Form 10-K
period 2019-12-31
ASSOCIATED BANC-CORP
filed 2020-02-11
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-31343
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin		39-1098068
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

433 Main Street
Green Bay,	Wisconsin	54301
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (920) 491-7500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ASB	The New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 6.125% Non-Cum. Perp Pref Stock, Srs C	ASB PrC	The New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.375% Non-Cum. Perp Pref Stock, Srs D	ASB PrD	The New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.875% Non-Cum. Perp Pref Stock, Srs E	ASB PrE	The New York Stock Exchange
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
Yes  ☐        No  ☑
As of June 30, 2019, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $3,375,478,000. This excludes approximately $63,196,000 of market value representing the outstanding shares of the registrant owned by all directors and officers who may be deemed affiliates. This includes approximately $59,863,000 of market value representing 1.74% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of February 6, 2020, 156,455,138 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to held on April 28, 2020 are incorporated by reference in this Form 10-K into Part III.

ASSOCIATED BANC-CORP
2019 Form 10-K Table of Contents

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

2017 Plan	2017 Incentive Compensation Plan
ABRC	Associated Benefits and Risk Consulting
ABS	Asset-Backed Securities
ACL	Allowance for Credit Losses
ADC	Acquisition, Development, or Construction
ALCO	Asset / Liability Committee
Anderson	Anderson Insurance and Investment Agency, Inc.
ASC	Accounting Standards Codification
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
Bank Mutual	Bank Mutual Corporation
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
BHC Act	Bank Holding Company Act of 1956, as amended
bp	basis point(s)
BSA	Bank Secrecy Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CMBS	Commercial Mortgage-Backed Securities
CMOs	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
DIF	Deposit Insurance Fund
Diversified	Diversified Insurance Solutions
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	Department of Labor
DTAs	Deferred Tax Assets
DTCC	Depository Trust & Clearing Corporation
EAR	Earnings at Risk
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve Board / Federal Reserve / FRB	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICC	Fixed Income Clearing Corporation
FICO	Financing Corporation, established by the Competitive Equality Banking Act of 1987

FICO Score	Fair Isaac Corporation score, a broad-based risk score to aid in credit decisions
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FRBNY	Federal Reserve Bank of New York
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
HVCRE	High Volatility Commercial Real Estate
IDIs	Insured Depository Institutions
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSA	Mortgage Servicing Asset
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the 2017 Plan
S&P	Standard & Poor's
SARs	Suspicious Activity Reports
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
TILA	Truth in Lending Act
Warrants	Troubled Asset Relief Program ("TARP") warrants

Special Note Regarding Forward-Looking Statements
This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. You can identify forward-looking statements by words such as "may," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," "continue," "could," "future," "outlook," or the negative of those terms or other words of similar meaning. You should read statements that contain these words carefully because they discuss our future expectations or state other "forward-looking" information. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from those we described in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading Risk Factors in this document, and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following.
•Credit risks, including changes in economic conditions and risk relating to our allowance for credit losses.
•Liquidity and interest rate risks, including the impact of capital market conditions and changes in monetary policy on our borrowings and net interest income.
•Operational risks, including processing, information systems, cybersecurity, vendor problems, business interruption, and fraud risks.
•Strategic and external risks, including economic, political, and competitive forces impacting our business.
•Legal, compliance, and reputational risks, including regulatory and litigation risks.
•The risk that our analyses of these risks and forces could be incorrect and / or that the strategies developed to address them could be unsuccessful.
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

General
Associated Banc-Corp is a bank holding company registered pursuant to the BHC Act. Our bank subsidiary, Associated Bank traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Federal Reserve Board to acquire three banks. At December 31, 2019, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 12 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2019, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50, publicly traded, bank holding companies headquartered in the U.S.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 248 banking branches at December 31, 2019 serving more than 120 communities, primarily within our three state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.

See Note 21 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Employees
At December 31, 2019, we had 4,669 full-time equivalent employees. None of our employees are represented by unions.
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
Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally chartered trust company subsidiary are regulated, supervised and examined by the OCC. The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiaries. As part of this authority, Associated Bank and our trust company subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks according to a set fee schedule. On November 25, 2019, the OCC announced that it will reduce the rates in all fee schedules by 10 percent for the 2020 calendar year, thus reducing the assessment fees that Associated Bank will pay in 2020.

Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. We are subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has the authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Associated Bank. The Dodd-Frank Act weakens the federal preemption available for national banks and gives broader rights to state attorneys general to enforce certain federal consumer protection laws. On May 24, 2018, the President signed into law the Economic Growth Act, which repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act raises the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the Federal Reserve to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. On October 10, 2019, the OCC adopted a final rule implementing portions of the Economic Growth Act, which, among other things, raises the minimum threshold for national banks to conduct stress tests from $10 billion to $250 billion. As a result of the final rule, which was effective as of November 24, 2019, the Bank is no longer subject to Dodd-Frank Act stress testing requirements.

The Economic Growth Act also enacted several important changes in some technical compliance areas, for which the banking agencies have now issued certain corresponding guidance documents and/or proposed or final rules, including:
•Prohibiting federal banking regulators from imposing higher capital standards on HVCRE exposures unless they are for ADC, and clarifying ADC status;
•Requiring the federal banking agencies to amend the Liquidity Coverage Ratio Rule such that all qualifying investment-grade, liquid and readily-marketable municipal securities are treated as level 2B liquid assets, making them more attractive investment alternatives;
•Exempting from appraisal requirements certain transactions involving real property in rural areas and valued at less than $400,000; and
•Directing the CFPB to provide guidance on the applicability of the TILA-RESPA Integrated Disclosure rule to mortgage assumption transactions and construction-to-permanent home loans, as well the extent to which lenders can rely on model disclosures that do not reflect recent regulatory changes.
Banking Acquisitions
We are required to obtain prior Federal Reserve approval before acquiring more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the CRA. See the Risk Factors section for a more extensive discussion of this topic.
Banking Subsidiary Dividends
The Parent Company is a legal entity separate and distinct from the Bank and other nonbanking subsidiaries. A substantial portion of our cash flow comes from dividends paid to us by Associated Bank. The OCC’s prior approval of the payment of dividends by Associated Bank to the Parent Company is required only if the total of all dividends declared by the Bank in any calendar year exceeds the sum of the Bank’s retained net income for that year and its retained net income for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, under the FDICIA, an insured depository institution, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).
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
In July 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules implemented certain provisions of the Dodd-Frank Act and Basel III. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:
•revise minimum capital requirements and adjust prompt corrective action thresholds;
•revise the components of regulatory capital and create a new capital measure called “Common Equity Tier 1,” which must constitute at least 4.5% of risk-weighted assets;
•specify that Tier 1 capital consists only of Common Equity Tier 1 and certain “Additional Tier 1 Capital” instruments meeting specified requirements;
•apply most deductions / adjustments to regulatory capital measures to Common Equity Tier 1 and not to other components of capital, potentially requiring higher levels of Common Equity Tier 1 in order to meet minimum ratio requirements;
•increase the minimum Tier 1 capital ratio requirement from 4% to 6%;
•retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•permit most banking organizations, including the Parent Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•implement a new capital conservation buffer of Common Equity Tier 1 capital equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% Common Equity Tier 1 capital ratio and be phased in over a three year period beginning January 1, 2016. This buffer is generally required to make capital distributions and pay executive bonuses;
•increase capital requirements for past due loans, high volatility commercial real estate exposures, and certain short-term loan commitments;
•require the deduction of mortgage servicing assets and deferred tax assets that exceed 10% of Common Equity Tier 1 capital in each category and 15% of Common Equity Tier 1 capital in the aggregate; and
•remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.
In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rule's advanced approaches, such as the Corporation. Specifically, the final rule extends the 2017 regulatory capital treatment of MSAs and DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations.
In July 2019, the federal banking agencies issued a final rule simplifying aspects of the capital rule, the key elements of which apply solely to banking organizations that are not subject to the advanced approaches capital rule. Under the final rule, banking organizations which are not subject to the advanced approaches capital rule, such as the Corporation, will be subject to simpler regulatory capital requirements for MSAs, certain DTAs arising from temporary differences, and investments in the capital of unconsolidated financial institutions, compared to those currently applied. The final rule also simplifies the calculation for the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties (sometimes referred to as a minority interest) that is includable in regulatory capital.

Specifically, the final rule eliminates: (i) the capital rule’s 10 percent common equity tier 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent common equity tier 1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent common equity tier 1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule will no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead will require that banking organizations not subject to the advanced approaches capital rule deduct from common equity tier 1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of common equity tier 1 capital. The final rule will be effective on April 1, 2020, and supersedes the transition rule the federal banking agencies adopted in 2017 to allow banking organizations not subject to the advanced approaches capital rule to continue to apply the transition treatment in effect in 2017.

In December 2019, the federal banking agencies issued a final rule on the capital treatment of HVCRE exposures which brought the regulatory definition of HVCRE exposure in line with the statutory definition of HVCRE ADC in the Economic Growth Act. The final rule also clarifies the capital treatment for loans that finance the development of land under the revised HVCRE exposure definition and establishes the requirements for certain exclusions from HVCRE exposures capital treatment.
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
In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk. This will facilitate the comparability of banks’ capital ratios, constraining the use of internally modeled approaches, and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the Federal Reserve, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
Current Expected Credit Loss Treatment
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019.

The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We incurred transition costs and also expect to incur ongoing costs in maintaining the additional CECL models and methodology along with acquiring forecasts used within the models, and that the methodology will result in increased capital costs upon initial adoption as well as over time.
In October 2019, four federal banking agencies issued a request for comment on a proposed interagency policy statement on the new CECL methodology. The policy statement proposes to harmonize the agencies' policies on allowance for credit losses with the FASB's new accounting standards. Specifically, the statement (1) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (2) describes the appropriate CECL methodology, in light of Topic 326, for determining ACLs on financial assets measured at amortized cost, net investments in leases, and certain off-balance sheet credit exposures; and (3) describes how to estimate an ACL for an impaired available-for-sale debt security in line with Topic 326. The proposed policy statement would be effective at the time that each institution adopts the new standards required by the FASB. The impact at adoption is expected to have an after tax impact of a $70 million to $80 million decrease in the opening stockholders' equity balance and a corresponding 21bps to 24bps decrease to the tangible common equity ratio. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information on the Corporation's impact of adoption.
Capital Planning and Stress Testing Requirements
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring insured depository institutions to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and the requirement was made “periodic” rather than annual. Upon enactment, the Economic Growth Act also provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements. The amended regulations also provide the Federal Reserve with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. In addition, Section 214 of the Economic Growth Act and its implementing regulation prohibit the federal banking agencies from requiring the Bank to assign a heightened risk weight to certain HVCRE ADC loans as previously required under the Basel III Capital Rules. Notwithstanding these regulatory amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation will no longer publish stress testing results as a result of the legislative and regulatory amendments.
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
At December 31, 2019, the Bank satisfied the capital requirements necessary to be deemed “well capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
The Dodd-Frank Act also set the minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC is required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 bp to 45 bp for large institutions. Premiums for Associated Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.
The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.
On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020, deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease. The last quarterly surcharge was reflected in the Bank’s December 2018 assessment invoice, which covered the assessment period from July 1, 2018 through September 30, 2018. The Bank's assessment invoices have not included a quarterly surcharge since that time.
Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15 percent in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2 percent.
DIF-insured institutions pay a FICO assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments continued until the bonds matured in September 2019. The Corporation’s combined assessment rate for FDIC and FICO assessments was approximately 6 bps for 2019.

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
Historically, deposit insurance premiums we have paid to the FDIC have been deductible for federal income tax purposes; however, the Tax Act disallows the deduction of such premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as ours, the premium deduction is phased out based on the proportion of a bank’s assets exceeding $10 billion.
On December 12, 2019, the FDIC issued a proposed rule on brokered deposits. The proposed rule aims to clarify and modernize the FDIC's existing regulatory framework for brokered deposits. Notable aspects of the proposed rule include language (1) defining the operative prongs of the definition of a "deposit broker"; (2) creating three general tests to determine the applicability of the "primary purpose" exception; (3) establishing an application process for entities that wish to make use of the primary purpose exception; and (4) allowing wholly-owned subsidiaries of IDIs to make use of the "IDI" (or the "own bank") exception.
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

On December 12, 2019, the FDIC and the OCC issued a proposed rule to modernize their respective agencies' regulations under the CRA. The proposed rule would (1) clarify which activities qualify for CRA credit and (2) require banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. The Federal Reserve chose not to participate in the current proposed rulemaking which causes uncertainty as to the content and timing of any final rule.
Privacy, Data Protection, and Cybersecurity
We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and its implementing regulations and guidance, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. Financial institutions, such as the Bank, are required by statute and regulation to disclose their privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard its customers’ nonpublic, personal information.

In many jurisdictions, including every U.S. state, consumers must be notified in the event of a data breach. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which became effective in January 2020, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data.

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
Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2019, the Corporation did not discover any material cybersecurity incidents.
Bank Secrecy Act / Anti-Money Laundering
The BSA, which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of its BSA compliance program. National banks are also required to file SARs when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended, effective May 2018, to explicitly include risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN recently promulgated new customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted), which rules became effective on May 11, 2018.
In addition to complying with the BSA, the Bank is subject to the Patriot Act. The Patriot Act is designed to deny terrorists and criminals the ability to obtain access to the United States’ financial system and has significant implications for depository institutions, brokers, dealers, and other businesses involved in the transfer of money. The Patriot Act mandates that financial service companies implement additional policies and procedures and take heightened measures designed to address any or all of the following matters: customer identification programs, money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, currency crimes, and cooperation between financial institutions and law enforcement authorities.
On December 3, 2019, three federal banking agencies and FinCEN issued a joint statement clarifying the compliance procedures and reporting requirements that banks must file for customers engaged in the growth or cultivation of hemp, including a clear statement that banks need not file a SAR on customers engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. This statement does not apply to cannabis-related business; thus, the statement only pertains to customers who are lawfully growing or cultivating hemp and are not otherwise engaged in unlawful or suspicious activity.
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
Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted regulations implementing the Volcker Rule. Those regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The regulations also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Historically, this meant that the largest banking entities (i.e., those with $50 billion or more in assets) had higher reporting requirements, but in November 2019, five federal banking agencies issued a final rule revising certain aspects of the Volcker Rule. The final rule simplifies and streamlines compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the new rule, compliance requirements will be based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities, i.e., those with $20 billion or more in trading assets and liabilities, will have heightened compliance obligations.
The new rule became effective on January 1, 2020, but banking entities will not be required to comply with the new rules until January 1, 2021. Although we will benefit from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold, we will remain subject to the modified rules and requirements related to covered funds. Accordingly, we expect that the revised rule will reduce some of our compliance costs, but in the short term we may experience some costs in developing and implementing changes in conformance with the new rule.
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
To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the Equal Credit Opportunity Act, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, RESPA, the Fair Debt Collection Practices Act, and the Fair Credit Reporting Act. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.
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
Other Regulatory Authorities
In addition to regulation, supervision and examination by federal banking agencies, the Corporation and certain of its subsidiaries, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and applicable state securities laws and regulations, and to supervision and examination by other regulatory authorities, including the SEC, FINRA, NYSE, DOL and others. Significantly, in June 2018 the U.S. Court of Appeals issued a mandate vacating the DOL’s “fiduciary rule” and related prohibited transaction exemptions. As a result, although the Bank may have taken certain measures to comply with the rule on a transitional basis, the Bank’s securities brokerage and investment advisory services and activities will no longer be affected.
Separately, in June 2019, pursuant to the Dodd-Frank Act, the SEC adopted Regulation Best Interest, which, among other things, establishes a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The new rule requires us to review and possibly modify our compliance activities, which is causing us to incur some additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures. In addition, the Bank’s insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates.
The Tax Act was signed into law in December 2017 and includes a number of provisions that impact us, including the following:
•Tax Rate. The Tax Act replaced the graduated corporate tax rates applicable under prior law, which imposed a maximum tax rate of 35%, with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it decreased the value of our then-existing deferred tax assets effective in the fourth quarter of 2017. The effect of remeasuring deferred tax assets due to the reduction in the tax rate is a nonrecurring event that generally is not expected to have a substantial adverse impact on the our core earnings or capital over the long term. Tax planning strategies relating to the 2017 tax year were implemented in 2018 which reduced the amount of the deferred tax assets at December 31, 2017, reducing the decrease in value of the deferred tax assets calculated in the fourth quarter of 2017. The Corporation has recorded and reported the effects of these strategies in its financial statements for the period ended December 31, 2018.

•FDIC Insurance Premiums. The Tax Act prohibits taxpayers with consolidated assets over $50 billion from deducting any FDIC insurance premiums and prohibits taxpayers with consolidated assets between $10 and $50 billion, such as the Bank, from deducting the portion of their FDIC premiums equal to the ratio, expressed as a percentage, that (i) the taxpayer’s total consolidated assets over $10 billion, as of the close of the taxable year, bears to (ii) $40 billion. As a result, Associated Bank’s ability to deduct its FDIC premiums is now limited.
•Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year paid to certain employees. The Tax Act eliminated certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees is now limited.
•Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50%, as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
•Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.
The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 13 Income Taxes of the notes to Consolidated Financial Statements.
Available Information
We file annual, quarterly, and current reports, proxy statements, and other information with the SEC. These filings are available to the public on the Internet at the SEC’s web site at www.sec.gov.
Our principal internet address is www.associatedbank.com. We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, shareholders may request a copy of any of our filings (excluding exhibits) at no cost by writing at Associated Banc-Corp, Attn: Investor Relations, 433 Main Street, Green Bay, WI 54301 or e-mailing us at investor.relations@associatedbank.com.

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
Credit Risks
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline. Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, the impact of international trade negotiations on local and national economies, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. The OCC recently reported that headwinds facing the U.S. economy strengthened during 2019, despite the continuation of the current U.S. economic expansion, noting in particular that manufacturing activity slowed more sharply than the rest of the economy. The OCC continued to note that the consensus forecast indicates that the U.S. economy will continue to slow down towards its long-run potential rate of growth, but the risk of a recession is rising. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy could have a material adverse effect on our financial condition and results of operations.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations. There continues to be discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs with countries such as China and the European Union. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.
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
The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations. In June 2016, the FASB issued an accounting standard update, "Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments," which replaces the current "incurred loss" model for recognizing credit losses with an "expected loss" model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the "incurred loss" model required under current GAAP, which delays recognition until it is probable a loss has been incurred. The CECL model may create more volatility in the level of our allowance for loan losses.
On December 21, 2018, the regulatory agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies' other rules to reflect the update to the accounting standards. The final rule became effective on April 1, 2019. Additionally, proposed guidance clarifying the final rule was issued in October 2019. The proposed guidance, when effective, will clarify the state of existing agency guidance and describe the appropriate CECL methodology for determining allowances for credit losses on specific assets, including net investments in leases, impaired available-for-sale debt securities, etc. The proposed guidance will become effective when each institution adopts the new standards required by the FASB.
The new CECL standard will become effective for us for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. We expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which we adopt the new standard, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. We incurred transition costs and also expect to incur ongoing costs in maintaining the additional CECL models and methodology along with acquiring forecasts used within the models, and that the methodology will result in increased capital costs upon initial adoption as well as over time. The impact at adoption is expected to have an after tax impact of $70 million to $80 million decrease in the opening stockholders' equity balance and a corresponding 21bps to 24bps decrease to the tangible common equity ratio. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information on the Corporation's impact of adoption.
We are subject to lending concentration risks. As of December 31, 2019, approximately 59% of our loan portfolio consisted of commercial and industrial, real estate construction, commercial real estate loans, and lease financing (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
Commercial real estate lending may expose us to increased lending risks. Our policy generally has been to originate commercial real estate loans primarily in the eight states in which the Bank operates. At December 31, 2019, commercial real estate loans, including owner occupied, investor, and real estate construction loans, totaled $6.1 billion, or 27%, of our total loan portfolio. As a result of our growth of this portfolio in the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. Commercial real estate loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by commercial real estate often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, commercial real estate markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Commercial real estate prices, according to many U.S. commercial real estate indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current commercial real estate market. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2019, nonaccrual commercial real estate loans totaled $5 million, or less than 1%, of our total portfolio of commercial real estate loans.
We may be adversely affected by declines in oil prices. Ongoing volatility in the oil and gas markets has compressed margins for many U.S.-based oil producers and others in the Oil and Gas industry. As of December 31, 2019, our oil and gas loan exposure was $741 million of commitments with $484 million outstanding, representing approximately 2% of our loan portfolio. The Oil and Gas portfolio was comprised of 40 credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by price volatility or downturn in oil and gas prices. The allowance related to this portfolio was 2.6% at December 31, 2019, compared to 1.6% at December 31, 2018. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for loan losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations. A prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.
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
We are subject to interest rate risk. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Corporation's interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve, such as experienced during the past year, generally has a negative impact on earnings. Our most significant interest rate risk may be further declines in the absolute level of interest rates or the prolonged continuation of the current low rate environment, as this would generally lead to further compression of our net interest margin, reduced net interest income, and devaluation of our deposit base.
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

Changes in interest rates could reduce the value of our investment securities holdings. The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio, which includes Federal Home Loan Bank and Federal Reserve Bank stocks, as of December 31, 2019, was $5.7 billion and the estimated duration of the aggregate portfolio was approximately 5.0 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s investment securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $237 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $252 million.
Changes in interest rates could also reduce the value of our residential mortgage-related securities and mortgage servicing rights, which could negatively affect our earnings. We have a portfolio of MSRs. An MSR is the right to service a mortgage loan (i.e., collect principal, interest, escrow amounts, etc.) for a fee. We recognize MSRs when we originate mortgage loans and keep the servicing rights after we sell or securitize the loans or when we purchase the servicing rights to mortgage loans originated by other lenders. We carry MSRs at the lower of amortized cost or estimated fair value. Fair value is the present value of estimated future net servicing income, calculated based on a number of variables, including assumptions about the likelihood of prepayment by borrowers.
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
The planned phasing out of the LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation. The LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The FCA, which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, the FCA intends to stop persuading, or compelling, banks to submit to LIBOR after 2021. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.
Associated has not yet determined which alternative rate is most applicable, and there can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR if and when it ceases to exist. If LIBOR is discontinued after 2021 as expected, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, and such discontinuation may increase operational and other risks to the Corporation and the industry.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the Alternative Reference Rate Committee, or ARRC, selected the SOFR as an alternative to LIBOR. SOFR has been published by the FRBNY since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral U.S. Treasury repurchase agreement transactions cleared through the delivery-versus-payment service offered by the FICC, a subsidiary of DTCC.
The FRBNY currently publishes SOFR daily on its website at https://apps.newyorkfed.org/markets/autorates/sofr. The FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice.
Because SOFR is published by the FRBNY based on data received from other sources, the Bank has no control over its determination, calculation or publication. There can be no assurance that SOFR will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize SOFR as the reference rate for transactions. There is no assurance that SOFR will be widely adopted as the replacement reference rate for LIBOR (or that the Corporation will ultimately decide to adopt SOFR as the reference rate for its lending or borrowing transactions).

The market transition away from LIBOR to an alternative reference rate, including SOFR, is complex and could have a range of adverse effects on the Corporation's business, financial condition, and results of operations. In particular, any such transition could:
•adversely affect the interest rates paid or received on, and the revenue and expenses associated with, the Corporation's floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;
•adversely affect the value of the Corporation's floating rate obligations, loans, deposits, derivatives and other financial instruments tied to LIBOR rates, or other securities or financial arrangements given LIBOR's role in determining market interest rates globally;
•prompt inquiries or other actions from regulators in respect of the Corporation's preparation and readiness for the replacement of LIBOR with an alternative reference rate;
•result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based securities; and
•require the transition to or development of appropriate systems and analytics to effectively transition our risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark.
In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

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
From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions such as our recent acquisition of the Huntington branches and the pending First Staunton acquisition. The integration of core systems and processes for such transactions often occur after the closing, which may create elevated risk of cyber incidents. The Corporation may be subject to the data risks and cyber security vulnerabilities of the acquired company until the Corporation has sufficient time to fully integrate the acquiree’s customers and operations. Although the Corporation conducts comprehensive due diligence of cyber-security policies, procedures and controls of our acquisition counterparties, and the Corporation maintains adequate policies, procedures, controls and information security protocols to facilitate a successful integration, there can be no assurance that such measures, controls and protocols are sufficient to withstand a cyber-attack or other security breach with respect to the companies we acquire, particularly during the period of time between closing and final integration.
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
We are dependent upon third parties for certain information system, data management and processing services and to provide key components of our business infrastructure. We outsource certain information system and data management and processing functions to third party providers, including, among others, Fiserv, Inc. and its affiliates to compete in a rapidly evolving financial marketplace. These third party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. Concentration among larger third party providers servicing large segments of the banking industry can also potentially affect wide segments of the financial industry. If third party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.
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
Changes in the federal, state or local tax laws may negatively impact our financial performance. We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, the new legislation resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate.
In addition, the Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2019, the annual impairment test conducted in May indicated that the estimated fair value of all of the

Corporation’s reporting units exceeded the carrying value. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2019, we had goodwill of $1.2 billion, which representing approximately 30% of stockholders’ equity.
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
Severe weather, natural disasters, public health issues, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and / or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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
In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, some of the largest technology firms are engaging in joint ventures with the largest banks to provide and / or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
Our ability to compete successfully depends on a number of factors, including, among other things:
•the ability to develop, maintain, and build upon long-term customer relationships based on top quality service, high ethical standards, and safe, sound assets;
•the ability to expand our market position;
•the scope, relevance, and pricing of products and services offered to meet customer needs and demands;
•the rate at which we introduce new products and services relative to our competitors;
•customer satisfaction with our level of service; and
•industry and general economic trends.
Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could have a material adverse effect on our financial condition and results of operations.

Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. Following the government shutdown in 2011, Standard & Poor’s lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. In addition, the U.S. government and the governments of other countries took steps to stabilize the financial system, including investing in financial institutions, and implementing programs to improve general economic conditions, but there can be no assurances that these efforts will restore long-term stability and that they will not result in adverse unintended consequences. A prolonged government shutdown may also adversely impact a significant segment of our customer base resulting in increased defaults within our loan portfolio, which could adversely affect our financial condition and results of operations.
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
Acquiring other banks, businesses, or branches involves potential adverse impact to our financial results and various other risks commonly associated with acquisitions, including, among other things:
•incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, and with integrating acquired businesses, resulting in the diversion of resources from the operation of our existing businesses;
•difficulty in estimating the value of target companies or assets and in evaluating credit, operations, management, and market risks associated with those companies or assets;
•payment of a premium over book and market values that may dilute our tangible book value and earnings per share in the short and long term;
•potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for regulatory and compliance issues;
•exposure to potential asset quality issues of the target company;
•there may be volatility in reported income as goodwill impairment losses could occur irregularly and in varying amounts;
•difficulties, inefficiencies or cost overruns associated with the integration of the operations, personnel, technologies, services, and products of acquired companies with ours;
•inability to realize the expected revenue increases, cost savings, increases in geographic or product presence, and / or other projected benefits;
•potential disruption to our business;
•the possible loss of key employees and customers of the target company; and
•potential changes in banking or tax laws or regulations that may affect the target company.
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
Significantly, the enactment of the Economic Growth Act, and the promulgation of its implementing regulations, repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act and its implementing regulations raised the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the Federal Reserve to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns.
Accordingly, the effect of banking legislation and regulations remains uncertain. The implementation, amendment, or repeal of federal banking laws or regulations may affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict.
In addition, in September 2016, the CFPB and OCC entered into a consent order with a large national bank alleging widespread improper sales practices, which prompted the federal bank regulatory agencies to conduct a horizontal review of sales practices throughout the banking industry. The elevated attention has resulted in continued additional regulatory scrutiny and regulation of incentive arrangements, which could adversely impact the delivery of services and increase compliance costs.
Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business. In June 2019, pursuant to the Dodd-Frank Act, the SEC adopted Regulation Best Interest, which, among other things, establishes a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The new rule requires us to review and possibly modify our compliance activities, including our policies, procedures, and controls, which is causing us to incur some additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures. In addition, the Bank's insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates. Implementation of Regulation Best Interest, as well as any new state laws that impose a fiduciary duty, may negatively impact our results of operation, as well as increase costs associated with legal, compliance, operations, and information technology.
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

The Economic Growth, Regulatory Relief, and Consumer Protection Act enacted in 2018 did not eliminate many of the aspects of the Dodd-Frank Act that have increased our compliance costs, and remains subject to further rulemaking. The Economic Growth Act represents modest reform to the regulation of the financial services industry primarily through certain amendments of the Dodd-Frank Act. However, many provisions of the Dodd-Frank Act that have increased our compliance costs, such as the Volcker Rule, the Durbin amendment restricting interchange fees, and the additional supervisory authority of the CFPB, remain in place. Certain of the provisions amended by the Economic Growth Act took effect immediately, while others are subject to ongoing joint agency rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although we expect to benefit from many aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. In addition, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the Economic Growth Acts changes regarding stress testing and risk management.
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
•actual or anticipated variations in quarterly results of operations or financial condition;
•operating results and stock price performance of other companies that investors deem comparable to us;
•news reports relating to trends, concerns, and other issues in the financial services industry;
•perceptions in the marketplace regarding us and / or our competitors;
•new technology used or services offered by competitors;
•significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving us or our competitors;
•failure to integrate acquisitions or realize anticipated benefits from acquisitions;
•changes in government regulations;
•changes in international trade policy and any resulting disputes or reprisals;
•geopolitical conditions, such as acts or threats of terrorism or military conflicts; and
•recommendations by securities analysts.
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

Our ability to originate residential mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market. Over the past several years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis, which has caused the interest rate for 30 year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S. Congress has expanded the conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. However, the President of the United States and proposed key cabinet nominees have indicated that reforming the GSE system is a priority item on the administration’s regulatory agenda. It is unknown at this time what reforms, if any, will be made, the extent of the future involvement in the residential mortgage market and the impact of any reforms on that market and the United States economy as a whole.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 2.	Properties
The Corporation operated approximately 279 facilities, including 248 banking branches at December 31, 2019. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively.   The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin (formerly the "Milwaukee Center" and renamed "Associated Bank River Center" in November 2019) and a 95,000 square foot office building located at 6000 Clearwater Drive, Minnetonka, Minnesota. Based on rentable square feet, at December 31, 2019, Associated Bank owned 87% of our total property portfolio.
At December 31, 2019, Associated Bank operated 248 banking branches serving over 120 different communities throughout Wisconsin, Illinois, and Minnesota.  Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased.  Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, Ohio and Texas.

ITEM 3.	Legal Proceedings
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 11, 2020.
Philip B. Flynn - Age: 62
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

Patrick E. Ahern - Age: 53
Patrick E. Ahern has been Executive Vice President and Chief Credit Officer of Associated and Associated Bank since February 2020. He served as Deputy Chief Credit Officer from October 2019 to February 2020. Ahern joined Associated as a Senior Vice President in 2010 to manage the CRE portfolio underwriting and administrative teams, before moving into the role Corporate Senior Credit Officer in 2018. He has more than 30 years of experience in commercial real estate and corporate credit, including experience with LaSalle Bank and Bank of America.
William M. Bohn - Age: 53
William M. Bohn has been Executive Vice President, Head of Wealth Management and Institutional Services of Associated and Associated Bank since July 2014. Mr. Bohn also serves as Chairman of the Board of Associated Benefits and Risk Consulting, Whitnell & Co. and Associated Investment Services, Inc., and Chief Executive Officer of Associated Trust Company, N.A. He joined Associated in 1997 and most recently served as President and Chief Executive Officer of ABRC from 2004 to 2015.
Matthew R. Braeger - Age: 44
Matthew R. Braeger has been Executive Vice President and Chief Audit Executive of Associated and Associated Bank since February 2018. He served as Deputy Chief Audit Executive from October 2017 to February 2018. He joined Associated in April 2013 as Senior Vice President, Business Support Audit Director. Previously, he held audit management positions with Fiserv, Inc. and public accounting audit roles with Ernst & Young, LLP. Braeger has more than 19 years of auditing experience, primarily in banking technology and financial services.
Christopher Del Moral-Niles - Age: 49
Christopher J. Del Moral-Niles has been Executive Vice President, Chief Financial Officer of Associated and Associated Bank since March 2012. He joined Associated in July 2010 and previously served as Associated’s Deputy Chief Financial Officer, Principal Accounting Officer, and as Corporate Treasurer. From 2006 to 2010, he held various leadership roles for The First American Corporation and its subsidiaries, including serving as Corporate Treasurer and as divisional President of First American Trust, FSB. From 2003 to 2006, Mr. Niles held various positions with Union Bank, including serving as Senior Vice President and Director of Liability Management. Prior to his time with Union Bank, Mr. Niles spent a decade as a financial services investment banker supporting mergers and acquisitions of financial institutions, bank and thrift capital issuances, and bank funding transactions.
Angie M. DeWitt - Age: 50
Angie M. DeWitt has been Executive Vice President and Chief Human Resources Officer of Associated and Associated Bank since April 2019. Most recently she served as Deputy Chief Human Resources Officer from October 2018 to April 2019 and Senior Vice President, Director of Human Resources from February 2018 to October 2018. She joined Associated in August 2008 as a member of the finance team and has held multiple leadership roles. Prior to joining Associated, she held a senior finance role at Schneider National, Inc. from January 2002 to August 2008.
Randall J. Erickson - Age: 60
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
Nicole M. Kitowski - Age: 44
Nicole M. Kitowski has been Executive Vice President and Chief Risk Officer of Associated and Associated Bank since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.

Timothy J. Lau - Age: 57

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

Michael O. Meinolf - Age: 45

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
Paul G. Schmidt - Age: 57
Paul G. Schmidt has been Executive Vice President, Head of Commercial Real Estate of Associated and Associated Bank since January 2016. He joined Associated in April 2015 as Executive Vice President of Commercial Real Estate. He was named Deputy Head of Commercial Real Estate in September 2015. Mr. Schmidt brings more than 32 years of banking experience to Associated. Most recently, he held the position of Executive Vice President, Division Manager, Commercial Real Estate at Wells Fargo from 2002 to 2015.
David L. Stein - Age: 56
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
John A. Utz - Age: 51
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

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information in response to this item is incorporated by reference to the discussion of dividend restrictions under Part I, Item 1, Business - Holding Company Dividends, and in Note 10 Stockholders' Equity of the notes to consolidated financial statements included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The Corporation’s common stock is traded on the NYSE under the symbol ASB.
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 31, 2020, was 8,304. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is 22,788.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
The Corporation repurchased $48 million, or approximately 2.3 million shares, of common stock during the fourth quarter of 2019. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2019 and 2018, see Part II, Item 8, Note 10 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2019 - October 31, 2019	556,371	$20.22	556,371	—
November 1, 2019 - November 30, 2019	1,450,000	21.57	1,450,000	—
December 1, 2019 - December 31, 2019	249,923	21.43	249,923	—
Total	2,256,294	$21.22	2,256,294	8,341,932
(a) During the fourth quarter of 2019, the Corporation repurchased 4,806 shares of common stock to satisfy minimum tax withholding on settlements of equity compensation awards. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b) On December 10, 2019, the Board of Directors authorized the repurchase of up to $150 million of the Corporation's common stock. The repurchase authorization was in addition to the previous authorized repurchases. At December 31, 2019, there remained approximately $184 million authorized to be repurchased in the aggregate. Approximately 8.3 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on December 31, 2019.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index and the S&P 400 Regional Banks Sub-Industry Index for the period of five fiscal years commencing on January 1, 2015 and ending December 31, 2019. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2014. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$180
$160
$140
$120
$100
$100.0
2014
2015
2016
2017
2018
2019
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index

	2014	2015	2016	2017	2018	2019
Associated Banc-Corp	$100.0	$102.8	$137.9	$144.7	$116.2	$133.5
S&P 500 Index	$100.0	$101.4	$113.3	$137.8	$131.9	$173.1
S&P 400 Regional Banks Sub-Industry Index	$100.0	$106.6	$141.0	$148.1	$117.1	$145.6
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

ITEM 6.	Selected Financial Data
Table 1 Summary Results of Operations: Trends

	Years Ended December 31,
($ in Thousands, except per share data)	2019	2018	2017	2016	2015
Interest income	$1,172,610	$1,154,137	$886,605	$791,568	$753,662
Interest expense	336,936	274,557	145,385	84,295	77,384
Net interest income	835,674	879,580	741,220	707,273	676,278
Provision for credit losses	16,000	—	26,000	70,000	37,500
Net interest income after provision for credit losses	819,674	879,580	715,220	637,273	638,778
Noninterest income	380,824	355,568	332,680	352,883	329,357
Noninterest expense	793,988	821,799	709,133	702,560	698,347
Income before income taxes	406,509	413,349	338,767	287,596	269,788
Income tax expense	79,720	79,786	109,503	87,322	81,487
Net income	326,790	333,562	229,264	200,274	188,301
Preferred stock dividends	15,202	10,784	9,347	8,903	7,155
Net income available to common equity	$311,587	$322,779	$219,917	$191,371	$181,146
Earnings per common share
Basic	$1.93	$1.92	$1.45	$1.27	$1.20
Diluted	1.91	1.89	1.42	1.26	1.19
Cash dividends per common share	0.69	0.62	0.50	0.45	0.41
Weighted average common shares outstanding
Basic	160,534	167,345	150,877	148,769	149,350
Diluted	161,932	169,732	153,647	149,961	150,603
Selected Financial Data
Year-End Balances
Loans	$22,821,440	$22,940,429	$20,784,991	$20,054,716	$18,714,343
Allowance for loan losses	201,371	238,023	265,880	278,335	274,264
Investment securities	5,482,759	6,689,021	6,326,299	5,953,762	6,135,644
Total assets(a)	32,386,478	33,615,122	30,443,626	29,139,315	27,711,835
Deposits	23,779,064	24,897,393	22,785,962	21,888,448	21,007,665
Short- and long-term funding, and FHLB advances	4,195,423	4,527,056	4,073,732	3,853,830	3,510,580
Stockholders’ equity	3,922,124	3,780,888	3,237,443	3,091,312	2,937,246
Book value per common share	23.32	21.43	20.13	19.27	18.62
Tangible book value per common share	15.28	13.86	13.65	12.78	12.10
Average Balances
Loans	$23,122,797	$22,718,297	$20,592,383	$19,650,667	$18,252,264
Investment securities	6,194,465	6,912,921	6,028,262	6,048,563	5,912,849
Earning assets	29,820,829	30,049,793	26,999,884	26,026,661	24,571,087
Total assets(a)	33,046,604	33,007,859	29,467,324	28,506,112	27,019,216
Deposits	24,735,608	24,072,049	21,923,602	21,005,772	19,903,087
Interest-bearing liabilities	23,535,115	23,699,823	21,045,399	20,122,402	19,330,847
Stockholders’ equity	3,871,869	3,692,433	3,172,634	3,022,962	2,895,158
Risk-based Capital(a)(b)
Total risk-weighted assets	$24,296,382	$23,842,542	$21,504,495	$21,340,951	$19,929,963
Common equity Tier 1	2,480,698	2,449,721	2,171,508	2,032,587	1,897,944
Common equity Tier 1 capital ratio	10.21%	10.27%	10.10%	9.52%	9.52%
Return on average common equity Tier 1	12.59%	13.15%	10.43%	9.86%	9.88%
(a) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. The change had no impact on either earnings or equity. The Corporation believes that this change is a preferable method of accounting as it provides a better reflection of the assets and liabilities on the face of the consolidated balance sheets. Adoption of this change was voluntary and has been adopted retrospectively. 2019, 2018, and 2017 total assets, average total assets, total risk-weighted assets, and capital ratios were restated for comparability. 2016 and 2015 total assets, average total assets, risk-weighted assets, and capital ratios were not restated.
(b) The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 26 for a reconciliation of average common equity Tier 1.

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
The detailed financial discussion that follows focuses on 2019 results compared to 2018. For a discussion of 2018 results compared to 2017 see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2018.
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

Performance Summary and 2020 Outlook
•Diluted earnings per common share of $1.91 in 2019 increased $0.02, or 1%, from 2018.
•Average loans of $23.1 billion for 2019 increased $405 million, or 2%, from a year ago. Average deposits of $24.7 billion for 2019 increased $664 million, or 3%, from a year ago, driven by the Huntington branch acquisition. For 2020, the Corporation expects 2%-4% annual average loan growth.
•Net interest income of $836 million in 2019 decreased $44 million, or 5%, from 2018. Net interest margin of 2.86% in 2019 decreased 11 bp from 2.97% in 2018. The decrease was driven primarily by lower prepayments and accretion related to the Bank Mutual acquisition in 2018. The decrease was additionally driven by compression in LIBOR rates outpacing reductions in funding costs resulting from Federal Reserve rate cuts. The Corporation expects 2020 net interest margin to be between 2.80% and 2.85%, assuming a stable interest rate environment.
•Provision for credit losses was $16 million in 2019, compared to zero in 2018. For 2020, the Corporation expects the provision for credit losses to adjust with changes to risk grade, other indications of credit quality, and loan volume. On January 1, 2020, the Corporation adopted ASU 2016-13 (CECL). The initial CECL impact is expected to result in a $70 million to $80 million after-tax charge and a corresponding 21 bp to 24 bp decrease in the tangible common equity ratio. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information on the Corporation's impact of adoption.
•Noninterest income of $381 million in 2019 increased $25 million, or 7%, from 2018. For 2020, the Corporation expects to earn between $375 million and $385 million of noninterest income.
•Noninterest expenses of $794 million in 2019 decreased $28 million, or 3%, from 2018, primarily due to a $22 million decrease in acquisition related costs. For 2020, the Corporation expects noninterest expense will be between $790 million and $795 million.

Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Years Ended December 31,
	2019			2018			2017
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$8,426,774	$385,072	4.57%	$7,744,640	$349,266	4.51%	$7,254,613	$265,796	3.66%
Commercial real estate lending	5,150,464	255,582	4.96%	5,433,361	273,937	5.04%	4,952,605	192,838	3.89%
Total commercial	13,577,238	640,655	4.72%	13,178,001	623,203	4.73%	12,207,218	458,634	3.76%
Residential mortgage	8,311,914	282,134	3.39%	8,289,432	281,814	3.40%	7,105,486	229,210	3.23%
Retail	1,233,646	76,939	6.24%	1,250,863	73,605	5.88%	1,279,679	64,892	5.07%
Total loans	23,122,797	999,727	4.32%	22,718,297	978,622	4.31%	20,592,383	752,736	3.66%
Investment securities
Taxable	4,284,991	100,304	2.34%	5,366,825	119,741	2.23%	4,861,597	96,909	1.99%
Tax-exempt(a)	1,909,474	71,956	3.77%	1,546,096	56,426	3.65%	1,166,665	50,455	4.32%
Other short-term investments	503,566	16,643	3.30%	418,576	12,623	3.02%	379,239	7,719	2.04%
Investments and other	6,698,032	188,903	2.82%	7,331,497	188,790	2.58%	6,407,501	155,083	2.42%
Total earning assets	$29,820,829	$1,188,630	3.99%	$30,049,793	$1,167,412	3.88%	$26,999,884	$907,819	3.36%
Other assets, net(d)	3,225,775			2,958,066			2,467,441
Total assets	$33,046,604			$33,007,859			$29,467,324
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$2,439,872	$7,086	0.29%	$1,878,960	$1,435	0.08%	$1,527,161	$816	0.05%
Interest-bearing demand	5,080,857	56,742	1.12%	4,767,873	44,911	0.94%	3,953,014	20,344	0.51%
Money market	7,005,265	74,467	1.06%	7,260,692	54,573	0.75%	6,321,603	22,991	0.36%
Network transaction deposits	1,860,951	42,523	2.29%	2,095,715	39,251	1.87%	3,145,554	31,455	1.00%
Time deposits	3,129,142	56,468	1.80%	2,831,229	35,948	1.27%	1,979,709	18,419	0.93%
Total interest-bearing deposits	19,516,088	237,286	1.22%	18,834,469	176,118	0.94%	16,927,041	94,025	0.56%
Federal funds purchased and securities sold under agreements to repurchase	137,679	1,579	1.15%	224,967	2,006	0.89%	415,086	2,527	0.61%
Commercial paper	32,123	149	0.46%	56,076	186	0.33%	91,797	293	0.32%
FHLB advances	3,106,279	69,816	2.25%	3,971,797	73,668	1.85%	3,114,545	30,364	0.97%
Long-term funding	742,946	28,106	3.78%	612,513	22,579	3.69%	496,930	18,176	3.66%
Total short and long-term funding	4,019,027	99,651	2.48%	4,865,353	98,439	2.02%	4,118,358	51,360	1.25%
Total interest-bearing liabilities	$23,535,115	$336,936	1.43%	$23,699,823	$274,557	1.16%	$21,045,399	$145,385	0.69%
Noninterest-bearing demand deposits	5,219,520			5,237,580			4,996,561
Other liabilities(d)	420,100			378,024			252,731
Stockholders’ equity	3,871,869			3,692,433			3,172,634
Total liabilities and stockholders’ equity	$33,046,604			$33,007,859			$29,467,324
Interest rate spread			2.56%			2.72%			2.67%
Net free funds			0.30%			0.25%			0.15%
Fully tax-equivalent net interest income and net interest margin		$851,693	2.86%		$892,855	2.97%		$762,434	2.82%
Fully tax-equivalent adjustment		$16,020			$13,275			$21,214
Net interest income		$835,674			$879,580			$741,220
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
Interest rate spread and net interest margin are utilized to measure and explain changes in net interest income. Interest rate spread is the difference between the yield on earning assets and the rate paid on interest-bearing liabilities that fund those assets. The net interest margin is expressed as the percentage of net interest income to average earning assets. The net interest margin exceeds the interest rate spread because net free funds, principally noninterest-bearing demand deposits and stockholders’ equity, also support earning assets. To compare tax-exempt asset yields to taxable yields, the yield on tax-exempt loans and investment securities is computed on a fully tax-equivalent basis. Net interest income, interest rate spread, and net interest margin are discussed on a fully tax-equivalent basis.
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2019, 2018, and 2017. Table 3 presents additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
Notable Contributions to the Change in 2019 Net Interest Income
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $836 million in 2019 compared to $880 million in 2018. The decrease was driven primarily by lower prepayments and accretion related to the Bank Mutual acquisition in 2018. The decrease was additionally driven by compression in LIBOR rates outpacing reductions in funding costs. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Fully tax-equivalent net interest income of $852 million for 2019 was $41 million lower than 2018.
•Average earning assets of $29.8 billion in 2019 were $229 million, or 1%, lower than 2018. The decrease in average earning assets was driven by a $633 million, or 9%, decrease in average investments and other short-term investments, partially offset by a $405 million, or 2%, increase in average loans. The yield on investment securities and other short-term investments increased 24 bp to 2.82%.
•Average interest-bearing liabilities of $23.5 billion in 2019 were down $165 million, or 1%, versus 2018. On average, interest-bearing deposits increased $682 million, or 4%. Average short- and long-term funding decreased $846 million from 2018 primarily driven by FHLB advances decreasing $866 million.
•The average cost of interest-bearing liabilities was 1.43% in 2019, 27 bp higher than 2018. The increase was due to a 28 bp increase in the average cost of interest-bearing deposits to 1.22% and a 46 bp increase in the cost of short- and long-term funding to 2.48%. This is primarily due to the full year impact of the 2018 Federal Funds rate increases partially offset by the impact of the three Federal Funds rate cuts in the second half of 2019.
•The Federal Reserve decreased the target Federal Funds rate on October 31, 2019 to a range of 1.50% to 1.75% compared to a range of 2.25% to 2.50% at the end of 2018. The Federal Reserve has indicated it will closely assess economic data and be patient before moving ahead with any additional changes in the Federal Funds rate. Therefore, the timing and magnitude of any such changes are uncertain and will depend on domestic and global economic conditions.

Table 3 Rate/Volume Analysis(a)

	2019 Compared to 2018 Increase (Decrease) Due to			2018 Compared to 2017 Increase (Decrease) Due to
($ in Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans(b)
Commercial and business lending	$31,118	$4,689	$35,807	$18,904	$64,566	$83,470
Commercial real estate lending	(14,090)	(4,264)	(18,355)	20,086	61,014	81,100
Total commercial	17,027	425	17,452	38,990	125,580	164,570
Residential mortgage	764	(444)	320	39,747	12,856	52,603
Retail	(1,024)	4,358	3,333	(1,490)	10,203	8,713
Total loans	16,766	4,339	21,105	77,247	148,639	225,886
Investment securities
Taxable	(25,091)	5,654	(19,437)	7,660	15,172	22,832
Tax-exempt(b)	13,641	1,889	15,530	14,678	(8,708)	5,970
Other short-term investments	2,730	1,289	4,019	869	4,035	4,904
Investments and other	(8,720)	8,833	112	23,207	10,499	33,707
Total earning assets	$8,046	$13,172	$21,218	$100,454	$159,138	$259,593
Interest expense
Savings	$544	$5,107	$5,651	$216	$403	$619
Interest-bearing demand	3,091	8,740	11,831	4,886	19,680	24,566
Money market	(1,982)	21,876	19,894	3,861	27,722	31,583
Network transaction deposits	(4,723)	7,995	3,272	(13,033)	20,829	7,796
Time deposits	3,839	16,681	20,520	9,660	7,869	17,529
Total interest-bearing deposits	769	60,399	61,168	5,590	76,502	82,093
Federal funds purchased and securities sold under agreements to repurchase	(907)	480	(427)	(1,425)	903	(522)
Commercial paper	(96)	59	(37)	(118)	11	(107)
FHLB advances	(17,778)	13,926	(3,852)	10,120	33,184	43,304
Long-term funding	4,920	607	5,527	4,260	144	4,403
Total short and long-term funding	(13,859)	15,071	1,212	12,837	34,242	47,079
Total interest-bearing liabilities	(13,091)	75,470	62,380	18,427	110,744	129,172
Fully tax-equivalent net interest income	$21,136	$(62,298)	$(41,162)	$82,027	$48,394	$130,421
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
•The provision for credit losses (which includes the provision for loan losses and the provision for unfunded commitments) was $16 million for 2019, compared to no provision for credit losses in 2018.
•Net charge offs were $55 million, representing 0.24% of average loans, for 2019, compared to $30 million, representing 0.13% of average loans, for 2018.
•The ratio of the allowance for loan losses to total loans was 0.88% and 1.04% at December 31, 2019 and 2018, respectively.

Noninterest Income
Table 4 Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2019	2018	2017	$ Change 2019	% Change 2019	$ Change 2018	% Change 2018
Insurance commissions and fees	$89,104	$89,511	$81,474	$(407)	—%	$8,037	10%
Wealth management fees(a)	83,467	82,562	70,126	905	1%	12,436	18%
Service charges and deposit account fees	63,135	66,075	64,427	(2,940)	(4)%	1,648	3%
Card-based fees	39,755	39,656	34,834	99	—%	4,822	14%
Other fee-based revenue	18,942	17,818	17,854	1,124	6%	(36)	—%
Total fee-based revenue	294,402	295,622	268,715	(1,220)	—%	26,907	10%
Capital markets, net	19,862	20,120	19,642	(258)	(1)%	478	2%
Mortgage banking income	44,373	28,960	29,619	15,413	53%	(659)	(2)%
Mortgage servicing rights expense	12,494	9,049	10,259	3,445	38%	(1,210)	(12)%
Mortgage banking, net	31,878	19,911	19,360	11,967	60%	551	3%
Bank and corporate owned life insurance	14,845	13,951	16,250	894	6%	(2,299)	(14)%
Other	11,165	9,051	9,523	2,114	23%	(472)	(5)%
Subtotal	372,154	358,655	333,490	13,499	4%	25,165	8%
Asset gains (losses), net (b)	2,713	(1,103)	(1,244)	3,816	N/M	141	(11)%
Investment securities gains (losses), net	5,957	(1,985)	434	7,942	N/M	(2,419)	N/M
Total noninterest income	$380,824	$355,568	$332,680	$25,256	7%	$22,888	7%
Mortgage loans originated for sale during period	$1,090,792	$1,092,318	$715,357	$(1,526)	—%	$376,961	53%
Mortgage loan settlements during period	$1,317,077	$1,131,652	$819,950	$185,425	16%	$311,702	38%
Assets under management, at market value(c)	$12,104	$10,291	$10,555	$1,813	18%	$(265)	(3)%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) 2019 includes less than $1 million of Huntington related asset losses; 2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.
(c) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in 2019 Noninterest Income
•Mortgage banking, net was $32 million in 2019, an increase of $12 million, or 60%, compared to 2018. The increase was driven by higher mortgage banking revenues due to increased settlements and gain on sale, mostly resulting from higher refinance activity in 2019 and the portfolio mortgage sale that occurred during the third quarter of 2019.
•Investment securities gains (losses), net was up $8 million from 2018 as a result of the ongoing portfolio restructuring and balance sheet deleveraging strategy.
•Asset gains (losses), net was up $4 million compared to 2018. During 2018, the Corporation recognized a $2 million loss on the sale of a profit participation agreement that was received in partial satisfaction of a loan obligation. In addition, 2019 benefited from higher income and distributions from alternative investments.

Noninterest Expense
Table 5 Noninterest Expense

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2019	2018	2017	$ Change 2019	% Change 2019	$ Change 2018	% Change 2018
Personnel	$487,063	$482,676	$428,976	$4,387	1%	$53,700	13%
Technology	82,429	72,674	63,004	9,755	13%	9,670	15%
Occupancy	62,399	59,121	53,842	3,278	6%	5,279	10%
Business development and advertising	29,600	30,923	28,946	(1,323)	(4)%	1,977	7%
Equipment	23,550	23,243	21,201	307	1%	2,042	10%
Legal and professional	19,901	23,061	22,509	(3,160)	(14)%	552	2%
Loan and foreclosure costs	8,861	7,410	7,293	1,451	20%	117	2%
FDIC assessment	16,250	30,000	31,300	(13,750)	(46)%	(1,300)	(4)%
Other intangible amortization	9,948	8,159	1,959	1,789	22%	6,200	N/M
Acquisition related costs(a)	7,320	29,002	—	(21,682)	(75)%	29,002	N/M
Other	46,666	55,530	50,102	(8,864)	(16)%	5,428	11%
Total noninterest expense	$793,988	$821,799	$709,133	$(27,811)	(3)%	$112,666	16%
Personnel expense to total noninterest expense	61%	59%	60%
Average full-time equivalent employees(b)	4,702	4,699	4,307
N/M = Not Meaningful
(a) Includes Bank Mutual, Huntington branch, and First Staunton acquisition related costs only
(b) Average full-time equivalent employees without overtime
Notable Contributions to the Change in 2019 Noninterest Expense
•Acquisition costs decreased $22 million, or 75%, from 2018, due to higher Bank Mutual acquisition related costs in 2018 compared to Huntington branch and First Staunton acquisition related costs in 2019.
•FDIC assessment expenses decreased $14 million, or 46%, from 2018, driven by the removal of the FDIC surcharge assessment in late 2018.
•Technology expense of $82 million increased $10 million, or 13%, compared to 2018, driven by investments in solutions to enhance operational efficiency and the customer experience.
•Personnel costs increased $4 million from 2018, primarily driven by a $3 million increase in restructuring and severance charges.
Income Taxes
The Corporation recognized income tax expense of $80 million for both 2018 and 2019. Income tax expense decreased in 2019 compared to 2018 due to a drop in income before taxes, an increase in tax exempt interest, and the expense from the settlement of litigation in Minnesota which was booked in 2018. However, this decrease was offset by the reductions in the benefits of Tax Act planning actions in 2019 relative to 2018. The effective tax rate was 19.6% for 2019, compared to an effective tax rate of 19.3% for 2018.
See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section Critical Accounting Policies. Income tax expense recorded on the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is therefore considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or the reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13 Income Taxes of the notes to consolidated financial statements for more information.
Balance Sheet Analysis
•At December 31, 2019, total assets were $32.4 billion, down $1.2 billion, or 4%, from December 31, 2018.
•Investment securities at December 31, 2019 were $5.5 billion, down $1.2 billion, or 18% from December 31, 2018. During 2019, the Corporation used its investment portfolio as a source of funds and sought to reposition its investments for a declining interest rate environment. See Note 3 Investment Securities of the notes to consolidated financial statements for additional information on investment securities.
•Loans of $22.8 billion at December 31, 2019 were down $119 million, or 1%, from December 31, 2018. See Note 4 Loans of the notes to consolidated financial statements for additional information on loans. The Corporation added $116 million in loans from the Huntington branch acquisition in the second quarter of 2019.
•At December 31, 2019, total deposits of $23.8 billion were down $1.1 billion, or 4%, from December 31, 2018. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits. See section Deposits and Customer Funding and Note 8 Deposits of the notes to consolidated financial statements for additional information on deposits.
•At December 31, 2019, other long-term funding was $549 million, down $246 million, or 31%, from December 31, 2018, driven by the Corporation's redemption of $250 million in senior notes on October 15, 2019.
Loans
Table 6 Loan Composition

	As of December 31,
	2019		2018		2017		2016		2015
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$7,354,594	32%	$7,398,044	32%	$6,399,693	31%	$6,489,014	32%	$6,190,683	33%
Commercial real estate — owner occupied	911,265	4%	920,443	4%	802,209	4%	897,724	5%	918,212	5%
Commercial and business lending	8,265,858	36%	8,318,487	36%	7,201,902	35%	7,386,738	37%	7,108,895	38%
Commercial real estate — investor	3,794,517	17%	3,751,554	16%	3,315,254	16%	3,574,732	18%	3,234,266	17%
Real estate construction	1,420,900	6%	1,335,031	6%	1,451,684	7%	1,432,497	7%	1,162,145	6%
Commercial real estate lending	5,215,417	23%	5,086,585	22%	4,766,938	23%	5,007,229	25%	4,396,411	23%
Total commercial	13,481,275	59%	13,405,072	58%	11,968,840	58%	12,393,967	62%	11,505,306	61%
Residential mortgage	8,136,980	36%	8,277,712	36%	7,546,534	36%	6,332,327	31%	5,783,267	31%
Home equity	852,025	4%	894,473	4%	883,804	4%	934,443	5%	1,005,802	6%
Other consumer	351,159	2%	363,171	2%	385,813	2%	393,979	2%	419,968	2%
Total consumer	9,340,164	41%	9,535,357	42%	8,816,151	42%	7,660,749	38%	7,209,037	39%
Total loans(a)(b)	$22,821,440	100%	$22,940,429	100%	$20,784,991	100%	$20,054,716	100%	$18,714,343	100%
Commercial real estate and real estate construction loan detail
Farmland	$2,844	—%	$1,250	—%	$1,399	—%	$1,613	—%	$7,135	—%
Multi-family	1,201,835	32%	1,204,552	32%	952,473	29%	1,027,541	29%	932,360	29%
Non-owner occupied	2,589,838	68%	2,545,751	68%	2,361,382	71%	2,545,578	71%	2,294,771	71%
Commercial real estate — investor	$3,794,517	100%	$3,751,554	100%	$3,315,254	100%	$3,574,732	100%	$3,234,266	100%
1-4 family construction	$261,908	18%	$289,558	22%	$353,902	24%	$358,398	25%	$309,396	27%
All other construction	1,158,992	82%	1,045,474	78%	1,097,782	76%	1,074,099	75%	852,749	73%
Real estate construction	$1,420,900	100%	$1,335,031	100%	$1,451,684	100%	$1,432,497	100%	$1,162,145	100%
(a) During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages as well as $33 million of nonaccrual and performing restructured loans.
(b) Includes $2 million and $5 million of purchased credit-impaired loans at December 31, 2019 and December 31, 2018, respectively.
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2019 and 2018. Furthermore, certain sub-asset classes within the respective portfolios were further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation's loan distribution and interest rate sensitivity as of December 31, 2019 is summarized in the following table:
Table 7 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
Commercial and industrial	$6,803,084	$434,791	$116,719	$7,354,594	32%
Commercial real estate — owner occupied	497,372	236,346	177,547	911,265	4%
Commercial real estate — investor	3,333,162	375,963	85,392	3,794,517	17%
Real estate construction	1,362,326	53,983	4,591	1,420,900	6%
Residential mortgage - adjustable(b)	656,241	2,715,456	1,950,710	5,322,407	23%
Residential mortgage - fixed	29,127	44,129	2,741,318	2,814,573	12%
Home equity	34,103	108,509	709,413	852,025	4%
Other consumer	165,676	50,613	134,870	351,159	2%
Total loans	$12,881,090	$4,019,789	$5,920,561	$22,821,440	100%
Fixed-rate	$5,638,689	$994,242	$3,244,083	$9,877,013	43%
Floating or adjustable rate	7,242,401	3,025,547	2,676,478	12,944,426	57%
Total	$12,881,090	$4,019,789	$5,920,561	$22,821,440	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At December 31, 2019, $18.6 billion, or 81%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
Table 8 Quarterly Residential Mortgage Loan Distribution(a)

($ in Thousands)	December 31, 2019	September 30, 2019	June 30 2019	March 31, 2019
Residential mortgage - adjustable	$5,322,407	$5,386,776	$5,542,303	$5,540,366
Residential mortgage - fixed	2,814,573	2,568,025	2,735,176	2,783,480
Total residential mortgage	$8,136,980	$7,954,801	$8,277,479	$8,323,846
Total loans	$22,821,440	$22,754,710	$23,249,967	$23,148,359
% of adjustable rate residential mortgages to total loans	23%	24%	24%	24%
% of fixed rate residential mortgages to total loans	12%	11%	12%	12%
(a) Table 8 has been updated to reflect a reclassification from residential mortgage - fixed to residential mortgage - adjustable as a result of a misclassification of new residential mortgage products introduced since late 2018.

Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 4 Loans of the notes to consolidated financial statements for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2019, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.

Table 9 Largest Commercial and Business Lending Industry Group Exposures

December 31, 2019	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	8%	21%
Power and Utilities	7%	19%
Real Estate	5%	14%
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
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At December 31, 2019, the oil and gas portfolio was comprised of 40 credits, totaling $484 million of outstanding balances, or 2%, of total loans.
The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are first lien, reserve-based, and borrowing base dependent lines of credit. The portfolio is diversified across several major U.S. geographic basins and is diversified by product line with approximately 61% in oil and 39% in gas at December 31, 2019. Borrowing base re-determinations for the portfolio are generally completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio:
Table 10 Oil and Gas Loan Portfolio

	Years Ended December 31,
($ in Millions)	2019	2018	2017	2016	2015
Total oil and gas related loans	$484	$747	$600	$668	$752
Annual net charge offs	44	17	25	59	—
Oil and gas related allowance	12	12	27	38	42
Oil and gas related allowance ratio	2.6%	1.6%	4.5%	5.7%	5.6%
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 11 Largest Commercial Real Estate Investor Property Type Exposures

December 31, 2019	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	32%
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
Real estate construction: Real estate construction loans are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multi-family projects or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to established developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.

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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2019. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed-rate terms of 3, 5, 7, or 10 years.
The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management's historical practice of originating and servicing residential mortgage loans, generally the Corporation's 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with the servicing rights retained. Subject to management's analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its consolidated balance sheets. During the third quarter of 2019, the Corporation sold approximately $240 million of fixed-rate portfolio mortgages and $30 million in nonaccrual and performing restructured loans as part of the Corporation's deleveraging strategy which enabled the Corporation to pay down higher cost funding. The sale also reduced interest rate risk by lowering the Corporation's asset sensitivity and freed up capital in advance of the adoption of CECL in the first quarter of 2020. See section Loans for additional information on loans.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO score and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO score and the original cumulative LTV against the property securing the loan. Currently, the Corporation's policy sets the maximum acceptable LTV at 90% and the minimum acceptable FICO score at 670. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. The Corporation has significantly curtailed its offerings of fixed-rate, closed-end home equity loans. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. During the third quarter of 2019, the Corporation sold approximately $3 million of home equity nonaccrual and performing restructured loans as part of the Corporation's deleveraging strategy which enabled the Corporation to pay down higher cost funding. The sale also reduced interest rate risk by lowering the Corporation's asset sensitivity and freed up capital in advance of the adoption of CECL in the first quarter of 2020. See section Loans for additional information on loans.
Other consumer: Other consumer consists of student loans, short-term and other personal installment loans, and credit cards. The Corporation had $136 million and $162 million of student loans at December 31, 2019 and December 31, 2018, respectively, the majority of which are government guaranteed. Credit risk for non-government guaranteed student, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. The following table provides detailed information regarding nonperforming assets, which include nonaccrual loans, OREO, and other nonperforming assets:
Table 12 Nonperforming Assets

	As of December 31,
($ in Thousands)	2019	2018	2017	2016	2015
Nonperforming assets by type
Commercial and industrial	$46,312	$41,021	$112,786	$183,371	$93,575
Commercial real estate — owner occupied	67	3,957	22,740	9,544	8,049
Commercial and business lending	46,380	44,978	135,526	192,915	101,624
Commercial real estate — investor	4,409	1,952	4,729	18,051	8,643
Real estate construction	493	979	974	844	940
Commercial real estate lending	4,902	2,931	5,703	18,895	9,583
Total commercial	51,282	47,909	141,229	211,810	111,207
Residential mortgage	57,844	67,574	53,632	50,236	51,482
Home equity	9,104	12,339	13,514	13,001	15,244
Other consumer	152	79	171	256	325
Total consumer	67,099	79,992	67,317	63,493	67,051
Total nonaccrual loans(a)	118,380	127,901	208,546	275,303	178,258
Commercial real estate owned	3,530	4,047	6,735	7,176	7,942
Residential real estate owned	5,696	2,963	5,873	3,098	4,768
Bank properties real estate owned	11,874	4,974	—	—	1,859
OREO	21,101	11,984	12,608	10,274	14,569
Other nonperforming assets	6,004	—	7,418	7,418	—
Total nonperforming assets	$145,485	$139,885	$228,572	$292,995	$192,827
Accruing loans past due 90 days or more
Commercial	$342	$311	$418	$236	$249
Consumer	1,917	1,853	1,449	1,377	1,399
Total accruing loans past due 90 days or more	$2,259	$2,165	$1,867	$1,613	$1,648
Restructured loans (accruing)
Commercial	$18,944	$28,668	$48,735	$53,022	$59,595
Consumer	7,097	24,595	25,883	26,835	27,768
Total restructured loans (accruing)(a)	$26,041	$53,263	$74,618	$79,857	$87,363
Nonaccrual restructured loans (included in nonaccrual loans)(a)	$22,494	$26,292	$23,486	$29,385	$37,684
Ratios at year end
Nonaccrual loans to total loans	0.52%	0.56%	1.00%	1.37%	0.95%
NPAs to total loans plus OREO	0.64%	0.61%	1.10%	1.46%	1.03%
NPAs to total assets	0.45%	0.42%	0.75%	1.01%	0.70%
Allowance for loan losses to nonaccrual loans	170.10%	186.10%	127.49%	101.10%	153.86%

Table 12 Nonperforming Assets (continued)

	Years Ended December 31,
($ in Thousands)	2019	2018	2017	2016	2015
Accruing loans 30-89 days past due by type
Commercial and industrial	$821	$525	$271	$1,413	$1,011
Commercial real estate — owner occupied	1,369	2,699	48	1,384	7,142
Commercial and business lending	2,190	3,224	319	2,797	8,153
Commercial real estate — investor	1,812	3,767	374	931	291
Real estate construction	97	330	251	369	296
Commercial real estate lending	1,909	4,097	625	1,300	587
Total commercial	4,099	7,321	944	4,097	8,740
Residential mortgage	9,274	9,706	9,552	8,142	4,930
Home equity	5,647	6,049	6,825	5,849	7,919
Other consumer	2,083	2,269	2,007	3,189	1,870
Total consumer	17,005	18,024	18,384	17,180	14,719
Total accruing loans 30-89 days past due(a)	$21,104	$25,345	$19,328	$21,277	$23,459
Potential problem loans by type
Commercial and industrial	$110,308	$116,578	$113,778	$227,196	$233,130
Commercial real estate — owner occupied	19,889	55,964	41,997	64,524	35,706
Commercial and business lending	130,197	172,542	155,775	291,720	268,836
Commercial real estate — investor	29,449	67,481	19,291	51,228	25,944
Real estate construction	—	3,834	—	2,465	3,919
Commercial real estate lending	29,449	71,315	19,291	53,693	29,863
Total commercial	159,646	243,856	175,066	345,413	298,699
Residential mortgage	1,451	5,975	1,616	5,615	2,796
Home equity	—	103	195	114	222
Total consumer	1,451	6,078	1,811	5,729	3,018
Total potential problem loans	$161,097	$249,935	$176,877	$351,142	$301,717
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
OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation's risk of loss. OREO properties increased $9 million, or 76%, from December 31, 2018, primarily driven by recently consolidated Huntington branches pending disposition.
Other nonperforming assets: The amounts shown in the table above for 2017 and 2016 represented the Corporation's ownership interest in a profit participation agreement in an entity created to own certain oil and gas assets obtained as a result of the bankruptcy and liquidation of a borrower in partial satisfaction of their loan. During the third quarter of 2019, the Bank accepted a partial settlement of a debt by receiving units of ownership interest in an oil and gas limited liability company.
Foregone Loan Interest: The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period:
Table 13 Foregone Loan Interest

	Years Ended December 31,
($ in Thousands)	2019	2018	2017	2016	2015
Interest income in accordance with original terms	$12,032	$10,606	$16,205	$16,811	$11,745
Interest income recognized	(5,015)	(5,500)	(9,339)	(10,228)	(8,716)
Reduction in interest income	$7,016	$5,106	$6,866	$6,583	$3,029

Allowance for Credit Losses
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and the timely resolution of problems, aids in the management of credit risk and minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled Credit Risk. See Note 4 Loans of the notes to consolidated financial statements for additional disclosures on the allowance for credit losses.
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
The Corporation’s allowance for loan losses methodology considers an estimate of the historical loss emergence period (which is the period of time between the event that triggers a loss and the confirmation and / or charge off of that loss), probability of default, and loss given default for each loan portfolio segment. The methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, is based upon credit report refreshes and management’s ongoing review and grading of the loan portfolio into criticized loan categories (defined as specific loans warranting either specific allocation, or a criticized status of special mention, substandard, doubtful, or loss). The methodology also focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular segment. Therefore, management considers the allowance for loan losses a critical accounting policy (see section Critical Accounting Policies). See section Nonperforming Assets for a detailed discussion on asset quality. See also management’s allowance for loan losses accounting policy in Note 1 Summary of Significant Accounting Policies and see Note 4 Loans of the notes to consolidated financial statements for additional allowance for loan losses disclosures. Table 6 provides information on loan growth and composition, Tables 14 and 16 provide additional information regarding activity in the allowance for loan losses, and Table 12 provides additional information regarding nonperforming assets.

The methodology used for the determination of the allowance for loan losses at December 31, 2019, 2018, and 2017 was generally comparable. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be impaired, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the allowance for loan losses with loss factors by loan segment. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates allowance for loan losses to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio. The allocation of the Corporation’s allowance for loan losses for the last five years is shown in Table 16.

Table 14 Allowance for Credit Losses

	Years Ended December 31,
($ in Thousands)	2019	2018	2017	2016	2015
Allowance for loan losses
Balance at beginning of period	$238,023	$265,880	$278,335	$274,264	$266,302
Provision for loan losses	18,500	2,500	27,000	69,000	38,000
Loans charged off
Commercial and industrial	(63,315)	(30,837)	(44,533)	(71,016)	(27,687)
Commercial real estate — owner occupied	(222)	(1,363)	(344)	(512)	(2,645)
Commercial and business lending	(63,537)	(32,200)	(44,877)	(71,528)	(30,332)
Commercial real estate — investor	—	(7,914)	(991)	(1,504)	(4,645)
Real estate construction	(60)	(298)	(604)	(558)	(750)
Commercial real estate lending	(60)	(8,212)	(1,595)	(2,062)	(5,395)
Total commercial	(63,597)	(40,412)	(46,472)	(73,590)	(35,727)
Residential mortgage	(3,322)	(1,627)	(2,611)	(4,332)	(5,636)
Home equity	(1,846)	(3,236)	(2,724)	(4,686)	(7,048)
Other consumer	(5,548)	(5,261)	(4,439)	(3,831)	(3,869)
Total consumer	(10,716)	(10,124)	(9,774)	(12,849)	(16,553)
Total loans charged off	(74,313)	(50,536)	(56,246)	(86,439)	(52,280)
Recoveries of loans previously charged off
Commercial and industrial	11,875	13,714	11,465	14,543	9,821
Commercial real estate — owner occupied	2,795	639	173	74	921
Commercial and business lending	14,670	14,353	11,638	14,617	10,742
Commercial real estate — investor	31	668	242	1,624	4,157
Real estate construction	302	446	74	203	2,268
Commercial real estate lending	333	1,114	316	1,827	6,425
Total commercial	15,003	15,467	11,954	16,444	17,167
Residential mortgage	692	1,271	927	755	1,077
Home equity	2,599	2,628	3,194	3,491	3,233
Other consumer	868	812	716	820	765
Total consumer	4,158	4,712	4,837	5,066	5,075
Total recoveries	19,161	20,179	16,791	21,510	22,242
Net (charge offs) recoveries	(55,152)	(30,358)	(39,455)	(64,929)	(30,038)
Balance at end of period	$201,371	$238,023	$265,880	$278,335	$274,264
Allowance for unfunded commitments
Balance at beginning of period	$24,336	$24,400	$25,400	$24,400	$24,900
Provision for unfunded commitments	(2,500)	(2,500)	(1,000)	1,000	(500)
Amount recorded at acquisition	70	2,436	—	—	—
Balance at end of period	$21,907	$24,336	$24,400	$25,400	$24,400
Allowance for credit losses(a)	$223,278	$262,359	$290,280	$303,735	$298,664
Provision for credit losses(b)	$16,000	$—	$26,000	$70,000	$37,500

Table 14 Allowance for Credit Losses (continued)

	Years Ended December 31,
($ in Thousands)	2019	2018	2017	2016	2015
Net loan (charge offs) recoveries
Commercial and industrial	$(51,441)	$(17,123)	$(33,068)	$(56,473)	$(17,866)
Commercial real estate — owner occupied	2,573	(724)	(171)	(438)	(1,724)
Commercial and business lending	(48,868)	(17,848)	(33,239)	(56,911)	(19,590)
Commercial real estate — investor	31	(7,246)	(749)	120	(488)
Real estate construction	243	149	(530)	(355)	1,518
Commercial real estate lending	274	(7,098)	(1,279)	(235)	1,030
Total commercial	(48,594)	(24,946)	(34,518)	(57,146)	(18,560)
Residential mortgage	(2,630)	(355)	(1,684)	(3,577)	(4,559)
Home equity	753	(608)	470	(1,195)	(3,815)
Other consumer	(4,681)	(4,448)	(3,723)	(3,011)	(3,104)
Total consumer	(6,558)	(5,412)	(4,937)	(7,783)	(11,478)
Total net (charge offs) recoveries	$(55,152)	$(30,358)	$(39,455)	$(64,929)	$(30,038)
Ratios
Allowance for loan losses to total loans	0.88%	1.04%	1.28%	1.39%	1.47%
Allowance for loan losses to net charge offs (annualized)	3.7x	7.8x	6.7x	4.3x	9.1x
(a) Includes the allowance for loan losses and the allowance for unfunded commitments.
(b) Includes the provision for loan losses and the provision for unfunded commitments.
Table 15 Net (Charge Offs) Recoveries(a)

	Years Ended December 31,
(In Basis Points)	2019	2018	2017	2016	2015
Net loan (charge offs) recoveries
Commercial and industrial	(68)	(25)	(52)	(87)	(29)
Commercial real estate — owner occupied	28	(9)	(2)	(5)	(18)
Commercial and business lending	(58)	(23)	(46)	(77)	(28)
Commercial real estate — investor	—	(18)	(2)	—	(2)
Real estate construction	2	1	(3)	(3)	14
Commercial real estate lending	1	(13)	(3)	—	2
Total commercial	(36)	(19)	(28)	(47)	(16)
Residential mortgage	(3)	—	(2)	(6)	(8)
Home equity	9	(6)	5	(12)	(37)
Other consumer	(132)	(119)	(99)	(74)	(72)
Total consumer	(7)	(6)	(6)	(10)	(16)
Total net (charge offs) recoveries	(24)	(13)	(19)	(33)	(16)
N/M = Not Meaningful
(a) Ratio of net charge offs to average loans by loan type
Notable Contributions to the Change in the Allowance for Credit Losses
•At December 31, 2019, net charge offs of $55 million included $44 million of oil and gas charge offs and $11 million of net charge offs from all other portfolio categories. See Tables 14, 15 and 16 for additional information regarding the activity in the allowance for loan losses. See also oil and gas lending within the Credit Risk section for additional information.
•Total loans decreased $119 million, or 1%, from December 31, 2018, primarily driven by the sale of approximately $240 million of portfolio mortgages during the third quarter of 2019, which was partially offset by $116 million in loans acquired during the second quarter of 2019 from the Huntington branch acquisition. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.
•Total nonaccrual loans decreased $10 million from December 31, 2018, primarily driven by a $12 million nonaccrual loan sale that occurred during the third quarter of 2019. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.

•The allowance for loan losses attributable to oil and gas related credits (included within the commercial and industrial allowance for loan losses) was $12 million for both December 31, 2019 and December 31, 2018, respectively.
Table 16 Allocation of the Allowance for Loan Losses

	As of December 31,
($ in Thousands)	2019		2018		2017		2016		2015
		(a)		(a)		(a)		(a)		(a)
Commercial and industrial	$91,133	1.24%	$108,835	1.47%	$123,068	1.92%	$140,126	2.16%	$129,959	2.10%
Commercial real estate — owner occupied	10,284	1.13%	9,255	1.01%	10,352	1.29%	14,034	1.56%	18,680	2.03%
Commercial and business lending	101,417	1.23%	118,090	1.42%	133,420	1.85%	154,160	2.09%	148,639	2.09%
Commercial real estate — investor	40,514	1.07%	40,844	1.09%	41,059	1.24%	45,285	1.27%	43,018	1.33%
Real estate construction	24,915	1.75%	28,240	2.12%	34,370	2.37%	26,932	1.88%	25,266	2.17%
Commercial real estate lending	65,428	1.25%	69,084	1.36%	75,429	1.58%	72,217	1.44%	68,284	1.55%
Total commercial	166,846	1.24%	187,174	1.40%	208,849	1.74%	226,377	1.83%	216,923	1.89%
Residential mortgage	16,960	0.21%	25,595	0.31%	29,607	0.39%	27,046	0.43%	28,261	0.49%
Home equity	10,926	1.28%	19,266	2.15%	22,126	2.50%	20,364	2.18%	23,555	2.34%
Other consumer	6,639	1.89%	5,988	1.65%	5,298	1.37%	4,548	1.15%	5,525	1.32%
Total consumer	34,525	0.37%	50,849	0.53%	57,031	0.65%	51,958	0.68%	57,341	0.80%
Total allowance for loan losses	$201,371	0.88%	$238,023	1.04%	$265,880	1.28%	$278,335	1.39%	$274,264	1.47%
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
Investment Securities Portfolio
Management of the investment securities portfolio involves the maximization of income while actively monitoring the portfolio's liquidity, market risk, quality of the investment securities, and its role in balance sheet and capital management. The Corporation classifies its investment securities as available for sale, held to maturity, or equity securities on the consolidated balance sheets at the time of purchase or adoption of a new accounting standard. Securities classified as available for sale may be sold from time to time in order to help manage interest rate risk, liquidity, credit quality, capital levels, or to take advantage of relative value opportunities in the marketplace. Investment securities classified as available for sale are carried at fair value on the consolidated balance sheets, while investment securities classified as held to maturity are carried at amortized cost on the consolidated balance sheets. Investment securities classified as equity securities are carried at fair value with changes in fair value immediately reflected in earnings for periods after December 31, 2017.

Table 17 Investment Securities Portfolio

	At December 31,
($ in Thousands)	2019	% of Total	2018	% of Total	2017	% of Total
Investment securities available for sale
Amortized cost
U.S. Treasury securities	$—	—%	$1,000	<1%	$1,003	<1%
Obligations of state and political subdivisions (municipal securities)	529,908	16%	—	—%	—	—%
Residential mortgage-related securities
FNMA / FHLMC	131,158	4%	296,296	7%	457,680	11%
GNMA	982,941	30%	2,169,943	54%	1,944,453	47%
Private-label	—	—%	1,007	<1%	1,067	<1%
Commercial mortgage-related securities
FNMA / FHLMC	19,929	1%	—	—%	—	—%
GNMA	1,314,836	40%	1,273,309	32%	1,547,173	38%
FFELP asset-backed securities	270,178	8%	297,347	7%	144,322	4%
Other debt securities	3,000	<1%	3,000	<1%	3,200	<1%
Equity securities(a)	—	—%	—	—%	1,519	<1%
Total amortized cost	$3,251,950	100%	$4,041,902	100%	$4,100,417	100%
Fair value
U.S. Treasury securities	$—	—%	$999	<1%	$996	<1%
Obligations of state and political subdivisions (municipal securities)	546,160	17%	—	—%	—	—%
Residential mortgage-related securities
FNMA / FHLMC	132,660	4%	295,252	7%	464,768	11%
GNMA	985,139	30%	2,128,531	54%	1,913,350	47%
Private-label	—	—%	1,003	<1%	1,059	<1%
Commercial mortgage-related securities
FNMA / FHLMC	21,728	1%	—	—%	—	—%
GNMA	1,310,207	40%	1,220,797	31%	1,513,277	37%
FFELP asset-backed securities	263,693	8%	297,360	8%	145,176	4%
Other debt securities	3,000	<1%	3,000	<1%	3,188	<1%
Equity securities(a)	—	—%	—	—%	1,632	<1%
Total fair value and carrying value	$3,262,586	100%	$3,946,941	100%	$4,043,446	100%
Net unrealized holding gains (losses)	$10,636		$(94,961)		$(56,971)
Investment securities held to maturity
Amortized cost
U.S. Treasury securities	$999	<1%	$—	—%	$—	—%
Obligations of state and political subdivisions (municipal securities)	1,418,569	64%	1,790,683	65%	1,281,320	56%
Residential mortgage-related securities
FNMA / FHLMC	81,676	4%	92,788	3%	40,995	2%
GNMA	269,523	12%	351,606	13%	414,440	18%
GNMA commercial mortgage-related securities	434,317	20%	505,434	18%	546,098	24%
Total amortized cost and carrying value	$2,205,083	100%	$2,740,511	100%	$2,282,853	100%
Fair value
U.S. Treasury securities	$1,018	< 1%	$—	—%	$—	—%
Obligations of state and political subdivisions (municipal securities)	1,487,227	65%	1,783,659	66%	1,292,042	56%
Residential mortgage-related securities
FNMA / FHLMC	83,420	4%	91,162	3%	40,904	2%
GNMA	270,296	12%	345,035	13%	410,740	18%
GNMA commercial mortgage-related securities	434,503	19%	490,414	18%	539,888	24%
Total fair value	$2,276,465	100%	$2,710,271	100%	$2,283,574	100%
Net unrealized holding gains (losses)	$71,381		$(30,240)		$721
Equity securities
Equity securities carrying value and fair value(a)	$15,090	100%	$1,568	100%	$—	—%
(a) As a result of the adoption of ASU 2016-01 effective January 1, 2018, equity securities are no longer presented within available for sale securities and are now presented as equity securities.

At December 31, 2019, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity or approximately $196 million.
The Corporation did not recognize any credit-related other-than-temporary impairment write-downs during 2019, 2018, or 2017. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 3 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
Available for Sale
Agency Residential and Agency Commercial Mortgage-Related Securities: Residential and commercial mortgage-related securities include predominantly GNMA, FNMA, and FHLMC mortgage-backed securities and CMOs. The fair value of these mortgage-related securities is subject to inherent risks, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation of these securities.
Municipal Securities: The municipal securities relate to various state and political subdivisions and school districts. The municipal securities portfolio is regularly assessed for credit quality and deterioration. The Corporation made a one-time election during the third quarter of 2019 to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale, as permitted by the adoption of ASU 2019-04.
FFELP Asset-Backed Securities: FFELP asset-backed securities are collateralized with government guaranteed student loans.
Other Debt Securities: Other debt securities are primarily comprised of debt securities that mature within 3 years and have a rating of A.
Held to Maturity
Municipal Securities: The municipal securities relate to various state and political subdivisions and school districts. The municipal securities portfolio is regularly assessed for credit quality and deterioration.
Agency Residential Mortgage-Related Securities: The mortgage-related securities in held to maturity are comprised of select CRA mortgage-backed securities and select CMOs.
GNMA Commercial Mortgage-Related Securities: The commercial mortgage-related securities issued by GNMA are classified in held to maturity when a component qualifies for CRA purposes.
Equity Securities
Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds.
Equity Securities without Readily Determinable Fair Values: The Corporation's portfolio of equity securities without readily determinable fair values consists of 77,000 Visa Class B restricted shares that the Corporation received in 2008 as part of Visa's initial public offering.
Regulatory Stock (FHLB and Federal Reserve System)
In addition to the available for sale, held to maturity, and equity investment securities noted above, the Corporation is also required to hold certain regulatory stock. The Corporation is required to maintain Federal Reserve stock and FHLB stock as member banks of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. See Note 3 Investment Securities of the notes to consolidated financial statements for additional information on the regulatory stock.

Table 18 Investment Securities Portfolio Maturity Distribution(a)

	December 31, 2019
($ in Thousands)	Amortized Cost	Fair Value	Yield(b)
Available for sale securities
Obligations of state and political subdivisions (municipal securities)
Within one year	$1,795	$1,800	4.65%
After one but within five years	30,399	30,901	3.21%
After five years but within ten years	317,292	326,361	3.28%
After ten years	180,422	187,098	3.52%
Total obligations of state and political subdivisions (municipal securities)	$529,908	$546,160	3.37%
Agency residential mortgage-related securities
Within one year	$8,113	$8,140	3.29%
After one but within five years	1,060,849	1,064,496	2.46%
After five years but within ten years	45,137	45,163	2.34%
Total agency residential mortgage-related securities	$1,114,100	$1,117,799	2.46%
Agency commercial mortgage-related securities
Within one year	$20,211	$20,225	2.66%
After one but within five years	545,064	541,975	2.29%
After five years but within ten years	769,490	769,735	2.58%
Total agency commercial mortgage-related securities	$1,334,765	$1,331,935	2.46%
FFELP asset-backed securities
Within one year	$45,862	$44,877	2.70%
After five years but within ten years	224,316	218,815	2.59%
Total FFELP asset-backed securities	$270,178	$263,693	2.61%
Other debt securities
Within one year	$1,000	$1,000	2.39%
After one but within five years	2,000	2,000	3.18%
Total other debt securities	$3,000	$3,000	2.91%
Total available for sale securities	$3,251,950	$3,262,586	2.62%

Held to maturity securities
U. S. Treasury securities
After one but within five years	$999	$1,018	2.56%
Total U. S. Treasury securities	$999	$1,018	2.56%
Obligations of state and political subdivisions (municipal securities)
Within one year	$29,033	$29,218	4.23%
After one but within five years	81,024	82,227	3.79%
After five years but within ten years	136,138	140,704	3.72%
After ten years	1,172,373	1,235,077	4.06%
Total obligations of state and political subdivisions (municipal securities)	$1,418,569	$1,487,227	4.02%
Agency residential mortgage-related securities
Within one year	$53	$54	5.82%
After one but within five years	229,088	229,379	2.22%
After five years but within ten years	80,386	81,936	3.11%
After ten years	41,672	42,348	3.21%
Total agency residential mortgage-related securities	$351,198	$353,717	2.54%
GNMA commercial mortgage-related securities
After one but within five years	$325,738	$329,317	2.18%
After five years but within ten years	108,579	105,186	1.89%
Total GNMA commercial mortgage-related securities	$434,317	$434,503	2.11%
Total held to maturity securities	$2,205,083	$2,276,465	3.40%

Equity securities
Equity securities with readily determinable fair values	$1,646	$1,646	—%
Equity securities without readily determinable fair values	13,444	13,444	—%
Total equity securities	$15,090	$15,090	—%
(a) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(b) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.

Analysis of Deposits and Funding
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 19 Period End Deposit and Customer Funding Composition

	As of December 31,
($ in Thousands)	2019	2018	2017
Noninterest-bearing demand	$5,450,709	$5,698,530	$5,478,416
Savings	2,735,036	2,012,841	1,524,992
Interest-bearing demand	5,329,717	5,336,952	4,603,157
Money market	7,640,798	9,033,669	8,830,328
Brokered CDs	5,964	192,234	18,609
Other time	2,616,839	2,623,167	2,330,460
Total deposits	23,779,064	24,897,393	22,785,962
Customer funding(a)	103,113	137,364	250,332
Total deposits and customer funding	$23,882,177	$25,034,757	$23,036,294
Network transaction deposits(b)	$1,336,286	$2,276,296	$2,520,968
Brokered CDs	5,964	192,234	18,609
Total network and brokered funding	1,342,250	2,468,530	2,539,577
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$22,539,927	$22,566,227	$20,496,717
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money markets.
•Deposits are the Corporation's largest source of funds.
•Total deposits decreased $1.1 billion, or 4%, from December 31, 2018 in conjunction with the Corporation's deleveraging strategy. On June 14, 2019, the Corporation assumed $725 million in deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits.
•Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and non-interest bearing demand) accounts, accounted for 89% of our total deposits at December 31, 2019.
•Included in the above amounts were $1.3 billion of network deposits, a decrease of $940 million, or 41%, from December 31, 2018. These deposits are primarily sourced from other financial institutions and intermediaries. Network deposits represented 6% of our deposits at December 31, 2019, which was down from 9% of our deposits at December 31, 2018.
Table 20 Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	As of December 31, 2019
($ in Thousands)	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
Three months or less	$212,176	$228,336	$440,512
Over three months through six months	151,191	127,234	278,424
Over six months through twelve months	203,497	158,057	361,554
Over twelve months	179,001	86,862	265,864
Total	$745,865	$600,489	$1,346,354
•Selected period end deposit information is detailed in Note 8 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2019. See Table 2 for additional information on average deposit balances and deposit rates.

Other Funding Sources
Short-Term Funding: Short-term funding is comprised of federal funds purchased, securities sold under agreements to repurchase, and commercial paper. Many short-term funding sources are expected to be reissued and, therefore, do not represent an immediate need for cash. Short-term funding sources at December 31, 2019 were $465 million, an increase of $308 million from December 31, 2018. The increase in short-term funding was primarily due to an increase in federal funds purchased.
Long-Term Funding: Long-term funding is comprised of senior notes, subordinated notes, and finance leases. Long-term funding at December 31, 2019 was $549 million, a decrease of $246 million from December 31, 2018, primarily due to the redemption of $250 million of senior notes on October 15, 2019.
FHLB Advances: FHLB advances are comprised of short-term FHLB advances (with original contractual maturities of one year or less) and long-term FHLB advances (with original contractual maturities greater than one year). FHLB advances at December 31, 2019 were $3.2 billion, down $393 million from December 31, 2018, primarily due to a decrease in short-term FHLB advances.
See Note 9 Short- and Long-Term Funding of the notes to consolidated financial statements for additional information on short-term funding, long-term funding, and FHLB advances. See Table 2 for additional information on average funding and rates.

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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2019, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Investment securities, which are an important tool to the Corporation’s liquidity objective and can be pledged or sold to enhance liquidity, if necessary. See Note 3 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation's investment securities portfolio, including pledged investment securities.
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of December 31, 2019, the Bank had $4.3 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2019, the Bank had $1.2 billion available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $32 million was outstanding at December 31, 2019.
•Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, are also funding sources for the Parent Company.
•Equity issuances by the Parent Company; the Corporation has filed a shelf registration statement with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets, or securities of other companies.

•Other issuances by the Parent Company; the Corporation also has filed a universal shelf registration statement with the SEC, under which the Parent Company may offer the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.
•Bank issuances; the Bank may also issue institutional certificates of deposit, network transaction deposits, and brokered certificates of deposit.
•Global Bank Note Program issuances; the Bank has implemented the program pursuant to which it may from time to time offer up to $2.0 billion aggregate principal amount of its unsecured senior and subordinated notes. In August 2018, the Bank issued $300 million of senior notes, due August 2021, and callable July 2021.
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at December 31, 2019 are displayed below:
Table 21 Credit Ratings

	Moody’s	S&P(a)
Bank short-term deposits	P-1	—
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	—
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Stable	Stable
(a) Standard and Poor's
For the year ended December 31, 2019, net cash provided by operating and investing activities was $574 million and $1.6 billion, respectively, while financing activities used net cash of $2.5 billion, for a net decrease in cash, cash equivalents, and restricted cash of $288 million since year-end 2018. During 2019, total assets decreased to $32.4 billion, down $1.2 billion, or 4%, compared to year-end 2018, primarily due to net decreases of $1.2 billion in investment securities. On the funding side, deposits decreased $1.1 billion while funding, including short-term, long-term, and FHLB advances, was down $332 million. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits. The decrease in short-term, long-term, and FHLB advances was driven by the Corporation's redemption of $250 million in senior notes on October 15, 2019.
For the year ended December 31, 2018, net cash provided by operating and financing activities was $497 million and $45 million, respectively, while investing activities used net cash of $381 million, for a net increase in cash, cash equivalents, and restricted cash of $161 million since year-end 2017. During 2018, total assets increased to $33.6 billion, up $3.2 billion, or 10%, compared to year-end 2017, primarily due to a $2.2 billion net increase in loans, of which $1.9 billion was from the Bank Mutual acquisition. On the funding side, deposits increased $2.1 billion while funding, including short-term, long-term, and FHLB advances, was up $453 million, of which $1.8 billion and $432 million were from the Bank Mutual acquisition, respectively.

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

Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during 2019.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is slightly asset sensitive at December 31, 2019.
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
Table 22 Estimated % Change in Rate Sensitive EAR Over 12 Months

	Dynamic Forecast December 31, 2019	Static Forecast December 31, 2019	Dynamic Forecast December 31, 2018	Static Forecast December 31, 2018
Gradual Rate Change
100 bp increase in interest rates	4.0%	3.7%	2.5%	2.7%
200 bp increase in interest rates	7.4%	6.7%	5.8%	5.4%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis. Whereas, NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Unlike the NII simulation, MVE uses instantaneous changes in rates. Additionally, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2019, the MVE profile indicates a decline in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.
Table 23 Market Value of Equity Sensitivity

	December 31, 2019	December 31, 2018
Instantaneous Rate Change
100 bp increase in interest rates	(0.5)%	(2.0)%
200 bp increase in interest rates	(2.2)%	(4.5)%
The decrease in MVE sensitivity from December 31, 2018 was primarily attributable to the lower rate environment. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates.
The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at December 31, 2019, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 24 Contractual Obligations and Other Commitments

December 31, 2019	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	($ in Thousands)
Time deposits	8	$1,947,004	$574,922	$100,538	$340	$2,622,803
Short-term funding	9	465,113	—	—	—	465,113
FHLB advances	9	605,056	518,254	453,166	1,604,491	3,180,967
Long-term funding	9	39	298,640	79	250,585	549,343
Operating leases(a)	7	10,662	17,990	10,613	16,316	55,580
Commitments to extend credit	14 & 16	4,044,363	3,193,685	1,907,405	141,959	9,287,412
Total		$7,072,237	$4,603,491	$2,471,801	$2,013,691	$16,161,218
(a) Undiscounted operating lease liability
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The Corporation also has obligations under its retirement plans as described in Note 12 Retirement Plans of the notes to consolidated financial statements.
As of December 31, 2019, the net liability for uncertainty in income taxes, including associated interest and penalties, was $2 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 24. See Note 13 Income Taxes of the notes to consolidated financial statements for additional information and disclosure related to uncertainty in income taxes.
The Corporation may have a variety of financial transactions that, under GAAP, are either not recorded on the consolidated balance sheets or are recorded on the consolidated balance sheets in amounts that differ from the full contract or notional amounts.

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
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates applied to notional amounts, are carried at fair value on the consolidated balance sheets. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 24. For further information and discussion of derivative contracts, see Note 14 Derivative and Hedging Activities of the notes to consolidated financial statements.
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
The Corporation has principal investment commitments to provide capital-based financing to private and public companies and also invests in low-income housing, and various tax credit projects. See Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements for additional information on these investments. The Volcker Rule prohibits IDIs and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds. Complying with the Volcker Rule is not expected to have a material impact on the Corporation. See Part I, Item 1, Business, for additional information on the Volcker Rule.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At December 31, 2019, the capital ratios of the Corporation and its banking subsidiaries were well in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 25 Capital Ratios

	As of December 31,
($ in Thousands)	2019	2018	2017
Risk-based Capital(a)(b)
CET1	$2,480,698	$2,449,721	$2,171,508
Tier 1 capital	2,736,776	2,705,939	2,331,245
Total capital	3,208,625	3,216,575	2,848,851
Total risk-weighted assets	24,296,382	23,842,542	21,504,495
CET1 capital ratio	10.21%	10.27%	10.10%
Tier 1 capital ratio	11.26%	11.35%	10.84%
Total capital ratio	13.21%	13.49%	13.25%
Tier 1 leverage ratio	8.83%	8.49%	8.03%
Selected Equity and Performance Ratios
Total stockholders’ equity / total assets	12.11%	11.25%	10.63%
Dividend payout ratio(c)	35.75%	32.29%	34.48%
(a)The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of the Corporation's capital with the capital of other financial services companies.
(b) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. The change had no impact on either earnings or equity. The Corporation believes that this change is a preferable method of accounting as it provides a better reflection of the assets and liabilities on the face of the consolidated balance sheets. Adoption of this change was voluntary and has been adopted retrospectively. 2019, 2018, and 2017 total assets, risk-weighted assets and capital ratios were restated for comparability.
(c) Ratio is based upon basic earnings per common share.
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2019.

Table 26 Non-GAAP Measures

	At or for the Year Ended December 31,
($ in Thousands)	2019	2018	2017	2016	2015
Selected Equity and Performance Ratios(a)(b)(c)
Tangible common equity / tangible assets	7.71%	7.04%	7.08%	6.91%	6.85%
Return on average equity	8.44%	9.03%	7.23%	6.63%	6.50%
Return on average tangible common equity	13.21%	14.06%	10.86%	10.07%	9.97%
Return on average common equity Tier 1	12.59%	13.15%	10.43%	9.86%	9.88%
Return on average assets	0.99%	1.01%	0.78%	0.70%	0.70%
Return on average tangible assets	1.03%	1.05%	0.81%	0.73%	0.72%
Average stockholders' equity / average assets	11.72%	11.19%	10.77%	10.60%	10.72%
Tangible Common Equity and Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,665,407	$3,524,171	$3,077,514	$2,931,383	$2,815,867
Goodwill and other intangible assets, net	(1,264,531)	(1,244,859)	(991,819)	(987,328)	(985,302)
Tangible common equity	$2,400,876	$2,279,312	$2,085,695	$1,944,055	$1,830,565
Tangible Assets Reconciliation(a)(c)
Total assets	$32,386,478	$33,615,122	$30,443,626	$29,139,315	$27,711,835
Goodwill and other intangible assets, net	(1,264,531)	(1,244,859)	(991,819)	(987,328)	(985,302)
Tangible assets	$31,121,947	$32,370,263	$29,451,807	$28,151,987	$26,726,533
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,615,153	$3,505,075	$3,012,704	$2,888,579	$2,799,150
Goodwill and other intangible assets, net	(1,256,668)	(1,209,311)	(988,073)	(988,406)	(982,454)
Tangible common equity	2,358,485	2,295,764	2,024,631	1,900,173	1,816,696
Less: Accumulated other comprehensive income / loss	68,946	117,408	53,879	7,526	(9,059)
Less: Deferred tax assets / deferred tax liabilities, net	46,980	41,747	30,949	32,692	25,960
Average common equity Tier 1	$2,474,411	$2,454,919	$2,109,459	$1,940,391	$1,833,597
Average Tangible Assets Reconciliation(a)(c)
Total assets	$33,046,604	$33,007,859	$29,467,324	$28,506,112	$27,019,216
Goodwill and other intangible assets, net	(1,256,668)	(1,209,311)	(988,073)	(988,406)	(982,454)
Tangible assets	$31,789,936	$31,798,548	$28,479,252	$27,517,705	$26,036,762
Efficiency Ratio Reconciliation(d)
Federal Reserve efficiency ratio	65.38%	66.23%	65.97%	66.95%	69.96%
Fully tax-equivalent adjustment	(0.85)%	(0.71)%	(1.28)%	(1.29)%	(1.41)%
Other intangible amortization	(0.82)%	(0.66)%	(0.18)%	(0.20)%	(0.31)%
Fully tax-equivalent efficiency ratio	63.72%	64.87%	64.51%	65.46%	68.24%
Acquisition related costs adjustment(e)	(0.60)%	(2.42)%	—%	—%	—%
Fully tax-equivalent efficiency ratio, excluding acquisition related costs (adjusted efficiency ratio)	63.12%	62.45%	64.51%	65.46%	68.24%
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
(c) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. The change had no impact on either earnings or equity. The Corporation believes that this change is a preferable method of accounting as it provides a better reflection of the assets and liabilities on the face of the consolidated balance sheets. Adoption of this change was voluntary. Total assets and average assets for 2019, 2018, and 2017 were restated for comparability. Total assets and average assets for 2016 and 2015 have not been restated.
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization and acquisition related costs, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and acquisition related costs. Management believes the adjusted efficiency ratio, which adjusts net interest income for the tax-favored status of certain loans and investment securities and acquisition related costs, to be a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and excludes acquisition related costs.
(e) 2019 includes Huntington branch and First Staunton acquisition related costs while 2018 includes Bank Mutual acquisition related costs.
See Note 10 Stockholders' Equity and Note 19 Regulatory Matters of the notes to consolidated financial statements for additional capital disclosures.

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
Funds Transfer Pricing is an important tool for managing the Corporation’s balance sheet structure and measuring risk-adjusted profitability. By appropriately allocating the cost of funding and contingent liquidity to business units, the FTP process improves product pricing which influences the volume and terms of new business and helps to optimize the risk / reward profile of the balance sheet. This process helps align the Corporation’s funding and contingent liquidity risk with its risk appetite and complements broader liquidity and interest rate risk management programs. FTP methodologies are designed to promote more resilient, sustainable business models and centralize the management of funding and contingent liquidity risks. Through FTP, the Corporation transfers these risks to a central management function that can take advantage of natural off-sets, centralized hedging activities, and a broader view of these risks across business units. The net FTP allocation is reflected as net intersegment interest income (expense) shown in Note 21 Segment Reporting of the notes to consolidated financial statements.

Table 27 Selected Segment Financial Data

	Year Ended December 31,			Change From Prior Year
($ in Thousands)	2019	2018	2017	% Change 2019	% Change 2018
Corporate and Commercial Specialty
Total revenue	$427,749	$453,578	$409,348	(6)%	11%
Credit provision	52,382	44,592	42,298	17%	5%
Noninterest expense	156,348	160,399	156,890	(3)%	2%
Net income	177,809	200,737	138,505	(11)%	45%
Average earning assets	12,344,244	11,852,662	10,820,998	4%	10%
Average loans	12,339,072	11,841,818	10,811,827	4%	10%
Average deposits	8,265,447	8,112,430	6,938,913	2%	17%
Average allocated capital (Average CET1)(a)	1,243,900	1,209,558	1,117,761	3%	8%
Return on average allocated capital (ROCET1)(a)	14.29%	16.60%	12.39%	-231 bp	421 bp
Community, Consumer, and Business
Total revenue	$744,067	$740,629	$627,611	—%	18%
Credit provision	20,043	20,083	20,400	—%	(2)%
Noninterest expense	547,423	541,771	490,567	1%	10%
Net income	139,496	141,232	75,819	(1)%	86%
Average earning assets	10,286,275	10,336,105	9,456,549	—%	9%
Average loans	10,283,258	10,332,665	9,452,253	—%	9%
Average deposits	14,403,547	13,623,852	11,711,407	6%	16%
Average allocated capital (Average CET1)(a)	641,986	653,354	586,417	(2)%	11%
Return on average allocated capital (ROCET1)(a)	21.73%	21.62%	12.93%	11 bp	869 bp
Risk Management and Shared Services
Total revenue	$44,682	$40,941	$36,941	9%	11%
Credit provision	(56,425)	(64,675)	(36,698)	(13)%	76%
Noninterest expense (b)	90,217	119,629	61,677	(25)%	94%
Net income	9,484	(8,407)	14,941	N/M	N/M
Average earning assets	7,190,310	7,861,026	6,722,337	(9)%	17%
Average loans	500,468	543,814	328,303	(8)%	66%
Average deposits	2,066,613	2,335,768	3,273,282	(12)%	(29)%
Average allocated capital (Average CET1)(a)	588,525	592,006	405,281	(1)%	46%
Return on average allocated capital (ROCET1)(a)	(0.97)%	(3.24)%	1.38%	227 bp	-462 bp
Consolidated Total
Total revenue	$1,216,498	$1,235,148	$1,073,900	(2)%	15%
Return on average allocated capital (ROCET1)(a)	12.59%	13.15%	10.43%	-56 bp	272 bp
N/M = Not Meaningful
(a) The Federal Reserve establishes capital adequacy requirements for the Corporation, including common equity Tier 1. For segment reporting purposes, the return on common equity Tier 1 ("ROCET1") reflects return on average allocated common equity Tier 1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends. Please refer to Table 26 for a reconciliation of non-GAAP financial measures to GAAP financial measures.
(b) For the years ended December 31, 2019, 2018 and 2017, the Risk Management and Shared Services segment included approximately $7 million, $29 million and zero respectively, of acquisition related noninterest expense.

Segment Review 2019 Compared to 2018
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, financial institutions, and the support to deliver, fund, and manage such banking solutions.
• The Corporate and Commercial Specialty segment had net income of $178 million in 2019, down $23 million compared to $201 million in 2018.
•Segment revenue decreased $26 million to $428 million in 2019, compared to $454 million in 2018, driven by higher FTP charges without a corresponding increase in interest revenue due to lower prepayments and accretion income from the Bank Mutual portfolio in 2018.
•Credit provision increased $8 million to $52 million in 2019, compared to $45 million in 2018, primarily due to oil and gas loans, partially offset by improving credit quality in other commercial loan portfolios.

•Average loan balances were $12.3 billion for 2019, up $497 million from an average balance of $11.8 billion for 2018, largely due to growth in commercial and business lending loans.
•Average deposit balances were $8.3 billion for 2019, up $153 million from average deposits of $8.1 billion in 2018.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses, and also provides a variety of investment and fiduciary products and services.
•The Community, Consumer, and Business segment had net income of $139 million in 2019, down $2 million compared to $141 million in 2018.
•Segment revenue increased $3 million to $744 million in 2019 due to an increase in mortgage banking revenue, partially offset by a decrease in segment net interest income.
•Average deposit balances were $14.4 billion in 2019, up $780 million from average deposits of $13.6 billion in 2018, primarily driven by the Huntington branch acquisition.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expense.

•The Risk Management and Shared Services segment had net income of $9 million in 2019, up $18 million compared to a net loss of $8 million in 2018.
•Segment revenue increased $4 million to $45 million in 2019, primarily driven by gains on sales of securities as a result of the Corporation's ongoing investment securities portfolio restructuring and deleveraging strategy, partially offset by a decrease in segment net interest income. The decrease in segment net interest income was driven by higher FHLB advance and network transaction deposit costs.
•Noninterest expense decreased $29 million in 2019 compared to 2018, primarily due to lower acquisition related costs and certain unallocated expenses. Acquisition related costs of $7 million related to the Huntington branch and First Staunton acquisitions were incurred during 2019, compared to acquisition related expenses of $29 million related to the Bank Mutual acquisition in 2018.
•Average earning asset balances were $7.2 billion for 2019, down $671 million from an average balance of $7.9 billion in 2018, driven by the Corporation's ongoing investment securities portfolio restructuring and deleveraging strategy.
•Average deposits were $2.1 billion in 2019, down $269 million from 2018, primarily driven by a decrease in network transaction deposits.

Table 28 Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2019 and 2018:

	2019 Quarters Ended
(In Thousands, except per common share data)	December 31	September 30	June 30	March 31
Net interest income	$200,142	$206,365	$213,619	$215,547
Provision for credit losses	—	2,000	8,000	6,000
Income before income taxes	89,467	104,286	103,678	109,078
Net income available to common equity	68,303	79,539	80,860	82,885
Basic earnings per common share	$0.43	$0.50	$0.49	$0.50
Diluted earnings per common share	$0.43	$0.49	$0.49	$0.50
	2018 Quarters Ended
(In Thousands, except per common share data)	December 31	September 30	June 30	March 31
Net interest income	$223,955	$219,392	$226,362	$209,871
Provision for credit losses	1,000	(5,000)	4,000	—
Income before income taxes	113,839	108,279	103,947	87,285
Net income available to common equity	85,278	83,521	86,863	67,117
Basic earnings per common share	$0.52	$0.49	$0.51	$0.41
Diluted earnings per common share	$0.51	$0.48	$0.50	$0.40

Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, MSRs valuation, and income taxes.
The consolidated financial statements of the Corporation are prepared in conformity with U.S. GAAP and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following policies are both important to the portrayal of the Corporation’s financial condition and results of operations and require subjective or complex judgments and, therefore, management considers the following to be critical accounting policies. The critical accounting policies are discussed directly with the Audit Committee of the Corporation’s Board of Directors.
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
Goodwill Impairment Assessment:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment test in May 2019, utilizing a qualitative assessment. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation's accounting policy on goodwill and see Note 5 Goodwill and Other Intangible Assets of the

notes to consolidated financial statements for a detailed discussion of the factors considered by management in the qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2019 impairment testing that have changed the Corporation's impairment assessment conclusion. There was no impairment charges recorded in 2019, 2018, or 2017.
Mortgage Servicing Rights Valuation:  The fair value of the Corporation’s MSRs asset is important to the presentation of the consolidated financial statements since the MSRs are carried on the consolidated balance sheets at the lower of amortized cost or estimated fair value. MSRs do not trade in an active open market with readily observable prices. As such, like other participants in the mortgage banking business, the Corporation relies on an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its MSRs. The use of a discounted cash flow model involves judgment, particularly of estimated prepayment speeds of underlying mortgages serviced and the overall level of interest rates. Loan type and note interest rate are the predominant risk characteristics of the underlying loans used to stratify capitalized MSRs for purposes of measuring impairment. The Corporation periodically reviews the assumptions underlying the valuation of MSRs. While the Corporation believes that the values produced by the discounted cash flow model are indicative of the fair value of its MSRs portfolio, these values can change significantly depending upon key factors, such as the then current interest rate environment, estimated prepayment speeds of the underlying mortgages serviced, and other economic conditions. The proceeds that might be received should the Corporation actually consider a sale of some or all of the MSRs portfolio could differ from the amounts reported at any point in time.
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the MSRs asset at December 31, 2019, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the MSRs asset would have been approximately $14 million, or 20%, lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the MSRs asset would have been approximately $15 million, or 20%, higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the MSRs valuation reserve, which was approximately $302,000 at December 31, 2019. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the MSRs asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the MSRs asset is properly recorded on the consolidated balance sheets. See Note 1 Summary of Significant Accounting Policies and Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements.
Income Taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes and regulations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s DTAs. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the deferred tax asset will be realized, net of the existing valuation allowances at December 31, 2019 and 2018. However, there is no guarantee that the tax benefits associated with the DTAs will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded on the consolidated balance sheets. See Note 13 Income Taxes of the notes to consolidated financial statements and section Income Taxes.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	December 31,
(In Thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$373,380	$507,187
Interest-bearing deposits in other financial institutions	207,624	221,226
Federal funds sold and securities purchased under agreements to resell	7,740	148,285
Investment securities held to maturity, at amortized cost	2,205,083	2,740,511
Investment securities available for sale, at fair value	3,262,586	3,946,941
Equity securities	15,090	1,568
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	227,347	250,534
Residential loans held for sale	136,280	64,321
Commercial loans held for sale	15,000	14,943
Loans	22,821,440	22,940,429
Allowance for loan losses	(201,371)	(238,023)
Loans, net	22,620,068	22,702,406
Bank and corporate owned life insurance	671,948	663,203
Tax credit and other investments	279,969	161,181
Premises and equipment, net	435,284	363,225
Goodwill	1,176,230	1,169,023
Mortgage servicing rights, net	67,306	68,193
Other intangible assets, net	88,301	75,836
Other assets(a)	597,242	516,538
Total assets	$32,386,478	$33,615,122
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,450,709	$5,698,530
Interest-bearing deposits	18,328,355	19,198,863
Total deposits	23,779,064	24,897,393
Federal funds purchased and securities sold under agreements to repurchase	433,097	111,651
Commercial paper	32,016	45,423
FHLB advances	3,180,967	3,574,371
Other long-term funding	549,343	795,611
Accrued expenses and other liabilities(a)	489,868	409,787
Total liabilities	28,464,355	29,834,235
Stockholders’ equity
Preferred equity	256,716	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,716,431	1,712,615
Retained earnings	2,380,867	2,181,414
Accumulated other comprehensive income (loss)	(33,183)	(124,972)
Treasury stock, at cost	(400,460)	(246,638)
Total common equity	3,665,407	3,524,171
Total stockholders’ equity	3,922,124	3,780,888
Total liabilities and stockholders’ equity	$32,386,478	$33,615,122
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	264,458	264,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	157,171,247	164,440,471
Numbers may not sum due to rounding.
(a) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. The change had no impact on either earnings or equity. The Corporation believes that this change is a preferable method of accounting as it provides a better reflection of the assets and liabilities on the face of the consolidated balance sheets. Adoption of this change was voluntary and has been adopted retrospectively with all prior periods presented herein revised.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, except per share data)	2019	2018	2017
Interest income
Interest and fees on loans	$998,099	$976,990	$749,000
Interest and dividends on investment securities
Taxable	100,304	119,741	96,909
Tax-exempt	57,565	44,782	32,977
Other interest	16,643	12,623	7,719
Total interest income	1,172,610	1,154,137	886,605
Interest expense
Interest on deposits	237,286	176,118	94,025
Interest on federal funds purchased and securities sold under agreements to repurchase	1,579	2,006	2,527
Interest on other short-term funding	149	186	293
Interest on FHLB advances	69,816	73,668	30,364
Interest on long-term funding	28,106	22,579	18,176
Total interest expense	336,936	274,557	145,385
Net interest income	835,674	879,580	741,220
Provision for credit losses	16,000	—	26,000
Net interest income after provision for credit losses	819,674	879,580	715,220
Noninterest income
Insurance commissions and fees	89,104	89,511	81,474
Wealth management fees(a)	83,467	82,562	70,126
Service charges on deposit account fees	63,135	66,075	64,427
Card-based fees	39,755	39,656	34,834
Other fee-based revenue	18,942	17,818	17,854
Capital markets, net	19,862	20,120	19,642
Mortgage banking, net	31,878	19,911	19,360
Bank and corporate owned life insurance	14,845	13,951	16,250
Asset gains (losses), net(b)	2,713	(1,103)	(1,244)
Investment securities gains (losses), net	5,957	(1,985)	434
Other	11,165	9,051	9,523
Total noninterest income	380,824	355,568	332,680
Noninterest expense
Personnel	487,063	482,676	428,976
Technology	82,429	72,674	63,004
Occupancy	62,399	59,121	53,842
Business development and advertising	29,600	30,923	28,946
Equipment	23,550	23,243	21,201
Legal and professional	19,901	23,061	22,509
Loan and foreclosure costs	8,861	7,410	7,293
FDIC assessment	16,250	30,000	31,300
Other intangible amortization	9,948	8,159	1,959
Acquisition related costs(c)	7,320	29,002	—
Other	46,666	55,530	50,102
Total noninterest expense	793,988	821,799	709,133
Income before income taxes	406,509	413,349	338,767
Income tax expense	79,720	79,786	109,503
Net income	326,790	333,562	229,264
Preferred stock dividends	15,202	10,784	9,347
Net income available to common equity	$311,587	$322,779	$219,917
Earnings per common share
Basic	$1.93	$1.92	$1.45
Diluted	$1.91	$1.89	$1.42
Average common shares outstanding
Basic	160,534	167,345	150,877
Diluted	161,932	169,732	153,647
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) The year ended December 31, 2019 includes less than $1 million of Huntington related asset losses; the year ended December 31, 2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.
(c) Includes Bank Mutual, Huntington branch, and First Staunton acquisition related costs only.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Net income	$326,790	$333,562	$229,264
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	111,592	(39,891)	(12,302)
Net unrealized gain (loss) on available for sale securities transferred to held to maturity securities	—	—	(14,738)
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	895	(572)	(2,665)
Reclassification adjustment for net losses (gains) realized in net income(a)	(5,957)	1,985	—
Reclassification from OCI due to change in accounting principle	—	(84)	—
Reclassification of certain tax effects from OCI	—	(8,419)	—
Income tax (expense) benefit	(26,898)	9,791	11,331
Other comprehensive income (loss) on investment securities available for sale	79,631	(37,189)	(18,374)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(148)	(148)	(148)
Net actuarial (loss) gain	16,296	(28,612)	14,273
Amortization of actuarial loss (gain)	476	2,203	2,282
Reclassification of certain tax effects from OCI	—	(5,235)	—
Income tax (expense) benefit	(4,465)	6,767	(6,112)
Other comprehensive income (loss) on pension and postretirement obligations	12,158	(25,025)	10,295
Total other comprehensive income (loss)	91,789	(62,214)	(8,079)
Comprehensive income	$418,579	$271,348	$221,185
Numbers may not sum due to rounding.
(a) Includes only available for sale securities.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2016	165	$159,929	163,030	$1,630	$1,364,066	$1,791,196	$(54,679)	$(170,830)	$3,091,312
Comprehensive income:
Net income	—	—	—	—	—	229,264	—	—	229,264
Other comprehensive loss	—	—	—	—	—	—	(8,079)	—	(8,079)
Comprehensive income									$221,185
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(17,737)	—	—	45,356	27,619
Acquisitions	—	—	291	3	7,148	—	—	—	7,151
Purchase of common stock returned to authorized but unissued	—	—	(1,569)	(15)	(37,016)	—	—	—	(37,031)
Purchase of treasury stock	—	—	—	—	—	—	—	(9,290)	(9,290)
Cash dividends:
Common stock, $0.50 per share	—	—	—	—	—	(76,417)	—	—	(76,417)
Preferred stock(a)	—	—	—	—	—	(9,347)	—	—	(9,347)
Stock-based compensation expense, net	—	—	—	—	21,227	—	—	—	21,227
Tax impact of stock-based compensation	—	—	—	—	1,034	—	—	—	1,034
Balance, December 31, 2017	165	$159,929	161,752	$1,618	$1,338,722	$1,934,696	$(62,758)	$(134,764)	$3,237,443
Comprehensive income:
Net income	—	—	—	—	—	333,562	—	—	333,562
Other comprehensive income	—	—	—	—	—	—	(48,476)	—	(48,476)
Adoption of new accounting standards	—	—	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income									$271,348
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(7,116)	15,096	—	10,428	18,408
Acquisitions	—	—	13,705	137	396,975	—	—	91,296	488,408
Purchase of common stock returned to authorized but unissued	—	—	(1,357)	(14)	(33,061)	—	—	—	(33,075)
Purchase of treasury stock	—	—	—	—	—	—	—	(213,598)	(213,598)
Cash dividends:
Common stock, $0.62 per share	—	—	—	—	—	(105,519)	—	—	(105,519)
Preferred stock(b)	—	—	—	—	—	(10,784)	—	—	(10,784)
Issuance of preferred stock	100	97,315	—	—	—	—	—	—	97,315
Purchase of preferred stock	(1)	(528)	—	—	—	(8)	—	—	(537)
Common stock warrants exercised	—	—	1,116	11	(12)	—	—	—	(1)
Stock-based compensation expense, net	—	—	—	—	17,107	—	—	—	17,107
Tax Act reclassification	—	—	—	—	—	13,654	—	—	13,654
Change in accounting principle	—	—	—	—	—	84	—	—	84
Other	—	—	—	—	—	632	—	—	632
Balance, December 31, 2018	264	$256,716	175,216	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income:
Net income	—	—	—	—	—	326,790	—	—	$326,790
Other comprehensive income	—	—	—	—	—	—	91,789	—	91,789
Comprehensive income									$418,579
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(21,038)	—	—	32,254	11,216
Purchase of treasury stock	—	—	—	—	—	—	—	(186,076)	(186,076)
Cash dividends:
Common stock, $0.69 per share	—	—	—	—	—	(111,804)	—	—	(111,804)
Preferred stock(c)	—	—	—	—	—	(15,202)	—	—	(15,202)
Stock-based compensation expense, net	—	—	—	—	24,854	—	—	—	24,854
Other	—	—	—	—	—	(331)	—	—	(331)
Balance, December 31, 2019	264	$256,716	175,216	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Numbers may not sum due to rounding.
(a) Series C, $1.53125 per share; and Series D, $1.34375 per share.
(b) Series C, $1.53125 per share; Series D, $1.34375 per share; and Series E, $0.322309 per share.
(c) Series C, $1.53125 per share; Series D, $1.34375 per share; and Series E, $1.46875 per share.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$326,790	$333,562	$229,264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,000	—	26,000
Depreciation and amortization	58,149	48,253	46,967
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	63	(545)	175
Amortization of mortgage servicing rights	12,432	9,594	10,084
Amortization of other intangible assets	9,948	8,159	1,959
Amortization and accretion on earning assets, funding, and other, net	23,573	11,624	37,476
Net amortization of tax credit investments	20,062	19,425	19,834
Deferred income taxes	13,833	46,947	21,402
Losses (gains) on sales of investment securities, net	(5,957)	1,985	(434)
Asset (gains) losses, net	(2,713)	1,103	1,244
(Gain) loss on mortgage banking activities, net	(20,120)	(22,497)	(3,516)
Mortgage loans originated for sale	(1,090,792)	(1,092,318)	(715,357)
Proceeds from sales of mortgage loans held for sale	1,317,077	1,131,652	819,950
Pension contributions	—	(41,877)	(6,242)
(Increase) decrease in interest receivable	7,595	(7,417)	(9,476)
Increase (decrease) in interest payable	2,495	10,407	6,535
Increase (decrease) in accrued expenses	723	30,924	3,520
Increase (decrease) in derivative asset	(102,966)	40,950	(13,076)
Net change in other assets and other liabilities	(11,930)	(33,363)	(17,941)
Net cash provided by operating activities	574,260	496,567	458,368
Cash Flows from Investing Activities
Net increase in loans	(137,990)	(326,464)	(861,934)
Purchases of
Available for sale securities	(460,124)	(737,580)	(1,137,191)
Held to maturity securities	(423,682)	(682,622)	(234,379)
Federal Home Loan Bank and Federal Reserve Bank stocks	(246,836)	(347,323)	(262,986)
Premises, equipment, and software, net of disposals	(67,459)	(65,854)	(47,369)
Proceeds from
Sales of available for sale securities	1,367,476	601,130	18,467
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	270,023	282,145	237,656
Prepayments, calls, and maturities of available for sale investment securities	561,659	633,859	713,486
Prepayments, calls, and maturities of held to maturity investment securities	260,510	217,836	210,753
Sales, prepayments, calls and maturities of other assets	10,250	41,856	20,070
Net change in tax credit and alternative investments	(67,632)	(57,327)	(53,770)
Net cash (paid) received in acquisition	551,250	59,472	339
Net cash provided by (used in) investing activities	1,617,446	(380,872)	(1,396,858)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	(1,842,748)	270,481	897,514
Net increase (decrease) in short-term funding	308,039	(581,371)	(217,753)
Net increase (decrease) in short-term FHLB advances	(380,000)	616,000	(198,000)
Repayment of long-term FHLB advances	(764,657)	(2,150,016)	(115,020)
Proceeds from long-term FHLB advances	751,573	1,837,680	750,000
Redemption of Corporation's senior notes	(250,000)	—	—
Repayment of finance lease principal	(1)	—	—
Proceeds from issuance of long-term funding	—	300,000	—
Proceeds from issuance of preferred shares	—	97,315	—
Proceeds from issuance of common stock for stock-based compensation plans	11,216	18,408	27,619
Common stock warrants exercised	—	(1)	—
Purchase of preferred shares	—	(537)	—
Purchase of common stock returned to authorized but unissued	—	(33,075)	(37,031)
Purchase of treasury stock	(186,076)	(213,598)	(9,290)
Cash dividends on common stock	(111,804)	(105,519)	(76,417)
Cash dividends on preferred stock	(15,202)	(10,784)	(9,347)
Net cash provided by (used in) financing activities	(2,479,660)	44,983	1,012,275
Net increase (decrease) in cash, cash equivalents, and restricted cash	(287,954)	160,678	73,785
Cash, cash equivalents, and restricted cash at beginning of period	876,698	716,018	642,233
Cash, cash equivalents, and restricted cash at end of period	$588,744	$876,698	$716,018
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid for interest	$332,919	$261,724	$138,174
Cash paid for income and franchise taxes	41,131	18,335	81,450
Loans and bank premises transferred to other real estate owned	10,513	26,517	11,505
Capitalized mortgage servicing rights	11,606	10,722	7,167
Loans transferred into held for sale from portfolio, net	313,570	33,010	71,954
Transfer of held to maturity securities to available for sale securities (adoption of ASU 2019-04)	692,414	—	—
Unsettled trades to purchase securities	—	883	—
Acquisition
Fair value of assets acquired, including cash and cash equivalents	695,848	2,567,488	647
Fair value ascribed to goodwill and intangible assets	29,837	261,243	6,450
Fair value of liabilities assumed	725,764	2,340,323	54
Common stock issued in acquisition	(79)	488,408	7,151
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same sum amounts shown on the consolidated statements of cash flows:

	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Cash and cash equivalents	$400,232	$782,784	$643,042
Restricted cash	188,512	93,914	72,976
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$588,744	$876,698	$716,018
Numbers may not sum due to rounding.

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
December 31, 2019, 2018, and 2017

Note 1 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. The following is a description of the more significant of those policies.
Business
Associated Banc-Corp is a bank holding company headquartered in Wisconsin. The Corporation provides a full range of banking and related financial services to consumer and commercial customers through its network of bank and nonbank subsidiaries. The Corporation is subject to competition from other financial and non-financial institutions that offer similar or competing products and services. The Corporation is regulated by federal and state agencies and is subject to periodic examinations by those agencies.
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Parent Company and its subsidiaries. Investments in unconsolidated entities (none of which are considered to be variable interest entities in which the Corporation is the primary beneficiary) are accounted for using the cost method of accounting when the Corporation has determined that the cost method is appropriate. Investments not meeting the criteria for cost method accounting are accounted for using the equity method of accounting. Investments in unconsolidated entities are included in tax credit and other investments on the consolidated balance sheets, and the Corporation’s share of income or loss is recorded in other noninterest income, while distributions in excess of the investment are asset gains (losses), net.
All significant intercompany balances and transactions have been eliminated in consolidation.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, goodwill impairment assessment, MSRs valuation, and income taxes. Management has evaluated subsequent events for potential recognition or disclosure. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
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
For purchased credit-impaired loans, the difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount includes estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows will require the Corporation to evaluate the need for an additional allowance for credit losses. Subsequent improvement in expected cash flows will result in the reversal of a corresponding amount of the non-accretable discount which the Corporation will then reclassify as accretable discount that will be recognized into interest income over the remaining life of the loan.

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
Investment Securities
Securities are classified as held to maturity, available for sale, or equity on the consolidated balance sheets at the time of purchase. Investment securities classified as held to maturity, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as available for sale, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of OCI. Investment securities classified as equity securities are carried at fair value with changes in fair value immediately reflected in the consolidated statements of income. Any decision to sell investment securities available for sale would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Realized gains or losses on investment security sales (using specific identification method) are included in investment securities gains (losses), net, on the consolidated statements of income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield.
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
Declines in the fair value of investment securities (with certain exceptions for debt securities noted below) that are deemed to be other-than-temporary are charged to earnings as a realized loss, and a new cost basis for the investment security is established. In evaluating other-than-temporary impairment, management considers the length of time and extent to which the security has been in an unrealized loss position, changes in security ratings, the financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions. In addition, the Corporation considers the intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value in the near term. Declines in the fair value of debt securities below amortized cost are deemed to be other-than-temporary in circumstances where: (1) the Corporation has the intent to sell a security; (2) it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis; or (3) the Corporation does not expect to recover the entire amortized cost basis of the security. If the Corporation intends to sell a security or if it is more likely than not that the Corporation will be required to sell the security before recovery, an other-than-temporary impairment write-down is recognized in earnings equal to the difference between the security’s amortized cost basis and its fair value. If an entity does not intend to sell the security or it is more likely than not that it will not be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into an amount representing credit loss, which is recognized in earnings, and an amount related to all other factors, which is recognized in OCI. Declines in value determined to be other-than-temporary are included in investment securities gains (losses), net, on the consolidated statements of income. See Note 3 for additional information on investment securities.
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
Loans Held for Sale
Residential Loans Held for Sale: Loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at estimated fair value. As a result of holding these loans at fair value, changes in the secondary market is reflected in earnings immediately, as opposed to being dependent upon the timing of sales. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.

Commercial Loans Held for Sale: Loans held for sale are carried at the lower of cost or estimated fair value. The estimated fair value is based on a discounted cash flow analysis.
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
OREO
OREO is included in other assets on the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. OREO is recorded at the fair value of the underlying property collateral, less estimated selling costs. This fair value becomes the new cost basis for the foreclosed asset. The initial write-down, if any, will be recorded as a charge off against the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed as incurred. OREO also includes bank premises formerly but no longer used for banking as well as property originally acquired for future expansion but no longer intended to be used for that purpose. Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred.
Allowance for Unfunded Commitments
The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit) and is included in accrued expenses and other liabilities on the consolidated balance sheets. The determination of the appropriate level of the allowance for unfunded commitments is based upon an evaluation of the unfunded credit facilities, including an assessment of historical commitment utilization experience and credit risk grading of the loan. Net adjustments to the allowance for unfunded commitments are included in the provision for credit losses on the consolidated statements of income. See Note 4 and Note 16 for additional information on the allowance for unfunded commitments.
Premises and Equipment and Software
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including extension options which the Corporation has determined are reasonably certain to be exercised, or the estimated useful lives of the improvements. Software, included in other assets on the consolidated balance sheets, is amortized on a straight-line basis over the lesser of the contract terms or the estimated useful life of the software. See Note 6 for additional information on premises and equipment.
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
The lease term includes options to extend or terminate the lease. These options to extend or terminate are assessed on a lease-by-lease basis and adjustments are made to the right-of-use asset and lease liability if the Corporation is reasonably certain that an option will be exercised and will be expensed on a straight-line basis. Operating and finance leases are included within premises and equipment, net and other assets, respectively, on the consolidated balance sheets. See Note 7 for additional information on leases.
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
Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, an MSRs asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. MSRs, when purchased, are initially recorded at fair value. As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. MSRs are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, and included in other intangible assets, net, on the consolidated balance sheets.
The Corporation periodically evaluates its MSRs asset for impairment. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the MSRs asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSRs asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries. See Note 5 for additional information on MSRs.
Income Taxes
Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred income taxes, which arise principally from temporary differences between the amounts reported in the financial statements and the tax bases of assets and liabilities, are included in the amounts provided for income taxes. In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income and tax planning strategies which will create taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the amount of taxes paid in available carryback years, projected future taxable income, and, if necessary, tax planning strategies in making this assessment.
The Corporation files a consolidated federal income tax return and separate or combined state income tax returns. Accordingly, amounts equal to tax benefits of those subsidiaries having taxable federal or state losses or credits are offset by other subsidiaries that incur federal or state tax liabilities.
It is the Corporation’s policy to provide for uncertainty in income taxes as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2019 and 2018, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit was established or is required to pay amounts in excess of the liability established, the Corporation’s effective tax rate in a given financial statement period may be impacted. See Note 13 for additional information on income taxes.
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

Securities Sold Under Agreement to Repurchase
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. These repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty)) and not as a sale and subsequent repurchase of securities (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The obligation to repurchase the securities is reflected as a liability within federal funds purchased and securities sold under agreements to repurchase on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. See Notes 9 and 15 for additional information on repurchase agreements.
Retirement Plans
The funded status of the retirement plans is recognized as an asset or liability on the consolidated balance sheets and changes in that funded status are recognized in the year in which the changes occur through OCI. Plan assets and benefit obligations are measured as of fiscal year end. The measurement of the projected benefit obligation and pension expense involve actuarial valuation methods and the use of various actuarial and economic assumptions. The Corporation monitors the assumptions and updates them periodically. Due to the long-term nature of the pension plan obligation, actual results may differ significantly from estimations. Such differences are adjusted over time as the assumptions are replaced by facts and values are recalculated. See Note 12 for additional information on the Corporation’s retirement plans.
Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted common stock awards is their fair market value on the date of grant. Performance awards are based on performance goals of earnings per share and total shareholder return with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income. See Note 11 for additional information on stock-based compensation.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in net unrealized gain / loss on securities available for sale and changes in net actuarial gain / loss on defined benefit postretirement plans. Comprehensive income is reported on the accompanying consolidated statements of changes in stockholder’s equity and consolidated statements of comprehensive income. See Note 22 for additional information on accumulated other comprehensive income (loss).
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

Change in Accounting Estimate

During the third quarter of 2019, the Corporation reassessed its estimate of the useful lives of certain fixed assets. The Corporation revised its original useful life estimate from 7 years to 12 years for furniture assets. This is considered a change in accounting estimate, per ASC 250-10, where adjustments should be made prospectively. The impact of this change in accounting estimate for the year ended December 31, 2019 to net income on the consolidated statements of income and premises and equipment, net on the consolidated balance sheets was approximately $915,000.

Recently Issued Authoritative Accounting Guidance

Standard	Description	Date of adoption	Effect on financial statements
ASU 2019-07
Codification Updates to SEC Sections-Amendments to SEC Paragraphs Pursuant to SEC Final Releases No. 33-10532, Disclosure Updates and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization, and Miscellaneous Updates	The FASB issued this amendment to align the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. This amendment became effective upon issuance.	3rd Quarter 2019	No material impact on results of operations, financial position and liquidity.
ASU 2019-04 Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments	The FASB issued this amendment to clarify certain aspects of accounting for credit losses, hedging activities, and financial instruments. Within ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, the amendment allows an entity to designate partial-term fair value hedges of interest rate risk and measure the hedged item by using an assumed maturity, clarifies that an entity can start to amortize the hedged items basis adjustment in a fair value hedge, and it requires entities to disclose for fair value hedging relationships the carrying amounts of hedged assets and liabilities and the cumulative amount of fair value hedge basis adjustments. In addition, it permits a one-time election to reclassify securities that could be used in a hedge from held to maturity to available for sale without risk of tainting the remainder of the held to maturity portfolio. For entities that have adopted the amendments in Update 2017-12 as of the issuance date of this Update, the effective date is as of the beginning of the first annual period beginning after the issuance date of this Update. For those entities, early adoption was permitted, including adoption on any date on or after the issuance of this Update.	3rd Quarter 2019	During the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale.
ASU-2018-15 Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract	The FASB issued an amendment which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The amendments in this Update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The amendment is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Entities were required to apply the amendment either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Early adoption was permitted.	1st Quarter 2019	The Corporation elected to early adopt this amendment using the prospective approach. No material impact on results of operation, financial position or liquidity.
ASU 2018-09 Codification Improvements	The FASB issued an amendment which affects a wide variety of Topics in the Codification. The amendments apply to all reporting entities within the scope of the affected accounting guidance. The amendments in this Update represent changes to clarify, correct errors in, or make minor improvements to the Codification. The amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this Update did not require transition guidance and were effective upon issuance of this Update. However, many of the amendments in this Update did have transition guidance with effective dates for annual periods beginning after December 15, 2018. There are some conforming amendments in this Update that have been made to recently issued guidance that is not yet effective that may require application of the transition and effective date guidance in the original ASU.	1st Quarter 2019	No material impact on results of operations, financial position and liquidity.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-02 Leases (Topic 842)	The FASB issued an amendment to provide transparency and comparability among organizations by recognizing lease assets and lease liabilities on the consolidated balance sheets and disclosing key information about leasing arrangements. This amendment required lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: 1) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis; and 2) a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged. This amendment was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Entities are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities could elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. Early adoption was permitted. ASU 2018-01 permits an entity to elect an optional transition practical expedient to not evaluate under Topic 842 land easements that exist or expired before the entity's adoption of Topic 842. ASU 2018-10 was issued as improvements and clarifications of ASU 2016-02 were identified. This Update provides clarification on narrow aspects of the previously issued Updates. ASU 2018-11 was issued to provide entities with an additional (and optional) transition method to adopt the new leases standard under ASU 2016-02. ASU 2019-01 was issued to assist in determining the fair value of underlying assets by lessors, address the presentation to the statements of cash flows, and clarify transition disclosures related to Topic 250.	1st Quarter 2019	The Corporation has adopted this amendment utilizing a modified retrospective approach. At adoption, a right-of-use asset and corresponding lease liability were recognized on the consolidated balance sheets for $52 million and $56 million, respectively. See Note 7 for expanded disclosure requirements.

Future Accounting Pronouncements
The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed in the table below. To the extent that the adoption of new accounting standards materially affect the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review.

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's allowance for credit losses. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 was issued and provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets. ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10. ASU 2019-11 was issued to clarify and address stakeholders' specific issues relating to expected recoveries on purchased credit deteriorated assets and transition and disclosure relief related to troubled debt restructured loans and accrued interest, respectively. Early adoption is permitted.	1st Quarter 2020	The Corporation has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and other key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework. In addition, analysis derived from the Corporation's stress testing processes have been leveraged in the development of CECL models. The Corporation will utilize a single economic forecast over a 2-year reasonable and supportable forecast period. In the second year the Corporation will use straight-line reversion to historical losses. The Corporation's cross functional team will periodically refine the model as needed. The Corporation expects to incur a $70 to $80 million after-tax charge which will decrease the opening stockholders' equity balance as of January 1, 2020. A majority of the increase is the result of economic uncertainty and unfunded commitments. The total estimated impact equates to a 21 to 24 basis point decrease to the tangible common equity ratio. The Corporation anticipates increases in the allowance for credit losses on longer dated portfolios and decreases in the shorter dated portfolios. The Corporation is in the process of finalizing the review of the most recent model run and finalizing assumptions including qualitative adjustments, probable troubled debt restructurings, and economic forecasts.

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The FASB issued an amendment to add, modify, and remove disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement "Conceptual Framework for Financial Reporting", including the consideration of costs and benefits. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted.	1st Quarter 2020	Upon adoption, the Corporation will have a slight change in presentation, and an immaterial impact to its results of operations, financial position, and liquidity.
ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The FASB issued an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017.	2nd Quarter 2020, consistent with the Corporation's annual impairment test in May of each year	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity. The Corporation has not had to perform a step one quantitative analysis since 2012, which concluded no impairment was necessary.
ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The FASB issued an amendment to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments also added requirements to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendment also clarifies the disclosure requirements in paragraph 715-20-50-3, which states that certain information for defined benefit pension plans should be disclosed. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendment is effective for fiscal years ending after December 15, 2020. Entities should apply the amendments in this Update on a retrospective basis to all periods presented. Early adoption is permitted.	1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity.
ASU 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes	The FASB issued this amendment to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is permitted.	1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position and liquidity.

Note 2 Acquisitions
2019 Completed Acquisitions:
Huntington Wisconsin Branch Acquisition
On June 14, 2019, the Corporation completed its acquisition of the Wisconsin branches of Huntington. The Corporation paid a 4% premium on acquired deposits. The conversion of the branches happened simultaneously with the close of the transaction and the acquisition expanded the Bank's presence into 13 new Wisconsin communities. As a result of the acquisition and other consolidations, a net of 14 branch locations were added.
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
The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to Huntington branch acquisition:

($ in Thousands)	Purchase Accounting Adjustments	June 14, 2019
Assets
Cash and cash equivalents	$—	$551,250
Loans	(1,552)	116,346
Premises and equipment, net	4,800	22,430
Goodwill		7,286
Core deposit intangibles (included in other intangible assets, net on the face of the Consolidated Balance Sheets)	22,630	22,630
Other real estate owned (included in other assets on the face of the Consolidated Balance Sheets)	(2,561)	5,263
Others assets	$—	559
Total assets		$725,764
Liabilities
Deposits	$156	$725,173
Other liabilities	$70	590
Total liabilities		$725,764
For a description of the methods used to determine the fair value of significant assets and liabilities presented on the balance sheet above see Assumptions section of this Note.
2019 Pending Acquisitions:
On July 25, 2019, the Corporation entered into an agreement to acquire Illinois-based First Staunton for cash consideration of approximately $76 million. Regulatory approval for the transaction was received from the OCC on October 10, 2019. The transaction is subject to customary closing conditions, and is expected to close in February 2020.
2018 Completed Acquisitions:
Bank Mutual Acquisition
On February 1, 2018, the Corporation completed its acquisition of Bank Mutual in a stock transaction valued at approximately $482 million. Bank Mutual was a diversified financial services company headquartered in Milwaukee, Wisconsin. The merger resulted in a combined company with a larger market presence in markets the Corporation currently operates in, as well as expansion into nearly a dozen new markets.
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
Goodwill related to the Bank Mutual acquisition increased $6 million during the second quarter of 2018 and an additional $2 million during the third quarter of 2018 to $175 million. Goodwill created by the acquisition of Bank Mutual is not tax deductible.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to Bank Mutual:

($ in Thousands)	Purchase Accounting Adjustments	February 1, 2018
Assets
Cash and cash equivalents	$—	$78,052
Investment securities	(6,238)	452,867
Federal Home Loan Bank stock, at cost	—	20,026
Loans	(48,043)	1,875,877
Premises and equipment, net	2,930	42,689
Bank owned life insurance	(24)	65,390
Goodwill		175,499
Core deposit intangibles (included in other intangible assets, net on the face of the Consolidated Balance Sheets)	58,100	58,100
Other real estate owned (included in other assets on the face of the Consolidated Balance Sheets)	199	4,848
Others assets	$7,054	47,158
Total assets		$2,820,506
Liabilities
Deposits	$2,498	$1,840,950
Other borrowings	1,875	431,886
Other liabilities	$4,487	65,982
Total liabilities		$2,338,818
Total consideration paid		$481,688
For a description of the methods used to determine the fair value of significant assets and liabilities presented on the balance sheet above see Assumptions section of this Note.
For loans acquired, the contractual amounts due, expected cash flows to be collected, interest component, and fair value as of the respective acquisition dates were as follows:

	February 1, 2018
($ in Thousands)	Acquired Performing Loans	Acquired Impaired Loans	Total
Contractual required principal and interest at acquisition	$1,899,932	$23,988	$1,923,920
Contractual cash flows not expected to be collected (nonaccretable discount)	—	(1,866)	(1,866)
Expected cash flows at acquisition	1,899,932	22,122	1,922,054
Interest component of expected cash flows (accretable discount)	(41,324)	(4,853)	(46,177)
Fair value of acquired loans	$1,858,608	$17,269	$1,875,877
Assumptions:
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status, and current discount rates. Loans were grouped together according to similar characteristics when applying various valuation techniques.
CDIs: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDIs are being amortized on a straight-line basis over 10 years.
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

Note 3 Investment Securities
Investment securities are classified as available for sale, held to maturity, or equity on the consolidated balance sheets at the time of purchase. See Note 1 for the Corporation’s accounting policy for investment securities. The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2019 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)(a)	$529,908	$16,269	$(18)	$546,160
Residential mortgage-related securities
FNMA / FHLMC	131,158	1,562	(59)	132,660
GNMA	982,941	3,887	(1,689)	985,139
Commercial mortgage-related securities
FNMA / FHLMC	19,929	1,799	—	21,728
GNMA	1,314,836	7,403	(12,032)	1,310,207
FFELP asset-backed securities	270,178	—	(6,485)	263,693
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$3,251,950	$30,920	$(20,284)	$3,262,586
Investment securities held to maturity
U.S. Treasury securities	$999	$19	$—	$1,018
Obligations of state and political subdivisions (municipal securities)(a)	1,418,569	69,775	(1,118)	1,487,227
Residential mortgage-related securities
FNMA / FHLMC	81,676	1,759	(15)	83,420
GNMA	269,523	1,882	(1,108)	270,296
GNMA commercial mortgage-related securities	434,317	6,308	(6,122)	434,503
Total investment securities held to maturity	$2,205,083	$79,744	$(8,363)	$2,276,465
(a) As permitted by ASU 2019-04, which was adopted during the third quarter of 2019, the Corporation made a one-time election during the third quarter of 2019 to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale.

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2018 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
U.S. Treasury securities	$1,000	$—	$(1)	$999
Residential mortgage-related securities:
FNMA / FHLMC	296,296	2,466	(3,510)	295,252
GNMA	2,169,943	473	(41,885)	2,128,531
Private-label	1,007	—	(4)	1,003
GNMA commercial mortgage-related securities	1,273,309	—	(52,512)	1,220,797
FFELP asset-backed securities	297,347	711	(698)	297,360
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$4,041,902	$3,649	$(98,610)	$3,946,941
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	$1,790,683	$8,255	$(15,279)	$1,783,659
Residential mortgage-related securities
FNMA / FHLMC	92,788	169	(1,795)	91,162
GNMA	351,606	1,611	(8,181)	345,035
GNMA commercial mortgage-related securities	505,434	7,559	(22,579)	490,414
Total investment securities held to maturity	$2,740,511	$17,593	$(47,835)	$2,710,271
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities available for sale and held to maturity at December 31, 2019, are shown below:

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,795	$2,800	$29,033	$29,218
Due after one year through five years	32,399	32,901	82,023	83,245
Due after five years through ten years	317,292	326,361	136,138	140,704
Due after ten years	180,422	187,098	1,172,373	1,235,077
Total debt securities	532,908	549,160	1,419,568	1,488,245
Residential mortgage-related securities
FNMA / FHLMC	131,158	132,660	81,676	83,420
GNMA	982,941	985,139	269,523	270,296
Commercial mortgage-related securities
FNMA / FHLMC	19,929	21,728	—	—
GNMA	1,314,836	1,310,207	434,317	434,503
FFELP asset-backed securities	270,178	263,693	—	—
Total investment securities	$3,251,950	$3,262,586	$2,205,083	$2,276,465
Ratio of Fair Value to Amortized Cost		100.3%		103.2%

Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale and write-up of investment securities for each of the three years ended December 31 are shown below. There were no other-than-temporary impairment write-downs on investment securities for 2019, 2018, or 2017.

($ in Thousands)	2019	2018	2017
Gross gains on available for sale securities	$6,374	$1,954	$—
Gross gains on held to maturity securities	—	—	439
Total gains	6,374	1,954	439
Gross (losses) on available for sale securities	(13,861)	(3,938)	—
Gross (losses) on held to maturity securities	—	—	(5)
Total (losses)	(13,861)	(3,938)	(5)
Write-up of equity securities without readily determinable fair values	13,444	—	—
Investment securities gains (losses), net	$5,957	$(1,985)	$434
Proceeds from sales of investment securities	$1,367,476	$601,130	$18,467

During the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale, as permitted by the adoption of ASU 2019-04 during the quarter. The Corporation sold shorter duration, lower yielding municipal securities that were included in the transfer for proceeds of $157 million at a gain of $3 million, with the proceeds being reinvested into longer duration, higher yielding held to maturity municipal securities. Additionally, during the first nine months of 2019, the Corporation sold $1.2 billion of taxable, floating rate ABS and shorter duration MBS, CMBS, and CMOs Agency securities, with the proceeds utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a declining rate environment.

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
During 2018, the Corporation executed a strategy to improve the yield on securities and increase interest income during the current and future calendar years. During the third quarter of 2018, the Corporation sold mortgage-related securities totaling approximately $108 million at a slight gain with all proceeds reinvested into higher yielding securities. The tax equivalent yield of the securities sold was 3.08% while the reinvestment was at 3.51%. During the second quarter of 2018, the Corporation also sold $40 million of lower yielding GNMA commercial mortgage-related securities.
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

Investment securities with a carrying value of approximately $2.6 billion and $3.0 billion at December 31, 2019 and December 31, 2018, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2019:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)	4	$(18)	1,225	—	$—	$—	$(18)	$1,225
Residential mortgage-related securities
FNMA / FHLMC	—	—	—	4	(59)	34,807	(59)	34,807
GNMA	18	(924)	322,394	3	(766)	79,461	(1,689)	401,856
GNMA commercial mortgage-related securities	22	(810)	258,218	42	(11,222)	621,307	(12,032)	879,524
FFELP asset-backed securities	19	(6,092)	250,780	2	(393)	12,913	(6,485)	263,693
Other debt securities	2	—	2,000	—	—	—	—	2,000
Total	65	$(7,843)	$834,616	51	$(12,440)	$748,487	$(20,284)	$1,583,104
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	52	$(1,105)	$77,562	6	$(13)	$2,378	$(1,118)	$79,940
Residential mortgage-related securities
FNMA / FHLMC	1	(6)	1,242	1	(9)	833	(15)	2,075
GNMA	12	(1,059)	187,261	8	(49)	6,587	(1,108)	193,849
GNMA commercial mortgage-related securities	2	(29)	26,202	21	(6,093)	357,733	(6,122)	383,935
Total	67	$(2,199)	$292,267	36	$(6,164)	$367,532	$(8,363)	$659,799
For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2018:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
U.S. Treasury securities	—	$—	$—	1	$(1)	$999	$(1)	$999
Residential mortgage-related securities
FNMA / FHLMC	15	(31)	17,993	17	(3,479)	189,405	(3,510)	207,398
GNMA	12	(4,529)	452,183	79	(37,355)	1,598,159	(41,885)	2,050,342
Private-label	1	(4)	1,003	—	—	—	(4)	1,003
GNMA commercial mortgage-related securities	—	—	—	93	(52,512)	1,220,854	(52,512)	1,220,854
FFELP asset-backed securities	13	(698)	142,432	—	—	—	(698)	142,432
Total	41	$(5,262)	$613,612	190	$(93,347)	$3,009,417	$(98,610)	$3,623,028
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	272	$(2,860)	$313,212	752	$(12,419)	$509,374	$(15,279)	$822,586
Residential mortgage-related securities
FNMA / FHLMC	13	(780)	57,896	22	(1,015)	28,888	(1,795)	86,784
GNMA	13	(414)	19,822	66	(7,767)	320,387	(8,181)	340,209
GNMA commercial mortgage-related securities	—	—	—	25	(22,579)	490,414	(22,579)	490,414
Total	298	$(4,053)	$390,929	865	$(43,780)	$1,349,063	$(47,835)	$1,739,992
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
Based on the Corporation’s evaluation, management does not believe any unrealized loss at December 31, 2019 represents an other-than-temporary impairment as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, and not credit deterioration. The unrealized losses reported for municipal securities relate to various state and local political subdivisions and school districts. The unrealized losses at December 31, 2019 for mortgage-related securities have declined due to the decrease in overall interest rates. The U.S. Treasury 3 year and 5 year rates decreased by 84 bp and 82 bp, respectively, from December 31, 2018. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At December 31, 2019 and 2018, the Corporation had FHLB stock of $149 million and $173 million, respectively. The Corporation had Federal Reserve Bank stock of $78 million and $77 million at December 31, 2019 and 2018, respectively.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both December 31, 2019 and 2018, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of Visa Class B restricted shares that the Corporation received in 2008 as part of Visa's initial public offering. During the second quarter of 2019, the Corporation donated 42,039 shares of Visa Class B restricted shares to the Corporation's Charitable Remainder Trust, and the subsequent sale of those shares by the Trust resulted in an observable market price. As a result, the Corporation wrote up their remaining 77,000 Visa Class B restricted shares to fair value. Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B restricted shares were previously carried at a zero cost basis. Thus, the Corporation had equity securities without readily determinable fair values of $13 million at December 31, 2019 and $0 at December 31, 2018.
Note 4 Loans
Loans at December 31 are summarized below:

($ in Thousands)	2019	2018
Commercial and industrial	$7,354,594	$7,398,044
Commercial real estate - owner occupied	911,265	920,443
Commercial and business lending	8,265,858	8,318,487
Commercial real estate - investor	3,794,517	3,751,554
Real estate construction	1,420,900	1,335,031
Commercial real estate lending	5,215,417	5,086,585
Total commercial	13,481,275	13,405,072
Residential mortgage	8,136,980	8,277,712
Home equity	852,025	894,473
Other consumer	351,159	363,171
Total consumer	9,340,164	9,535,357
Total loans(a)(b)	$22,821,440	$22,940,429
(a) During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages as well as $33 million of nonaccrual and performing restructured loans.
(b) Includes $2 million and $5 million of purchased credit-impaired loans at December 31, 2019 and December 31, 2018, respectively.

The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

($ in Thousands)	2019	2018
Balance at beginning of year	$17,831	$20,260
New loans	3,673	3,076
Repayments	(8,053)	(5,017)
Change due to status of executive officers and directors	3,320	(489)
Balance at end of year	$16,772	$17,831
The following table presents commercial and consumer loans by credit quality indicator at December 31, 2019:

($ in Thousands)	Pass	Special Mention	Potential Problem	Nonaccrual	Total
Commercial and industrial	$7,118,448	$79,525	$110,308	$46,312	$7,354,594
Commercial real estate - owner occupied	866,193	25,115	19,889	67	911,265
Commercial and business lending	7,984,641	104,641	130,197	46,380	8,265,858
Commercial real estate - investor	3,620,785	139,873	29,449	4,409	3,794,517
Real estate construction	1,420,374	33	—	493	1,420,900
Commercial real estate lending	5,041,159	139,906	29,449	4,902	5,215,417
Total commercial	13,025,800	244,547	159,646	51,282	13,481,275
Residential mortgage	8,077,122	563	1,451	57,844	8,136,980
Home equity	841,757	1,164	—	9,104	852,025
Other consumer	350,260	748	—	152	351,159
Total consumer	9,269,139	2,475	1,451	67,099	9,340,164
Total loans(a)	$22,294,939	$247,022	$161,097	$118,380	$22,821,440
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
For commercial loans, management has determined the pass credit quality indicator to include credits that exhibit acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected. Lastly, management considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. Management has determined that commercial and consumer loan relationships in nonaccrual status or those with their terms restructured in a troubled debt restructuring meet this impaired loan definition. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at December 31, 2019:

($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual(a)	Total
Commercial and industrial	$7,307,118	$576	$245	$342	$46,312	$7,354,594
Commercial real estate - owner occupied	909,828	1,369	—	—	67	911,265
Commercial and business lending	8,216,947	1,945	245	342	46,380	8,265,858
Commercial real estate - investor	3,788,296	1,812	—	—	4,409	3,794,517
Real estate construction	1,420,310	64	33	—	493	1,420,900
Commercial real estate lending	5,208,606	1,876	33	—	4,902	5,215,417
Total commercial	13,425,552	3,821	278	342	51,282	13,481,275
Residential mortgage	8,069,863	8,749	525	—	57,844	8,136,980
Home equity	837,274	4,483	1,164	—	9,104	852,025
Other consumer	347,007	1,135	949	1,917	152	351,159
Total consumer	9,254,144	14,366	2,638	1,917	67,099	9,340,164
Total loans(b)	$22,679,696	$18,188	$2,916	$2,259	$118,380	$22,821,440
(a) Of the total nonaccrual loans, $48 million, or 41%, were current with respect to payment at December 31, 2019.
(b) During the third quarter of 2019, the Corporation sold approximately $240 million of portfolio mortgages. In addition, the Corporation sold $33 million of residential mortgages and home equity loans, of which $21 million were accruing current loans, $12 million were nonaccrual loans, and approximately $200,000 were 30-89 days past due accruing loans.
The following table presents loans by past due status at December 31, 2018:

($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due and Still Accruing	Nonaccrual(a)	Total
Commercial and industrial	$7,356,187	$187	$338	$311	$41,021	$7,398,044
Commercial real estate - owner occupied	913,787	2,580	119	—	3,957	920,443
Commercial and business lending	8,269,974	2,767	457	311	44,978	8,318,487
Commercial real estate - investor	3,745,835	2,954	813	—	1,952	3,751,554
Real estate construction	1,333,722	330	—	—	979	1,335,031
Commercial real estate lending	5,079,557	3,284	813	—	2,931	5,086,585
Total commercial	13,349,531	6,051	1,270	311	47,909	13,405,072
Residential mortgage	8,200,432	9,272	434	—	67,574	8,277,712
Home equity	876,085	4,826	1,223	—	12,339	894,473
Other consumer	358,970	1,401	868	1,853	79	363,171
Total consumer	9,435,487	15,499	2,525	1,853	79,992	9,535,357
Total loans	$22,785,019	$21,550	$3,795	$2,165	$127,901	$22,940,429
(a) Of the total nonaccrual loans, $74 million, or 58%, were current with respect to payment at December 31, 2018.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $2 million of purchased credit-impaired loans, at December 31, 2019:

($ in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with a related allowance
Commercial and industrial	$47,249	$63,346	$12,010	$45,290	$1,832
Commercial real estate - owner occupied	1,676	1,682	19	1,774	88
Commercial and business lending	48,924	65,028	12,029	47,064	1,919
Commercial real estate - investor	928	2,104	15	950	15
Real estate construction	477	559	67	494	30
Commercial real estate lending	1,405	2,663	82	1,445	45
Total commercial	50,329	67,691	12,111	48,509	1,965
Residential mortgage	21,450	22,625	2,740	23,721	856
Home equity	3,076	3,468	1,190	3,756	191
Other consumer	1,247	1,249	125	1,250	1
Total consumer	25,773	27,342	4,055	28,726	1,047
Total loans	$76,102	$95,033	$16,165	$77,235	$3,012
Loans with no related allowance
Commercial and industrial	$14,787	$33,438	$—	$20,502	$63
Commercial real estate - owner occupied	—	—	—	—	—
Commercial and business lending	14,787	33,438	—	20,502	63
Commercial real estate - investor	3,705	3,705	—	3,980	159
Real estate construction	—	—	—	—	—
Commercial real estate lending	3,705	3,705	—	3,980	159
Total commercial	18,491	37,142	—	24,482	222
Residential mortgage	14,104	14,461	—	10,962	373
Home equity	1,346	1,383	—	1,017	21
Other consumer	—	—	—	—	—
Total consumer	15,450	15,845	—	11,979	394
Total loans	$33,941	$52,987	$—	$36,462	$616
Total
Commercial and industrial	$62,035	$96,784	$12,010	$65,792	$1,895
Commercial real estate - owner occupied	1,676	1,682	19	1,774	88
Commercial and business lending	63,711	98,466	12,029	67,566	1,982
Commercial real estate - investor	4,633	5,808	15	4,931	174
Real estate construction	477	559	67	494	30
Commercial real estate lending	5,110	6,367	82	5,425	204
Total commercial	68,820	104,833	12,111	72,991	2,186
Residential mortgage	35,554	37,087	2,740	34,683	1,229
Home equity	4,422	4,851	1,190	4,773	211
Other consumer	1,247	1,249	125	1,250	1
Total consumer	41,223	43,187	4,055	40,706	1,441
Total loans(a)	$110,043	$148,020	$16,165	$113,697	$3,628
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 63% of the unpaid principal balance at December 31, 2019.

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
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	December 31, 2019		December 31, 2018		December 31, 2017
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$16,678	$7,376	$25,478	$249	$30,047	$1,776
Commercial real estate - owner occupied	1,676	—	2,080	—	3,989	—
Commercial real estate - investor	293	—	799	933	14,389	—
Real estate construction	298	179	311	198	310	157
Residential mortgage	3,955	13,035	16,036	22,279	17,068	18,991
Home equity	1,896	1,904	7,385	2,627	7,705	2,537
Other consumer	1,246	1	1,174	6	1,110	25
Total restructured loans(b)	$26,041	$22,494	$53,263	$26,292	$74,618	$23,486
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) During the third quarter of 2019, the Corporation sold $21 million of performing restructured loans, of which $18 million were residential mortgages and $3 million were home equity loans. In addition, the Corporation sold $7 million of nonaccrual restructured residential mortgage loans during the third quarter of 2019.
The Corporation had a recorded investment of approximately $16 million in loans modified in troubled debt restructurings for the year ended December 31, 2019, of which approximately $3 million were in accrual status and $13 million were in nonaccrual pending a sustained period of repayment. As of December 31, 2019 there was approximately $3 million of commitments to lend additional funds to borrowers with restructured loans. The following table provides the number of loans modified in a troubled debt restructuring by loan portfolio, the recorded investment, and unpaid principal balance:

	Years Ended December 31,
	2019			2018			2017
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	6	$7,588	$7,703	5	$1,315	$1,330	8	$3,991	$6,339
Commercial real estate - owner occupied	—	—	—	—	—	—	2	690	690
Commercial real estate - investor	—	—	—	2	1,393	1,472	—	—	—
Real estate construction	1	77	77	1	78	80	—	—	—
Residential mortgage	53	7,436	7,517	41	6,977	7,210	45	4,238	4,364
Home equity	24	831	845	34	1,649	1,681	22	507	507
Other consumer	1	8	8	3	17	19	—	—	—
Total	85	$15,940	$16,150	86	$11,429	$11,792	77	$9,426	$11,900
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2019, restructured loan modifications of commercial and industrial, commercial real estate, and real estate construction loans primarily included maturity date extensions, interest rate concessions, payment schedule modifications, or a combination of these concessions. Restructured loan modifications of home equity and residential mortgage loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.

The following table provides the number of loans modified in a troubled debt restructuring during the previous twelve months which subsequently defaulted during the year ended December 31, 2019, 2018, and 2017, respectively, as well as the recorded investment in these restructured loans as of December 31, 2019, 2018, and 2017, respectively:

	Years Ended December 31,
	2019		2018		2017
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	3	$—	2	$—
Commercial real estate — investor	1	461	—	—	—	—
Residential mortgage	38	5,630	20	3,553	36	3,137
Home equity	27	868	32	1,688	27	735
Other consumer	—	—	—	—	1	7
Total	66	$6,959	55	$5,241	66	$3,879
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
A summary of the changes in the allowance for loan losses by portfolio segment for the year ended December 31, 2019, is as follows:

($ in Thousands)	Commercial and industrial	Commercial real estate - owner occupied	Commercial real estate - investor	Real estate construction	Residential mortgage	Home equity	Other consumer	Total
December 31, 2018	$108,835	$9,255	$40,844	$28,240	$25,595	$19,266	$5,988	$238,023
Charge offs	(63,315)	(222)	—	(60)	(3,322)	(1,846)	(5,548)	(74,313)
Recoveries	11,875	2,795	31	302	692	2,599	868	19,161
Net charge offs	(51,441)	2,573	31	243	(2,630)	753	(4,681)	(55,152)
Provision for loan losses	33,738	(1,543)	(361)	(3,568)	(6,005)	(9,093)	5,332	18,500
December 31, 2019	$91,133	$10,284	$40,514	$24,915	$16,960	$10,926	$6,639	$201,371
Allowance for loan losses
Individually evaluated for impairment	$12,010	$19	$15	$67	$2,740	$1,190	$125	$16,165
Collectively evaluated for impairment	79,123	10,265	40,498	24,848	14,220	9,737	6,514	185,205
Total allowance for loan losses	$91,133	$10,284	$40,514	$24,915	$16,960	$10,926	$6,639	$201,371
Loans
Individually evaluated for impairment	$62,035	$1,676	$4,633	$477	$35,554	$4,422	$1,247	$110,043
Collectively evaluated for impairment	7,292,217	909,010	3,789,755	1,420,416	8,100,958	847,577	349,912	22,709,845
Acquired and accounted for under ASC 310-30(a)	342	579	129	7	469	26	—	1,552
Total loans	$7,354,594	$911,265	$3,794,517	$1,420,900	$8,136,980	$852,025	$351,159	$22,821,440
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
The following table provides a summary of the changes in allowance for loan losses in the Corporation's oil and gas portfolio at December 31, 2019 and December 31, 2018:

	Years Ended December 31,
($ in Millions)	2019	2018
Balance at beginning of period	$12	$27
Charge offs	(50)	(24)
Recoveries	5	6
Net Charge offs	(44)	(17)
Provision for loan losses	45	2
Balance at end of period	$12	$12
Allowance for loan losses
Individually evaluated for impairment	$3	$—
Collectively evaluated for impairment	9	12
Total allowance for loan losses	$12	$12
Oil & Gas Allowance for loan losses to Total Oil & Gas Loans	2.56%	1.62%
Loans
Individually evaluated for impairment	$23	$22
Collectively evaluated for impairment	460	725
Total loans	$484	$747

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

	Years Ended December 31,
($ in Thousands)	2019	2018	2017
Allowance for Unfunded Commitments
Balance at beginning of period	$24,336	$24,400	$25,400
Provision for unfunded commitments	(2,500)	(2,500)	(1,000)
Amount recorded at acquisition	70	2,436	—
Balance at end of period	$21,907	$24,336	$24,400
Loans Acquired in Acquisition
Loans acquired in a business combination are recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan and lease losses. Acquired loans are segregated into two types:
•Performing loans are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.
•Nonperforming loans are accounted for in accordance with ASC Topic 310-30 as they display significant credit deterioration since origination.
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
Changes in the accretable yield for loans acquired and accounted for under ASC Topic 310-30 were as follows for the years ended December 31, 2019, and 2018 respectively:

($ in Thousands)	Year Ended December 31, 2019	Year Ended December 31, 2018
Changes in Accretable Yield
Balance at beginning of period	$1,482	$—
Purchases	—	4,853
Accretion	(940)	(4,954)
Net reclassification from non-accretable yield	23	1,605
Other(a)	—	(22)
Balance at end of period	$568	$1,482
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
At December 31, 2019, the Corporation had a total of approximately $12 million in net unaccreted purchase discount, of which approximately $12 million was related to performing loans and less than $1 million was related to the Corporation's purchased credit-impaired loans. At December 31, 2018, the Corporation had a total of approximately $20 million in net unaccreted purchase discount, of which approximately $18 million was related to performing loans and approximately $2 million was related to the Corporation's purchased credit-impaired loans.

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
The Corporation conducted its most recent annual impairment testing in May 2019, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There were no events since the May 2019 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2019, 2018, or 2017.
The Corporation had goodwill of $1.2 billion at both December 31, 2019 and 2018. Goodwill increased $7 million in 2019, due to the Huntington branch acquisition. During 2018, goodwill increased $175 million related to the Bank Mutual acquisition, $10 million related to the acquisition of Diversified, and $7 million related to the acquisition of Anderson. See Note 2 for additional information on the Corporation's acquisitions.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and MSRs. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	2019	2018	2017
Core deposit intangibles
Gross carrying amount	$80,730	$58,100	$4,385
Accumulated amortization	(12,456)	(5,326)	(4,385)
Net book value	$68,274	$52,774	$—
Additions during the period	$22,630	$58,100	$—
Amortization during the year	$7,130	$5,326	$112
Other intangibles
Gross carrying amount	$44,887	$44,931	$34,572
Reductions due to sale	(217)	(43)	—
Accumulated amortization	(24,643)	(21,825)	(18,992)
Net book value	$20,027	$23,062	$15,580
Additions during the period	$—	$10,359	$2,162
Amortization during the year	$2,818	$2,833	$1,847
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSRs are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. See Note 1 for the Corporation’s accounting policy for MSRs. See Note 16 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 18 which further discusses fair value measurement relative to the MSRs asset.

A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	2019	2018	2017
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$68,433	$59,168	$62,085
Additions from acquisition	—	8,136	—
Additions	11,606	10,722	7,167
Amortization	(12,432)	(9,594)	(10,084)
Mortgage servicing rights at end of year	$67,607	$68,433	$59,168
Valuation allowance at beginning of year	(239)	(784)	(609)
(Additions) recoveries, net	(63)	545	(175)
Valuation allowance at end of year	(302)	(239)	(784)
Mortgage servicing rights, net	$67,306	$68,193	$58,384
Fair value of mortgage servicing rights	$72,532	$81,012	$64,387
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,484,977	$8,600,983	$7,646,846
Mortgage servicing rights, net to servicing portfolio	0.79%	0.79%	0.76%
Mortgage servicing rights expense(a)	$12,494	$9,049	$10,259
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2019. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
Year ending December 31,
2020	$8,073	$2,681	$10,628
2021	8,073	2,656	11,481
2022	8,073	2,633	9,576
2023	8,073	2,614	7,967
2024	8,073	2,594	6,621
Beyond 2024	27,909	6,850	21,336
Total Estimated Amortization Expense	$68,274	$20,027	$67,607
Note 6 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31 is as follows:

		2019			2018
($ in Thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$69,649	$—	$69,649	$67,737
Land improvements	3 – 15 years	17,868	8,513	9,355	7,212
Buildings and improvements	5 – 39 years	394,191	163,833	230,358	212,536
Computers	3 – 5 years	47,291	34,049	13,242	12,392
Furniture, fixtures and other equipment	3 – 15 years	176,023	122,681	53,342	49,891
Operating leases	—	53,982	8,602	$45,381	$—
Leasehold improvements	3 – 15 years	36,842	22,884	13,958	13,457
Total premises and equipment		$795,846	$360,562	$435,284	$363,225
Depreciation and amortization of premises and equipment totaled $34 million for both 2019 and 2018, and totaled $32 million in 2017.

During 2019, the Corporation acquired properties as a result of the Huntington branch acquisition which resulted in an increase in the net book value of buildings and improvements from 2018.
On January 1, 2019, the Corporation adopted ASU 2016-02 using a modified retrospective approach which required operating leases to be capitalized on the consolidated balance sheets. This resulted in a right-of-use asset of $45 million at December 31, 2019 compared to zero at December 31, 2018. See Note 7 for additional information on operating leases.
Note 7 Leases

The Corporation has operating leases for retail and corporate offices, land, and equipment. The Corporation also has a finance lease for land.

These leases have original terms of 1 year or longer with remaining maturities up to 43 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.

The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.

Operating and finance lease costs and cash flows resulting from these leases are presented below:

($ in Thousands)	Twelve Months Ended December 31, 2019
Operating Lease Costs	$11,006
Finance Lease Costs	36
Operating Lease Cash Flows	11,305
Finance Lease Cash Flows	35
The lease classifications on the consolidated balance sheets were as follows:

	December 31, 2019
($ in Thousands)	Amount	Consolidated Balance Sheets Category
Operating lease right-of-use asset	$45,381	Premises and equipment
Finance lease right-of-use asset	2,188	Other assets
Operating lease liability	49,292	Accrued expenses and other liabilities
Finance lease liability	2,209	Other long-term funding
The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	December 31, 2019
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$46	0.83	2.72%
Retail and corporate offices	48,940	6.49	3.34%
Land	6,594	9.57	3.21%
Total operating leases	$55,580	6.83	3.32%
Finance leases
Land	$4,827	39.67	3.99%
Total finance leases	$4,827	39.67	3.99%

Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Twelve Months Ending December 31, 2020	$10,662	$85	$10,747
2021	10,136	85	10,221
2022	7,854	85	7,939
2023	5,625	85	5,710
2024	4,988	88	5,076
Beyond 2024	16,316	4,398	20,714
Total lease payments	$55,580	$4,827	$60,407
Less: interest	6,288	2,617	8,905
Present value of lease payments	$49,292	$2,209	$51,501
As of December 31, 2019, additional operating leases, primarily retail and corporate offices, that had not yet commenced at December 31, 2019 total $16 million. In addition, finance leases that had not yet commenced at December 31, 2019 total $2 million. These leases will commence between January 2020 and July 2023 with lease terms of 3 years to 6 years.
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

($ in Thousands)	Payments	Receipts
2020	$9,876	$3,189
2021	9,976	2,903
2022	7,822	2,127
2023	5,977	1,723
2024	5,315	1,583
Thereafter	21,393	8,081
Total	$60,359	$19,606
Total rental expense under leases, net of lease income, totaled $5 million in 2019, $10 million in 2018, and $6 million in 2017, respectively.
Practical Expedients
The Corporation elected several practical expedients made available by the FASB. Due to materiality, the Corporation elected not to restate comparative periods upon adoption of the new guidance. In addition, the Corporation elected the package of practical expedients whereby the Corporation did not reassess (i) whether existing contracts are, or contain, leases and (ii) lease classification for existing leases. Lastly, the Corporation elected not to separate lease and non-lease components in determining the consideration in the lease agreement.
Note 8 Deposits
The distribution of deposits at December 31 is as follows:

($ in Thousands)	2019	2018
Noninterest-bearing demand	$5,450,709	$5,698,530
Savings	2,735,036	2,012,841
Interest-bearing demand	5,329,717	5,336,952
Money market	7,640,798	9,033,669
Brokered CDs	5,964	192,234
Other time	2,616,839	2,623,167
Total deposits	$23,779,064	$24,897,393
Time deposits of $100,000 or more were $1.3 billion and $1.4 billion for December 31, 2019 and 2018, respectively. Time deposits of $250,000 or more were $861 million and $924 million at December 31, 2019 and 2018, respectively.

Aggregate annual maturities of all time deposits at December 31, 2019, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)
2020	$1,947,004
2021	477,780
2022	97,141
2023	55,028
2024	45,510
Thereafter	340
Total	$2,622,803

Note 9 Short- and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

($ in Thousands)	December 31, 2019	December 31, 2018
Short-Term Funding
Federal funds purchased	$362,000	$19,710
Securities sold under agreements to repurchase	71,097	91,941
Federal funds purchased and securities sold under agreements to repurchase	433,097	111,651
Commercial paper	32,016	45,423
Total short-term funding	$465,113	$157,074
Long-Term Funding
Corporation senior notes, at par, due 2019	$—	$250,000
Bank senior notes, at par, due 2021	300,000	300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Finance leases	2,209	—
Capitalized costs	(2,866)	(4,389)
Total long-term funding	549,343	795,611
Total short and long-term funding, excluding FHLB advances	$1,014,456	$952,685
FHLB Advances
Short-term FHLB advances	$520,000	$900,000
Long-term FHLB advances	2,660,967	2,674,371
Total FHLB advances	$3,180,967	$3,574,371
Total short and long-term funding	$4,195,422	$4,527,056

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

The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of December 31, 2019, the Corporation pledged agency mortgage-related securities with a fair value of $153 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.

The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of December 31, 2019 and December 31, 2018 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2019
Repurchase agreements
Agency mortgage-related securities	$71,097	$—	$—	$—	$71,097
Total	$71,097	$—	$—	$—	$71,097
December 31, 2018
Repurchase agreements
Agency mortgage-related securities	$91,941	$—	$—	$—	$91,941
Total	$91,941	$—	$—	$—	$91,941
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
Finance Leases
The Corporation entered into a 40-year land lease, maturing August 2059, with an option to purchase in August 2022. The finance lease has a fixed interest rate of 3.99%.
FHLB Advances
At December 31, 2019, the Corporation had $3.2 billion of FHLB advances, down $393 million from December 31, 2018.
As of December 31, 2019, the Corporation had $1.5 billion of putable FHLB advances with a one-time option where the FHLB can call the advance prior to the contractual maturity. The contractual weighted average life to the put date of these advances was 0.27 years, with each of the options set to expire in 2020. The weighted average life to contractual maturity on these advances was 5.66 years, with those dates ranging from 2023 through 2028. As of December 31, 2019, due to the lower rate environment, it is probable that none of these advances will be called by the FHLB and will extend to their final maturities.
Under agreements with the Federal Home Loan Bank of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and commercial real estate). At December 31, 2019, the Corporation had $9.6 billion of total collateral capacity, primarily supported by residential mortgage and home equity loans.

The original contractual maturity or next put date of the Corporation's FHLB advances as of December 31, 2019 and December 31, 2018 are presented in the following table:

	December 31, 2019		December 31, 2018
($ in Thousands)	Amount	Weighted Average Contractual Coupon Rate	Amount	Weighted Average Contractual Coupon Rate
Maturity or put date 1 year or less	$2,055,056	2.19%	$2,262,584	2.06%
After 1 but within 2	14,099	2.95%	1,285,039	2.39%
After 2 but within 3	504,154	2.12%	14,393	2.98%
After 3 years	607,657	2.29%	12,354	4.55%
FHLB advances and overall rate	$3,180,967	2.20%	$3,574,371	2.19%
The table below summarizes the maturities of the Corporation’s long-term funding, including long-term FHLB advances, at December 31, 2019:

Year	($ in Thousands)
2020	$85,095
2021	312,700
2022	504,193
2023	202,572
2024	250,673
Thereafter	1,855,075
Total long-term funding	$3,210,310
Note 10 Stockholders' Equity
Preferred Equity: In June 2015, the Corporation issued 2.6 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share. Dividends on the Series C Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 6.125%. Shares of the Series C Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series C Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series C Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on June 15, 2020, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series C Preferred Stock does not have any voting rights.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Corporation's Series C Preferred Stock. As of December 31, 2019, $10 million remained available under this repurchase authorization.
In September 2016, the Corporation issued 4.0 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share. Dividends on the Series D Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 5.375%. Shares of the Series D Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series D Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series D Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on September 15, 2021, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series D Preferred Stock does not have any voting rights.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock. As of December 31, 2019, $14 million remained available under this repurchase authorization.

In September 2018, the Corporation issued 4.0 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share. Dividends on the Series E Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 5.875%. Shares of the Series E Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series E Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series E Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on December 15, 2023, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.
Subsidiary Equity: At December 31, 2019, subsidiary equity equaled $3.9 billion. See Note 19 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: In 2019, the Board of Directors approved additional authorizations for the repurchase of up to $250 million of the Corporation’s common stock. During the year, the Corporation repurchased 8.2 million shares for $177 million (or an average cost per common share of $21.62).

During 2018, the Board of Directors authorized the repurchase of up to $300 million of the Corporation’s common stock. Under 2018 authorizations, and the remaining $51 million available under the 2015 authorization, the Corporation repurchased 9.5 million shares for $240 million (or an average cost per common share of $25.29).
The Corporation also repurchased shares in satisfaction of minimum tax withholding obligations in connection with settlements of equity compensation totaling approximately $9 million (397,969 shares at an average cost per common share of $21.59) during 2019 compared to approximately $7 million (292,070 shares at an average cost per common share of $24.47) during 2018.
As of December 31, 2019, approximately $184 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 22 for a summary of the components of accumulated other comprehensive income (loss).

Note 11 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2017, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2017 Incentive Compensation Plan. All remaining shares available for grant under the 2013 Incentive Compensation Plan were rolled into the 2017 Plan. As of December 31, 2019, approximately 7.6 million shares remained available for grant under the 2017 Plan.
Under the 2017 Plan, options are generally exercisable up to ten years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over four years.
The Corporation also issues restricted stock awards under the 2017 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three years or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards vest over a performance period of three years and service-based restricted stock awards vest ratably over four years.

The 2017 Plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of retirement eligible colleagues. See Note 1 for the Corporation’s accounting policy for stock based compensation.
Accounting for Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For retirement eligible colleagues, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
Performance awards are based on performance goals of earnings per share and total shareholder return with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2019, 2018, and 2017:

	2019	2018	2017
Dividend yield	3.30%	2.50%	2.00%
Risk-free interest rate	2.60%	2.60%	2.00%
Weighted average expected volatility	24.00%	22.00%	25.00%
Weighted average expected life	5.75 years	5.75 years	5.5 years
Weighted average per share fair value of options	$4.00	$4.47	$5.30
A summary of the Corporation’s stock option activity for the year ended December 31, 2019 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2018	5,281	$19.09	6.18 years	$12,392
Granted	1,050	22.77
Exercised	(674)	15.75
Forfeited or expired	(114)	22.42
Outstanding at December 31, 2019	5,543	$20.13	6.25 years	$16,043
Options exercisable at December 31, 2019	3,360	$18.22	4.95 years	$14,980
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2019, 2018, and 2017 the intrinsic value of stock options exercised was $4 million, $10 million, and $13 million, respectively. The total fair value of stock options that vested was $3 million for the year ended December 31, 2019 and $4 million for both of the years ended December 31, 2018 and 2017.
For the years ended December 31, 2019, 2018, and 2017, the Corporation recognized compensation expense of $4 million for each of the three years, for the vesting of stock options. Included in compensation expense for 2019 was $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At December 31, 2019, the Corporation had $4 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter 2023.

The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2019:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	1,993	$21.92
Granted	1,180	22.20
Vested	(710)	20.61
Forfeited	(69)	23.84
Outstanding at December 31, 2019	2,393	$22.39
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Expense for restricted stock awards of approximately $21 million was recorded for year ended December 31, 2019, $13 million for the year ended December 31, 2018 and $18 million for the year ended December 31, 2017. Included in compensation expense for 2019 was approximately $4 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $20 million of unrecognized compensation costs related to restricted stock awards at December 31, 2019, that is expected to be recognized over the remaining requisite service periods that extend predominantly through first quarter 2023. The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards.

As described in Note 10, of the notes to consolidated financial statements, the Board of Directors has authorized management to repurchase shares of the Corporation’s common stock each quarter in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and the receipt of any necessary regulatory approvals. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Note 12 Retirement Plans
The Corporation has a noncontributory defined benefit retirement plan, the RAP, covering substantially all employees who meet participation requirements. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.
Bank Mutual was acquired on February 1, 2018. The Bank Mutual Pension Plan was merged into the RAP on December 31, 2018. Bank Mutual's Postretirement Plan was merged into the Corporation's Postretirement Plan during the first quarter of 2018. The reported figures in 2018 for both the RAP and Postretirement Plan only include 11 months of Bank Mutual expense due to the timing of the Bank Mutual acquisition.
The Huntington branch acquisition closed on June 14, 2019, and the employees gained as a result of the transaction became eligible to participate in the RAP on the same date, with their vesting service credit based on their prior hours of service with Huntington. See Note 2 for additional information on the Huntington branch acquisition.

The funded status and amounts recognized in the 2019 and 2018 consolidated balance sheets, as measured on December 31, 2019 and 2018, respectively, for the RAP and Postretirement Plan were as follows:

	RAP	Postretirement Plan	RAP	Bank Mutual Pension	Postretirement Plan
($ in Thousands)	2019	2019	2018	2018	2018
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$390,564	$—	$331,609	N/A	$—
Fair value of Bank Mutual plan assets at February 1, 2018	N/A	—	N/A	59,445	—
Actual return on plan assets	67,377	—	(14,609)	(1,665)	—
Employer contributions	—	270	4,340	37,537	292
Gross benefits paid	(15,907)	(270)	(10,582)	(15,513)	(292)
Bank Mutual plan assets transferred at December 31, 2018	N/A	—	79,805	(79,805)	—
Fair value of plan assets at end of year(a)	$442,034	$—	$390,564	$—	$—
Change in Benefit Obligation
Net benefit obligation at beginning of year	$233,658	$2,523	$186,423	N/A	$2,478
Net Bank Mutual benefit obligation at February 1, 2018	N/A	—	N/A	66,364	576
Service cost	7,263	—	7,540	—	—
Interest cost	9,752	104	6,727	2,398	108
Actuarial (gain) loss	25,810	188	(8,000)	(1,701)	(347)
Gross benefits paid	(15,907)	(270)	(10,582)	(2,644)	(292)
Lump sums paid	—	—	—	(12,868)	—
Bank Mutual benefit obligations transferred at December 31, 2018	N/A	—	$51,549	(51,549)	—
Net benefit obligation at end of year(a)	$260,576	$2,545	$233,658	$—	$2,523
Funded (unfunded) status	$181,458	$(2,545)	$156,906	$—	$(2,523)
Noncurrent assets	$181,458	$—	$156,906	$—	$—
Current liabilities	—	(214)	—	—	(219)
Noncurrent liabilities	—	(2,330)	—	—	(2,304)
Asset (Liability) Recognized on the Consolidated Balance Sheets	$181,458	$(2,545)	$156,906	$—	$(2,523)
(a) The fair value of the plan assets represented 170% and 167% of the net benefit obligation of the pension plan at December 31, 2019 and 2018, respectively.
Amounts recognized in accumulated other comprehensive (income) loss, net of tax, as of December 31, 2019 and 2018 follow:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2019	2019	2018	2018
Prior service cost	$(249)	$(533)	$(303)	$(588)
Net actuarial loss	37,075	126	50,238	(17)
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive (income) loss	$36,827	$(406)	$49,935	$(605)
Other changes in plan assets and benefit obligations recognized in OCI, net of tax, in 2019 and 2018 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2019	2019	2018	2018
Net actuarial gain (loss)	$17,235	$(188)	$(28,959)	$347
Amortization of prior service cost	(73)	(75)	(73)	(75)
Amortization of actuarial loss (gain)	480	(4)	2,195	8
Adjustment for adoption of ASU 2018-02	—	—	(5,235)	—
Income tax (expense) benefit	(4,532)	67	6,838	(71)
Total Recognized in OCI	$13,109	$(200)	$(25,234)	$209

The components of net pension cost for the RAP for 2019, 2018, and 2017 were as follows:

($ in Thousands)	2019	2018	2017
Service cost	$7,263	$7,540	$6,955
Interest cost	9,752	9,125	7,121
Expected return on plan assets	(24,332)	(23,195)	(19,646)
Amortization of prior service cost	(73)	(73)	(73)
Amortization of actuarial loss (gain)	480	2,195	2,278
Recognized settlement loss (gain)	—	809	—
Total net periodic pension cost	$(6,910)	$(3,600)	$(3,365)
The components of net periodic benefit cost for the Postretirement Plan for 2019, 2018, and 2017 were as follows:

($ in Thousands)	2019	2018	2017
Interest cost	$104	$108	$101
Amortization of prior service cost	(75)	(75)	(75)
Amortization of actuarial loss (gain)	(4)	8	4
Total net periodic benefit cost	$25	$41	$30
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
As of December 31, 2019, the estimated actuarial losses and prior service cost that will be amortized during 2020 from accumulated other comprehensive income into net periodic pension cost for the RAP includes expense of $3 million for actuarial losses and income of approximately $75,000 for the prior service cost. For the Postretirement Plan, the estimated actuarial losses and prior service cost that will be amortized during 2020 from accumulated other comprehensive income into net periodic benefit cost includes income of approximately $75,000 for the prior service cost while no actuarial gains or losses are expected.

	RAP	Postretirement Plan	RAP	Postretirement Plan
	2019	2019	2018	2018
Weighted average assumptions used to determine benefit obligations
Discount rate	3.20%	3.20%	4.30%	4.30%
Rate of increase in compensation levels	2.00%	N/A	3.00%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate(a)	4.30%	4.30%	3.77%	3.77%
Rate of increase in compensation levels	3.00%	N/A	3.00%	N/A
Expected long-term rate of return on plan assets(b)	6.00%	N/A	5.93%	N/A
(a) Weighted average of the 2018 fiscal year discount rate assumption for the RAP was 3.70% and the Bank Mutual Pension Plan was 4.00%
(b) Weighted average of the 2018 fiscal year expected return on asset assumption for the RAP was 6.00% and the Bank Mutual Pension Plan was 5.50%
The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the RAP’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rates of return for the RAP assets were 18.29% and (3.69)% for 2019 and 2018, respectively.

The RAP’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the RAP is to maximize total return with a tolerance for average risk. The RAP has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, other cash equivalents 0 to 10%, and alternative securities 0 to 15%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the RAP as of the December 31, 2019 and 2018 measurement dates, respectively, by asset category were as follows:

Asset Category	2019	2018
Equity securities	51%	49%
Fixed-income securities	33%	34%
Group annuity contracts	11%	12%
Alternative securities	3%	3%
Other	2%	2%
Total	100%	100%
The RAP assets include cash equivalents, such as money market accounts, mutual funds, common / collective trust funds (which include investments in equity and bond securities), and a group annuity contract. Money market accounts are stated at cost plus accrued interest, mutual funds are valued at quoted market prices, investments in common / collective trust funds are valued at the amount at which units in the funds can be withdrawn, and the group annuity contract is valued at fair value by discounting the related cash flows based on current yields of similar instruments with comparable durations and considering the credit worthiness of the issuer. The group annuity contract was obtained as part of the Bank Mutual Pension Plan that was acquired on February 1, 2018 and merged into the RAP on December 31, 2018.
Based on these inputs, the following table summarizes the fair value of the RAP’s investments as of December 31, 2019 and 2018:

		Fair Value Measurements Using
($ in Thousands)	December 31, 2019	Level 1	Level 2	Level 3
RAP Investments
Money market account	$8,903	$8,903	$—	$—
Common /collective trust funds	155,964	155,964	—	—
Mutual funds	227,112	227,112	—	—
Group annuity contracts	50,055	—	—	50,055
Total RAP Investments	$442,034	$391,979	$—	$50,055

		Fair Value Measurements Using
($ in Thousands)	December 31, 2018	Level 1	Level 2	Level 3
RAP Investments
Money market account	$7,159	$7,159	$—	$—
Common /collective trust funds	138,020	138,020	—	—
Mutual funds	198,120	198,120	—	—
Group annuity contracts	47,265	—	—	47,265
Total RAP Investments	$390,564	$343,299	$—	$47,265
The following presents a summary of the changes in the fair value of the RAP's Level 3 asset during the periods indicated. As noted above, the Corporation's Level 3 asset consists entirely of a group annuity contract issued by a life insurance company.

Fair Value Reconciliation of Level 3 RAP Investments	2019	2018(a)
Fair value of group annuity contract at beginning of period	$47,265	$49,191
Return on plan assets	5,495	565
Benefits paid	(2,704)	(2,491)
Fair value of group annuity contract at end of period	$50,055	$47,265
(a) Period begins on February 1, the date the Corporation acquired the group annuity contract from the Bank Mutual acquisition.

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. The Corporation did not make any contributions to the RAP during 2019. The Corporation made contributions of $38 million to the Bank Mutual Pension Plan and $4 million to the RAP during 2018, with the plans merging on December 31, 2018.
The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the RAP and Postretirement Plan at December 31, 2019, reflecting expected future services, were as follows:

($ in Thousands)	RAP	Postretirement Plan
Estimated future benefit payments
2020	$19,659	$218
2021	19,755	213
2022	20,729	208
2023	20,392	202
2024	20,710	196
2025-2029	91,264	867
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. There are no remaining participants under age 65 in the Postretirement Plan. The actual change in 2019 health care premium rates for post-65 coverage was an increase of 2.00%. The health care trend rate assumption for post-65 coverage is an increase of 5.75% in 2020 with the rate of increase decreasing 0.25% in each succeeding year, to an ultimate rate of 5.00% for 2023 and future years.
A one percentage point change in the assumed health care cost trend rate would have the following effect:

	2019		2018
($ in Thousands)	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
Effect on total of service and interest cost	$7	$(6)	$7	$(6)
Effect on postretirement benefit obligation	$170	$(148)	$164	$(143)
The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $16 million, $16 million, and $14 million in 2019, 2018, and 2017, respectively.

Note 13 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
($ in Thousands)	2019	2018	2017
Current
Federal	$50,560	$20,246	$76,525
State	15,327	12,593	11,576
Total current	65,887	32,839	88,101
Deferred
Federal	14,094	34,941	19,755
State	(261)	12,006	1,647
Total deferred	13,833	46,947	21,402
Total income tax expense	$79,720	$79,786	$109,503

Temporary differences between the amounts reported on the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. Deferred tax assets and liabilities at December 31, 2019 and 2018 were as follows:

($ in Thousands)	2019	2018
Deferred tax assets
Allowance for loan losses	$48,790	$61,143
Allowance for other losses	7,236	8,304
Accrued liabilities	4,005	3,736
Deferred compensation	28,018	24,754
Benefit of tax loss and credit carryforwards	13,444	10,126
Nonaccrual interest	1,299	1,666
Net unrealized losses on available-for-sale securities	—	25,731
Net unrealized losses on pension and postretirement benefits	12,174	16,640
Other	3,495	1,916
Total deferred tax assets	118,461	154,015
Valuation allowance for deferred tax assets	(251)	(251)
Total deferred tax assets after valuation allowance	$118,211	$153,764
Deferred tax liabilities
Prepaid expenses	$62,227	$61,250
Goodwill	21,099	20,178
Mortgage banking activities	17,418	17,428
Deferred loan fee income	12,190	11,892
State deferred taxes	722	518
Lease financing	199	410
Bank premises and equipment	18,348	18,655
Purchase accounting	13,738	12,414
Deferred gains from equity securities and other investments	4,810	—
Net unrealized gains on available-for-sale securities	1,139	—
Other	1,156	684
Total deferred tax liabilities	$153,045	$143,429
Net deferred tax assets (liabilities)	$(34,836)	$10,335
At December 31, 2019 and December 31, 2018, the valuation allowance for deferred tax assets of approximately $251,000 was related to the deferred tax benefit of specific federal tax loss carryforwards of $3 million from a 2017 acquisition. The changes in the valuation allowance related to net operating losses for 2019 and 2018 were as follows:

($ in Thousands)	2019	2018
Valuation allowance for deferred tax assets, beginning of year	$(251)	$(269)
(Increase) decrease in current year	—	18
Valuation allowance for deferred tax assets, end of year	$(251)	$(251)
At December 31, 2019, the Corporation had state net operating loss carryforwards of $106 million (of which $49 million was acquired from various acquisitions) that will begin expiring in 2031. At December 31, 2019, the Corporation had state tax credit carryforwards of $5 million that will begin expiring in 2034.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2019	2018	2017
Federal income tax rate at statutory rate	21.0%	21.0%	35.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(3.3)%	(2.6)%	(4.1)%
State income taxes (net of federal benefit)	3.5%	3.7%	2.9%
Bank owned life insurance	(0.8)%	(0.7)%	(1.7)%
Tax effect of tax credits and benefits, net of related expenses	(0.9)%	(0.7)%	(0.7)%
Tax reserve adjustments / settlements	0.2%	1.5%	(1.2)%
Net tax benefit from stock-based compensation	(0.2)%	(0.5)%	(1.3)%
Tax Act impact on deferred remeasurement	—%	—%	3.5%
Tax planning in response to the Tax Act	—%	(3.6)%	—%
FDIC premium	0.5%	0.9%	—%
Other	(0.4)%	0.3%	(0.1)%
Effective income tax rate	19.6%	19.3%	32.3%

Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2019. If income taxes had been provided, the deferred tax liability would have been approximately $25 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2016 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

($ in Millions)	2019	2018
Balance at beginning of year	$2	$4
Subtractions for tax positions related to prior years	—	—
Subtractions for settlements with tax authorities	—	(3)
Additions for tax positions related to current year	1	1
Balance at end of year	$3	$2
At December 31, 2019 and 2018, the total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $2 million and $1 million, respectively.
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line on the consolidated statements of income. Interest and penalty benefits were negligible at December 31, 2019 and $1 million December 31, 2018. Accrued interest and penalties were negligible at both December 31, 2019 and December 31, 2018. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.

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

The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $57 million of investment securities as collateral at December 31, 2019, and pledged $36 million of investment securities as collateral at December 31, 2018. Cash is often pledged as collateral for interest rate swaps and derivatives that are not centrally cleared. At December 31, 2019, the Corporation posted $14 million cash collateral compared to $1 million at December 31, 2018.
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
Fair Value Hedges of Interest Rate Risk
The Corporation is exposed to changes in the fair value of certain of its pools of prepayable fixed-rate assets due to changes in benchmark interest rates. The Corporation used interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. Interest rate swaps designated as fair value hedges involved the payment of fixed-rate amounts to a counterparty in exchange for the Corporation receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk were recognized in interest income. During the fourth quarter of 2019, the Corporation terminated the outstanding fair value hedges.
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

Written and Purchased Options (Time Deposit)

Historically, the Corporation had entered into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the “Power CD”), which the Corporation ceased offering in September 2013. The Power CD was a time deposit that provided the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Corporation received a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments, which are carried at fair value on the consolidated balance sheets. The last Power CD matured in November 2019.

The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments:

	December 31, 2019				December 31, 2018
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments
Interest rate-related instruments	$—	$—	$—	$—	$—	$—	$500,000	$40
Not designated as hedging instruments
Interest rate-related instruments	3,029,877	77,024	3,029,877	13,073	2,707,204	52,796	2,707,204	52,653
Foreign currency exchange forwards	272,636	4,226	264,653	4,048	117,879	721	69,153	675
Commodity contracts	255,089	20,528	255,165	19,624	331,727	35,426	315,861	34,340
Mortgage banking(a)	255,291	2,527	263,000	710	191,222	2,208	139,984	2,072
Time deposits	—	—	—	—	11,185	109	11,185	109
Total not designated as hedging instruments		104,305		37,455		91,260		89,849
Gross derivatives before netting		$104,305		$37,455		$91,260		$89,889
Less: Legally enforceable master netting agreements		10,410		10,410		5,322		5,322
Less: Cash collateral pledged/received		1,408		11,365		27,593		63
Total derivative instruments, after netting(b)		$92,487		$15,680		$58,345		$84,504
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.
(b) The fair values of derivative assets are included in other assets, while the fair values of derivative liabilities are included in accrued expenses and other liabilities, on the consolidated balance sheets.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustment for fair value hedges:

	Line Item on the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)(b)
($ in Thousands)	December 31, 2019
Loans and investment securities available for sale(a)	$505,371	$5,371
Total	$505,371	$5,371
(a) These amounts include the amortized cost basis of closed portfolios used to designated hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the hedging relationship. At December 31, 2019, the amortized cost basis of the closed portfolios used in these hedging relationships was $893 million; the positive cumulative basis adjustments associated with these hedging relationships was approximately $5 million; and the amounts of the designated hedged items were $500 million which were terminated during the fourth quarter of 2019.
(b) The balance includes $5 million of hedging adjustment on discontinued hedging relationships.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income during the twelve months ended December 31, 2019:

	Location and Amount of Gain or (Loss) Recognized on Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2019		Year Ended December 31, 2018
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded(a)	$(448)	$—	$(1,325)	$—
The effects of fair value and cash flow hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	5,871	—	(502)	—
Derivatives designated as hedging instruments(a)	(6,319)	—	(823)	—
(a) Includes net settlements on the derivatives
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income during the twelve months ended December 31, 2019 and 2018:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Year Ended December 31,
($ in Thousands)		2019	2018
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(1,393)	$(316)
Interest rate lock commitments (mortgage)	Mortgage banking, net	319	670
Forward commitments (mortgage)	Mortgage banking, net	1,362	(1,759)
Foreign currency exchange forwards	Capital market fees, net	132	(110)
Commodity contracts	Capital market fees, net	(1,763)	(314)

Note 15 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)

The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers, commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. The Corporation is party to master netting arrangements with its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest, commodity, and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported on a net basis, net of cash collateral, in other assets and accrued expenses and other liabilities, on the face of the consolidated balance sheets. In the third quarter of 2019, the Corporation elected to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. See the derivatives section within Note 1 for additional information on the change in accounting policy and Note 14 for additional information on the Corporation’s derivative and hedging activities.
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
The following table presents the assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements we have with our commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table:

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Liabilities Offset	Cash Collateral Received			Net Amount
Derivative assets(a)
December 31, 2019	$11,864	$(10,410)	$(1,408)	$45	$—	$45
December 31, 2018	65,596	(5,322)	(27,593)	32,681	(31,837)	843

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Assets Offset	Cash Collateral Pledged			Net Amount
Derivative liabilities(a)
December 31, 2019	$22,189	$(10,410)	$(11,365)	$413	$—	$413
December 31, 2018	22,951	(5,322)	(63)	17,567	(17,551)	16
(a) Includes interest, commodity, and foreign exchange agreements.

Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 14). The following is a summary of lending-related commitments:

($ in Thousands)	2019	2018
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$9,024,412	$8,720,293
Commercial letters of credit(a)	7,081	7,599
Standby letters of credit(c)	277,969	255,904
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at December 31, 2019 and 2018.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.
(c) The Corporation has established a liability of $3 million and $2 million at December 31, 2019 and December 31, 2018, respectively, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The allowance for unfunded commitments totaled $22 million and $24 million at December 31, 2019 and December 31, 2018, respectively, and is included in accrued expenses and other liabilities on the consolidated balance sheets. See Note 1 for the Corporation’s accounting policy on the allowance for unfunded commitments. See Note 4 for additional information on the allowance for unfunded commitments.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at December 31, 2019, was $248 million, compared to $136 million at December 31, 2018, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $19 million, $17 million, and $8 million during the years ended December 31, 2019, 2018, and 2017, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $234 million at December 31, 2019 and $132 million at December 31, 2018.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $123 million and $51 million at December 31, 2019 and 2018, respectively.
During the years ended December 31, 2019 and 2018, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments at December 31, 2019, was $26 million, compared to $25 million at December 31, 2018, included in tax credit and other investments on the consolidated balance sheets.

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
The Corporation does not believe it is presently subject to any legal proceedings the resolution of which would have a material adverse effect on our business, financial condition, operating results, or cash flows.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $2 million for both years ended December 31, 2019 and 2018. The loss reimbursement and settlement claims paid for the years ended December 31, 2019 and 2018, respectively, were negligible. Make whole requests during 2018 and 2019 generally arose from loans sold during the period of January 1, 2012 to December 31, 2018. Since January 1, 2012, loans sold totaled $12.5 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2019, approximately $7.4 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve was approximately $795,000 and $752,000 at December 31, 2019 and 2018, respectively.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2019 and December 31, 2018, there were approximately $39 million and $47 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2019 and December 31, 2018, there were $45 million and $57 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
Note 17 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
Balance Sheets

	December 31,
($ in Thousands)	2019	2018
Assets
Cash and due from banks	$17,427	$16,245
Interest-bearing deposits in other financial institutions	27,186	38,374
Notes and interest receivable from subsidiaries	201,551	453,615
Investments in and receivable due from subsidiaries	3,925,596	3,787,574
Other assets	46,234	47,448
Total assets	$4,217,994	$4,343,256
Liabilities and Stockholders' Equity
Commercial paper	$32,016	$45,423
Senior notes, at par	—	250,000
Subordinated notes, at par	250,000	250,000
Long-term funding capitalized costs	(1,428)	(2,043)
Total long-term funding	248,572	497,957
Accrued expenses and other liabilities	15,282	18,988
Total liabilities	295,870	562,368
Preferred equity	256,716	256,716
Common equity	3,665,407	3,524,171
Total stockholders’ equity	3,922,124	3,780,888
Total liabilities and stockholders’ equity	$4,217,994	$4,343,256

Statements of Income

	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Income
Income from subsidiaries	$341,789	$354,637	$253,485
Interest income on notes receivable from subsidiaries	13,983	12,199	4,175
Other income	761	994	1,763
Total income	356,532	367,830	259,423
Expense
Interest expense on short and long-term funding	16,802	18,355	18,464
Other expense	6,583	11,736	6,927
Total expense	23,384	30,091	25,391
Income before income tax expense	333,148	337,739	234,032
Income tax expense	6,359	4,176	4,768
Net income	326,790	333,562	229,264
Preferred stock dividends	15,202	10,784	9,347
Net income available to common equity	$311,587	$322,779	$219,917

Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$326,790	$333,562	$229,264
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	(21,789)	(18,636)	(40,485)
(Gain) loss on sales of assets, net	—	—	(88)
Net change in other assets and accrued expenses and other liabilities	265	(92,366)	(9,589)
Net cash provided by operating activities	305,266	222,562	179,102
Cash Flows from Investing Activities
Proceeds from sales of investment securities	—	827	2,618
Net (increase) decrease in notes receivable from subsidiaries	250,000	(139,317)	(300,000)
Net (increase) decrease in loans	—	2,210	1,058
Net cash provided by (used in) investing activities	250,000	(136,280)	(296,324)
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	(13,406)	(22,044)	(34,221)
Redemption of Corporation's senior notes	(250,000)	—	—
Proceeds from issuance of common stock for stock-based compensation plans	11,216	18,408	27,619
Proceeds from issuance of preferred stock	—	97,315	—
Purchase of preferred stock	—	(537)	—
Common stock warrants exercised	—	(1)	—
Purchase of common stock returned to authorized but unissued	—	(33,075)	(37,031)
Issuance of treasury stock for acquisition	—	91,296	—
Purchase of treasury stock	(186,076)	(213,598)	(9,290)
Cash dividends on common stock	(111,804)	(105,519)	(76,417)
Cash dividends on preferred stock	(15,202)	(10,784)	(9,347)
Net cash used in financing activities	(565,272)	(178,540)	(138,687)
Net increase (decrease) in cash and cash equivalents	(10,006)	(92,258)	(255,909)
Cash and cash equivalents at beginning of year	54,619	146,877	402,786
Cash and cash equivalents at end of year	$44,613	$54,619	$146,877

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

Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. Since quoted prices for the Corporation's equity securities are readily available in an active market, they are classified within Level 1 of the fair value hierarchy. See Note 3 for additional disclosure regarding the Corporation’s equity securities.
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
Derivative Financial Instruments (Interest Rate-Related Instruments): The Corporation utilizes interest rate swaps to hedge exposure to interest rate risk and variability of fair value related to changes in the underlying interest rate of the hedged item. These hedged interest rate swaps are classified as fair value hedges. During the fourth quarter of 2019, the Corporation terminated the outstanding fair value hedges. See Note 14 for additional disclosure regarding the Corporation's fair value hedges.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2019 and 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Derivative Financial Instruments (Commodity Contracts):  The Corporation enters into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror commodity contracts) with third parties to manage its risk associated with these financial instruments. The valuation of the Corporation’s commodity contracts is determined using quoted prices of the underlying instruments, and also includes a nonperformance / credit risk component (credit valuation adjustment). See Note 14 for additional disclosures regarding the Corporation’s commodity contracts.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as probability of default and loss given default of the underlying loans to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2019 and 2018, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of December 31, 2019 and 2018, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	December 31, 2019	December 31, 2018
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$—	$999
Obligations of state and political subdivisions (municipal securities)	Level 2	546,160	—
Residential mortgage-related securities
FNMA / FHLMC	Level 2	132,660	295,252
GNMA	Level 2	985,139	2,128,531
Private-label	Level 2	—	1,003
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	21,728	—
GNMA	Level 2	1,310,207	1,220,797
FFELP asset-backed securities	Level 2	263,693	297,360
Other debt securities	Level 2	3,000	3,000
Total investment securities available for sale	Level 1	—	999
Total investment securities available for sale	Level 2	3,262,586	3,945,943
Equity securities with readily determinable fair values	Level 1	1,646	1,568
Residential loans held for sale	Level 2	136,280	64,321
Interest rate-related instruments(a)	Level 2	77,024	52,796
Foreign currency exchange forwards(a)	Level 2	4,226	721
Commodity contracts(a)	Level 2	20,528	35,426
Purchased options (time deposit)	Level 2	—	109
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	2,527	2,208
Liabilities
Interest rate-related instruments(a)	Level 2	$13,073	$52,653
Foreign currency exchange forwards(a)	Level 2	4,048	675
Commodity contracts(a)	Level 2	19,624	34,340
Written options (time deposit)	Level 2	—	109
Interest rate products (designated as hedging instruments)	Level 2	—	40
Forward commitments to sell residential mortgage loans	Level 3	710	2,072
(a) Figures presented gross before netting. See Note 14 and Note 15 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the years ended December 31, 2019 and 2018, for financial instruments measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Derivative Financial Instruments
Balance December 31, 2017	$1,225
Total net gains (losses) included in income
Mortgage derivative gain (loss)	(1,085)
Balance December 31, 2018	$140
Total net gains (losses) included in income
Mortgage derivative gain (loss)	1,681
Balance December 31, 2019	$1,817
 For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held For Sale):  The fair value is determined by the change in value from each loan's rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At December 31, 2019, the closing ratio was 86%.
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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2019, the Corporation utilized the following valuation techniques and significant unobservable inputs.
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
Mortgage Servicing Rights:  MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its MSRs. The valuation model incorporates prepayment assumptions to project MSRs cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the MSRs. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for MSRs, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., lower of amortized cost or estimated fair value measured on a nonrecurring basis), not fair value measurement accounting, for its MSRs assets.
The discounted cash flow analyses that generate expected market prices utilize the observable characteristics of the MSRs portfolio, as well as certain unobservable valuation parameters. The significant unobservable inputs used in the fair value measurement of the Corporation’s MSRs are the weighted average constant prepayment rate and weighted average discount rate. Significant increases (decreases) in any of those inputs in isolation could result in a significantly lower (higher) fair value measurement.
These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from Treasury and the Community, Consumer, and Business segment to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Associated Mortgage Risk Management Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third party on an annual basis. See Note 5 for additional disclosure regarding the Corporation’s MSRs.
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
In its determination of the new carrying values upon observable price changes, the Corporation will adjust the prices if deemed necessary to arrive at the Corporation's estimated fair values. Such adjustments may include adjustments to reflect the different rights and obligations of similar securities and other adjustments. See Note 3 for additional disclosure regarding the Corporation’s equity securities without readily determinable fair values.

The following table presents the carrying value of equity securities without readily determinable fair values still held as of December 31, 2019 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of December 31, 2019:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2018	$—
Upward carrying value changes	13,444
Carrying value as of December 31, 2019	$13,444

Cumulative upward carrying value changes between January 1, 2018 and December 31, 2019	$13,444
Cumulative downward carrying value changes between January 1, 2018 and December 31, 2019	$—

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income
December 31, 2019
Assets
Impaired loans(a)	Level 3	$45,792	Provision for credit losses(b)	$(66,172)
OREO(c)	Level 2	3,565	Other noninterest expense	(1,860)
Mortgage servicing rights	Level 3	72,532	Mortgage banking, net	(63)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	13,444

December 31, 2018
Assets
Impaired loans(a)	Level 3	$26,191	Provision for credit losses(b)	$(14,521)
OREO(c)	Level 2	2,200	Other noninterest expense	(1,545)
Mortgage servicing rights	Level 3	81,012	Mortgage banking, net	545
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
The Corporation's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to MSRs and impaired loans.
The table below presents information about these inputs and further discussion is found above:

December 31, 2019	Valuation Technique	Significant Unobservable Input	Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	12%
Impaired loans	Appraisals / Discounted cash flow	Collateral / Discount factor	44%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		December 31, 2019		December 31, 2018
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$373,380	$373,380	$507,187	$507,187
Interest-bearing deposits in other financial institutions	Level 1	207,624	207,624	221,226	221,226
Federal funds sold and securities purchased under agreements to resell	Level 1	7,740	7,740	148,285	148,285
Investment securities held to maturity	Level 1	999	1,018	—	—
Investment securities held to maturity	Level 2	2,204,084	2,275,447	2,740,511	2,710,271
Investment securities available for sale	Level 1	—	—	999	999
Investment securities available for sale	Level 2	3,262,586	3,262,586	3,945,943	3,945,943
Equity securities with readily determinable fair values	Level 1	1,646	1,646	1,568	1,568
Equity securities without readily determinable fair values	Level 3	13,444	13,444	—	—
FHLB and Federal Reserve Bank stocks	Level 2	227,347	227,347	250,534	250,534
Residential loans held for sale	Level 2	136,280	136,280	64,321	64,321
Commercial loans held for sale	Level 2	15,000	15,000	14,943	14,943
Loans, net	Level 3	22,620,068	22,399,621	22,702,406	22,317,395
Bank and corporate owned life insurance	Level 2	671,948	671,948	663,203	663,203
Derivatives (other assets)(a)	Level 2	101,778	101,778	89,052	89,052
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	2,527	2,527	2,208	2,208
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$21,156,261	$21,156,261	$22,081,992	$22,081,992
Brokered CDs and other time deposits(b)	Level 2	2,622,803	2,622,803	2,815,401	2,815,401
Short-term funding(c)	Level 2	465,113	465,113	157,074	157,074
Long-term funding	Level 2	549,343	588,774	795,611	826,612
FHLB advances	Level 2	3,180,967	3,207,793	3,574,371	3,565,572
Standby letters of credit(d)	Level 2	2,710	2,710	2,482	2,482
Derivatives (accrued expenses and other liabilities)(a)	Level 2	36,745	36,745	87,817	87,817
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	710	710	2,072	2,072
(a) Figures presented gross before netting. See Note 14 and Note 15 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The carrying amount is a reasonable estimate of fair value for existing short-term funding.
(d) The commitment on standby letters of credit was $278 million and $256 million at December 31, 2019 and 2018, respectively. See Note 16 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
Note 19 Regulatory Matters
Restrictions on Cash and Due From Banks
The Corporation’s bank subsidiary is required to maintain certain vault cash and reserve balances with the Federal Reserve Bank to meet specific reserve requirements. These requirements approximated $189 million at December 31, 2019.
Regulatory Capital Requirements
The Corporation and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-

balance sheet items as calculated under regulatory accounting practices. The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Common equity Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2019 and 2018, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.
As of December 31, 2019 and 2018, the most recent notifications from the OCC and the FDIC categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2019 or 2018.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions(b)
($ in Thousands)	Amount	Ratio(a)	Amount	Ratio(a)		Amount	Ratio(a)
As of December 31 , 2019
Associated Banc-Corp
Total capital	$3,208,625	13.21%	$1,943,711	≥	8.00%
Tier 1 capital	2,736,776	11.26%	1,457,783	≥	6.00%
Common equity Tier 1 capital	2,480,698	10.21%	1,093,337	≥	4.50%
Leverage	2,736,776	8.83%	1,239,431	≥	4.00%
Associated Bank, N.A.
Total capital	$2,892,650	11.95%	$1,936,732	≥	8.00%	$2,420,915	≥	10.00%
Tier 1 capital	2,669,372	11.03%	1,452,549	≥	6.00%	1,936,732	≥	8.00%
Common equity Tier 1 capital	2,469,578	10.20%	1,089,412	≥	4.50%	1,573,595	≥	6.50%
Leverage	2,669,372	8.63%	1,236,565	≥	4.00%	1,545,706	≥	5.00%
As of December 31 , 2018
Associated Banc-Corp
Total capital	$3,216,575	13.49%	$1,907,403	≥	8.00%
Tier 1 capital	2,705,939	11.35%	1,430,553	≥	6.00%
Common equity Tier 1 capital	2,449,721	10.27%	1,072,914	≥	4.50%
Leverage	2,705,939	8.49%	1,275,048	≥	4.00%
Associated Bank, N.A.
Total capital	$2,909,064	12.25%	$1,900,536	≥	8.00%	$2,375,671	≥	10.00%
Tier 1 capital	2,646,705	11.14%	1,425,402	≥	6.00%	1,900,536	≥	8.00%
Common equity Tier 1 capital	2,446,782	10.30%	1,069,052	≥	4.50%	1,544,186	≥	6.50%
Leverage	2,646,705	8.32%	1,272,804	≥	4.00%	1,591,006	≥	5.00%
(a) When fully phased-in on January 1, 2019, the Basel III capital rules included a capital conservation buffer of 2.5% that was added on top of each of the minimum risk-based capital ratios noted above. Implementation began on January 1, 2016 at the 0.625% level and has increased each subsequent January 1, until it reached 2.5% on January 1, 2019.
(b) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 20 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
($ in Thousands, except per share data)	2019	2018	2017
Net income	$326,790	$333,562	$229,264
Preferred stock dividends	(15,202)	(10,784)	(9,347)
Net income available to common equity	311,587	322,779	219,917
Common shareholder dividends	(111,091)	(104,981)	(75,967)
Unvested share-based payment awards	(713)	(537)	(450)
Undistributed earnings	199,784	217,260	143,500
Undistributed earnings allocated to common shareholders	198,424	216,199	142,593
Undistributed earnings allocated to unvested share-based payment awards	1,360	1,060	907
Undistributed earnings	$199,784	$217,260	$143,500
Basic
Distributed earnings to common shareholders	$111,091	$104,981	$75,967
Undistributed earnings allocated to common shareholders	198,424	216,199	142,593
Total common shareholders earnings, basic	$309,514	$321,181	$218,560
Diluted
Distributed earnings to common shareholders	$111,091	$104,981	$75,967
Undistributed earnings allocated to common shareholders	198,424	216,199	142,593
Total common shareholders earnings, diluted	$309,514	$321,181	$218,560
Weighted average common shares outstanding	$160,534	$167,345	$150,877
Effect of dilutive common stock awards	1,398	1,985	2,038
Effect of dilutive common stock warrants	—	402	732
Diluted weighted average common shares outstanding	$161,932	$169,732	$153,647
Basic earnings per common share	$1.93	$1.92	$1.45
Diluted earnings per common share	$1.91	$1.89	$1.42
Anti-dilutive common stock options of approximately 3 million at the year ended December 31, 2019, 2 million at the year ended December 31, 2018, and 1 million for the year ended December 31, 2017, were excluded from the earnings per common share calculation.
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

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Net interest income	$450,532	$457,613	$360,789
Net intersegment interest income (expense)	(76,064)	(56,356)	(3,737)
Segment net interest income	374,467	401,258	357,051
Noninterest income	53,282	52,321	52,297
Total revenue	427,749	453,578	409,348
Credit provision	52,382	44,592	42,298
Noninterest expense	156,348	160,399	156,890
Income (loss) before income taxes	219,019	248,587	210,160
Income tax expense (benefit)	41,209	47,850	71,655
Net income	$177,809	$200,737	$138,505
Allocated goodwill	$525,836	$524,525	$428,000

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Net interest income	$332,850	$357,245	$316,008
Net intersegment interest income (expense)	103,468	87,737	45,353
Segment net interest income	436,318	444,982	361,361
Noninterest income	307,750	295,647	266,250
Total revenue	744,067	740,629	627,611
Credit provision	20,043	20,083	20,400
Noninterest expense	547,423	541,771	490,567
Income (loss) before income taxes	176,601	178,775	116,645
Income tax expense (benefit)	37,105	37,543	40,826
Net income	$139,496	$141,232	$75,819
Allocated goodwill	$650,394	$644,498	$548,238

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Net interest income	$52,292	$64,722	$64,423
Net intersegment interest income (expense)	(27,403)	(31,382)	(41,615)
Segment net interest income	24,889	33,341	22,808
Noninterest income	19,793	7,600	14,133
Total revenue	44,682	40,941	36,941
Credit provision	(56,425)	(64,675)	(36,698)
Noninterest expense(a)	90,217	119,629	61,677
Income (loss) before income taxes	10,890	(14,013)	11,962
Income tax expense (benefit)	1,405	(5,606)	(2,978)
Net income	$9,484	$(8,407)	$14,941
Allocated goodwill	$—	$—	$—

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Net interest income	$835,674	$879,580	$741,220
Net intersegment interest income (expense)	—	—	—
Segment net interest income	835,674	879,580	741,220
Noninterest income	380,824	355,568	332,680
Total revenue	1,216,498	1,235,148	1,073,900
Credit provision	16,000	—	26,000
Noninterest expense	793,988	821,799	709,133
Income (loss) before income taxes	406,509	413,349	338,767
Income tax expense (benefit)	79,720	79,786	109,503
Net income	$326,790	$333,562	$229,264
Allocated goodwill	$1,176,230	$1,169,023	$976,239
(a) For the year ended December 31, 2019, the Risk Management and Shared Services segment includes approximately $7 million of acquisition related costs. For the year ended December 31, 2018, the Risk Management and Shared Services segment includes approximately $29 million of acquisition related costs within noninterest expense and approximately $2 million of acquisition related asset losses, net of asset gains within noninterest income.

Note 22 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2019, 2018, and 2017 respectively, including changes during the years then ended as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$(20,079)	$(34,600)	$(54,679)
Other comprehensive income (loss) before reclassifications	(27,040)	14,273	(12,767)
Amounts reclassified from accumulated other comprehensive income (loss)
Personnel expense	—	(148)	(148)
Other expense	—	2,282	2,282
Interest income	(2,665)	—	(2,665)
Income tax (expense) benefit	11,331	(6,112)	5,219
Net other comprehensive income (loss) during period	(18,374)	10,295	(8,079)
Balance, December 31, 2017	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	$(39,891)	$(28,612)	$(68,503)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	1,985	—	1,985
Personnel expense	—	(148)	(148)
Other expense	—	2,203	2,203
Interest income	(572)	—	(572)
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Income tax (expense) benefit	9,791	6,767	16,558
Net other comprehensive income (loss) during period	(37,189)	(25,025)	(62,214)
Balance, December 31, 2018	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	$111,592	$16,296	$127,887
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(5,957)	—	(5,957)
Personnel expense	—	(148)	(148)
Other expense	—	476	476
Interest income	895	—	895
Income tax (expense) benefit	(26,898)	(4,465)	(31,363)
Net other comprehensive income (loss) during period	79,631	12,158	91,789
Balance, December 31, 2019	$3,989	$(37,172)	$(33,183)

Note 23 Revenue Recognition

Revenue is recognized when obligations under the terms of a contract with the Corporation's customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation.

The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Service charges and deposit account fees	$12,883	$14,981	$16,006
Card-based fees(a)	1,373	1,334	1,125
Other revenue	1,002	694	811
Noninterest Income (in-scope of Topic 606)	$15,258	$17,009	$17,941
Noninterest Income (out-of-scope of Topic 606)	38,024	35,311	34,355
Total Noninterest Income	$53,282	$52,321	$52,297

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Insurance commissions and fees	$89,091	$89,472	$81,468
Wealth management fees(b)	83,467	82,341	70,126
Service charges and deposit account fees	50,203	51,025	48,344
Card-based fees(a)	38,349	38,439	33,849
Other revenue	10,952	11,087	10,095
Noninterest Income (in-scope of Topic 606)	$272,062	$272,363	$243,883
Noninterest Income (out-of-scope of Topic 606)	35,687	23,284	22,367
Total Noninterest Income	$307,750	$295,647	$266,250

	Risk Management and Share Services
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Insurance commissions and fees	$13	$39	$6
Wealth management fees(b)	—	222	—
Service charges and deposit account fees	49	69	77
Card-based fees(a)	190	37	23
Other revenue	675	345	245
Noninterest Income (in-scope of Topic 606)	$926	$712	$351
Noninterest Income (out-of-scope of Topic 606)	18,866	6,889	13,783
Total Noninterest Income	$19,793	$7,600	$14,133

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2019	2018	2017
Insurance commissions and fees	$89,104	$89,511	$81,474
Wealth management fees(b)	83,467	82,562	70,126
Service charges and deposit account fees	63,135	66,075	64,427
Card-based fees(a)	39,912	39,810	34,997
Other revenue	12,629	12,126	11,151
Noninterest Income (in-scope of Topic 606)	$288,247	$290,084	$262,175
Noninterest Income (out-of-scope of Topic 606)	92,577	65,484	70,505
Total Noninterest Income	$380,824	$355,568	$332,680
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Includes trust, asset management, brokerage, and annuity fees.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Insurance commissions and fees	The Corporation's insurance revenue has two distinct performance obligations. The first performance obligation is the selling of the policy as an agent for the carrier. This performance obligation is satisfied upon binding of the policy. The second performance obligation is the ongoing servicing of the policy which is satisfied over the life of the policy. For employee benefits, the payment is typically received monthly. For property and casualty, payments can vary, but are typically received at, or in advance, of the policy period.
Service charges and deposit account fees	Service charges on deposit accounts consist of monthly service fees (i.e. business analysis fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to the customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consists of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage and advisory fees are included in wealth management fees.
Arrangements with Multiple Performance Obligations
The Corporation's contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the expected cost plus margin.

Note 24 Recent Developments
On February 4, 2020, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, payable on March 16, 2020 to shareholders of record at the close of business on March 2, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated Banc-Corp's 6.125% Series C Perpetual Preferred Stock, payable on March 16, 2020 to shareholders of record at the close of business on March 2, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on March 16, 2020 to shareholders of record at the close of business on March 2, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 16, 2020 to shareholders of record at the close of business on March 2, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the allowance for loan losses related to loans collectively evaluated for impairment

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for loan losses related to loans collectively evaluated for impairment (ALL) was $185.2 million of a total allowance for loan losses of $201.4 million as of December 31, 2019. The Company estimated the ALL using a historical loss methodology that estimates the probability of default (PD) and loss given default (LGD), which are based on loan grades for commercial loans and credit reports for consumer loans. Such amounts are adjusted for qualitative factors.

We identified the assessment of the ALL as a critical audit matter because it involved significant measurement uncertainty requiring complex auditor judgment, and knowledge and experience in the industry. The assessment of the ALL encompassed the evaluation of the ALL methodology, including the methodologies used to estimate (1) the PD and LGD and their key factors and assumptions, including the loan grades for commercial loans, credit reports for consumer loans, the historical loan loss and delinquency experience, the loss emergence periods, and how loans with similar risk characteristics are segmented and (2) the qualitative factors. The assessment also included an evaluation of the mathematical accuracy of certain ALL calculations.

The primary procedures we performed to address the critical audit matter included the following. We tested certain internal controls over the Company's ALL process, including controls related to the (1) development and approval of the ALL methodology, (2) determination of the key factors and assumptions used to estimate the PD and LGD including the loan grades for commercial loans, credit reports for consumer loans, historical loan loss and delinquency experience, how loans with similar risk characteristics are segmented, and the loss emergence periods, (3) development of the qualitative factors, and (4) calculation of the ALL. We evaluated the Company's process to develop the ALL by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of certain calculations of the ALL. In addition, we involved credit risk professionals with specialized industry knowledge and experience, who assisted in:

•evaluating the Company's ALL methodology for compliance with U.S. generally accepted accounting principles,
•evaluating the appropriateness of the methodology used to develop the key assumptions for the PD and LGD including loan grades for commercial loans, credit reports for consumer loans, and the historical loan loss and delinquency experience,
•evaluating the methodology used to develop the loss emergence periods,
•determining whether loans were segmented by similar risk characteristics,
•evaluating the methodology used to develop the resulting qualitative factors and the effect of those factors on the ALL, and
•evaluating individual loan grades for a selection of commercial loan relationships.

/s/ KPMG LLP

We have served as the Company’s auditor since 1983.

Chicago, Illinois
February 11, 2020

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures
The Corporation maintains disclosure controls and procedures as required under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of December 31, 2019, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2019. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2019, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2019, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2019, is included below under the heading Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on Internal Control Over Financial Reporting

We have audited Associated Banc-Corp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 11, 2020 expressed an unqualified opinion on those consolidated financial statements.

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
February 11, 2020

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information in the Corporation’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors and Information About the Board of Directors; and information concerning Section 16(a) compliance under the caption Delinquent Section 16(a) Reports is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Corporation’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Stock Ownership and Equity Compensation Plan Information is incorporated herein by reference.
Equity Compensation Plan Information

December 31, 2019	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	5,542,954	$20.13	7,561,080
Equity compensation plans not approved by security holders	—	—	—
Total	5,542,954	$20.13	7,561,080

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the Corporation’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions, and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information in the Corporation’s definitive Proxy Statement, prepared for the 2020 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2019 and 2018
Consolidated Statements of Income — For the Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2019, 2018, and 2017
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2019, 2018, and 2017
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015	Exhibit (3.1) to Report on Form 8-K filed on June 8, 2015

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(d)	Articles of Correction filed with the Wisconsin Department of Financial Institutions on June 14, 2016	Exhibit (3) to Report on Form 10-Q filed on July 28, 2016

(3)(e)	Certificate Related to Series A Preferred Stock dated August 15, 2016	Exhibit (3.1) to Report on Form 8-K filed on August 16, 2016

(3)(f)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, dated September 12, 2016	Exhibit (3.1, 4.1) to Report on Form 8-K filed on September 15, 2016

(3)(g)	Amended and Restated Bylaws of Associated Banc-Corp	Exhibit (3.1) to Report on Form 8-K filed on May 1, 2019

(3)(h)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, dated September 21, 2018	Exhibit (3.1,4.1) to Report on Form 8-K filed on September 26, 2018

(3)(i)	Certificate relating to the Series B Preferred Stock dated October 23, 2018	Exhibit 3.1 to Report on Form 8-K filed on October 26, 2018

(4)(a)	Instruments Defining the Rights of Security Holders, Including Indentures

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

Exhibit Number	Description
(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(f)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(g)	Deposit Agreement, dated June 8, 2015, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on June 8, 2015

(4)(h)	Deposit Agreement, dated September 15, 2016, among Associated Banc-Corp, Wells Fargo Bank, N.A., and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 15, 2016

(4)(i)	Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

(4)(j)	Description of Associated Banc-Corp’s Securities	Filed herewith

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

Exhibit Number	Description

*(10)(d)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(e)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Exhibit (10)(e) to Report on Form 10-K filed on February 19, 2019

*(10)(f)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 16, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(g)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(h)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(i)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(j)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(k)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(l)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(m)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(n)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(o)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(p)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(q)	Form of 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(r)	Form of Amendment to 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on July 28, 2017

*(10)(s)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(t)	Form of Associated Banc-Corp 2017 Incentive Compensation Plan Restricted Stock Agreement	Exhibit 10.1 to Report on Form 10-Q filed July 26, 2018

(18)	Preferability Letter from KPMG regarding a change in accounting method dated October 31, 2019	Exhibit 18 to Form 10-Q filed on October 31, 2019

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith
(104)	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contracts and arrangements.
Schedules and exhibits other than those listed are omitted for the reasons that they are not required, are not applicable or that equivalent information has been included on the financial statements and notes thereto or elsewhere within.

ITEM 16.	Form 10-K Summary
Not applicable.
Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSOCIATED BANC-CORP

Date: February 11, 2020	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 11, 2020
Philip B. Flynn

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer (Principal Financial Officer)	February 11, 2020
Christopher J. Del Moral-Niles

/s/ Tammy C. Stadler	Principal Accounting Officer	February 11, 2020
Tammy C. Stadler
Directors: John F. Bergstrom, Michael T. Crowley Jr., Philip B. Flynn, R. Jay Gerken, Judith P. Greffin, Michael J. Haddad, William R. Hutchinson, Robert A. Jeffe, Eileen A. Kamerick, Gale E. Klappa, Richard T. Lommen, Cory L. Nettles, and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.