Form 10-Q
period 2020-03-31
ASSOCIATED BANC-CORP
filed 2020-05-11
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2020

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at May 7, 2020 was 153,673,563.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABS	Asset Backed Securities
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ALCO	Asset / Liability Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CMOs	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets

OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
TDR	Troubled Debt Restructuring

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$480,337	$373,380
Interest-bearing deposits in other financial institutions	176,440	207,624
Federal funds sold and securities purchased under agreements to resell	22,455	7,740
Investment securities held to maturity, net, at amortized cost(a)	2,149,373	2,205,083
Investment securities available for sale, at fair value	2,928,787	3,262,586
Equity securities	15,063	15,090
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	222,922	227,347
Residential loans held for sale	366,330	136,280
Commercial loans held for sale	—	15,000
Loans	24,365,633	22,821,440
Allowance for loan losses(b)	(337,793)	(201,371)
Loans, net	24,027,841	22,620,068
Bank and corporate owned life insurance	674,026	671,948
Tax credit and other investments	315,909	279,969
Premises and equipment, net	438,469	435,284
Goodwill	1,191,388	1,176,230
Mortgage servicing rights, net	58,289	67,306
Other intangible assets, net	92,723	88,301
Interest receivable	92,377	91,196
Other assets	655,328	506,046
Total assets	$33,908,056	$32,386,478
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$6,107,386	$5,450,709
Interest-bearing deposits	19,554,194	18,328,355
Total deposits	25,661,580	23,779,064
Federal funds purchased and securities sold under agreements to repurchase	133,007	433,097
Commercial paper	33,647	32,016
FHLB advances	3,214,194	3,180,967
Other long-term funding	549,644	549,343
Allowance for unfunded commitments(b)	56,276	21,907
Accrued expenses and other liabilities(b)	469,236	467,961
Total liabilities	30,117,584	28,464,355
Stockholders’ Equity
Preferred equity	256,716	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,706,516	1,716,431
Retained earnings(b)	2,296,176	2,380,867
Accumulated other comprehensive income (loss)	(16,974)	(33,183)
Treasury stock, at cost	(453,714)	(400,460)
Total common equity	3,533,755	3,665,407
Total stockholders’ equity	3,790,471	3,922,124
Total liabilities and stockholders’ equity	$33,908,056	$32,386,478
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	264,458	264,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	153,690,421	157,171,247
Numbers may not sum due to rounding.
(a) At March 31, 2020, the investment securities held to maturity are reported net of the related allowance for credit losses on investments. Prior periods were unadjusted due to the modified retrospective application of ASU 2016-13.
(b) At January 1, 2020, the adoption of ASU 2016-13 resulted in an increase to the allowance for loan losses of $112 million and an increase to the allowance for unfunded commitments of $19 million for a total increase to the ACLL of $131 million. A corresponding after tax decrease to common equity of $98 million was recorded along with a deferred tax asset of $33 million, included in accrued expenses and other liabilities. Prior periods were unadjusted due to the modified retrospective application of ASU 2016-13.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, except per share data)	2020	2019
Interest income
Interest and fees on loans	$224,786	$258,853
Interest and dividends on investment securities
Taxable	20,272	29,053
Tax-exempt	14,882	13,816
Other interest	3,304	4,226
Total interest income	263,244	305,948
Interest expense
Interest on deposits	36,666	62,773
Interest on federal funds purchased and securities sold under agreements to repurchase	368	627
Interest on other short-term funding	39	51
Interest on FHLB advances	17,626	19,554
Interest on long-term funding	5,604	7,396
Total interest expense	60,303	90,401
Net interest income	202,942	215,547
Provision for credit losses	53,001	6,000
Net interest income after provision for credit losses	149,941	209,547
Noninterest income
Insurance commissions and fees	22,608	25,464
Wealth management fees(a)	20,816	20,180
Service charges and deposit account fees	15,222	15,115
Card-based fees	9,597	9,261
Other fee-based revenue	4,497	3,983
Capital markets, net	7,935	3,189
Mortgage banking, net	6,143	4,712
Bank and corporate owned life insurance	3,094	3,792
Asset gains (losses), net	(77)	567
Investment securities gains (losses), net	6,118	1,680
Other	2,352	3,260
Total noninterest income	98,306	91,202
Noninterest expense
Personnel	114,200	120,050
Technology	20,799	19,012
Occupancy	16,069	16,472
Business development and advertising	5,826	6,636
Equipment	5,439	5,668
Legal and professional	5,160	3,951
Loan and foreclosure costs	3,120	2,146
FDIC assessment	5,500	3,750
Other intangible amortization	2,814	2,226
Acquisition related costs(b)	1,721	632
Other	11,543	11,128
Total noninterest expense	192,191	191,671
Income (loss) before income taxes	56,056	109,078
Income tax expense	10,219	22,392
Net income	45,838	86,686
Preferred stock dividends	3,801	3,801
Net income available to common equity	$42,037	$82,885
Earnings per common share
Basic	$0.27	$0.50
Diluted	$0.27	$0.50
Average common shares outstanding
Basic	154,701	163,928
Diluted	155,619	165,433
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes Huntington branch and First Staunton acquisition related costs only.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three months ended
	March 31,
($ in Thousands)	2020	2019
Net income	$45,838	$86,686
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	26,419	30,490
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	556	69
Reclassification adjustment for net losses (gains) realized in net income	(6,118)	(1,680)
Income tax (expense) benefit	(5,225)	(7,301)
Other comprehensive income (loss) on investment securities available for sale	15,632	21,578
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(38)	(38)
Amortization of actuarial loss (gain)	808	64
Income tax (expense) benefit	(193)	(7)
Other comprehensive income (loss) on pension and postretirement obligations	577	20
Total other comprehensive income (loss)	16,209	21,597
Comprehensive income	$62,046	$108,283
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	$256,716	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	(98,337)	—	—	(98,337)
Total shareholder's equity at beginning of period, as adjusted	256,716	1,752	1,716,431	2,282,530	(33,183)	(400,460)	3,823,787
Comprehensive income
Net income	—	—	—	45,838	—	—	45,838
Other comprehensive income (loss)	—	—	—	—	16,209	—	16,209
Comprehensive income							62,046
Common stock issued
Stock-based compensation plans, net	—	—	(20,659)	—	—	23,555	2,896
Purchase of treasury stock, open market purchases	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,555)	(5,555)
Cash dividends
Common stock, $0.18 per share	—	—	—	(28,392)	—	—	(28,392)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	10,744	—	—	—	10,744
Balance, March 31, 2020	$256,716	$1,752	$1,706,516	$2,296,176	$(16,974)	$(453,714)	$3,790,471
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	$256,716	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income
Net income	—	—	—	86,686	—	—	86,686
Other comprehensive income (loss)	—	—	—	—	21,597	—	21,597
Comprehensive income							108,283
Common stock issued
Stock-based compensation plans, net	—	—	(32,220)	—	—	39,265	7,045
Purchase of treasury stock, open market purchases	—	—	—	—	—	(29,999)	(29,999)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(7,468)	(7,468)
Cash dividends
Common stock, $0.17 per share	—	—	—	(28,183)	—	—	(28,183)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	9,397	—	—	—	9,397
Other	—	—	—	(293)	—	—	(293)
Balance, March 31, 2019	$256,716	$1,752	$1,689,792	$2,235,824	$(103,375)	$(244,840)	$3,835,870
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
($ in Thousands)	2020	2019
Cash Flow From Operating Activities
Net income	$45,838	$86,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	53,001	6,000
Depreciation and amortization	14,971	14,358
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	9,098	121
Amortization of mortgage servicing rights	3,635	2,693
Amortization of other intangible assets	2,814	2,226
Amortization and accretion on earning assets, funding, and other, net	5,728	6,571
Net amortization of tax credit investments	6,486	5,637
Losses (gains) on sales of investment securities, net	(6,118)	(1,680)
Asset (gains) losses, net	77	(567)
(Gain) loss on mortgage banking activities, net	(14,274)	(3,174)
Mortgage loans originated and acquired for sale	(310,254)	(162,521)
Proceeds from sales of mortgage loans held for sale	297,265	159,842
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(1,181)	(12,068)
Increase (decrease) in interest payable	(6,511)	(1,516)
Increase (decrease) in expense payable	(61,924)	(51,247)
(Increase) decrease in net derivative position	(77,369)	(54,411)
Net change in other assets and other liabilities	18,636	(10,552)
Net cash provided by (used in) operating activities	(20,083)	(13,602)
Cash Flow From Investing Activities
Net increase in loans	(1,395,767)	(216,817)
Purchases of
Available for sale securities	(93,487)	(120,282)
Held to maturity securities	(29,463)	(140,670)
Federal Home Loan Bank and Federal Reserve Bank stocks	(49,794)	(88,245)
Premises, equipment, and software, net of disposals	(11,045)	(13,368)
Other intangibles	(200)	—
Proceeds from
Sales of available for sale securities	365,239	131,122
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	55,000	121,839
Prepayments, calls, and maturities of available for sale investment securities	186,496	135,541
Prepayments, calls, and maturities of held to maturity investment securities	84,360	43,953
Sales, prepayments, calls, and maturities of other assets	10,482	3,179
Net change in tax credit and alternative investments	(17,877)	(18,772)
Net cash (paid) received in acquisition	(31,452)	—
Net cash provided by (used in) investing activities	(927,507)	(162,518)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	1,443,965	635,664
Net increase (decrease) in short-term funding	(324,317)	2,043
Net increase (decrease) in short-term FHLB advances	30,000	(880,000)
Repayment of long-term FHLB advances	(5,464)	(169)
Proceeds from long-term FHLB advances	—	250,633
Proceeds from finance lease principal	1	—
Proceeds from issuance of common stock for stock-based compensation plans	2,896	7,045
Purchase of treasury stock, open market purchases	(71,255)	(29,999)
Purchase of treasury stock, stock-based compensation plans	(5,555)	(7,468)
Cash dividends on common stock	(28,392)	(28,183)
Cash dividends on preferred stock	(3,801)	(3,801)
Net cash provided by (used in) financing activities	1,038,079	(54,235)
Net increase (decrease) in cash, cash equivalents, and restricted cash	90,488	(230,355)
Cash, cash equivalents, and restricted cash at beginning of period	588,744	876,698
Cash, cash equivalents, and restricted cash at end of period	$679,232	$646,343
Supplemental disclosures of cash flow information
Cash paid for interest	$66,316	$91,521
Cash paid for (received from) income and franchise taxes	1,373	(5,760)
Loans and bank premises transferred to OREO	3,374	2,222
Capitalized mortgage servicing rights	3,716	1,247
Loans transferred into held for sale from portfolio, net	205,065	1,074
Unsettled trades to purchase securities	—	11,244
Acquisition
Fair value of assets acquired, including cash and cash equivalents	457,448	—
Fair value ascribed to goodwill and intangible assets	22,538	(79)
Fair value of liabilities assumed	479,985	—
Equity issued in (adjustments related to) acquisition	—	(79)
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same sum amounts shown on the consolidated statements of cash flows:

	Three Months Ended March 31,
($ in Thousands)	2020	2019
Cash and cash equivalents	$679,232	$489,095
Restricted cash	—	157,248
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$679,232	$646,343

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, which is included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets. At March 31, 2020, the Corporation had no restricted cash due to the Federal Reserve reducing the requirement ratios to zero percent.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements

These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2019 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim financial statements.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the ACLL, goodwill impairment assessment, MSRs valuation, and income taxes. Management has evaluated subsequent events for potential recognition or disclosure.
Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Note 2 Acquisitions
First Staunton Acquisition
On February 14, 2020, the Corporation completed its acquisition of First Staunton. The Corporation paid a 4% premium on acquired deposits. The conversion of the branches was completed simultaneously with the close of the transaction, expanding the banks presence into 9 new Metro-East St. Louis communities. As a result of the acquisition and other consolidations, a net of 7 branch locations were added.
The First Staunton acquisition constituted a business combination. The acquisition has been accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. The determination of estimated fair values required management to make certain estimates that are subjective in nature and may require adjustments upon the availability of new information regarding facts and circumstances which existed at the date of acquisition (i.e., appraisals) for up to a year following the acquisition. The Corporation continues to review information relating to events or circumstances existing at the acquisition date. Management anticipates that this review could result in adjustments to the acquisition date valuation amounts presented herein but does not anticipate that these adjustments will be material.
The Corporation recorded approximately $15 million in goodwill related to the First Staunton acquisition during the first quarter of 2020. Goodwill created by the acquisition is not tax deductible. See Note 8 for additional information on goodwill, as well as the carrying amount and amortization of CDI assets related to the First Staunton acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to the First Staunton acquisition:

($ in Thousands)	Purchase Accounting Adjustments	February 14, 2020
Assets
Cash and cash equivalents	$—	$44,848
Investment securities available for sale	(24)	98,743
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	—	781
Loans	(4,808)	369,684
Premises and equipment, net	(3,005)	4,865
Bank owned life insurance	9	6,770
Goodwill		15,158
Core deposit intangibles (included in other intangible assets, net on the face of the consolidated balance sheets)	7,379	7,379
OREO (included in other assets on the face of the consolidated balance sheets)	670	762
Other assets	2,486	7,293
Total assets		$556,285
Liabilities
Deposits	$1,285	$438,684
Other borrowings	61	34,613
Accrued expenses and other liabilities	179	6,688
Total liabilities		$479,985
Total consideration paid		$76,300
For a description of methods used to determine the fair value of significant assets and liabilities presented on the balance sheet above, see Assumptions section of this Note.
The Corporation has purchased loans with the First Staunton acquisition, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

($ in Thousands)	February 14, 2020
Purchase price of loans at acquisition	$77,221
Allowance for credit losses at acquisition	3,504
Non-credit discount/(premium) at acquisition	(951)
Par value of acquired loans at acquisition	$79,774
There were no PCD securities.
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
The Corporation recorded approximately $7 million in goodwill related to the Huntington branch acquisition during the second quarter of 2019 and approximately $210,000 during the third quarter of 2019. Upon review of information relating to events and circumstances existing at the acquisition date, and in accordance with applicable accounting guidance, the Corporation remeasured select previously reported fair value amounts. The adjustment to goodwill was driven by an update that decreased the fair value of furniture acquired. Goodwill created by the acquisition is tax deductible. See Note 8 for additional information on goodwill.

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
Assumptions
Investment Securities: The fair value of investments on the date of acquisition was determined utilizing an external third party broker opinion of the market value.
Loans: Fair values for loans were based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan, amortization status and current discount rates. For the non-credit (interest and liquidity) premium, loans were grouped together according to similar characteristics when applying various valuation techniques. For the credit discount, loans were also grouped based on whether they had more than insignificant deterioration in credit since origination.
CDIs: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDIs will be amortized on a straight-line basis over 10 years.
Time Deposits: The fair value for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
FHLB Borrowings: The fair value of FHLB advances are estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.
Note 3 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2019 Annual Report on Form 10-K. As a result of adopting ASU 2016-13 Financial Instruments - Credit Losses (Topic 326), there have been changes to the Corporation's significant accounting policies since December 31, 2019, which are described below.

Investment Securities
Management measures expected credit losses on held to maturity securities on a collective basis by major security type. Accrued interest receivable on held to maturity securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts and is included in investment securities held to maturity, net on the consolidated balance sheets.

For available for sale securities the Corporation evaluates whether any decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses on investments is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses on investments is recognized in other comprehensive income.

Changes in the allowance for credit losses on investments are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the available for sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on available for sale debt securities is excluded from the estimate of credit losses.

Allowance for Credit Losses on Loans

The level of the allowance for loan losses represents management's estimate of an amount appropriate to provide for lifetime credit losses in the loan portfolio at the balance sheet date. The allocation methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management's ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical credit loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential loan losses. The Corporation utilizes the Moody's Baseline economic forecast in the allowance model and applies that forecast over a reasonable and supportable period with reversion to historical losses. For additional detail on the reasonable and supportable period and reversion methodology, see Note 7 Loans. Potential problem loans are generally defined by management to include loans rated as substandard by management. Assessing these numerous factors involves significant judgment. The provision for loan losses is predominantly a function of the result of the methodology and other qualitative and quantitative factors used to determine the allowance for loan losses.

Management individually analyzes loans that do not share similar risk characteristics to other loans in the portfolio. Management has determined that commercial loan relationships that have nonaccrual status or commercial and retail loans that have had their terms restructured in a TDR meet this definition. Probable TDRs are loans the Corporation has reviewed individually to determine whether there is a high likelihood that the loans will default and will require restructuring in the near future. Probable TDRs could be classified as Pass, Special Mention, Substandard or Nonaccrual within the Corporation's credit quality analysis depending on the specific circumstances surrounding the individual credits. Accrued interest receivable on loans is excluded from the estimate of credit losses.

The allowance for unfunded commitments leverages the same methodology utilized to measure the allowance for loan losses. The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. See Note 7 for additional information on the ACLL and Note 12 for additional information on the allowance for unfunded commitments.

Impact of adopting ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)

The following table illustrates the adoption impact:

	December 31, 2019		January 1, 2020
($ in Thousands)	Allowance for Loan Losses	Allowance for Unfunded Commitments	CECL Day 1 Adjustment	ACLL Beginning Balance
Commercial and industrial	$91,133	$12,276	$48,921	$152,330
Commercial real estate - owner occupied	10,284	127	(1,851)	8,560
Commercial and business lending	101,417	12,403	47,070	160,890
Commercial real estate - investor	40,514	530	2,287	43,331
Real estate construction	24,915	7,532	25,814	58,261
Commercial real estate lending	65,428	8,062	28,101	101,591
Total Commercial	166,846	20,465	75,171	262,482
Residential mortgage	16,960	—	33,215	50,175
Home equity	10,926	1,038	14,240	26,204
Other consumer	6,639	405	8,520	15,564
Total consumer	34,525	1,443	55,975	91,943
Total loans	$201,371	$21,907	$131,147	$354,425
The allowance for credit losses on held to maturity securities was approximately $61,000 at January 1, 2020, attributable entirely to the Corporation's municipal securities.
At January 1, 2020, the adoption of ASU 2016-13 resulted in an increase to the allowance for loan losses of $112 million and an increase to the allowance for unfunded commitments of $19 million for a total increase to the ACLL of $131 million. A corresponding after tax decrease to common equity of $98 million was recorded along with a deferred tax asset of $33 million.
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's ACL. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 was issued and provides entities alternatives for measurement of accrued interest receivable, clarifies the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets. ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10. ASU 2020-02 was issued to further explain the measurement of current expected credit losses and the development, governance, and documentation of a systematic methodology. Early adoption was permitted.	1st Quarter 2020	The Corporation has adopted the Update using a modified retrospective approach. The Corporation has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework. At adoption, the Corporation utilized a single economic forecast over a 2-year reasonable and supportable forecast period. In the second year, the Corporation used straight-line reversion to historical losses. The Corporation recorded a $131 million adjustment to the ACL related to the adoption of this standard, which includes $61 thousand related to the held to maturity investment securities portfolio. The Corporation has elected to maintain pools accounted for under Subtopic 310-30 at adoption. The Corporation has elected to utilize the 2019 Capital Transition Relief for initial adoption, as well as the 2020 Capital Transition Relief as permitted under applicable regulations. The total impact at adoption equates to an approximately 29 bp net, after tax, reduction in the tangible common equity ratio. Results for the periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The FASB issued an amendment to add, modify, and remove disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement "Conceptual Framework for Financial Reporting," including the consideration of costs and benefits. The amendment is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption was permitted.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact with minor changes in presentation.
ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The FASB issued an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively. Early adoption is permitted, including in an interim period, for impairment tests performed after January 1, 2017.	1st Quarter 2020	There has been no material impact on results of operations, financial position, and liquidity. The Corporation does its annual impairment testing in May.
ASU 2020-03 Codification Improvements to Financial Instruments	The FASB issued an amendment to further clarify that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32. The amendment also states that paragraphs 820-10-35-2A(g) and 820-10-35-18L are to include the phrase nonfinancial items accounted for as derivatives under Topic 815 to be consistent with the previous amendments to Section 820-10-35 that were made by ASU No. 2018-09, Codification Improvements. The amendment also clarifies that the disclosure requirements in Topic 320 apply to the disclosure requirements in Topic 942 for depository and lending institutions along with improving the understandability of the guidance relating to subtopic 470-50 and subtopic 820-10. Lastly, the amendment clarifies that the contractual term of a net investment in a lease determined in accordance with Topic 842 should be the contractual term used to measure expected credit losses under Topic 326 and that when an entity regains control of financial assets sold, an ACL should be recorded in accordance with Topic 326.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact.
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The FASB issued an amendment to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.	1st Quarter 2020	The Corporation has evaluated the impact of the Update and determined the expedients provided allow for simpler, more streamlined modifications to the financial instruments referencing LIBOR. A small population of loans have been modified under the new standard.

Future Accounting Pronouncements
The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are displayed in the table below:

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The FASB issued an amendment to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments also added requirements to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendment also clarifies the disclosure requirements in paragraph 715-20-50-3, which states that certain information for defined benefit pension plans should be disclosed. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendment is effective for fiscal years ending after December 15, 2020. Entities should apply the amendments in this Update on a retrospective basis to all periods presented. Early adoption is permitted.	1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)

Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	The FASB issued an amendment to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-010-15-141 to determine the accounting for those forward contracts and purchased options.	1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.

Note 4 Earnings Per Common Share
Earnings per common share are calculated utilizing the two-class method. Basic earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share are calculated by dividing the sum of distributed earnings to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding adjusted for the dilutive effect of common stock awards (outstanding stock options and unvested restricted stock awards). Presented below are the calculations for basic and diluted earnings per common share:

	Three Months Ended March 31,
(In Thousands, except per share data)	2020	2019
Net income	$45,838	$86,686
Preferred stock dividends	(3,801)	(3,801)
Net income available to common equity	42,037	82,885
Common shareholder dividends	(28,264)	(28,080)
Unvested share-based payment awards	(128)	(103)
Undistributed earnings	$13,645	$54,702
Undistributed earnings allocated to common shareholders	$13,555	$54,410
Undistributed earnings allocated to unvested share-based payment awards	90	292
Undistributed earnings	$13,645	$54,702
Basic
Distributed earnings to common shareholders	$28,264	$28,080
Undistributed earnings allocated to common shareholders	13,555	54,410
Total common shareholders earnings, basic	$41,819	$82,490
Diluted
Distributed earnings to common shareholders	$28,264	$28,080
Undistributed earnings allocated to common shareholders	13,555	54,410
Total common shareholders earnings, diluted	$41,819	$82,490
Weighted average common shares outstanding	154,701	163,928
Effect of dilutive common stock awards	918	1,505
Diluted weighted average common shares outstanding	155,619	165,433
Basic earnings per common share	$0.27	$0.50
Diluted earnings per common share	$0.27	$0.50
Non-dilutive common stock options of approximately 4 million and 3 million for the three months ended March 31, 2020 and 2019, respectively, were excluded from the earnings per common share calculation.
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

The following assumptions were used in estimating the fair value for options granted in the first three months of 2020 and full year 2019:

	2020	2019
Dividend yield	3.50%	3.30%
Risk-free interest rate	1.60%	2.60%
Weighted average expected volatility	21.00%	24.00%
Weighted average expected life	5.75 years	5.75 years
Weighted average per share fair value of options	$2.39	$4.00
A summary of the Corporation’s stock option activity for the three months ended March 31, 2020 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	5,543	$20.13	6.25 years	$16,043
Granted	1,697	18.43
Exercised	(102)	13.98
Forfeited or expired	(159)	22.52
Outstanding at March 31, 2020	6,978	$19.75	6.96 years	$19
Options Exercisable at March 31, 2020	4,090	$19.15	5.37 years	$19
(a) In thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2020, the intrinsic value of stock options exercised was less than $1 million compared to $2 million for the three months ended March 31, 2019. The total fair value of stock options vested was $3 million for the three months ended March 31, 2020, compared to $4 million for the three months ended March 31, 2019.
The Corporation recognized compensation expense for the vesting of stock options of $2 million for the three months ended March 31, 2020 and $1 million for the three months ended March 31, 2019. Included in compensation expense for 2020 was less than $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At March 31, 2020, the Corporation had approximately $6 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2024.
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

The following table summarizes information about the Corporation’s restricted stock awards activity for the three months ended March 31, 2020:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,393	$22.39
Granted	1,018	18.54
Vested	(752)	23.33
Forfeited	(61)	23.12
Outstanding at March 31, 2020	2,598	$20.59
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2019 and 2020 will vest ratably over a period of three years. Service-based restricted stock awards granted during 2019 and 2020 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $9 million was recorded for the three months ended March 31, 2020 and $8 million was recorded for the three months ended March 31, 2019. Included in compensation expense for the first three months of 2020 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $27 million of unrecognized compensation costs related to restricted stock awards at March 31, 2020 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2024.
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

Note 6 Investment Securities
Investment securities are classified as available for sale, held to maturity, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of securities available for sale and held to maturity at March 31, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
U.S. government SBA agency securities	$10,241	$2	$(5)	$10,238
Obligations of state and political subdivisions (municipal securities)	492,195	16,443	(1)	508,636
Residential mortgage-related securities
FNMA / FHLMC	103,576	908	—	104,485
GNMA	799,983	23,804	—	823,787
Commercial mortgage-related securities
FNMA / FHLMC	19,861	2,912	—	22,773
GNMA	1,108,336	10,162	(4,055)	1,114,443
FFELP asset backed securities	360,658	—	(19,234)	341,424
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$2,897,851	$54,231	$(23,295)	$2,928,787
Investment securities held to maturity
U. S. Treasury securities	$999	$42	$—	$1,041
Obligations of state and political subdivisions (municipal securities)	1,426,543	82,382	(475)	1,508,451
Residential mortgage-related securities
FNMA / FHLMC	78,125	3,486	—	81,610
GNMA	245,675	8,124	—	253,799
GNMA commercial mortgage-related securities	398,092	6,500	(1,939)	402,653
Total investment securities held to maturity	$2,149,434	$100,534	$(2,414)	$2,247,553

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2019 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)	$529,908	$16,269	$(18)	$546,160
Residential mortgage-related securities
FNMA / FHLMC	131,158	1,562	(59)	132,660
GNMA	982,941	3,887	(1,689)	985,139
Commercial mortgage-related securities
FNMA / FHLMC	19,929	1,799	—	21,728
GNMA	1,314,836	7,403	(12,032)	1,310,207
FFELP asset backed securities	270,178	—	(6,485)	263,693
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$3,251,950	$30,920	$(20,284)	$3,262,586
Investment securities held to maturity
U. S. Treasury securities	$999	$19	$—	$1,018
Obligations of state and political subdivisions (municipal securities)	1,418,569	69,775	(1,118)	1,487,227
Residential mortgage-related securities
FNMA / FHLMC	81,676	1,759	(15)	83,420
GNMA	269,523	1,882	(1,108)	270,296
GNMA commercial mortgage-related securities	434,317	6,308	(6,122)	434,503
Total investment securities held to maturity	$2,205,083	$79,744	$(8,363)	$2,276,465
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities available for sale and held to maturity at March 31, 2020 are shown below:

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$10,731	$10,738	$32,555	$32,703
Due after one year through five years	30,829	31,242	77,586	78,683
Due after five years through ten years	324,501	334,499	153,519	158,843
Due after ten years	129,134	135,157	1,163,883	1,239,262
Total debt securities	495,195	511,636	1,427,542	1,509,492
U.S. government SBA agency securities	10,241	10,238	—	—
Residential mortgage-related securities
FNMA / FHLMC	103,576	104,485	78,125	81,610
GNMA	799,983	823,787	245,675	253,799
Commercial mortgage-related securities
FNMA / FHLMC	19,861	22,773	—	—
GNMA	1,108,336	1,114,443	398,092	402,653
FFELP asset backed securities	360,658	341,424	—	—
Total investment securities	$2,897,851	$2,928,787	$2,149,434	$2,247,553
Ratio of fair value to amortized cost		101.1%		104.6%

On a quarterly basis, the Corporation refreshes credit quality of each held to maturity security. The following table summarizes the credit quality indicator of held to maturity securities at amortized cost at March 31, 2020:

($ in Thousands)	AAA	AA	A	Total
U. S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	543,620	862,040	20,883	1,426,543
Residential mortgage-related securities
FNMA/FHLMC	78,125	—	—	78,125
GNMA	245,675	—	—	245,675
GNMA commercial mortgage-related securities	398,092	—	—	398,092
Total held to maturity securities	$1,266,510	$862,040	$20,883	$2,149,434
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale of investment securities for the three months ended March 31, 2020 and 2019 are shown below:

	Three Months Ended March 31,
($ in Thousands)	2020	2019
Gross gains on available for sale securities	$6,198	$1,680
Gross gains on held to maturity securities	—	—
Total gains	6,198	1,680
Gross (losses) on available for sale securities	(80)	—
Gross (losses) on held to maturity securities	—	—
Total (losses)	(80)	—
Investment securities gains (losses), net	$6,118	$1,680
Proceeds from sales of investment securities	$365,239	$131,122
During the first quarter of 2020, the Corporation sold $281 million of primarily prepayment sensitive mortgage-related securities at a gain of $6 million. Additionally, in February 2020, the Corporation sold $84 million of certain securities acquired in the First Staunton acquisition that did not fit the parameters of the Corporation's current investment strategy.
During the first quarter of 2019, the Corporation sold $131 million of taxable ABS, MBS, and CMO securities, with the proceeds utilized to pay down borrowings.
Investment securities with a carrying value of approximately $2.1 billion and $2.6 billion at March 31, 2020 and December 31, 2019, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
At March 31, 2020, accrued interest receivable on held to maturity and available for sale securities totaled $14 million and $10 million, respectively, both which are included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. At March 31, 2020, the Corporation had no past due held to maturity securities.

The allowance for credit losses on held to maturity securities was approximately $61,000 at March 31, 2020, attributable entirely to the Corporation's municipal securities, included in investment securities held to maturity, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury and residential mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2020:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
U.S. government SBA agency securities	7	$(5)	$4,958	—	$—	$—	$(5)	$4,958
Obligations of state and political subdivisions (municipal securities)	5	(1)	1,313	—	—	—	(1)	1,313
GNMA commercial mortgage-related securities	22	(1,111)	259,273	8	(2,944)	138,611	(4,055)	397,883
FFELP asset backed securities	16	(10,971)	222,197	10	(8,262)	119,228	(19,234)	341,424
Other debt securities	2	—	2,000	—	—	—	—	2,000
Total	52	$(12,089)	$489,740	18	$(11,206)	$257,838	$(23,295)	$747,578
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	22	$(470)	$28,779	3	$(5)	$542	$(475)	$29,321
Residential mortgage-related securities
FNMA / FHLMC	1	—	—	—	—	—	—	—
GNMA commercial mortgage-related securities	8	(332)	126,170	7	(1,607)	126,624	(1,939)	252,794
Total	31	$(802)	$154,950	10	$(1,612)	$127,166	$(2,414)	$282,116
For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)	4	$(18)	$1,225	—	$—	$—	$(18)	$1,225
Residential mortgage-related securities
FNMA / FHLMC	—	—	—	4	(59)	34,807	(59)	34,807
GNMA	18	(924)	322,394	3	(766)	79,461	(1,689)	401,856
GNMA commercial mortgage-related securities	22	(810)	258,218	42	(11,222)	621,307	(12,032)	879,524
FFELP asset backed securities	19	(6,092)	250,780	2	(393)	12,913	(6,485)	263,693
Other debt securities	2	—	2,000	—	—	—	—	2,000
Total	65	$(7,843)	$834,616	51	$(12,440)	$748,487	$(20,284)	$1,583,104
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	52	$(1,105)	$77,562	6	$(13)	$2,378	$(1,118)	$79,940
Residential mortgage-related securities
FNMA / FHLMC	1	(6)	1,242	1	(9)	833	(15)	2,075
GNMA	12	(1,059)	187,261	8	(49)	6,587	(1,108)	193,849
GNMA commercial mortgage-related securities	2	(29)	26,202	21	(6,093)	357,733	(6,122)	383,935
Total	67	$(2,199)	$292,267	36	$(6,164)	$367,532	$(8,363)	$659,799
The Corporation reviews the available for sale investment securities portfolio on a quarterly basis to monitor its credit exposure. A determination as to whether a security’s decline in fair value is the result of credit risk takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the impairment analysis includes the extent to which the security has been in an unrealized loss position, the change in security rating, financial condition and near-term prospects of the issuer, as well as the security and industry specific economic conditions.
Based on the Corporation’s evaluation, management does not believe any available for sale securities in an unrealized loss position at March 31, 2020 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The unrealized losses reported for municipal securities at March 31, 2020 pertain to various state and local political subdivisions and school districts, and have declined due to the decrease in overall interest rates. The unrealized losses at March 31, 2020 for mortgage-related securities have also declined due to the decrease in overall interest rates. The U.S. Treasury 3 year and 5 year rates decreased by 133 bp and 132 bp, respectively, from December 31, 2019. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At March 31, 2020 and December 31, 2019, the Corporation had FHLB stock of $145 million and $149 million, respectively. The Corporation had Federal Reserve Bank stock of $78 million at both March 31, 2020 and December 31, 2019.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both March 31, 2020 and December 31, 2019, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation also acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $13 million at both March 31, 2020 and December 31, 2019.
Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	March 31, 2020	December 31, 2019
Commercial and industrial	$8,517,974	$7,354,594
Commercial real estate — owner occupied	940,687	911,265
Commercial and business lending	9,458,661	8,265,858
Commercial real estate — investor	4,038,036	3,794,517
Real estate construction	1,544,858	1,420,900
Commercial real estate lending	5,582,894	5,215,417
Total commercial	15,041,555	13,481,275
Residential mortgage	8,132,417	8,136,980
Home equity	844,901	852,025
Other consumer	346,761	351,159
Total consumer	9,324,079	9,340,164
Total loans(a)	$24,365,633	$22,821,440
(a) During the first quarter of 2020, the Corporation transferred $200 million of portfolio residential mortgages to residential loans held for sale, which are not included in total loans.

Accrued interest receivable on loans totaled $66 million at March 31, 2020, included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $327,000 for the period ended March 31, 2020.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at March 31, 2020:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2020	2019	2018	2017	2016	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$777	$2,027,795	$665,843	$1,943,817	$1,770,838	$846,057	$392,996	$598,104	$8,245,450
Special Mention	—	26,674	5,570	17,726	5,255	1,260	7,287	151	63,922
Potential Problem(b)	685	60,784	134	2,430	21,030	53,915	9,053	2,401	149,747
Nonaccrual(c)	—	—	231	7,200	550	16,171	17,532	17,171	58,854
Commercial and industrial	$1,462	$2,115,253	$671,779	$1,971,173	$1,797,672	$917,402	$426,869	$617,827	$8,517,974
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$45,423	$33,107	$220,821	$141,652	$133,631	$160,435	$150,188	$885,257
Special Mention	—	86	—	16,438	15,143	139	662	5,321	37,789
Potential Problem	—	230	100	780	1,173	1,463	9,930	2,126	15,802
Nonaccrual	—	—	—	—	88	343	—	1,407	1,838
Commercial real estate - owner occupied	$—	$45,739	$33,207	$238,039	$158,056	$135,576	$171,026	$159,043	$940,687
Commercial and business lending:
Risk rating:
Pass	$777	$2,073,218	$698,951	$2,164,638	$1,912,490	$979,688	$553,431	$748,292	$9,130,708
Special Mention	—	26,760	5,570	34,163	20,398	1,399	7,949	5,472	101,711
Potential Problem(b)	685	61,014	234	3,211	22,204	55,378	18,983	4,527	165,550
Nonaccrual(c)	—	—	231	7,200	637	16,514	17,532	18,578	60,692
Commercial and business lending	$1,462	$2,160,992	$704,986	$2,209,212	$1,955,729	$1,052,978	$597,895	$776,869	$9,458,661
Commercial real estate - investor:
Risk rating:
Pass	$—	$206,640	$499,631	$1,253,538	$820,547	$348,738	$405,718	$344,191	$3,879,003
Special Mention	—	—	—	33,440	15,128	15,239	31,581	1,525	96,913
Potential Problem	—	1,157	20	30,714	3,329	283	12,792	12,734	61,030
Nonaccrual	—	446	570	—	—	—	—	75	1,091
Commercial real estate - investor	$—	$208,244	$500,221	$1,317,691	$839,004	$364,261	$450,091	$358,524	$4,038,036
Real estate construction:
Risk rating:
Pass	$—	$80,118	$121,768	$708,726	$438,100	$146,967	$3,331	$25,389	$1,524,400
Special Mention	—	—	—	—	18,203	—	—	16	18,219
Potential Problem	—	—	—	148	—	1,557	—	48	1,753
Nonaccrual	—	—	—	—	—	—	—	486	486
Real estate construction	$—	$80,118	$121,768	$708,875	$456,303	$148,523	$3,331	$25,939	$1,544,858
Commercial real estate lending:
Risk rating:
Pass	$—	$286,759	$621,399	$1,962,264	$1,258,647	$495,705	$409,049	$369,580	$5,403,403
Special Mention	—	—	—	33,440	33,331	15,239	31,581	1,540	115,132
Potential Problem	—	1,157	20	30,862	3,329	1,840	12,792	12,782	62,783
Nonaccrual	—	446	570	—	—	—	—	560	1,577
Commercial real estate lending	$—	$288,362	$621,990	$2,026,565	$1,295,307	$512,784	$453,422	$384,463	$5,582,894
Total commercial:
Risk rating:
Pass	$777	$2,359,976	$1,320,350	$4,126,902	$3,171,136	$1,475,393	$962,480	$1,117,872	$14,534,111
Special Mention	—	26,760	5,570	67,603	53,729	16,638	39,530	7,013	216,843
Potential Problem	685	62,171	255	34,073	25,532	57,217	31,775	17,309	228,333
Nonaccrual	—	446	801	7,200	637	16,514	17,532	19,138	62,269
Total commercial	$1,462	$2,449,354	$1,326,976	$4,235,777	$3,251,035	$1,565,762	$1,051,317	$1,161,333	$15,041,555

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2020	2019	2018	2017	2016	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$92	$352,107	$1,815,240	$874,080	$1,474,788	$1,321,163	$2,226,104	$8,063,574
Special Mention	—	—	—	—	37	22	36	572	667
Potential Problem	—	—	—	587	36	992	432	1,274	3,322
Nonaccrual	—	—	619	3,802	5,422	8,949	12,678	33,385	64,855
Residential mortgage	$—	$92	$352,726	$1,819,630	$879,575	$1,484,752	$1,334,308	$2,261,335	$8,132,417
Home equity:
Risk rating:
Pass	$6,286	$738,938	$223	$1,626	$1,869	$2,374	$2,748	$83,567	$831,344
Special Mention	102	1,262	65	39	91	50	97	338	1,942
Potential Problem	—	2,045	—	—	46	—	—	146	2,238
Nonaccrual	221	916	128	224	284	383	180	7,263	9,378
Home equity	$6,609	$743,161	$417	$1,888	$2,290	$2,807	$3,025	$91,314	$844,901
Other consumer:
Risk rating:
Pass	$62	$184,495	$2,874	$16,037	$6,843	$3,213	$2,369	$130,073	$345,904
Special Mention	4	559	—	1	—	—	78	4	642
Potential Problem	—	—	—	—	—	—	—	—	—
Nonaccrual	8	119	—	34	—	10	—	52	215
Other consumer	$75	$185,173	$2,874	$16,072	$6,843	$3,223	$2,447	$130,129	$346,761
Total consumer:
Risk rating:
Pass	$6,348	$923,525	$355,204	$1,832,904	$882,791	$1,480,375	$1,326,279	$2,439,744	$9,240,821
Special Mention	106	1,821	65	40	128	71	212	914	3,251
Potential Problem	—	2,045	—	587	83	992	432	1,420	5,559
Nonaccrual	229	1,036	748	4,060	5,706	9,342	12,857	40,700	74,448
Total consumer	$6,683	$928,426	$356,017	$1,837,590	$888,708	$1,490,781	$1,339,780	$2,482,777	$9,324,079
Total loans:
Risk rating:
Pass	$7,125	$3,283,501	$1,675,554	$5,959,806	$4,053,928	$2,955,768	$2,288,760	$3,557,616	$23,774,932
Special Mention	106	28,581	5,635	67,642	53,857	16,710	39,741	7,927	220,093
Potential Problem	685	64,216	255	34,660	25,615	58,210	32,207	18,729	233,892
Nonaccrual	229	1,482	1,549	11,260	6,343	25,856	30,390	59,838	136,717
Total loans	$8,145	$3,377,780	$1,682,992	$6,073,368	$4,139,743	$3,056,543	$2,391,098	$3,644,110	$24,365,633
(a) Revolving loans converted to term loans are also reported in their year of origination
(b) Includes $67 million of oil and gas related loans
(c) Includes $29 million of oil and gas related loans

The following table presents commercial and consumer loans by credit quality indicator at December 31, 2019:

($ in Thousands)	Pass	Special Mention	Potential Problem	Nonaccrual	Total
Commercial and industrial	$7,118,448	$79,525	$110,308	$46,312	$7,354,594
Commercial real estate - owner occupied	866,193	25,115	19,889	67	911,265
Commercial and business lending	7,984,641	104,641	130,197	46,380	8,265,858
Commercial real estate - investor	3,620,785	139,873	29,449	4,409	3,794,517
Real estate construction	1,420,374	33	—	493	1,420,900
Commercial real estate lending	5,041,159	139,906	29,449	4,902	5,215,417
Total commercial	13,025,800	244,547	159,646	51,282	13,481,275
Residential mortgage	8,077,122	563	1,451	57,844	8,136,980
Home equity	841,757	1,164	—	9,104	852,025
Other consumer	350,260	748	—	152	351,159
Total consumer	9,269,139	2,475	1,451	67,099	9,340,164
Total loans	$22,294,939	$247,022	$161,097	$118,380	$22,821,440
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate allowance for loan losses, allowance for unfunded commitments, nonaccrual, and charge off policies.
For commercial loans, management has determined the pass credit quality indicator to include credits exhibiting acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status and commercial and consumer loan relationships with their terms restructured in a TDR meet the criteria to be individually evaluated. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at March 31, 2020:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$8,457,708	$508	$468	$436	$58,854	$8,517,974
Commercial real estate - owner occupied	938,798	51	—	—	1,838	940,687
Commercial and business lending	9,396,506	558	468	436	60,692	9,458,661
Commercial real estate - investor	4,022,482	14,462	—	—	1,091	4,038,036
Real estate construction	1,544,194	179	—	—	486	1,544,858
Commercial real estate lending	5,566,676	14,641	—	—	1,577	5,582,894
Total commercial	14,963,182	15,200	468	436	62,269	15,041,555
Residential mortgage	8,057,461	9,492	610	—	64,855	8,132,417
Home equity	828,523	6,012	988	—	9,378	844,901
Other consumer	342,950	1,028	749	1,819	215	346,761
Total consumer	9,228,933	16,531	2,348	1,819	74,448	9,324,079
Total loans	$24,192,115	$31,731	$2,816	$2,255	$136,717	$24,365,633
(a) Of the total nonaccrual loans, $75 million, or 55%, were current with respect to payment at March 31, 2020.
(b) No interest income was recognized on nonaccrual loans during the three months ended March 31, 2020. In addition, there were $44 million of nonaccrual loans for which there was no related ACLL for the three months ended March 31, 2020.

The following table presents loans by past due status at December 31, 2019:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(a)	Total
Commercial and industrial	$7,307,118	$576	$245	$342	$46,312	$7,354,594
Commercial real estate - owner occupied	909,828	1,369	—	—	67	911,265
Commercial and business lending	8,216,947	1,945	245	342	46,380	8,265,858
Commercial real estate - investor	3,788,296	1,812	—	—	4,409	3,794,517
Real estate construction	1,420,310	64	33	—	493	1,420,900
Commercial real estate lending	5,208,606	1,876	33	—	4,902	5,215,417
Total commercial	13,425,552	3,821	278	342	51,282	13,481,275
Residential mortgage	8,069,863	8,749	525	—	57,844	8,136,980
Home equity	837,274	4,483	1,164	—	9,104	852,025
Other consumer	347,007	1,135	949	1,917	152	351,159
Total consumer	9,254,144	14,366	2,638	1,917	67,099	9,340,164
Total loans	$22,679,696	$18,188	$2,916	$2,259	$118,380	$22,821,440
(a) Of the total nonaccrual loans, $48 million, or 41%, were current with respect to payment at December 31, 2019.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $2 million of purchased credit-impaired loans, at December 31, 2019:

($ in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with a related allowance
Commercial and industrial	$47,249	$63,346	$12,010	$45,290	$1,832
Commercial real estate — owner occupied	1,676	1,682	19	1,774	88
Commercial and business lending	48,924	65,028	12,029	47,064	1,919
Commercial real estate — investor	928	2,104	15	950	15
Real estate construction	477	559	67	494	30
Commercial real estate lending	1,405	2,663	82	1,445	45
Total commercial	50,329	67,691	12,111	48,509	1,965
Residential mortgage	21,450	22,625	2,740	23,721	856
Home equity	3,076	3,468	1,190	3,756	191
Other consumer	1,247	1,249	125	1,250	1
Total consumer	25,773	27,342	4,055	28,726	1,047
Total loans with a related allowance	$76,102	$95,033	$16,165	$77,235	$3,012
Loans with no related allowance
Commercial and industrial	$14,787	$33,438	$—	$20,502	$63
Commercial real estate — owner occupied	—	—	—	—	—
Commercial and business lending	14,787	33,438	—	20,502	63
Commercial real estate — investor	3,705	3,705	—	3,980	159
Real estate construction	—	—	—	—	—
Commercial real estate lending	3,705	3,705	—	3,980	159
Total commercial	18,491	37,142	—	24,482	222
Residential mortgage	14,104	14,461	—	10,962	373
Home equity	1,346	1,383	—	1,017	21
Other consumer	—	—	—	—	—
Total consumer	15,450	15,845	—	11,979	394
Total loans with no related allowance	$33,941	$52,987	$—	$36,462	$616
Total
Commercial and industrial	$62,035	$96,784	$12,010	$65,792	$1,895
Commercial real estate — owner occupied	1,676	1,682	19	1,774	88
Commercial and business lending	63,711	98,466	12,029	67,566	1,982
Commercial real estate — investor	4,633	5,808	15	4,931	174
Real estate construction	477	559	67	494	30
Commercial real estate lending	5,110	6,367	82	5,425	204
Total commercial	68,820	104,833	12,111	72,991	2,186
Residential mortgage	35,554	37,087	2,740	34,683	1,229
Home equity	4,422	4,851	1,190	4,773	211
Other consumer	1,247	1,249	125	1,250	1
Total consumer	41,223	43,187	4,055	40,706	1,441
Total loans(a)	$110,043	$148,020	$16,165	$113,697	$3,628
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 63% of the unpaid principal balance at December 31, 2019.

Troubled Debt Restructurings (“Restructured Loans”)
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	March 31, 2020		December 31, 2019
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$16,056	$6,909	$16,678	$7,376
Commercial real estate — owner occupied	2,091	—	1,676	—
Commercial real estate — investor	281	570	293	—
Real estate construction	339	176	298	179
Residential mortgage	4,654	15,097	3,955	13,035
Home equity	1,719	1,451	1,896	1,904
Other consumer	1,245	1	1,246	1
Total restructured loans(b)	$26,384	$24,204	$26,041	$22,494
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to COVID-19 in accordance with regulatory guidance.

The Corporation had a recorded investment of $5 million in loans modified in a TDR during the three months ended March 31, 2020, of which $1 million were in accrual status and $4 million were in nonaccrual pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of COVID-19 are not categorized as TDRs in accordance with regulatory guidance. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment and unpaid principal balance for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020			Three Months Ended March 31, 2019
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	1	$48	$48	—	$—	$—
Commercial real estate — owner occupied	1	290	321	1	78	78
Commercial real estate — investor	1	570	1,740	—	—	—
Real estate construction	1	122	122	—	—	—
Residential mortgage	18	3,592	3,668	25	4,357	4,374
Home equity	8	277	277	13	293	312
Other consumer	—	—	—	1	11	11
Total loans modified	30	$4,899	$6,175	40	$4,739	$4,776
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2020, restructured loan modifications of commercial and industrial, and commercial real estate primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of residential mortgage and home equity loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2020.

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three months ended March 31, 2020 and 2019 and the recorded investment in these restructured loans as of March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	3	$388	5	$613
Home equity	2	88	7	177
Total loans modified	5	$476	12	$790

All loans modified in a TDR are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the allowance for credit losses on loans.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At adoption of ASU 2016-13 on January 1, 2020, the Corporation had $114 million in loans meeting this classification compared to $138 million at March 31, 2020. Of the loans classified as probable TDRs at March 31, 2020, $112 million are within the oil and gas portfolio, while one loan with a balance of $27 million, is in general commercial and business lending.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized the Moody's baseline forecast, updated at the end of March 2020, in the allowance model. The forecast is applied over a 1 year reasonable and supportable period with immediate reversion to historical long run losses. The Corporation changed the reversion methodology applied from straight-line over 1 year to immediate reversion due to the uncertainty within the economic forecasts due to COVID-19. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the three months ended March 31, 2020:

($ in Thousands)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Allowance for PCD loans for bank acquisition	Provision recorded at acquisition	Provision for loan losses	March 31, 2020	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$91,133	$52,919	$144,052	$(16,336)	$1,288	$(15,049)	$293	$408	$44,284	$173,988
Commercial real estate — owner occupied	10,284	(1,851)	8,433	—	—	—	890	255	734	10,313
Commercial and business lending	101,417	51,068	152,485	(16,336)	1,288	(15,048)	1,183	663	45,018	184,301
Commercial real estate — investor	40,514	2,041	42,555	—	—	—	753	472	(1,664)	42,115
Real estate construction	24,915	7,467	32,382	(7)	19	11	435	492	(2,573)	30,746
Commercial real estate lending	65,428	9,508	74,937	(7)	19	11	1,188	964	(4,237)	72,861
Total commercial	166,846	60,576	227,422	(16,343)	1,307	(15,037)	2,371	1,627	40,781	257,162
Residential mortgage	16,960	33,215	50,175	(1,003)	91	(912)	651	403	(6,370)	43,947
Home equity	10,926	11,649	22,575	(526)	598	71	422	374	(1,135)	22,308
Other consumer	6,639	7,016	13,655	(1,434)	272	(1,162)	61	140	1,681	14,376
Total consumer	34,525	51,880	86,405	(2,963)	961	(2,003)	1,134	917	(5,824)	80,631
Total loans	$201,371	$112,457	$313,828	$(19,308)	$2,268	$(17,040)	$3,504	$2,543	$34,957	$337,793
Allowance for unfunded commitments
Commercial and industrial	$12,276	$(3,998)	$8,278	$—	$—	$—	$—	$61	$6,461	$14,800
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	109	240
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	6,570	15,040
Commercial real estate — investor	530	246	776	—	—	—	—	2	(347)	431
Real estate construction	7,532	18,347	25,879	—	—	—	—	45	9,018	34,942
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	8,671	35,373
Total commercial	20,465	14,595	35,060	—	—	—	—	112	15,241	50,413
Home equity	1,038	2,591	3,629	—	—	—	—	66	241	3,936
Other consumer	405	1,504	1,909	—	—	—	—	—	17	1,926
Total consumer	1,443	4,095	5,538	—	—	—	—	66	258	5,862
Total loans	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$15,500	$56,276
Allowance for credit losses on loans
Commercial and industrial	$103,409	$48,921	$152,330	$(16,336)	$1,288	$(15,049)	$293	$469	$50,745	$188,788	2.22%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	—	—	—	890	259	843	10,553	1.12%
Commercial and business lending	113,820	47,070	160,890	(16,336)	1,288	(15,048)	1,183	728	51,588	199,342	2.11%
Commercial real estate — investor	41,044	2,287	43,331	—	—	—	753	474	(2,011)	42,546	1.05%
Real estate construction	32,447	25,814	58,261	(7)	19	11	435	537	6,445	65,688	4.25%
Commercial real estate lending	73,490	28,101	101,591	(7)	19	11	1,188	1,011	4,434	108,235	1.94%
Total commercial	187,311	75,171	262,482	(16,343)	1,307	(15,037)	2,371	1,739	56,022	307,577	2.04%
Residential mortgage	16,960	33,215	50,175	(1,003)	91	(912)	651	403	(6,370)	43,947	0.54%
Home equity	11,964	14,240	26,204	(526)	598	71	422	440	(894)	26,244	3.11%
Other consumer	7,044	8,520	15,564	(1,434)	272	(1,162)	61	140	1,698	16,302	4.70%
Total consumer	35,968	55,975	91,943	(2,963)	961	(2,003)	1,134	983	(5,566)	86,493	0.93%
Total loans	$223,278	$131,147	$354,425	$(19,308)	$2,268	$(17,040)	$3,504	$2,722	$50,457	$394,069	1.62%

The following table presents details of the allowance for loan losses segregated by loan portfolio segment as of December 31, 2019, calculated in accordance with prior incurred loss methodology applicable under ASC Topic 310:

($ in Thousands)	December 31, 2018	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	December 31, 2019
Allowance for loan losses
Commercial and industrial	$108,835	$(63,315)	$11,875	$(51,441)	$33,738	$91,133
Commercial real estate — owner occupied	9,255	(222)	2,795	2,573	(1,543)	10,284
Commercial and business lending	118,090	(63,537)	14,670	(48,868)	32,195	101,417
Commercial real estate — investor	40,844	—	31	31	(361)	40,514
Real estate construction	28,240	(60)	302	243	(3,568)	24,915
Commercial real estate lending	69,084	(60)	333	274	(3,929)	65,429
Total commercial	187,174	(63,597)	15,003	(48,594)	28,266	166,846
Residential mortgage	25,595	(3,322)	692	(2,630)	(6,005)	16,960
Home equity	19,266	(1,846)	2,599	753	(9,093)	10,926
Other consumer	5,988	(5,548)	868	(4,681)	5,332	6,639
Total consumer	50,849	(10,716)	4,159	(6,558)	(9,766)	34,525
Total loans	$238,023	$(74,313)	$19,161	$(55,152)	$18,500	$201,371

A summary of the individually and collectively evaluated loans by portfolio segment at December 31, 2019, was as follows:

	Allowance for loan losses			Loans
($ in Thousands)	Individually evaluated for impairment	Collectively evaluated for impairment	Total allowance for loan losses	Individually evaluated for impairment	Collectively evaluated for impairment	Acquired and accounted for under ASC 310-30(a)	Total loans
Commercial and industrial	$12,010	$79,123	$91,133	$62,035	$7,292,217	$342	$7,354,594
Commercial real estate — owner occupied	19	10,265	10,284	1,676	909,010	579	911,265
Commercial and business lending	12,029	89,388	101,417	63,711	8,201,227	921	8,265,858
Commercial real estate — investor	15	40,498	40,514	4,633	3,789,755	129	3,794,517
Real estate construction	67	24,848	24,915	477	1,420,416	7	1,420,900
Commercial real estate lending	82	65,346	65,429	5,110	5,210,171	136	5,215,417
Total commercial	12,111	154,734	166,846	68,821	13,411,398	1,057	13,481,275
Residential mortgage	2,740	14,220	16,960	35,554	8,100,958	469	8,136,980
Home equity	1,190	9,737	10,926	4,422	847,577	26	852,025
Other consumer	125	6,514	6,639	1,247	349,912	—	351,159
Total consumer	4,055	30,471	34,525	41,223	9,298,447	495	9,340,164
Total loans	$16,165	$185,205	$201,371	$110,043	$22,709,845	$1,552	$22,821,440
(a) Loans acquired in business combinations and accounted for under ASC Subtopic 310-30 "Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality."
Loans Acquired in Acquisitions
Loans acquired in a business combination after January 1, 2020 are recorded in accordance with ASC Topic 326. See Note 2 Acquisitions for more information on loans acquired in a business combination. After January 1, 2020, acquired loans were segregated into two types:
•PCD loans are loans demonstrating more than insignificant credit deterioration since origination and are accounted for with ASC 326-30. Under this guidance, the credit mark on acquired assets gross up the allowance for loan losses and the amortized cost of the loan.
•Non-PCD loans are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not show evidence of credit deterioration since origination.
Loans acquired in a business combination prior to January 1, 2020 were recorded at estimated fair value on their purchase date without a carryover of the related allowance for loan losses. Prior to January 1, 2020, acquired loans were segregated into two types:
•Performing loans were accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not have evidence of credit deterioration since origination.

•Nonperforming loans were accounted for in accordance with ASC Topic 310-30 as they displayed significant credit deterioration since origination.
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2019, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation’s common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation’s earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2019 impairment testing that have changed the Corporation's impairment assessment conclusion. A qualitative analysis was performed during the first quarter of 2020 after COVID-19 was declared a national emergency, to determine if a triggering event had occurred. The Corporation determined a triggering event had not occurred, therefore, a step one quantitative analysis was not required during the first quarter of 2020. There were no impairment charges recorded in 2019 or the first three months of 2020.
At both March 31, 2020 and December 31, 2019, the Corporation had goodwill of $1.2 billion, of which $82 million was related to our insurance operations. There was an increase of $15 million during the first quarter of 2020 related to the First Staunton acquisition.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs, other intangibles (primarily related to customer relationships acquired in connection with the Corporation’s insurance agency acquisitions), and MSRs. At March 31, 2020, the Corporation had $19 million of other intangibles, compared to $20 million at December 31, 2019, of which $18 million was related to our insurance operations. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Core deposit intangibles
Gross carrying amount at the beginning of the year	$80,730	$58,100
Additions during the period	7,379	22,630
Accumulated amortization	(14,597)	(12,456)
Net book value	$73,512	$68,274
Amortization during the year	$2,141	$7,130
Other intangibles
Gross carrying amount at the beginning of the year	$38,970	$44,887
Additions during the period	200	—
Reductions due to sale	(343)	(217)
Accumulated amortization	(19,616)	(24,643)
Net book value	$19,211	$20,027
Amortization during the year	$673	$2,818
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSRs are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.
The Corporation evaluates its MSRs asset for impairment at minimum on a quarterly basis. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the MSRs asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSRs asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. During the first quarter of 2020, the Corporation recognized temporary impairment of $9 million driven by decreasing interest rates. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the MSRs asset.
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$67,607	$68,433
Additions from acquisition	1,357	—
Additions	2,359	11,606
Amortization	(3,635)	(12,432)
Mortgage servicing rights at end of period	$67,688	$67,607
Valuation allowance at beginning of period	$(302)	$(239)
(Additions) recoveries, net	(9,098)	(63)
Valuation allowance at end of period	$(9,399)	$(302)
Mortgage servicing rights, net	$58,289	$67,306
Fair value of mortgage servicing rights	$58,311	$72,532
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,548,600	$8,488,969
Mortgage servicing rights, net to servicing portfolio	0.68%	0.79%
Mortgage servicing rights expense(a)	$12,733	$12,494
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2020. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
Nine Months Ending December 31, 2020	$6,608	$2,008	$9,609
2021	8,811	2,653	13,307
2022	8,811	2,629	10,456
2023	8,811	2,610	8,279
2024	8,811	2,591	6,632
2025	8,811	2,302	5,372
Beyond 2025	22,849	4,418	14,032
Total Estimated Amortization Expense	$73,512	$19,211	$67,688

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

($ in Thousands)	March 31, 2020	December 31, 2019
Short-Term Funding
Federal funds purchased	$24,480	$362,000
Securities sold under agreements to repurchase	108,527	71,097
Federal funds purchased and securities sold under agreements to repurchase	133,007	433,097
Commercial paper	33,647	32,016
Total short-term funding	$166,654	$465,113
Long-Term Funding
Bank senior notes, at par, due 2021	$300,000	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Finance leases	2,210	2,209
Capitalized costs	(2,565)	(2,866)
Total long-term funding	549,644	549,343
Total short and long-term funding, excluding FHLB advances	$716,299	$1,014,456
FHLB Advances
Short-term FHLB advances	$550,000	$520,000
Long-term FHLB advances	2,664,194	2,660,967
Total FHLB advances	$3,214,194	$3,180,967

Total short and long-term funding	$3,930,493	$4,195,422
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of March 31, 2020, the Corporation pledged agency mortgage-related securities with a fair value of $202 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of March 31, 2020 and December 31, 2019 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2020
Repurchase agreements
Agency mortgage-related securities	$108,527	$—	$—	$—	$108,527
Total	$108,527	$—	$—	$—	$108,257
December 31, 2019
Repurchase agreements
Agency mortgage-related securities	$71,097	$—	$—	$—	$71,097
Total	$71,097	$—	$—	$—	$71,097

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
Finance Leases
In connection with the construction of a new branch in Oshkosh, Wisconsin, the Corporation entered into a 40-year land lease, maturing August 2059, with an option to purchase the underlying land in August 2022 for a fixed price of $1.2 million. The finance lease has a fixed interest rate of 3.99%. See Note 18 for additional disclosure regarding the Corporation’s leases.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $80 million of investment securities as collateral at March 31, 2020, and pledged $57 million of investment securities as collateral at December 31, 2019. At March 31, 2020, the Corporation posted $36 million of cash collateral compared to $14 million at December 31, 2019.
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
The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments as of March 31, 2020 and December 31, 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2020 and December 31, 2019. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	March 31, 2020				December 31, 2019
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,430,859	$220,445	$3,430,859	$30,449	$3,029,877	$77,024	$3,029,877	$13,073
Foreign currency exchange forwards	322,066	9,272	295,774	9,215	272,636	4,226	264,653	4,048
Commodity contracts	208,621	69,241	203,955	67,592	255,089	20,528	255,165	19,624
Mortgage banking(a)	343,193	12,454	471,000	10,972	255,291	2,527	263,000	710
Gross derivatives before netting		$311,413		$118,228		$104,305		$37,455
Less: Legally enforceable master netting agreements		2,847		2,847		10,410		10,410
Less: Cash collateral pledged/received		69,654		30,645		1,408		11,365
Total derivative instruments, after netting		$238,912		$84,736		$92,487		$15,680
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At March 31, 2020, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $829 million and is included in loans and investment securities, available for sale, at fair value on the consolidated balance sheets. This amount includes $5 million of hedging adjustments on the discontinued hedging relationships.

The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three months ended March 31, 2020 and 2019:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(322)	$(262)	$166	$—
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(322)	(262)	2,057	—
Derivatives designated as hedging instruments(a)	—	—	(1,891)	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three months ended March 31, 2020 and 2019:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended March 31,
($ in Thousands)		2020	2019
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$(3,090)	$(672)
Foreign currency exchange forwards	Capital markets, net	(122)	26
Commodity contracts	Capital markets, net	746	(567)
Interest rate lock commitments (mortgage)	Mortgage banking, net	9,928	824
Forward commitments (mortgage)	Mortgage banking, net	(10,262)	247

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
The following table presents the interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Investment Securities Received
($ in Thousands)		Derivative Assets Offset	Cash Collateral Received			Net amount
Derivative assets
March 31, 2020	$72,501	$(2,847)	$(69,654)	$—	$—	$—
December 31, 2019	11,864	(10,410)	(1,408)	45	—	45

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Investment Securities Pledged
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Pledged			Net amount
Derivative liabilities
March 31, 2020	$34,014	$(2,847)	$(30,645)	$523	$—	$523
December 31, 2019	22,189	(10,410)	(11,365)	413	—	413

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	March 31, 2020	December 31, 2019
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$8,483,952	$9,024,412
Commercial letters of credit(a)	7,966	7,081
Standby letters of credit(c)	265,406	277,969
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at March 31, 2020 or December 31, 2019.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million for both March 31, 2020 and December 31, 2019, as an estimate of the fair value of these financial instruments.
Lending-related Commitments
As a financial services provider, the Corporation routinely enters into commitments to extend credit. Such commitments are subject to the same credit policies and approval process accorded to loans made by the Corporation, with each customer’s creditworthiness evaluated on a case-by-case basis. The commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. The Corporation’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of those instruments. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the customer. Since a significant portion of commitments to extend credit are subject to specific restrictive loan covenants or may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements. An allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded commitments (including unfunded loan commitments and letters of credit). The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in Thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Allowance for Unfunded Commitments
Balance at beginning of period	$21,907	$24,336
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A
Balance at beginning of period, adjusted	40,597	24,336
Provision for unfunded commitments	15,500	(2,500)
Amount recorded at acquisition	179	70
Balance at end of period	$56,276	$21,907

The increase is a result of the Day 1 modified retrospective adjustment of $19 million for the adoption of ASU 2016-13. In addition, there was a $16 million increase to the provision for unfunded commitments driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology. See Note 3 Summary of Significant Accounting Policies and Note 7 of the notes to consolidated financial statements for additional information on the adoption of ASU 2016-13 and the allowance for unfunded commitments.
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments are recorded on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 10. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at March 31, 2020 was $282 million, compared to $248 million at December 31, 2019, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $6 million and $5 million for the three months ended March 31, 2020 and 2019, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $268 million at March 31, 2020 and $234 million at December 31, 2019.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $148 million and $123 million at March 31, 2020 and December 31, 2019, respectively.
For the three months ended March 31, 2020 and the year ended December 31, 2019, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $28 million and $26 million at March 31, 2020 and December 31, 2019, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of $2 million for both the three months ended March 31, 2020 and the year ended December 31, 2019. There were no loss reimbursement and settlement claims paid for the three months ended March 31, 2020 and were negligible for the year ended December 31, 2019. Make whole requests during 2019 and the first three months of 2020 generally arose from loans sold during the period of January 1, 2012 to December 31, 2019. Since January 1, 2012, loans sold totaled $12.7 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2020, approximately $7.4 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve was $1 million as of March 31, 2020 and $795,000 as of December 31, 2019.

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2020 and December 31, 2019, there were approximately $44 million and $39 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2020 and December 31, 2019, there were $42 million and $45 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2020 and December 31, 2019, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as probability of default and loss given default of the underlying loans to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of March 31, 2020 and December 31, 2019, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	March 31, 2020	December 31, 2019
Assets
Investment securities available for sale
U.S. government SBA agency securities	Level 2	$10,238	$—
Obligations of state and political subdivisions (municipal securities)	Level 2	508,636	546,160
Residential mortgage-related securities
FNMA / FHLMC	Level 2	104,485	132,660
GNMA	Level 2	823,787	985,139
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	22,773	21,728
GNMA	Level 2	1,114,443	1,310,207
FFELP asset backed securities	Level 2	341,424	263,693
Other debt securities	Level 2	3,000	3,000
Total investment securities available for sale	Level 2	2,928,787	3,262,586
Equity securities with readily determinable fair values	Level 1	1,618	1,646
Residential loans held for sale	Level 2	366,330	136,280
Interest rate-related instruments(a)	Level 2	220,445	77,024
Foreign currency exchange forwards(a)	Level 2	9,272	4,226
Commodity contracts(a)	Level 2	69,241	20,528
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	12,454	2,527
Liabilities
Interest rate-related instruments(a)	Level 2	$30,449	$13,073
Foreign currency exchange forwards(a)	Level 2	9,215	4,048
Commodity contracts(a)	Level 2	67,592	19,624
Forward commitments to sell residential mortgage loans	Level 3	10,972	710
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the three months ended March 31, 2020 and the year ended December 31, 2019, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Derivative Financial Instruments
Balance December 31, 2018	$140
Total net gains (losses) included in income
Mortgage derivative gain (loss)	1,681
Balance December 31, 2019	$1,817
Total net gains (losses) included in income
Mortgage derivative gain (loss)	(334)
Balance March 31, 2020	$1,482

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2020, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held for Sale):  The fair value is determined by the change in value from each loan’s rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At March 31, 2020, the closing ratio was 83%.
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

OREO: Certain OREO, upon initial recognition, was re-measured and reported at fair value through a charge off to the allowance for loan losses based upon the estimated fair value of the OREO, less estimated selling costs. The fair value of OREO, upon initial recognition or subsequent impairment, was estimated using appraised values or a broker opinion of value, which the Corporation classifies as a Level 2 nonrecurring fair value measurement.

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of March 31, 2020, the Corporation utilized the following valuation techniques and significant unobservable inputs:

Individually Evaluated Loans: The Corporation individually evaluates loans when a commercial loan relationship is in nonaccrual status or when a commercial and consumer loan relationship has its terms restructured in a TDR or when a loan meets the Corporation's definition of a probable TDR. Prior to January 1, 2020, management considered a loan impaired when it was probable that the Corporation would be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. See Note 7 for additional information regarding the Corporation’s individually evaluated loans.
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
These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from Treasury and the Community, Consumer, and Business segment to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Associated Mortgage Risk Management Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third party on an annual basis. See Note 8 for additional disclosure regarding the Corporation’s MSRs.
Equity Securities Without Readily Determinable Fair Values: The Corporation measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Included in equity securities without readily determinable fair values are 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering, carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation also acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are currently carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Visa Class B restricted shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Based on the current conversion factor, the Corporation expects 77,996 shares of Visa Class B to convert to 126,572 shares of Visa Class A upon the litigation resolution.
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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of March 31, 2020 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of March 31, 2020:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2019	$13,444
Carrying value changes	—
Carrying value as of March 31, 2020	$13,444

Cumulative upward carrying value changes between January 1, 2018 and March 31, 2020	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2020	$—

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
March 31, 2020
Assets
Individually evaluated loans(a)	Level 3	$103,108	Provision for credit losses	$(23,840)
OREO(b)	Level 2	1,382	Other noninterest expense	(806)
Mortgage servicing rights	Level 3	58,311	Mortgage banking, net	(9,098)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	—

December 31, 2019
Assets
Impaired loans(c)	Level 3	$45,792	Provision for credit losses(d)	$(66,172)
OREO(b)	Level 2	3,565	Other noninterest expense	(1,860)
Mortgage servicing rights	Level 3	72,532	Mortgage banking, net	(63)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	13,444
(a) Includes probable TDRs which are individually analyzed, net of the related allowance for loan losses.
(b) If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value, and is therefore not included in the table.
(c) Represents individually evaluated impaired loans, net of the related allowance for loan losses.
(d) Represents provision for credit losses on individually evaluated impaired loans.

Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include the fair value analysis in the goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.

The Corporation's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to MSRs and individually evaluated loans.
The table below presents information about these inputs and further discussion is found above:

March 31, 2020	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	14%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	7%	-	31%	15%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	5%	-	67%	44%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		March 31, 2020		December 31, 2019
	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
($ in Thousands)
Financial assets
Cash and due from banks	Level 1	$480,337	$480,337	$373,380	$373,380
Interest-bearing deposits in other financial institutions	Level 1	176,440	176,440	207,624	207,624
Federal funds sold and securities purchased under agreements to resell	Level 1	22,455	22,455	7,740	7,740
Investment securities held to maturity, net	Level 1	999	1,041	999	1,018
Investment securities held to maturity, net	Level 2	2,148,373	2,246,451	2,204,084	2,275,447
Investment securities available for sale	Level 2	2,928,787	2,928,787	3,262,586	3,262,586
Equity securities with readily determinable fair values	Level 1	1,618	1,618	1,646	1,646
Equity securities without readily determinable fair values	Level 3	13,444	13,444	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	222,922	222,922	227,347	227,347
Residential loans held for sale	Level 2	366,330	366,330	136,280	136,280
Commercial loans held for sale	Level 2	—	—	15,000	15,000
Loans, net	Level 3	24,027,841	24,072,251	22,620,068	22,399,621
Bank and corporate owned life insurance	Level 2	674,026	674,026	671,948	671,948
Derivatives (other assets)(a)	Level 2	298,958	298,958	101,778	101,778
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	12,454	12,454	2,527	2,527
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$23,028,235	$23,028,235	$21,156,261	$21,156,261
Brokered CDs and other time deposits(b)	Level 2	2,633,345	2,650,937	2,622,803	2,622,803
Short-term funding(c)	Level 2	166,654	166,654	465,113	465,113
Long-term funding	Level 2	549,644	606,233	549,343	588,774
FHLB advances	Level 2	3,214,194	3,394,222	3,180,967	3,207,793
Standby letters of credit(d)	Level 2	2,644	2,644	2,710	2,710
Derivatives (accrued expenses and other liabilities)(a)	Level 2	107,255	107,255	36,745	36,745
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	10,972	10,972	710	710
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The carrying amount is a reasonable estimate of fair value for existing short-term funding.
(d) The commitment on standby letters of credit was $265 million at March 31, 2020 and $278 million at December 31, 2019. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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

The First Staunton acquisition closed on February 14, 2020, and the employees who met the required criteria as a result of the transaction became eligible to participate in the RAP on February 15, 2020, with their vesting service credit based on their prior hours of service with First Staunton. See Note 2 for additional information on the First Staunton acquisition.
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
($ in Thousands)	2020	2019
Components of Net Periodic Benefit Cost
RAP
Service cost	$2,165	$1,925
Interest cost	2,008	2,413
Expected return on plan assets	(6,405)	(6,075)
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss (gain)	808	65
Total net periodic pension cost	$(1,444)	$(1,691)
Postretirement Plan
Interest cost	$20	$26
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss (gain)	—	(1)
Total net periodic benefit cost	$1	$6

The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the three months ended March 31, 2020 and 2019.
Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2019 Annual Report on Form 10-K and Note 3 in this Quarterly Report on Form 10-Q, with certain exceptions. The more significant of these exceptions are described herein.
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
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an allowance model using the methodologies described in Note 3 in this Quarterly Report on Form 10-Q. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDIs and other intangible assets associated with acquisitions and acquisition-related costs) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2019 Annual Report on Form 10-K.
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment and fiduciary products and services to individuals and small to mid-sized businesses. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses by providing lending, deposit solutions, and ancillary financial services, primarily insurance and risk consulting. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). All First Staunton and Huntington branch acquisition related costs are included in the Risk Management and Shared Services segment.
During the first quarter of 2020, the Corporation reassigned goodwill of approximately $4 million to the Corporate and Commercial Specialty segment from the Community, Consumer and Business segment as a result of a reorganization of the investment and fiduciary businesses. The goodwill reassigned was attributable to the Corporation's acquisition of Whitnell & Co. in 2017. Also effective in the first quarter of 2020, the marketing business unit, formerly part of the Risk Management and Shared Services segment, was reorganized under the Community, Consumer and Business segment.

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Net interest income	$113,478	$124,294
Net intersegment interest income (expense)	(12,336)	(19,927)
Segment net interest income	101,141	104,368
Noninterest income	34,802	27,394
Total revenue	135,943	131,762
Credit provision	13,174	13,833
Noninterest expense	52,598	56,340
Income (loss) before income taxes	70,172	61,589
Income tax expense (benefit)	13,126	11,920
Net income	$57,046	$49,669
Allocated goodwill	$530,144	$528,832

	Community, Consumer, and Business
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Net interest income	$74,927	$79,686
Net intersegment interest income (expense)	18,685	20,747
Segment net interest income	93,612	100,433
Noninterest income	57,650	58,275
Total revenue	151,262	158,708
Credit provision	5,108	4,685
Noninterest expense	116,431	112,917
Income (loss) before income taxes	29,723	41,106
Income tax expense (benefit)	6,242	8,632
Net income	$23,481	$32,473
Allocated goodwill	$661,244	$640,112

	Risk Management and Shared Services
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Net interest income	$14,537	$11,567
Net intersegment interest income (expense)	(6,349)	(821)
Segment net interest income	8,188	10,746
Noninterest income	5,854	5,533
Total revenue	14,042	16,280
Credit provision	34,719	(12,518)
Noninterest expense(a)	23,162	22,414
Income (loss) before income taxes	(43,838)	6,384
Income tax expense (benefit)	(9,149)	1,840
Net income	$(34,689)	$4,543
Allocated goodwill	$—	$—

	Consolidated Total
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Net interest income	$202,942	$215,547
Net intersegment interest income (expense)	—	—
Segment net interest income	202,942	215,547
Noninterest income	98,306	91,202
Total revenue	301,248	306,749
Credit provision	53,001	6,000
Noninterest expense	192,191	191,671
Income (loss) before income taxes	56,056	109,078
Income tax expense (benefit)	10,219	22,392
Net income	$45,838	$86,686
Allocated goodwill	$1,191,388	$1,168,944
(a) For the three months ended both March 31, 2020 and 2019, the Risk Management and Shared Services segment included $2 million and approximately $632,000 of acquisition related noninterest expense.
Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2020 and 2019, including changes during the preceding three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income (loss) before reclassifications	26,419	—	26,419
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(6,118)	—	(6,118)
Personnel expense	—	(38)	(38)
Other expense	—	808	808
Interest income	556	—	556
Income tax (expense) benefit	(5,225)	(193)	(5,418)
Net other comprehensive income (loss) during period	15,632	577	16,209
Balance March 31, 2020	$19,620	$(36,595)	$(16,974)

Balance December 31, 2018	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	30,490	—	30,490
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(1,680)	—	(1,680)
Personnel expense	—	(38)	(38)
Other expense	—	64	64
Interest income	69	—	69
Income tax (expense) benefit	(7,301)	(7)	(7,308)
Net other comprehensive income (loss) during period	21,578	20	21,597
Balance March 31, 2019	$(54,065)	$(49,310)	$(103,375)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Insurance commissions and fees	$76	$125
Wealth management fees(a)	15,806	15,099
Service charges and deposit account fees	3,551	3,498
Card-based fees(b)	515	434
Other revenue	788	293
Noninterest Income (in-scope of Topic 606)	$20,736	$19,449
Noninterest Income (out-of-scope of Topic 606)	14,066	7,945
Total Noninterest Income	$34,802	$27,394

	Community, Consumer, and Business
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Insurance commissions and fees	$22,529	$25,336
Wealth management fees(a)	5,010	5,080
Service charges and deposit account fees	11,665	11,599
Card-based fees(b)	9,045	8,812
Other revenue	2,286	2,271
Noninterest Income (in-scope of Topic 606)	$50,535	$53,098
Noninterest Income (out-of-scope of Topic 606)	7,115	5,177
Total Noninterest Income	$57,650	$58,275

	Risk Management and Shared Services
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Insurance commissions and fees	$3	$3
Wealth management fees(a)	—	—
Service charges and deposit account fees	5	19
Card-based fees(b)	47	49
Other revenue	23	120
Noninterest Income (in-scope of Topic 606)	$77	$191
Noninterest Income (out-of-scope of Topic 606)	5,777	5,342
Total Noninterest Income	$5,854	$5,533

	Consolidated Total
	Three Months Ended March 31,
($ in Thousands)	2020	2019
Insurance commissions and fees	$22,608	$25,464
Wealth management fees(a)	20,816	20,180
Service charges and deposit account fees	15,222	15,115
Card-based fees(b)	9,607	9,295
Other revenue	3,096	2,684
Noninterest Income (in-scope of Topic 606)	$71,348	$72,738
Noninterest Income (out-of-scope of Topic 606)	26,958	18,465
Total Noninterest Income	$98,306	$91,202
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Certain card-based fees are out-of-scope of Topic 606.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Insurance commissions and fees	The Corporation's insurance revenue has two distinct performance obligations. The first performance obligation is the selling of the policy as an agent for the carrier. This performance obligation is satisfied upon binding of the policy. The second performance obligation is the ongoing servicing of the policy which is satisfied over the life of the policy. For employee benefits, the payment is typically received monthly. For property and casualty, payments can vary, but are typically received at, or in advance, of the policy period.
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees are primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage commissions and fees(b)	Brokerage commissions and fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payments for these services are typically received immediately or in advance of the service.
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
These operating leases have original terms of 1 year or longer with remaining maturities up to 43 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any purchase options or optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.
The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.

Operating and finance lease costs and cash flows resulting from these leases are presented below:

($ in Thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating Lease Costs	$2,623	$2,905
Finance Lease Costs	36	—
Operating Lease Cash Flows	2,731	2,809
Finance Lease Cash Flows	21	—
The lease classifications on the consolidated balance sheets were as follows:

		March 31, 2020	December 31, 2019
($ in Thousands)	Consolidated Balance Sheets Category	Amount
Operating lease right-of-use asset	Premises and equipment	$43,321	$45,381
Finance lease right-of-use asset	Other assets	2,174	2,188
Operating lease liability	Accrued expenses and other liabilities	47,136	49,292
Finance lease liability	Other long-term funding	2,210	2,209
The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	March 31, 2020			December 31, 2019
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$37	0.81	2.72%	$46	0.83	2.72%
Retail and corporate offices	46,476	6.37	3.34%	48,940	6.49	3.34%
Land	6,533	9.32	3.20%	6,594	9.57	3.21%
Total operating leases	$53,046	6.71	3.33%	$55,580	6.83	3.32%
Finance leases
Land	$4,805	39.42	3.99%	$4,827	39.67	3.99%
Total finance leases	$4,805	39.42	3.99%	$4,827	39.67	3.99%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Amount
Nine Months Ending December 31, 2020	$7,992	$64	$8,056
2021	10,203	85	10,288
2022	7,914	85	7,999
2023	5,696	85	5,781
2024	5,058	88	5,147
Beyond 2024	16,183	4,398	20,581
Total lease payments	53,046	4,805	57,851
Less: interest	5,910	2,595	8,506
Present value of lease payments	$47,136	$2,210	$49,345
As of March 31, 2020 and December 31, 2019, additional operating leases, primarily retail and corporate offices, that have not yet commenced total $18 million and $16 million, respectively. In addition, finance leases that had not yet commenced at March 31, 2020 and December 31, 2019 total $2 million. These operating and finance leases will commence between April 2020 and October 2023 with lease terms of 2 years to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, in this Quarterly Report on Form 10-Q, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
On March 13, 2020, the President of the United States declared a national emergency in response to the global pandemic caused by COVID-19 which has led to stay-at-home orders around the country, including the three state footprint the Corporation does business. On March 27, 2020, the CARES Act was enacted to provide economic stimulus to impacted areas of the country. In response to this unprecedented declaration, the Corporation took the following actions to protect and support its customers, colleagues and communities:
Customers:
•The Corporation utilized the PPP to originate SBA loans designated to help businesses maintain their workforce during the COVID-19 pandemic.
•For consumers, the Corporation suspended certain transaction and late fees, initiated consumer and mortgage loan payment deferral and credit card payment relief programs, and suspended foreclosures and repossessions.
•For small businesses, the Corporation initiated loan payment deferral and credit card payment relief programs and suspended certain loan late fees.

Colleagues:
•Associated was one of the first banks to respond to the COVID-19 pandemic by transitioning to primarily online, mobile, and drive-thru service, with its lobbies available by appointment only, and suspending operations at 29 branches without drive-thrus.

•About 3,200 colleagues (68% of the Corporation's workforce) are working from home.

•Associated is continuing to pay colleagues whose work is affected by changes to its services and is offering disaster relief payments to non-exempt employees whose work requires them to be in the Corporation's facilities.

•The Corporation has also expanded its leave policies to accommodate personal or family health circumstances caused by COVID-19.

Communities:
•The Corporation donated $150,000 to local United Way chapters in Wisconsin, Illinois and Minnesota to fund community-based programs.

•The Corporation made a commitment of $50,000 each to the Give to MKE Responds Fund, the Chicago Community COVID-19 Response Fund and the Minnesota Disaster Recovery Fund (MDRF) to assist with housing and small business relief efforts.

See Recent Developments for an update on the current status of the Corporation's COVID-19 Relief Program efforts.

Performance Summary

•Average loans of $23.3 billion increased $205 million, or 1%, compared to the first three months of 2019. Average deposits of $24.3 billion decreased $264 million, or 1%, from the first three months of 2019. For 2020, the Corporation expects to maintain a loan to deposit ratio under 100%, excluding PPP loans.
•Net interest income of $203 million decreased $13 million, or 6%, from the first three months of 2019.
•Net interest margin was 2.84% compared to 2.90% for the first three months of 2019.
•Provision for credit losses was $53 million, compared to provision of $6 million for the first three months of 2019.
•Noninterest income of $98 million was up $7 million, or 8%, from the first three months of 2019. For 2020, the Corporation expects mortgage banking to remain solid due to elevated refinancing. The Corporation also anticipates lower service charges and other fee-based revenue due to the Corporation's COVID-19 Relief Program and expects lower wealth management fees resulting from weak market conditions for assets under management.
•Noninterest expense of $192 million was up $1 million from the first three months of 2019. For 2020, the Corporation anticipates the noninterest expense run rate to be flat from the first quarter of 2020 through the remainder of 2020.
•On January 1, 2020, the Corporation adopted ASU 2016-13 using the modified retrospective approach which resulted in an increase to the allowance for loan losses of $112 million and an increase to the allowance for unfunded commitments of $19 million for a total increase to the ACLL of $131 million. A corresponding after tax decrease to common equity of $98 million was recorded along with a deferred tax asset of $33 million, included in accrued expenses and other liabilities.
Table 1 Summary Results of Operations: Trends

($ in Thousands, except per share data)	1Q20	4Q19	3Q19	2Q19	1Q19
Net income	$45,838	$72,103	$83,339	$84,661	$86,686
Net income available to common equity	42,037	68,303	79,539	80,860	82,885
Earnings per common share - basic	0.27	0.43	0.50	0.49	0.50
Earnings per common share - diluted	0.27	0.43	0.49	0.49	0.50
Effective tax rate	18.23%	19.41%	20.09%	18.34%	20.53%

Table 2 Net Interest Income Analysis

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$8,380,113	$80,217	3.85%	$8,208,076	$85,418	4.13%	$8,376,163	$100,298	4.85%
Commercial real estate lending	5,329,568	57,499	4.34%	5,195,025	59,490	4.55%	5,117,926	65,512	5.19%
Total commercial	13,709,681	137,716	4.04%	13,403,101	144,908	4.29%	13,494,089	165,810	4.98%
Residential mortgage	8,404,351	69,961	3.33%	8,167,795	66,805	3.27%	8,366,452	73,981	3.54%
Retail	1,194,586	17,473	5.86%	1,212,438	18,422	6.06%	1,242,973	19,355	6.26%
Total loans	23,308,618	225,149	3.88%	22,783,334	230,135	4.02%	23,103,514	259,147	4.53%
Investment securities
Taxable	3,460,224	20,272	2.34%	3,624,465	21,056	2.32%	4,977,866	29,053	2.34%
Tax-exempt(a)	1,974,247	18,603	3.77%	1,929,374	18,269	3.79%	1,845,352	17,270	3.74%
Other short-term investments	473,604	3,304	2.81%	445,869	3,556	3.17%	468,449	4,226	3.65%
Investments and other	5,908,075	42,179	2.86%	5,999,708	42,881	2.86%	7,291,666	50,549	2.78%
Total earning assets	29,216,693	$267,329	3.67%	28,783,042	$273,015	3.78%	30,395,180	$309,695	4.11%
Other assets, net(d)	3,360,311			3,399,141			3,028,702
Total assets	$32,577,005			$32,182,183			$33,423,882
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$2,868,840	$1,800	0.25%	$2,714,191	$2,086	0.30%	$2,098,834	$1,150	0.22%
Interest-bearing demand	5,307,230	8,755	0.66%	5,138,116	11,458	0.88%	4,739,662	13,920	1.19%
Money market	6,538,658	10,806	0.66%	6,594,681	13,959	0.84%	7,388,174	20,786	1.14%
Network transaction deposits	1,434,128	4,601	1.29%	1,438,908	6,295	1.74%	2,225,027	13,626	2.48%
Time deposits	2,636,231	10,703	1.63%	2,746,978	12,080	1.74%	3,121,960	13,291	1.73%
Total interest-bearing deposits	18,785,088	36,666	0.79%	18,632,874	45,877	0.98%	19,573,656	62,773	1.30%
Federal funds purchased and securities sold under agreements to repurchase	194,406	368	0.76%	176,999	521	1.17%	177,361	627	1.43%
Other short-term funding	51,278	39	0.30%	27,708	28	0.40%	41,640	51	0.50%
FHLB advances	3,231,999	17,626	2.19%	2,909,462	16,623	2.27%	3,639,660	19,554	2.18%
Long-term funding	549,465	5,604	4.08%	585,024	5,918	4.05%	795,757	7,396	3.72%
Total short and long-term funding	4,027,149	23,637	2.36%	3,699,192	23,090	2.48%	4,654,418	27,628	2.40%
Total interest-bearing liabilities	22,812,237	$60,303	1.06%	22,332,066	$68,967	1.23%	24,228,074	$90,401	1.51%
Noninterest-bearing demand deposits	5,506,861			5,470,496			4,982,553
Other liabilities(d)	416,107			465,081			398,125
Stockholders’ equity	3,841,800			3,914,539			3,815,130
Total liabilities and stockholders’ equity	$32,577,005			$32,182,183			$33,423,882
Interest rate spread			2.61%			2.55%			2.60%
Net free funds			0.23%			0.28%			0.30%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$207,026	2.84%		$204,048	2.83%		$219,294	2.90%
Fully tax-equivalent adjustment		4,084			3,906			3,747
Net interest income		$202,942			$200,142			$215,547
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) During the third quarter of 2019, the Corporation made a change in accounting policy to offset derivative assets and liabilities and cash collateral with the same counterparty where it has a legally enforceable master netting agreement in place. Adoption of this change was voluntary and has been adopted retrospectively with March 31, 2019 restated.

Notable Contributions to the Change in Net Interest Income

• Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $203 million for the first three months of 2020 compared to $216 million for the first three months of 2019. Fully tax-equivalent net interest income of $207 million for the first three months of 2020 was $12 million, or 6%, lower than the first three months of 2019. The net interest margin for the first three months of 2020 was 2.84% compared to 2.90% for the first three months of 2019. The decreases were attributable to a lower interest rate environment. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
• Average earning assets of $29.2 billion for the first three months of 2020 were $1.2 billion, or 4%, lower than the first three months of 2019. Average loans of $23.3 billion for the first three months of 2020 increased $205 million, or 1%, from the first three months of 2019, primarily due to a $212 million, or 4%, increase in commercial real estate loans, while taxable investment securities decreased $1.5 billion, or 30%, as the Corporation used its investment portfolio as a source of funds in 2019 to reposition the balance sheet for a declining rate environment.
• Average interest-bearing liabilities of $22.8 billion for the first three months of 2020 were down $1.4 billion, or 6%, versus the first three months of 2019. On average, interest-bearing deposits decreased $789 million, or 4%, primarily driven by decreases in higher cost deposits such as network, time and money market accounts. Long-term funding decreased $246 million or 31%, primarily due to the redemption of $250 million of senior notes in October 2019.
• The cost of interest-bearing liabilities was 1.06% for the first three months of 2020, which was 45 bp lower than the first three months of 2019. The decrease was primarily due to a 51 bp decrease in the cost of average interest-bearing deposits to 0.79%, primarily due to the federal funds rate decreases that occurred since the first quarter of 2019.
•The Federal Reserve lowered the federal funds target interest rate twice in March 2020, totaling 150 bp, to a range of 0.00% to 0.25%, compared to a range of 2.25% to 2.50% at the end of the first quarter of 2019.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2020 was the Moody's baseline scenario from March 27, 2020 over a 1 year reasonable and supportable period with immediate reversion to historical losses. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses.

Noninterest Income
Table 3 Noninterest Income

						1Q20 Change vs
($ in Thousands)	1Q20	4Q19	3Q19	2Q19	1Q19	4Q19	1Q19
Insurance commissions and fees	$22,608	$19,701	$20,954	$22,985	$25,464	15%	(11)%
Wealth management fees(a)	20,816	21,582	21,015	20,691	20,180	(4)%	3%
Service charges and deposit account fees	15,222	16,032	16,561	15,426	15,115	(5)%	1%
Card-based fees	9,597	9,906	10,456	10,131	9,261	(3)%	4%
Other fee-based revenue	4,497	4,696	5,085	5,178	3,983	(4)%	13%
Total fee-based revenue	72,740	71,918	74,071	74,411	74,003	1%	(2)%
Capital markets, net	7,935	7,647	4,300	4,726	3,189	4%	149%
Mortgage servicing fees, net(b)	2,062	2,104	2,473	2,787	2,777	(2)%	(26)%
Gains (losses) and fair value adjustments on loans held for sale	9,756	4,542	4,043	6,704	2,056	115%	N/M
Fair value adjustment on portfolio loans transferred to held for sale	3,423	—	4,456	—	—	N/M	N/M
Mortgage servicing rights (impairment) recovery	(9,098)	114	(31)	(24)	(121)	N/M	N/M
Mortgage banking, net	6,143	6,760	10,940	9,466	4,712	(9)%	30%
Bank and corporate owned life insurance	3,094	3,364	4,337	3,352	3,792	(8)%	(18)%
Other	2,352	2,822	2,537	2,547	3,260	(17)%	(28)%
Subtotal	92,264	92,510	96,185	94,504	88,956	—%	4%
Asset gains (losses), net(c)	(77)	398	877	871	567	N/M	N/M
Investment securities gains(losses), net	6,118	26	3,788	463	1,680	N/M	N/M
Total noninterest income	$98,306	$92,934	$100,850	$95,837	$91,202	6%	8%
Mortgage loans originated for sale during period	$310,254	$266,503	$365,108	$296,660	$162,521	16%	91%
Mortgage loan settlements during period	$297,265	$268,348	$616,630	$272,257	$159,842	11%	86%
Mortgage portfolio loans transferred to held for sale during period	$199,587	$—	$242,382	$—	$—	N/M	N/M
Assets under management, at market value(d)	$10,454	$12,104	$11,604	$11,475	$11,192	(14)%	(7)%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(c) 2Q19 includes less than $1 million of Huntington related asset losses.
(d) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income

•Capital markets, net was up $5 million from the first three months of 2019, driven by interest rate swap fees.
•Mortgage banking, net was up $1 million, or 30%, from the first three months of 2019. During the quarter, the Corporation recognized a $3 million fair value adjustment on $200 million of portfolio loans transferred to held for sale and an $8 million increase in gains and fair value adjustments on loans held for sale, the latter due to higher refinance activity, partially offset by an increase of $9 million in MSRs impairment driven by rates.
•Investment securities gains (losses), net was up $4 million from the first three months of 2019, as the Corporation sold prepayment sensitive mortgage-related securities for a gain of $6 million during the quarter.

Noninterest Expense
Table 4 Noninterest Expense

						1Q20 Change vs
($ in Thousands)	1Q20	4Q19	3Q19	2Q19	1Q19	4Q19	1Q19
Personnel	$114,200	$120,614	$123,170	$123,228	$120,050	(5)%	(5)%
Technology	20,799	22,731	20,572	20,114	19,012	(8)%	9%
Occupancy	16,069	16,933	15,164	13,830	16,472	(5)%	(2)%
Business development and advertising	5,826	8,316	7,991	6,658	6,636	(30)%	(12)%
Equipment	5,439	5,970	6,335	5,577	5,668	(9)%	(4)%
Legal and professional	5,160	5,559	5,724	4,668	3,951	(7)%	31%
Loan and foreclosure costs	3,120	3,262	1,638	1,814	2,146	(4)%	45%
FDIC assessment	5,500	4,000	4,000	4,500	3,750	38%	47%
Other intangible amortization	2,814	2,712	2,686	2,324	2,226	4%	26%
Acquisition related costs(a)	1,721	1,325	1,629	3,734	632	30%	172%
Other	11,543	12,187	12,021	11,331	11,128	(5)%	4%
Total noninterest expense	$192,191	$203,609	$200,930	$197,779	$191,671	(6)%	—%
Average full-time equivalent employees(b)	4,631	4,696	4,782	4,666	4,660	(1)%	(1)%
(a) Includes Huntington branch and First Staunton acquisition related costs only
(b) Average full-time equivalent employees without overtime

Notable Contributions to the Change in Noninterest Expense
•Personnel expense decreased $6 million, or 5%, from the first three months of 2019, primarily driven by a decrease in funding for the management incentive plan.
•Technology expense increased $2 million, or 9%, from the first three months of 2019, reflecting the Corporation's continuous investment in new technology.
•The Corporation's FDIC assessment increased $2 million, or 47%, from the first three months of 2019, due to expected increases resulting from asset growth.
Income Taxes

The Corporation recognized income tax expense of $10 million for the three months ended March 31, 2020, compared to income tax expense of $22 million for the three months ended March 31, 2019. The Corporation's effective tax rate was 18.23% for the first three months of 2020, compared to an effective tax rate of 20.53% for the first three months of 2019. The lower effective tax rate and income tax expense during the first three months of 2020 was primarily due to a decrease in income before taxes.

Income tax expense recorded on the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section Critical Accounting Policies, in the Corporation’s 2019 Annual Report on Form 10-K for additional information on income taxes.

Balance Sheet Analysis
•At March 31, 2020, total assets were $33.9 billion, up $1.5 billion, or 5%, from December 31, 2019 and up $227 million, or 1%, from March 31, 2019.
•Investment securities, net at March 31, 2020 were $5.1 billion, down $390 million, or 7%, from December 31, 2019 and down $1.6 billion, or 24%, from March 31, 2019. During 2019, the Corporation used its investment portfolio as a source of funds and sought to reposition its investments for the declining interest rate environment. During the first quarter of 2020, the Corporation sold $281 million of primarily prepayment sensitive mortgage-related securities at a gain of $6 million.
•Loans of $24.4 billion at March 31, 2020 were up $1.5 billion, or 7%, from December 31, 2019 and were up $1.2 billion or 5%, from March 31, 2019. During the first quarter of 2020, commercial loans were up as customers drew on lines of credit. The Corporation added $370 million in loans from the First Staunton acquisition during the first quarter of 2020.
•Residential loans held for sale at March 31, 2020 were $366 million, up $230 million from December 31, 2019 and up $285 million from March 31, 2019. During March 2020, the Corporation transferred $200 million of portfolio residential mortgages related to a portfolio loan sale that settled in April 2020.
•At March 31, 2020, total deposits of $25.7 billion were up $1.9 billion, or 8%, from December 31, 2019 and were up $129 million, or 1%, from March 31, 2019. During the first quarter of 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition and deposit inflows from customers likely building cash in March in response to the COVID-19 pandemic. See section Deposits and Customer Funding for additional information on deposits.
•On January 1, 2020, the Corporation adopted ASU 2016-13 using the modified retrospective approach which resulted in an increase to the allowance for loan losses of $112 million and an increase to the allowance for unfunded commitments of $19 million for a total increase to the ACLL of $131 million. A corresponding after tax decrease to common equity of $98 million was recorded along with a deferred tax asset of $33 million, included in accrued expenses and other liabilities.
Loans
Table 5 Period End Loan Composition

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$8,517,974	35%	$7,354,594	32%	$7,495,623	33%	$7,579,384	33%	$7,587,597	33%
Commercial real estate — owner occupied	940,687	4%	911,265	4%	915,524	4%	942,811	4%	932,393	4%
Commercial and business lending	9,458,661	39%	8,265,858	36%	8,411,147	37%	8,522,194	37%	8,519,990	37%
Commercial real estate — investor	4,038,036	17%	3,794,517	17%	3,803,277	17%	3,779,201	16%	3,809,253	16%
Real estate construction	1,544,858	6%	1,420,900	6%	1,356,508	6%	1,394,815	6%	1,273,782	6%
Commercial real estate lending	5,582,894	23%	5,215,417	23%	5,159,784	23%	5,174,016	22%	5,083,035	22%
Total commercial	15,041,555	62%	13,481,275	59%	13,570,932	60%	13,696,210	59%	13,603,025	59%
Residential mortgage	8,132,417	33%	8,136,980	36%	7,954,801	35%	8,277,479	36%	8,323,846	36%
Home Equity	844,901	3%	852,025	4%	879,642	4%	916,213	4%	868,886	4%
Other consumer	346,761	1%	351,159	2%	349,335	2%	360,065	2%	352,602	2%
Total consumer	9,324,079	38%	9,340,164	41%	9,183,778	40%	9,553,757	41%	9,545,333	41%
Total loans(a)	$24,365,633	100%	$22,821,440	100%	$22,754,710	100%	$23,249,967	100%	$23,148,359	100%
(a) During the first quarter of 2020, the Corporation transferred $200 million of portfolio residential mortgages to residential loans held for sale, which are not included in total loans.

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2019 and the first three months of 2020. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of March 31, 2020 are summarized in the following table.
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
Commercial and industrial	$7,928,324	$464,440	$125,210	$8,517,974	35%
Commercial real estate — owner occupied	490,057	259,502	191,128	940,687	4%
Commercial real estate — investor	3,548,559	391,528	97,948	4,038,036	17%
Real estate construction	1,491,885	50,400	2,574	1,544,858	6%
Residential Mortgage - Adjustable(b)	645,758	2,588,545	1,995,692	5,229,995	21%
Residential Mortgage - Fixed	32,133	92,691	2,777,599	2,902,422	12%
Home Equity	38,967	116,455	689,479	844,901	3%
Other Consumer	150,970	64,056	131,735	346,761	1%
Total Loans	$14,326,654	$4,027,615	$6,011,364	$24,365,633	100%
Fixed rate	$6,326,872	$1,125,198	$3,307,421	$10,759,490	44%
Floating or adjustable rate	7,999,782	2,902,418	2,703,944	13,606,143	56%
Total	$14,326,654	$4,027,615	$6,011,364	$24,365,633	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At March 31, 2020, $19.9 billion, or 82%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2020, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

March 31, 2020	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	8%	19%
Power and Utilities	7%	17%
Real Estate	6%	15%
Finance and Insurance	6%	15%
The remaining commercial and business lending portfolio is spread over a diverse range of industries, none of which exceed 2% of total loans.
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
Oil and gas lending: The Corporation provides reserve based loans to oil and gas exploration and production firms. At March 31, 2020, the oil and gas portfolio was comprised of 35 credits, totaling $466 million of outstanding balances, which represents less than 2% of the Corporation's total loans. The decrease in balances from March 31, 2019 continue to be driven by a purposeful reduction in exposure to the Corporation's higher-leveraged borrowers.

The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are first lien, reserve-based, and borrowing base dependent lines of credit. The portfolio is diversified across all major U.S. geographic basins and is diversified by product line with approximately 62% in oil and 38% in gas at March 31, 2020. Borrowing base re-determinations for the portfolio are generally completed twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 8 Oil and Gas Loan Portfolio

($ in Millions)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Pass	$361	$408	$493	$589	$677
Special mention	10	9	20	—	—
Potential problem	67	43	32	4	27
Nonaccrual	29	23	36	63	51
Total oil and gas related loans	$466	$484	$582	$657	$754
Quarter net charge offs/(recoveries)	$9	$10	$21	$10	$4
Oil and gas related allowance for loan losses	75	12	21	25	11
Oil and gas related ACLL on loans	78	13	22	25	12
Oil and gas allowance for loan losses to total oil and gas loans	N/A	2.6%	3.7%	3.8%	1.5%
Oil and gas ACLL to total oil and gas loans	16.6%	2.7%	3.8%	3.9%	1.6%
•The ACLL attributable to oil and gas related credits (included within the commercial and industrial ACLL) was $78 million at March 31, 2020, compared to $13 million at December 31, 2019 and $12 million at March 31, 2019. The increase is primarily the result of the adoption of ASU 2016-13, which leverages the price of oil and gas in the determination of both the ACLL and the allowance associated with probable TDRs.
The adoption impact of ASU 2016-13 for oil and gas loans was included within the commercial and industrial line item of the adoption table in Note 3 Summary of Significant Accounting Policies. The following table provides a summary of the changes in the ACLL in the Corporation's oil and gas loan portfolio as a result of adopting ASU 2016-13.
Table 9 Oil and Gas Impact of Adopting ASU 2016-13

	December 31, 2019		January 1, 2020
($ in Millions)	Allowance for Loan Loss	Allowance for Unfunded Commitment	CECL Day 1 Adjustment	ACLL
Oil and Gas	$12	$1	$55	$69
The following tables provides a summary of the changes in ACLL in the Corporation's oil and gas loan portfolio at March 31, 2020 and a summary of the changes in allowance for loan losses in the Corporation's oil and gas loan portfolio at December 31, 2019.
Table 10 Allowance for Credit Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	Mar. 31, 2020	ACLL / Loans
Allowance for loan losses	$12	$53	$66	$(9)	$—	$(9)	$19	$75
Allowance for unfunded commitments	1	2	3	—	—	—	(1)	2
Allowance for credit losses on loans	$13	$55	$69	$(9)	$—	$(9)	$18	$78	16.6%
Table 11 Allowance for Loan Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2018	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	Dec. 31, 2019
Allowance for loan losses	$12	$(50)	$5	$(44)	$45	$12

Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 12 Largest Commercial Real Estate Investor Property Type Exposures

March 31, 2020	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	30%
Office	4%	24%
Retail	4%	22%
Industrial	3%	16%
The remaining commercial real estate-investor portfolio is spread over various other property types, none of which exceed 2% of total loans.
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
Table 13 Largest Real Estate Construction Property Type Exposures

March 31, 2020	% of Total Loans	% of Total Real Estate Construction
Multi-Family	2%	37%

The remaining real estate construction portfolio is spread over various other property types, none of which exceed 2% of total loans.
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2020. The majority of the on balance sheet residential mortgage portfolio consists of hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years.
The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its balance sheet. During the first quarter of 2020, the Corporation transferred $200 million of portfolio residential mortgages to residential loans held for sale related to a portfolio loan sale that settled in April 2020, in order to reduce the Corporation's exposure to prepayment risk in the current low risk environment. See section Loans for additional information on loans.

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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original cumulative LTV against the property securing the loan. Subsequent to the end of the quarter, in the volatile economic environment, the Corporation reduced its exposure by reducing its maximum LTV on home equity lines of credit from 90% to 80%, among other changes, while maintaining the minimum acceptable FICO at 670. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. The Corporation has significantly curtailed its offerings of fixed-rate, closed-end home equity loans. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. See section Loans for additional information on loans.
Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $130 million and $136 million of student loans at March 31, 2020 and December 31, 2019, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic and the passage of the CARES Act, government guaranteed student loans have been placed on an administrative forbearance through September 30, 2020. Credit risk for non-government guaranteed student loans, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 14 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and other NPAs:
Table 14 Nonperforming Assets

($ in Thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Nonperforming assets
Commercial and industrial	$58,854	$46,312	$56,536	$84,151	$73,379
Commercial real estate — owner occupied	1,838	67	68	571	890
Commercial and business lending	60,692	46,380	56,604	84,722	74,269
Commercial real estate — investor	1,091	4,409	4,800	1,485	776
Real estate construction	486	493	542	427	739
Commercial real estate lending	1,577	4,902	5,342	1,912	1,516
Total commercial	62,269	51,282	61,946	86,634	75,784
Residential mortgage	64,855	57,844	57,056	68,166	67,323
Home equity	9,378	9,104	9,828	11,835	12,300
Other consumer	215	152	109	72	149
Total consumer	74,448	67,099	66,993	80,073	79,772
Total nonaccrual loans	136,717	118,380	128,939	166,707	155,556
Commercial real estate owned	3,105	3,530	3,603	3,314	3,434
Residential real estate owned	5,994	5,696	4,791	3,508	3,740
Bank properties real estate owned	13,431	11,874	11,230	11,533	5,112
OREO	22,530	21,101	19,625	18,355	12,286
Other nonperforming assets	6,004	6,004	6,004	—	—
Total nonperforming assets	$165,251	$145,485	$154,568	$185,062	$167,843
Accruing loans past due 90 days or more
Commercial	$436	$342	$266	$293	$287
Consumer	1,819	1,917	1,720	1,795	1,931
Total accruing loans past due 90 days or more	$2,255	$2,259	$1,986	$2,088	$2,218
Restructured loans (accruing)(a)
Commercial	$18,767	$18,944	$17,842	$19,367	$19,480
Consumer	7,618	7,097	6,487	26,114	27,068
Total restructured loans (accruing)	$26,384	$26,041	$24,329	$45,481	$46,548
Nonaccrual restructured loans (included in nonaccrual loans)	$24,204	$22,494	$16,293	$24,332	$24,172
Ratios
Nonaccrual loans to total loans	0.56%	0.52%	0.57%	0.72%	0.67%
NPAs to total loans plus OREO	0.68%	0.64%	0.68%	0.80%	0.72%
NPAs to total assets	0.49%	0.45%	0.47%	0.56%	0.50%
Allowance for loan losses to nonaccrual loans	N/A	170.10%	166.30%	140.16%	151.12%
Allowance for credit losses on loans to nonaccrual loans	288.24%	188.61%	184.07%	153.30%	167.73%
(a) Does not include any restructured loans related to COVID-19 in accordance with regulatory guidance.

Table 14 Nonperforming Assets (continued)

($ in Thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Accruing loans 30-89 days past due
Commercial and industrial	$976	$821	$426	$4,909	$3,295
Commercial real estate — owner occupied	51	1,369	2,646	2,018	6,066
Commercial and business lending	1,027	2,190	3,073	6,926	9,361
Commercial real estate — investor	14,462	1,812	636	1,382	1,090
Real estate construction	179	97	595	151	6,773
Commercial real estate lending	14,641	1,909	1,232	1,532	7,863
Total commercial	15,668	4,099	4,304	8,459	17,224
Residential mortgage	10,102	9,274	8,063	9,756	13,274
Home equity	7,001	5,647	4,798	5,827	6,363
Other consumer	1,777	2,083	2,203	1,838	2,364
Total consumer	18,879	17,005	15,063	17,422	22,001
Total accruing loans 30-89 days past due	$34,547	$21,104	$19,367	$25,881	$39,225
Potential problem loans
Commercial and industrial	$149,747	$110,308	$59,427	$58,658	$111,772
Commercial real estate — owner occupied	15,802	19,889	22,624	24,237	48,929
Commercial and business lending	165,550	130,197	82,051	82,895	160,701
Commercial real estate — investor	61,030	29,449	49,353	77,766	70,613
Real estate construction	1,753	—	544	3,166	4,600
Commercial real estate lending	62,783	29,449	49,897	80,932	75,213
Total commercial	228,333	159,646	131,948	163,828	235,914
Residential mortgage	3,322	1,451	1,242	1,983	5,351
Home equity	2,238	—	—	32	91
Total consumer	5,559	1,451	1,242	2,014	5,443
Total potential problem loans	$233,892	$161,097	$133,189	$165,842	$241,357
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 7 Loans of the notes to consolidated financial statements for additional nonaccrual loan disclosures. See also Allowance for Credit Losses.
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
Potential problem loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for loan losses. Potential problem loans are generally defined by management to include loans rated as substandard by management but that are not individually evaluated (i.e., nonaccrual loans and accruing TDRs); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans.
OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation’s risk of loss. OREO properties increased $1 million, or 7%, from December 31, 2019, primarily driven by the pending disposition of recently consolidated First Staunton branches, and increased $10 million, or 83%, from March 31, 2019, primarily driven by the pending disposition of consolidated Huntington and First Staunton branches.
Other nonperforming assets: The asset balance as of March 31, 2020 represents the Bank's units of ownership interest in an oil and gas limited liability company as a result of a partial settlement of a debt.

Allowance for Credit Losses on Loans
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and the minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled Credit Risk. See Note 7 Loans of the notes to consolidated financial statements for additional disclosures on the ACLL.
To assess the appropriateness of the ACLL, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast, updated at the end of March, in the allowance model. The forecast is applied over a 1 year reasonable and supportable period with immediate reversion to historical long run losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting policy, see section Critical Accounting Policies for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 14 provides additional information regarding NPAs, and Table 15 and Table 16 provide additional information regarding activity in the ACLL.
The methodology used for the allocation of the ACLL at March 31, 2020 and December 31, 2019 was generally comparable. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the ACLL with loss factors by loan segment. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 15 Allowance for Credit Losses on Loans

($ in Thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Allowance for Loan Losses
Balance at beginning of period	$201,371	$214,425	$233,659	$235,081	$238,023
Cumulative effect of ASU 2016-13 adoption (CECL)	112,457	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	313,828	214,425	233,659	235,081	238,023
Provision for loan losses	34,957	1,000	1,000	12,000	4,500
Provision for loan losses recorded at acquisition	2,543	N/A	N/A	N/A	N/A
Allowance for PCD loans for bank acquisition	3,504	N/A	N/A	N/A	N/A
Charge offs	(19,308)	(16,752)	(26,313)	(15,761)	(15,486)
Recoveries	2,268	2,699	6,079	2,339	8,044
Net (charge offs) recoveries	(17,040)	(14,054)	(20,234)	(13,421)	(7,442)
Balance at end of period	$337,793	$201,371	$214,425	$233,659	$235,081
Allowance for Unfunded Commitments
Balance at beginning of period	$21,907	$22,907	$21,907	$25,836	$24,336
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	40,597	22,907	21,907	25,836	24,336
Provision for unfunded commitments	15,500	(1,000)	1,000	(4,000)	1,500
Amount recorded at acquisition	179	—	—	70	—
Balance at end of period	$56,276	$21,907	$22,907	$21,907	$25,836
Allowance for credit losses on loans	$394,069	$223,278	$237,331	$255,566	$260,917
Provision for credit losses on loans(a)	53,000	—	2,000	8,000	6,000
Net loan (charge offs) recoveries
Commercial and industrial	$(15,049)	$(11,917)	$(19,918)	$(12,177)	$(7,428)
Commercial real estate — owner occupied	—	—	1,483	(104)	1,193
Commercial and business lending	(15,048)	(11,917)	(18,435)	(12,281)	(6,235)
Commercial real estate — investor	—	—	(3)	3	31
Real estate construction	11	72	20	151	—
Commercial real estate lending	11	72	17	153	31
Total commercial	(15,037)	(11,845)	(18,418)	(12,127)	(6,203)
Residential mortgage	(912)	(1,415)	(393)	(365)	(457)
Home equity	71	480	(275)	239	309
Other consumer	(1,162)	(1,274)	(1,148)	(1,169)	(1,090)
Total consumer	(2,003)	(2,208)	(1,816)	(1,294)	(1,239)
Total net (charge offs) recoveries	$(17,040)	$(14,054)	$(20,234)	$(13,421)	$(7,442)
Ratios
Allowance for loan losses to total loans	N/A	0.88%	0.94%	1.00%	1.02%
Allowance for credit losses on loans to total loans	1.62%	0.98%	1.04%	1.10%	1.13%
Allowance for loan losses to net charge offs (annualized)	N/A	3.6x	2.7x	4.3x	7.8x
Allowance for credit losses on loans to net charge offs (annualized)	5.7x	4.0x	3.0x	4.7x	8.6x
(a) Includes the provision for loan losses and the provision for unfunded commitments.

Table 16 Annualized net (charge offs) recoveries(a)

(In basis points)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net loan (charge offs) recoveries
Commercial and industrial	(81)	(65)	(104)	(64)	(40)
Commercial real estate — owner occupied	—	—	63	(4)	53
Commercial and business lending	(72)	(58)	(86)	(57)	(30)
Real estate construction	—	2	1	5	—
Commercial real estate lending	—	1	—	1	—
Total commercial	(44)	(35)	(53)	(35)	(19)
Residential mortgage	(4)	(7)	(2)	(2)	(2)
Home equity	3	22	(12)	11	14
Other consumer	(134)	(145)	(129)	(132)	(123)
Total consumer	(8)	(9)	(8)	(5)	(5)
Total net (charge offs) recoveries	(29)	(24)	(35)	(23)	(13)
(a) Annualized ratio of net charge offs to average loans by loan type.

The following table illustrates the effect of the Day 1 adoption of ASU 2016-13 as well as the quarterly increase in the ACLL as of March 31, 2020:
Table 17 Allowance for Credit Losses on Loans by Loan Portfolio

($ in Thousands)	December 31, 2019	CECL Day 1 Adjustment	ACLL Beginning Balance	Net ACLL Build	March 31, 2020	ACLL / Loans
Commercial and industrial	$103,409	$48,921	$152,330	$36,458	$188,788	2.22%
Commercial real estate - owner occupied	10,411	(1,851)	8,560	1,993	10,553	1.12%
Commercial and business lending	113,820	47,070	160,890	38,451	199,342	2.11%
Commercial real estate - investor	41,044	2,287	43,331	(785)	42,546	1.05%
Real estate construction	32,447	25,814	58,261	7,428	65,688	4.25%
Commercial real estate lending	73,490	28,101	101,591	6,643	108,235	1.94%
Total Commercial	187,311	75,171	262,482	45,094	307,577	2.04%
Residential mortgage	16,960	33,215	50,175	(6,227)	43,947	0.54%
Home equity	11,964	14,240	26,204	39	26,244	3.11%
Other consumer	7,044	8,520	15,564	737	16,302	4.70%
Total consumer	35,968	55,975	91,943	(5,450)	86,493	0.93%
Total allowance for credit losses on loans	$223,278	$131,147	$354,425	$39,643	$394,069	1.62%
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $1.5 billion, or 7%, from December 31, 2019 and increased $1.2 billion, or 5%, from March 31, 2019. During the first quarter of 2020, commercial loans were up as customers drew on lines of credit. In addition, the Corporation added $370 million in loans from the First Staunton acquisition during the first quarter of 2020. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•Potential problem loans increased $73 million, or 45%, from December 31, 2019 primarily due to increases in potential problem commercial and industrial and commercial real estate - investor loans. See Table 14 for additional information on the changes in potential problem loans.

•Total nonaccrual loans increased $18 million, or 15%, from December 31, 2019, primarily due to an increase in nonaccrual commercial and industrial and residential mortgage loans, but decreased $19 million, or 12%, from March 31, 2019, primarily due to a decrease in commercial and industrial loans. See Note 7 Loans of the notes to consolidated financial statements and Table 14 for additional disclosures on the changes in asset quality.

•Year-to-date net charge offs increased $10 million from March 31, 2019, primarily driven by an increase in commercial and industrial charge offs. See Table 15 and Table 16 for additional information regarding the activity in the ACLL.

Management believes the level of ACLL to be appropriate at March 31, 2020.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 18 Period End Deposit and Customer Funding Composition

	March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019		March 31, 2019
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,107,386	24%	$5,450,709	23%	$5,503,223	23%	$5,354,987	21%	$5,334,154	21%
Savings	3,033,039	12%	2,735,036	12%	2,643,950	11%	2,591,173	10%	2,215,857	9%
Interest-bearing demand	6,170,071	24%	5,329,717	22%	5,434,955	22%	6,269,035	25%	5,226,362	20%
Money market	7,717,739	30%	7,640,798	32%	7,930,676	32%	7,691,775	30%	9,005,018	35%
Brokered CDs	65,000	—%	5,964	—%	16,266	—%	77,543	—%	387,459	2%
Other time	2,568,345	10%	2,616,839	11%	2,893,493	12%	3,289,709	13%	3,364,206	13%
Total deposits	$25,661,580	100%	$23,779,064	100%	$24,422,562	100%	$25,274,222	100%	$25,533,057	100%
Customer funding(a)	142,174		103,113		108,369		104,973		146,027
Total deposits and customer funding	$25,803,754		$23,882,177		$24,530,932		$25,379,195		$25,679,083
Network transaction deposits(b)	$1,731,996		$1,336,286		$1,527,910		$1,805,141		$2,204,204
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$24,006,758		$22,539,927		$22,986,756		$23,496,510		$23,087,421
Time deposits of more than $250,000	$756,195		$861,183		$1,074,990		$1,433,516		$1,634,965
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•Deposits are the Corporation’s largest source of funds.
•Total deposits increased $1.9 billion, or 8%, from December 31, 2019 and increased $129 million, or 1%, from March 31, 2019. On February 14, 2020, the Corporation assumed $439 million in deposits from the acquisition of First Staunton. Additionally in March 2020, the Corporation saw deposit inflows from customers likely building cash in response to the COVID-19 pandemic.
•Savings accounts increased $298 million, or 11%, from December 31, 2019 and increased $817 million, or 37%, from March 31, 2019, primarily due to the addition of a premium savings deposit product.
•Money market deposits increased $77 million, or 1%, from December 31, 2019, but decreased $1.3 billion, or 14%, from March 31, 2019. The change from March 31, 2019 was primarily due to the reduction in higher cost network deposits as well as a migration of certain customers to a premium savings product.
•Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts comprised 90% of the Corporation's total deposits at March 31, 2020.
•Included in the above amounts were $1.7 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 7% of the Corporation's total deposits at March 31, 2020. Network deposits increased $396 million, or 30%, from December 31, 2019, but decreased $472 million, or 21%, from March 31, 2019.
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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2020, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of March 31, 2020, the Bank had $3.6 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2020, the Bank had $1.3 billion available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $34 million was outstanding as of March 31, 2020.
•Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital, which are also funding sources for the Parent Company.
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
•Bank issuances; the Bank may also issue institutional CDs, network transaction deposits, and brokered CDs.
•Global Bank Note Program issuances; the Bank has implemented the program pursuant to which it may from time to time offer up to $2.0 billion aggregate principal amount of its unsecured senior and subordinated notes. In August 2018, the Bank issued $300 million of senior notes, due August 2021, and callable July 2021.

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at March 31, 2020 are displayed below:
Table 19 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Stable	Stable

For the three months ended March 31, 2020, net cash used in operating activities and investing activities was $20 million and $928 million, respectively, while net cash provided by financing activities was $1.0 billion for a net increase in cash, cash equivalents, and restricted cash of $90 million since year-end 2019. At March 31, 2020, assets of $33.9 billion increased $1.5 billion, or 5%, from year-end 2019, primarily driven by a $1.4 billion, or 6%, increase in loans, net. On February 14, 2020, the Corporation added $370 million in loans from the First Staunton acquisition. On the funding side, deposits of $25.7 billion increased $1.9 billion, or 8%, from year-end. On February 14, 2020, the Corporation assumed $439 million of deposits from the

First Staunton acquisition. Additionally in March 2020, the Corporation saw deposit inflows from customers likely building cash in response to the COVID-19 pandemic.
For the three months ended March 31, 2019, net cash used in operating activities, investing activities, and financing activities was $14 million, $163 million, and $54 million, respectively, for a net decrease in cash, cash equivalents, and restricted cash of $230 million since year-end 2018. At March 31, 2019, assets of $33.7 billion increased $66 million, or less than 1%, from year-end 2018. On the funding side, deposits of $25.5 billion increased $636 million, or 3%, from year-end 2018.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first three months of 2020.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at March 31, 2020.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2019 Annual Report on Form 10-K.
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
Table 20 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Dynamic Forecast March 31, 2020	Static Forecast March 31, 2020	Dynamic Forecast December 31, 2019	Static Forecast December 31, 2019
Gradual Rate Change
100 bp increase in interest rates	6.9%	6.1%	4.0%	3.7%
200 bp increase in interest rates	12.9%	11.2%	7.4%	6.7%

At March 31, 2020, the MVE profile indicates an increase in net balance sheet value due to instantaneous upward changes in rates.

Table 21 Market Value of Equity Sensitivity

	March 31, 2020	December 31, 2019
Instantaneous Rate Change
100 bp increase in interest rates	3.6%	(0.5)%
200 bp increase in interest rates	4.9%	(2.2)%

Since MVE measures the discounted present value of cash flows over the estimated lives of instruments The change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates.

The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at March 31, 2020, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 22 Contractual Obligations and Other Commitments

($ in Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$2,046,235	$485,580	$101,250	$279	$2,633,345
Short-term funding	166,654	—	—	—	166,654
FHLB advances	637,872	521,228	450,633	1,604,461	3,214,194
Long-term funding	29	298,867	248,725	2,023	549,644
Operating leases	9,178	14,835	9,224	13,899	47,136
Commitments to extend credit	4,166,252	3,144,826	1,492,103	151,771	8,954,952
Total	$7,026,221	$4,465,337	$2,301,935	$1,772,433	$15,565,926
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2020 is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding. See also Note 18 Leases for additional information on the Corporation's operating leases.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2020, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 23 Capital Ratios

($ in Thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Risk-based Capital(a)
CET1	$2,421,135	$2,480,698	$2,482,394	$2,481,334	$2,484,941
Tier 1 capital	2,676,951	2,736,776	2,738,708	2,737,607	2,741,159
Total capital	3,249,807	3,208,625	3,224,538	3,241,597	3,250,428
Total risk-weighted assets	25,866,140	24,296,382	24,312,727	24,465,973	24,120,876
CET1 capital ratio	9.36%	10.21%	10.21%	10.14%	10.30%
Tier 1 capital ratio	10.35%	11.26%	11.26%	11.19%	11.36%
Total capital ratio	12.56%	13.21%	13.26%	13.25%	13.48%
Tier 1 leverage ratio	8.50%	8.83%	8.57%	8.49%	8.50%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.18%	12.11%	12.03%	11.73%	11.39%
Dividend payout ratio(b)	66.67%	41.86%	34.00%	34.69%	34.00%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2020.
In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one impact of CECL adoption on regulatory capital ratios. In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides an option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three- year transition period. The Corporation has elected to utilize the CECL Transition Provision granted by the banking regulators. Under these provisions, the Day 1 capital impact relating to the adoption of ASU 2016-13 and 25% of the difference between the period end ACL and the Day 1 ACL will be 100% deferred for 2 years, and then phased in over the next 3 years. At March 31, 2020, the Corporation had a modified CECL transitional amount of $108 million.

Non-GAAP Measures
Table 24 Non-GAAP Measures

	Quarter Ended
($ in Thousands)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets	6.90%	7.71%	7.65%	7.42%	7.20%
Return on average equity	4.80%	7.31%	8.47%	8.81%	9.21%
Return on average tangible common equity	7.31%	11.33%	13.27%	13.81%	14.52%
Return on average common equity Tier 1	6.84%	10.94%	12.78%	13.09%	13.58%
Return on average assets	0.57%	0.89%	1.00%	1.02%	1.05%
Return on average tangible assets	0.59%	0.93%	1.04%	1.05%	1.09%
Average stockholders' equity / average assets	11.79%	12.16%	11.77%	11.52%	11.41%
Tangible Common Equity Reconciliation(a)
Common equity	$3,533,755	$3,665,407	$3,664,139	$3,643,077	$3,579,153
Goodwill and other intangible assets, net	(1,284,111)	(1,264,531)	(1,267,319)	(1,269,935)	(1,242,554)
Tangible common equity	$2,249,644	$2,400,876	$2,396,820	$2,373,142	$2,336,600
Tangible Assets Reconciliation(a)
Total assets	$33,908,056	$32,386,478	$32,596,460	$33,246,869	$33,681,329
Goodwill and other intangible assets, net	(1,284,111)	(1,264,531)	(1,267,319)	(1,269,935)	(1,242,554)
Tangible assets	$32,623,944	$31,121,947	$31,329,141	$31,976,934	$32,438,775
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,585,083	$3,657,823	$3,646,758	$3,596,178	$3,558,414
Goodwill and other intangible assets, net	(1,272,175)	(1,266,117)	(1,268,960)	(1,247,209)	(1,244,007)
Tangible common equity	2,312,908	2,391,706	2,377,798	2,348,969	2,314,406
Modified CECL transitional amount	101,340	N/A	N/A	N/A	N/A
Accumulated other comprehensive loss (income)	10,398	36,810	42,224	82,142	115,767
Deferred tax assets (liabilities), net	46,635	47,774	48,772	46,195	45,132
Average common equity Tier 1	$2,471,281	$2,476,290	$2,468,794	$2,477,306	$2,475,305
Average Tangible Assets Reconciliation(a)
Total assets	$32,577,005	$32,182,183	$33,154,000	$33,438,818	$33,423,882
Goodwill and other intangible assets, net	(1,272,175)	(1,266,117)	(1,268,960)	(1,247,209)	(1,244,007)
Tangible assets	$31,304,829	$30,916,066	$31,885,039	$32,191,609	$32,179,875
Pre-Tax Pre-Provision Income(c)
Income before income taxes	$56,056	$89,467	$104,286	$103,678	$109,078
Provision for credit losses	53,001	—	2,000	8,000	6,000
Pre-tax pre-provision income	$109,057	$89,467	$106,286	$111,678	$115,078
Efficiency Ratio Reconciliation(d)
Federal Reserve efficiency ratio	70.37%	69.14%	66.55%	62.71%	63.32%
Fully tax-equivalent adjustment	(0.96)%	(0.91)%	(0.90)%	(0.84)%	(0.77)%
Other intangible amortization	(0.95)%	(0.93)%	(0.89)%	(0.75)%	(0.73)%
Fully tax-equivalent efficiency ratio	68.47%	67.32%	64.78%	61.13%	61.83%
Acquisition related costs adjustment(e)	(0.58)%	(0.45)%	(0.53)%	(1.21)%	(0.20)%
Provision for unfunded commitments adjustment	(5.18)%	0.34%	(0.33)%	1.28%	(0.49)%
Fully tax-equivalent efficiency ratio, excluding acquisition related costs and provision for unfunded commitments (adjusted efficiency ratio)	62.72%	67.21%	63.92%	61.19%	61.14%
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
(c) This is a non-GAAP financial measure. Management believes these measures are meaningful because they reflect adjustments commonly made by management, investors, regulators, and analysts to evaluate the adequacy of earnings per common share and provide greater understanding of ongoing operations and enhanced comparability of results with prior periods.
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, and acquisition related costs, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net and acquisition related costs. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs and provision for unfunded commitments.
(e) The quarter ended March 31, 2020 includes First Staunton acquisition related costs, while 2019 periods include Huntington branch and First Staunton acquisition related costs.

Sequential Quarter Results
The Corporation reported net income of $46 million for the first quarter of 2020, compared to net income of $72 million for the fourth quarter of 2019. Net income available to common equity was $42 million for the first quarter of 2020, or $0.27 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2019 was $68 million, or $0.43 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2020 was $207 million, $3 million higher than the fourth quarter of 2019. The net interest margin in the first quarter of 2020 was up 1 bp to 2.84%. Average earning assets increased $434 million to $29.2 billion in the first quarter of 2020. On the funding side, average interest-bearing deposits were up $152 million, or 1% and FHLB advances increased $323 million, or 11% (see Table 2). The favorable results in the first quarter of 2020 were primarily driven by higher loan volumes, LIBOR - fed funds expansion, and interest-bearing deposit cost reductions.
Average total deposits for the first quarter of 2020 increased $189 million, or 1%, compared to the fourth quarter of 2019. On February 14, 2020, the Corporation assumed $439 million in deposits from the First Staunton acquisition.
The provision for credit losses was $53 million for the first quarter of 2020, compared to zero in the fourth quarter of 2019 (see Table 15). The increase was a result of inflows in probable TDRs and the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the first quarter of 2020 increased $5 million, or 6%, to $98 million compared to the fourth quarter of 2019, primarily due to a $6 million gain on investment securities sales as the Corporation sold prepayment sensitive mortgage-related securities (see Table 3).
Noninterest expense decreased $11 million, or 6%, to $192 million, primarily driven by a decrease in funding for the management incentive plan (see Table 4).
For the first quarter of 2020, the Corporation recognized income tax expense of $10 million, compared to income tax expense of $17 million for the fourth quarter of 2019. The effective tax rate was 18.23% and 19.41% for the first quarter of 2020 and the fourth quarter of 2019, respectively. The lower tax expense in the first quarter of 2020 was primarily driven by the decrease in income before tax. See Income Taxes section for a detailed discussion on income taxes.
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

Table 25 Selected Segment Financial Data

	Three Months Ended March 31,
($ in Thousands)	2020	2019	% Change
Corporate and Commercial Specialty
Total revenue	$135,943	$131,762	3%
Credit provision	13,174	13,833	(5)%
Noninterest expense	52,598	56,340	(7)%
Income tax expense (benefit)	13,126	11,920	10%
Average earning assets	13,454,418	13,340,901	1%
Average loans	13,506,551	13,388,248	1%
Average deposits	9,028,016	9,654,881	(6)%
Average allocated capital (Average CET1)(a)	1,428,193	1,317,093	8%
Return on average allocated capital (ROCET1)(a)	16.06%	15.29%	(-77) bp
Community, Consumer, and Business
Total revenue	$151,262	$158,708	(5)%
Credit provision	5,108	4,685	9%
Noninterest expense	116,431	112,917	3%
Income tax expense (benefit)	6,242	8,632	(28)%
Average earning assets	9,390,271	9,262,136	1%
Average loans	9,329,349	9,202,437	1%
Average deposits	13,691,417	12,298,012	11%
Average allocated capital (Average CET1)(a)	582,315	556,385	5%
Return on average allocated capital (ROCET1)(a)	16.22%	23.67%	N/M
Risk Management and Shared Services
Total revenue	$14,042	$16,280	(14)%
Credit provision	34,719	(12,518)	N/M
Noninterest expense (b)	23,162	22,414	3%
Income tax expense (benefit)	(9,149)	1,840	N/M
Average earning assets	6,372,005	7,792,143	(18)%
Average loans	472,719	512,830	(8)%
Average deposits	1,572,516	2,603,316	(40)%
Average allocated capital (Average CET1)(a)	460,773	601,827	(23)%
Return on average allocated capital (ROCET1)(a)	(33.60)%	0.50%	N/M
Consolidated Total
Total revenue	$301,248	$306,749	(2)%
Return on average allocated capital (ROCET1)(a)	6.84%	13.58%	N/M
N/M = Not meaningful
(a) The Federal Reserve establishes capital adequacy requirements for the Corporation, including common equity Tier 1. For segment reporting purposes, the return on common equity Tier 1 ("ROCET1") reflects return on average allocated common equity Tier 1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends. Please refer to Table 24 for a reconciliation of non-GAAP financial measures to GAAP financial measures.
(b) For the three months ended March 31, 2020 and 2019, the Risk Management and Shared Services segment included approximately $2 million and approximately $632,000 of acquisition related noninterest expense.

Notable Changes in Segment Financial Data
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment and fiduciary products and services to individuals and small to mid-sized businesses.
•Revenue increased $4 million, or 3%, from the three months ended March 31, 2019, primarily due to an increase in capital market fees of $7 million partially offset by decreased segment net interest income of $3 million.
•Noninterest expenses decreased $4 million, or 7%, from the three months ended March 31, 2019 due to a $4 million decrease in personnel expense primarily driven by a decrease in funding for the management incentive plan.
•Average deposits were down $627 million, or 6%, from the three months ended March 31, 2019, primarily due to a decrease in money market and time deposit accounts.

The Community, Consumer, and Business segment consists of lending, deposit solutions, and ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Revenue decreased $7 million, or 5%, from the three months ended March 31, 2019, primarily due to a decrease in segment net interest income of $7 million.
•Noninterest expense were up $4 million, or 3%, from the three months ended March 31, 2019. The increase was primarily driven by higher technology, legal, and card issuance expenses.
•Average deposits were up $1.4 billion, or 11%, from the three months ended March 31, 2019, driven by increases in savings and demand (interest-bearing and noninterest-bearing) deposits.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues decreased $2 million, or 14%, from the three months ended March 31, 2019, primarily driven by a decrease in segment net interest income of $3 million.
•Credit provision increased $47 million from the three months ended March 31, 2019 as a result of inflows in probable TDRs and the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology.
•Average deposits were down $1.0 billion, or 40%, from the three months ended March 31, 2019, due to decreases in network transaction deposits and time deposit accounts.
•Average earning assets were down $1.4 billion, or 18%, from the three months ended March 31, 2019, driven by the Corporation's investment securities portfolio restructuring and deleveraging strategy in 2019.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the ACLL, goodwill impairment assessment, MSRs valuation, and income taxes. A discussion of these policies can be found in the Critical Accounting Policies section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2019 Annual Report on Form 10-K. There has been one change in the Corporation's application of critical accounting policies since December 31, 2019 driven by the adoption of ASU 2016-13.
Allowance for Credit Losses on Loans: Management’s evaluation process used to determine the appropriateness of the ACLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. The Corporation uses Moody's baseline economic forecast within its model. As an integral part of their examination process, various regulatory agencies also review the ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the ACLL is appropriate. See Note 3 Summary of Significant Accounting Policies and Note 7 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses section.

Recent Developments
On May 4, 2020, the Corporation announced that it had entered into a definitive agreement to sell its Associated Benefits & Risk Consulting business to USI Insurance Services LLC (USI). Under the terms of the agreement, the purchase price is $265.755 million in cash, subject to adjustments for, among other things, transaction expenses and working capital changes. Subject to customary closing conditions, including regulatory approvals, the transaction is expected to close late in the second quarter or early in the third quarter of 2020.
On April 28, 2020, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, payable on June 15, 2020 to shareholders of record at the close of business on June 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated's 6.125% Series C Perpetual Preferred Stock, payable on June 15, 2020 to shareholders of record at the close of business on June 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on June 15, 2020 to shareholders of record at the close of business on June 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on June 15, 2020 to shareholders of record at the close of business on June 1, 2020.
COVID-19 Update:
Beginning on April 3, 2020, the Corporation began originating SBA loans under the PPP, which are included in commercial and industrial loans, to help businesses keep their workforce employed and cover other working capital needs during the COVID-19 pandemic. All complete eligible applications for the PPP have been processed in the order in which they have been received, and nearly all loans approved through May 1, 2020 have been closed and funded. The Corporation has fully funded the PPP loans as of May 6, 2020 by drawing from the PPP Lending Facility, established under the CARES Act, and anticipates that most of these loans will be forgiven by the SBA by September 30, 2020.
The following table summarizes the balance segmentation of the PPP loans through May 6, 2020.
Table 26 Paycheck Protection Program Loan Segmentation

($ in Thousands)	Number of Loans	Originated Balance	Outstanding Balance	Impacted Jobs
>=$2,000,000	99	$335,534	$306,930	26,688
< $2,000,000 And > $350,000	467	374,695	367,491	35,200
<=$350,000	5,856	308,937	307,748	44,479
Total	6,422	$1,019,166	$982,169	106,367

The Corporation initiated a loan payment deferral and credit card payment relief program. The following table summarizes loans deferred in response to COVID-19 through May 6, 2020.

Table 27 COVID-19 Loan Deferrals

($ in Thousands)	Number of Loans	Number of Relationships	Outstanding Balance
Commercial and business lending	452	286	$245,287
Commercial real estate	175	147	554,177
Total consumer(a)	1,918	1,744	519,206
Total	2,545	2,177	$1,318,670
(a) Over 800 consumer portfolio loan deferral requests in process are not included in the consumer loan totals

In addition, as of May 6, 2020, approximately $670,000 in fees have been waived.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 2 under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 4.	Controls and Procedures
The Corporation maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of March 31, 2020, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2020.
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

ITEM 1A.	Risk Factors
The following risk factors supplements the Risk Factors described in the Corporation’s 2019 Annual Report on Form 10-K and should be read in conjunction therewith.

The coronavirus disease (COVID-19) pandemic has resulted in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business, financial condition or results of operations. The outbreak of COVID-19 has caused a global and national health emergency, resulting in the President declaring a national emergency and, for the first time in history, the issuance of a major disaster declaration for all 50 states. Federal and state governments have taken, and continue to take, unprecedented actions to slow the spread of the disease, including stay-at-home orders, travel restrictions and quarantines and shutdowns of schools and businesses. The vast majority of states are currently operating under stay-at-home orders, including the states in which the Corporation does business. Wisconsin's stay-at-home order has been extended until May 26, 2020 and Illinois’ and Minnesota’s stay-at-home orders have been extended until May 30 and May 18, 2020, respectively. While all three states have also announced some easing of restrictions on non-essential businesses and, in Illinois, an expansion of the types of businesses considered essential, public health experts have cautioned that re-opening the economy too soon could result in a resurgence of COVID-19.

The uncertain economic conditions and stay-at home orders due to COVID-19 have resulted in an extremely challenging operating environment for many businesses, and the complete shutdown of others, as well as record levels of unemployment. The national unemployment rate increased to 14.7% in April 2020, from 3.6% in January 2020. The national unemployment level has increased with unprecedented speed as more than 30 million people have filed for unemployment assistance in the wake of the economic shutdown due to COVID-19.

The timing for any re-opening of the economy is unclear and could be delayed longer than as indicated by recent public statements from the White House. In addition, the governors of Wisconsin, Minnesota, Illinois, Indiana, Kentucky, Michigan and Ohio have agreed to coordinate their states’ economic re-openings. And while there have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, including the $2 trillion CARES Act, as expanded by the Paycheck Protection Program and Health Care Act, in an effort to counteract the significant economic disruption from COVID-19, there can be no assurance that these packages will be sufficient, or work quickly enough, to stimulate the economy, and additional governmental stimulus may be needed. Accordingly, the Corporation will be operating under uncertain economic conditions for a lengthy period of time.

Additionally the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate to a range of 0.00% to 0.25%, the lowest since the 2008 economic crisis, and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. At its April meeting, the Federal Reserve continued its commitment to these policies. These reductions in interest rates, especially if prolonged, could adversely affect our net interest income, net interest spread and net interest margin. Further, the overall impact of COVID-19 on the financial markets could result in a significant decline in the market value of the Corporation's common stock, which may cause us to perform a goodwill impairment test in between annual tests. If that impairment test indicates that the fair value of any of our reporting units is less than its carrying amount, we may be required to record a goodwill impairment charge, which could adversely affect our results of operations. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.

Regulatory and governmental actions to mitigate the impact of COVID-19 on borrowers, including required loan forbearances and restrictions on evictions, could result in a material decline in our earnings. There have been a number of recent bank regulatory actions and legislative changes intended to help mitigate the adverse economic impact of COVID-19 on borrowers, including mandates requiring financial institutions to work constructively with borrowers affected by COVID-19. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. In Wisconsin, the Governor has issued a temporary ban on all residential and commercial evictions and foreclosures until May 26, 2020. In addition, we have implemented the following programs to assist our borrowers and other customers in mitigating the impact of COVID-19: consumer and commercial loan and credit card deferral programs, suspension of certain transaction and late fees, and the suspension of foreclosures and repossessions.

At the federal level, Section 4022 of the CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibits servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration.

As a result of the forbearance and mitigation programs described above, we expect a significant decline in borrower loan payments, which may have a material impact on our earnings, as well as a reduction in fee income.

We expect our loan portfolios to be significantly affected by the response to COVID-19 and our allowance for credit losses on loans may not be sufficient to cover losses in our portfolios. The economic shutdown in response to COVID-19 may result in a significant increase in delinquencies across all of our loan portfolios, particularly our commercial loan portfolio as stay-at-home orders and travel restrictions have caused many businesses to close, either temporarily or permanently, or substantially reduce operations, which will adversely affect the ability of our borrowers to repay their loans. In particular, our commercial loan portfolio includes $2.2 billion, representing 9% of total loans, to borrowers in key industries which may see elevated risk as a result of the current economic dynamics. These key exposures include: $1.1 billion of loans to retailers and shopping centers, $466 million to oil & gas producers, $211 million of loans to borrowers in the hotel industry, $119 million to restaurant related borrowers, and approximately $260 million across various exposures, which have been significantly impacted by the stay-at-home orders and travel restrictions. The substantial increase in unemployment will also have a significant adverse impact on the ability of our residential and multi-family borrowers to repay their loans.

As a result of our evaluation of the current and expected impacts of COVID-19 on our loan portfolios, we believe that our loan losses and delinquencies will significantly exceed what we anticipated when our ACLL was established at the end of 2019. As a result, we have increased our ACLL by $171 million to $394 million for the first quarter of 2020, compared to $223 million at the end of 2019. As the economic impact due to COVID-19 has been experienced in recent weeks and there are no assurances as to how long it will be before the COVID-19 pandemic abates and economic activity can begin to resume to pre-COVID-19 pandemic levels, there is no assurance that we will not need to significantly add to our loan loss reserves in future periods.

The stay-at-home orders in the states in which we do business have created operational challenges for our business, and our ability to conduct our business could be further adversely affected if a significant number of our management or employees or their families become ill due to COVID-19. Under the stay-at-home orders in place in the states in which we conduct business, all individuals generally must stay at home except to perform certain essential activities or governmental functions or to operate essential businesses. While banks are considered essential and our branches and offices are permitted to remain open, we have taken a number of actions to help ensure the safety of our employees and customers, including suspending all lobby access at most of our branch locations and conducting branch business through our drive thru windows and ATMs, and requiring employees with certain job functions to work from home. We also have contingency plans in place to ensure continuity of management and operations in the event that members of our senior management or employees become ill due to COVID-19. However, notwithstanding the protective measures and plans we have in place, our employees and their families may still be affected by COVID-19. If a significant number of our employees or if key individuals become unable to work or to perform their jobs properly due to COVID-19, our ability to conduct our business could be negatively impacted. In addition, we rely on third party vendors to provide key components of our business infrastructure. If any of these third party vendors experience significant disruption as a result of COVID-19, they may not be able to provide their services properly or in a timely manner, which could also adversely affect our ability to conduct our business. We also face an increased risk of cyber-attacks or other security breaches due to the increase in the number of our employees working from home, as well as an increase in online banking activity.

We have originated a significant number of loans under the SBA’s Paycheck Protection Program, which may result in a large number of such loans remaining on our consolidated balance sheets at a very low yield for an extended period of time. We participated as a lender under the SBA’s PPP established under the CARES Act. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profits organizations. These loans carry a maturity of two years and an interest rate of 1% per annum. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. As of May 6,

2020, we had originated $1.0 billion of PPP loans. In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time.

The OCC has also recently issued guidance encouraging banks to follow prudent banking practices consistent with safety and soundness principles in making PPP loans, including by thoroughly documenting the bank's decisions when setting eligibility criteria, establishing a process for considering applications and approving or denying PPP loan applications, as well as identifying and tracking PPP loan volumes. The guidance also states that, in exercising supervisory and enforcement responsibilities in this area, the OCC will take into account the unique circumstances resulting from the national emergency and good faith efforts to comply with applicable legal requirements. Thus, while the PPP guidelines provide that lenders may rely on borrower representations and certifications regarding eligibility with respect to PPP loans and do not need to verify information provided, the OCC guidance makes clear that banks are still expected to prudently underwrite, document and track PPP loans in a manner consistent with safe and sound banking practices and could face supervisory or enforcement risks in failing to do so. Further, recent statements by members of Congress and the Secretary of the Treasury of the United States make clear that compliance with the PPP requirements likely will become the subject of investigations and potentially enforcement actions by various government agencies.

Risks Related to Oil and Gas Industry

We may be adversely affected by declines in oil prices. Ongoing volatility in the oil and gas markets has compressed margins for many U.S.-based oil producers and others in the oil and gas industry. Our oil and gas portfolio is comprised of 35 credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by price volatility or a downturn in oil and gas prices. During the first quarter of 2020, there has been a drastic decrease in crude oil prices as a result of the reported dispute between Russia and Saudi Arabia regarding oil production levels, which could result in a material adverse impact on such borrowers. As of March 31, 2020, our oil and gas loan exposure was $703 million of commitments with $466 million outstanding, representing less than 2% of our loan portfolio. The ACLL related to this portfolio was 16.6% at March 31, 2020, compared to 2.7% at December 31, 2019. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for credit losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2020, the Corporation repurchased $77 million, including $71 million of open market purchases and $6 million of repurchases related to tax withholding on equity compensation, or approximately 4.5 million shares, of common stock. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2020 - January 31, 2020	909,990	$20.61	900,000	—
February 1, 2020 - February 29, 2020	1,069,369	18.98	831,991	—
March 1, 2020 - March 31, 2020	2,562,723	14.73	2,531,721	—
Total	4,542,082	$16.91	4,263,712	8,803,836
(a) During the first quarter of 2020, the Corporation repurchased 278,370 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b) On December 10, 2019, the Board of Directors authorized the repurchase of up to $150 million of the Corporation's common stock. The repurchase authorization was in addition to the previous authorized repurchases. At March 31, 2020, there remained approximately $113 million authorized to be repurchased in the aggregate. Approximately 8.8 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on March 31, 2020.

Repurchases under such authorizations are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities. On March 13, 2020, the Corporation suspended the share repurchase program and expects the program to remain suspended for the remainder of 2020.

Preferred Stock Purchases
During the first quarter of 2020, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Corporation's Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of March 31, 2020. Using the closing stock price on March 31, 2020 of $24.45, a total of approximately 409,000 shares remained available to be repurchased under the previously approved Board authorizations.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of March 31, 2020. Using the closing stock price on March 31, 2020 of $21.70, a total of approximately 666,000 shares remained available to be repurchased under the previously approved Board authorizations.
The repurchase of depositary shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (2), Membership Interest Purchase Agreement, dated May 4, 2020, by and between Associated Bank, N.A. and USI Insurance Services LLC
Exhibit (10), Separation and General Release Letter between the Corporation and Christopher Piotrowski, dated January 22, 2020.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: May 11, 2020	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: May 11, 2020	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: May 11, 2020	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer