Form 10-Q
period 2020-06-30
ASSOCIATED BANC-CORP
filed 2020-08-05
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2020

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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ASB	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 6.125% Non-Cum. Perp Pref Stock, Srs C	ASB PrC	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.375% Non-Cum. Perp Pref Stock, Srs D	ASB PrD	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.875% Non-Cum. Perp Pref Stock, Srs E	ASB PrE	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.625% Non-Cum. Perp Pref Stock, Srs F	ASB PrF	New York Stock Exchange

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at August 3, 2020 was 153,684,573.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABRC	Associated Benefits & Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ABS	Asset Backed Securities
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ALCO	Asset / Liability Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CMO	Collateralized Mortgage Obligation
CRA	Community Reinvestment Act
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSLP	Main Street Lending Program
MSRs	Mortgage Servicing Rights

MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
TDR	Troubled Debt Restructuring
USI	USI Insurance Services LLC
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$443,500	$373,380
Interest-bearing deposits in other financial institutions	1,569,006	207,624
Federal funds sold and securities purchased under agreements to resell	185	7,740
Investment securities held to maturity, net, at amortized cost(a)	2,077,225	2,205,083
Investment securities available for sale, at fair value	3,149,773	3,262,586
Equity securities	15,091	15,090
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	206,281	227,347
Residential loans held for sale	196,673	136,280
Commercial loans held for sale	3,565	15,000
Loans	24,832,671	22,821,440
Allowance for loan losses(a)	(363,803)	(201,371)
Loans, net	24,468,868	22,620,068
Bank and corporate owned life insurance	676,196	671,948
Tax credit and other investments	303,132	279,969
Premises and equipment, net	434,042	435,284
Goodwill	1,107,902	1,176,230
Mortgage servicing rights, net	49,403	67,306
Other intangible assets, net	72,759	88,301
Interest receivable	87,097	91,196
Other assets	640,765	506,046
Total assets	$35,501,464	$32,386,478
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$7,573,942	$5,450,709
Interest-bearing deposits	18,977,502	18,328,355
Total deposits	26,551,444	23,779,064
Federal funds purchased and securities sold under agreements to repurchase	142,293	433,097
Commercial paper	39,535	32,016
PPPLF	1,009,760	—
FHLB advances	2,657,016	3,180,967
Other long-term funding	548,937	549,343
Allowance for unfunded commitments(a)	64,776	21,907
Accrued expenses and other liabilities(a)	463,245	467,961
Total liabilities	31,477,007	28,464,355
Stockholders’ Equity
Preferred equity	353,846	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,712,978	1,716,431
Retained earnings(a)	2,412,859	2,380,867
Accumulated other comprehensive income (loss)	(1,920)	(33,183)
Treasury stock, at cost	(455,057)	(400,460)
Total common equity	3,670,612	3,665,407
Total stockholders’ equity	4,024,457	3,922,124
Total liabilities and stockholders’ equity	$35,501,464	$32,386,478
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	364,458	264,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	153,615,657	157,171,247
Numbers may not sum due to rounding.
(a) See Note 3 Summary of Significant Accounting Policies for additional details on the adoption of ASU 2016-13.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$191,895	$260,784	$416,681	$519,637
Interest and dividends on investment securities
Taxable	16,103	26,710	36,375	55,764
Tax-exempt	14,616	14,643	29,498	28,459
Other interest	2,231	3,995	5,535	8,221
Total interest income	224,845	306,133	488,090	612,081
Interest expense
Interest on deposits	13,178	67,050	49,844	129,823
Interest on federal funds purchased and securities sold under agreements to repurchase	51	286	420	913
Interest on other short-term funding	683	37	721	88
Interest on FHLB advances	15,470	17,744	33,096	37,298
Interest on long-term funding	5,591	7,396	11,195	14,792
Total interest expense	34,973	92,513	95,276	182,914
Net interest income	189,872	213,619	392,814	429,167
Provision for credit losses	61,000	8,000	114,001	14,000
Net interest income after provision for credit losses	128,872	205,619	278,813	415,167
Noninterest income
Insurance commissions and fees	22,430	22,985	45,038	48,449
Wealth management fees(a)	20,916	20,691	41,732	40,870
Service charges and deposit account fees	11,484	15,426	26,706	30,542
Card-based fees	8,893	10,131	18,490	19,392
Other fee-based revenue	4,774	5,178	9,272	9,161
Capital markets, net	6,910	4,726	14,845	7,916
Mortgage banking, net	12,263	9,466	18,407	14,178
Bank and corporate owned life insurance	3,625	3,352	6,719	7,144
Asset gains (losses), net(b)	157,361	871	157,284	1,438
Investment securities gains (losses), net	3,096	463	9,214	2,143
Other	2,737	2,547	5,090	5,807
Total noninterest income	254,490	95,837	352,796	187,040
Noninterest expense
Personnel	111,350	123,228	225,551	243,279
Technology	21,174	20,114	41,973	39,126
Occupancy	14,464	13,830	30,532	30,302
Business development and advertising	3,556	6,658	9,382	13,293
Equipment	5,312	5,577	10,751	11,245
Legal and professional	5,058	4,668	10,217	8,619
Loan and foreclosure costs	3,605	1,814	6,725	3,961
FDIC assessment	5,250	4,500	10,750	8,250
Other intangible amortization	2,872	2,324	5,686	4,551
Acquisition related costs(c)	518	3,734	2,238	4,366
Other	10,249	11,331	21,791	22,459
Total noninterest expense	183,407	197,779	375,598	389,450
Income (loss) before income taxes	199,955	103,678	256,012	212,756
Income tax expense	51,238	19,017	61,457	41,409
Net income	148,718	84,661	194,555	171,347
Preferred stock dividends	4,144	3,801	7,945	7,601
Net income available to common equity	$144,573	$80,860	$186,611	$163,746
Earnings per common share
Basic	$0.94	$0.49	$1.21	$1.00
Diluted	$0.94	$0.49	$1.20	$0.99
Average common shares outstanding
Basic	152,393	162,180	153,547	163,049
Diluted	153,150	163,672	154,360	164,518
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Both the three and six months ended June 30, 2020 include a gain of $163 million from the sale of ABRC. Both the three and six months ended June 30, 2019 include less than $1 million of Huntington related asset losses.
(c) Includes Huntington branch and First Staunton acquisition related costs only.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Net income	$148,718	$84,661	$194,555	$171,347
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	21,641	59,476	48,060	89,966
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	776	218	1,332	288
Reclassification adjustment for net losses (gains) realized in net income	(3,096)	(463)	(9,214)	(2,143)
Income tax (expense) benefit	(4,841)	(14,940)	(10,066)	(22,242)
Other comprehensive income (loss) on investment securities available for sale	14,481	44,292	30,112	65,869
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(38)	(38)	(75)	(75)
Amortization of actuarial loss (gain)	803	64	1,610	128
Income tax (expense) benefit	(192)	(7)	(385)	(13)
Other comprehensive income (loss) on pension and postretirement obligations	573	20	1,150	40
Total other comprehensive income (loss)	15,054	44,311	31,263	65,909
Comprehensive income	$163,772	$128,972	$225,818	$237,256
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	$256,716	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	(98,337)	—	—	(98,337)
Total shareholder's equity at beginning of period, as adjusted	256,716	1,752	1,716,431	2,282,530	(33,183)	(400,460)	3,823,787
Comprehensive income
Net income	—	—	—	45,838	—	—	45,838
Other comprehensive income (loss)	—	—	—	—	16,209	—	16,209
Comprehensive income							62,046
Common stock issued
Stock-based compensation plans, net	—	—	(20,659)	—	—	23,555	2,896
Purchase of treasury stock, open market purchases	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,555)	(5,555)
Cash dividends
Common stock, $0.18 per share	—	—	—	(28,392)	—	—	(28,392)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	10,744	—	—	—	10,744
Balance, March 31, 2020	$256,716	$1,752	$1,706,516	$2,296,176	$(16,974)	$(453,714)	$3,790,471

Comprehensive income:
Net income	—	—	—	148,718	—	—	148,718
Other comprehensive income (loss)	—	—	—	—	15,054	—	15,054
Comprehensive income							163,772
Common stock issued:
Stock-based compensation plans, net	—	—	1,523	—	—	(1,350)	173
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	7	7
Cash dividends:
Common stock, $0.18 per share	—	—	—	(27,889)	—	—	(27,889)
Preferred stock(b)	—	—	—	(4,144)	—	—	(4,144)
Issuance of preferred stock	97,129	—	—	—	—	—	97,129
Stock-based compensation expense, net	—	—	4,939	—	—	—	4,939
Balance, June 30, 2020	$353,846	$1,752	$1,712,978	$2,412,859	$(1,920)	$(455,057)	$4,024,457
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.
(b) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.0849931 per share.

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	$256,716	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income
Net income	—	—	—	86,686	—	—	86,686
Other comprehensive income (loss)	—	—	—	—	21,597	—	21,597
Comprehensive income							108,283
Common stock issued
Stock-based compensation plans, net	—	—	(32,220)	—	—	39,265	7,045
Purchase of treasury stock, open market purchases	—	—	—	—	—	(29,999)	(29,999)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(7,468)	(7,468)
Cash dividends
Common stock, $0.17 per share	—	—	—	(28,183)	—	—	(28,183)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	9,397	—	—	—	9,397
Other	—	—	—	(293)	—	—	(293)
Balance, March 31, 2019	$256,716	$1,752	$1,689,792	$2,235,824	$(103,375)	$(244,840)	$3,835,870

Comprehensive income:
Net income	—	—	—	84,661	—	—	84,661
Other comprehensive income (loss)	—	—	—	—	44,311	—	44,311
Comprehensive income							128,972
Common stock issued:
Stock-based compensation plans, net	—	—	(211)	—	—	1,038	827
Purchase of treasury stock, open market purchases	—	—	—	—	—	(39,602)	(39,602)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(831)	(831)
Cash dividends:
Common stock, $0.17 per share	—	—	—	(27,776)	—	—	(27,776)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	6,134	—	—	—	6,134
Balance, June 30, 2019	$256,716	$1,752	$1,695,715	$2,288,909	$(59,063)	$(284,235)	$3,899,794
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($ in Thousands)	2020	2019
Cash Flow From Operating Activities
Net income	$194,555	$171,347
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	114,001	14,000
Depreciation and amortization	29,119	28,810
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	17,029	146
Amortization of mortgage servicing rights	10,043	5,448
Amortization of other intangible assets	5,686	4,551
Amortization and accretion on earning assets, funding, and other, net	14,060	14,495
Net amortization of tax credit investments	13,661	11,180
Losses (gains) on sales of investment securities, net	(9,214)	(2,143)
Asset (gains) losses, net	(157,284)	(1,438)
(Gain) loss on mortgage banking activities, net	(26,545)	(11,172)
Mortgage loans originated and acquired for sale	(860,674)	(459,181)
Proceeds from sales of mortgage loans held for sale	1,022,268	432,099
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	4,099	(11,738)
Increase (decrease) in interest payable	(3,682)	3,572
Increase (decrease) in expense payable	(49,911)	(35,516)
(Increase) decrease in net derivative position	(138,961)	(93,872)
Increase (decrease) in unsettled trades	20,515	(136)
(Increase) decrease in net income tax position	18,606	27,010
Net change in other assets and other liabilities	68,750	(26,992)
Net cash provided by (used in) operating activities	286,120	70,470
Cash Flow From Investing Activities
Net increase in loans	(1,912,941)	(244,230)
Purchases of
Available for sale securities	(867,693)	(460,124)
Held to maturity securities	(65,563)	(169,775)
Federal Home Loan Bank and Federal Reserve Bank stocks	(78,153)	(178,363)
Premises, equipment, and software, net of disposals	(22,577)	(30,608)
Other intangibles	(200)	—
Proceeds from
Sales of available for sale securities	626,276	934,228
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	100,000	226,139
Prepayments, calls, and maturities of available for sale investment securities	499,025	262,872
Prepayments, calls, and maturities of held to maturity investment securities	191,953	100,603
Sales, prepayments, calls, and maturities of other assets	12,728	7,064
Net cash received in ABRC sale	256,571	—
Net change in tax credit and alternative investments	(30,276)	(30,814)
Net cash (paid) received in acquisition	(31,518)	551,250
Net cash provided by (used in) investing activities	(1,322,370)	968,242
Cash Flow From Financing Activities
Net increase (decrease) in deposits	2,334,002	(348,344)
Net increase (decrease) in short-term funding	(309,144)	(45,091)
Net increase (decrease) in short-term FHLB advances	(520,000)	(820,000)
Repayment of long-term FHLB advances	(16,583)	(762,880)
Proceeds from long-term FHLB advances	4,000	751,573
Proceeds from PPPLF	1,009,760	—
Proceeds from finance lease principal	(1,007)	—
Proceeds from issuance of preferred shares	97,129	—
Proceeds from issuance of common stock for stock-based compensation plans	3,069	7,872
Purchase of treasury stock, open market purchases	(71,255)	(69,601)
Purchase of treasury stock, stock-based compensation plans	(5,548)	(8,299)
Cash dividends on common stock	(56,281)	(55,959)
Cash dividends on preferred stock	(7,945)	(7,601)
Net cash provided by (used in) financing activities	2,460,197	(1,358,331)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,423,947	(319,619)
Cash, cash equivalents, and restricted cash at beginning of period	588,744	876,698
Cash, cash equivalents, and restricted cash at end of period	$2,012,691	$557,078
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($ in Thousands)	2020	2019
Supplemental disclosures of cash flow information
Cash paid for interest	$97,929	$178,550
Cash paid for (received from) income and franchise taxes	3,318	21,909
Loans and bank premises transferred to OREO	5,212	5,406
Capitalized mortgage servicing rights	9,169	3,575
Loans transferred into held for sale from portfolio, net	201,827	30,597
Unsettled trades to purchase securities	20,515	136
Acquisition
Fair value of assets acquired, including cash and cash equivalents	459,235	696,013
Fair value ascribed to goodwill and intangible assets	20,793	29,626
Fair value of liabilities assumed	480,028	725,719
Equity issued in (adjustments related to) acquisition	—	(79)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same sum amounts shown on the consolidated statements of cash flows:

	Six Months Ended June 30,
($ in Thousands)	2020	2019
Cash and cash equivalents	$2,012,691	$403,693
Restricted cash	—	153,385
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$2,012,691	$557,078

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, which is included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets. At June 30, 2020, the Corporation had no restricted cash due to the Federal Reserve reducing the requirement ratios to zero percent.

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
Note 2 Acquisitions and Dispositions
Acquisitions:
First Staunton Acquisition
On February 14, 2020, the Corporation completed its acquisition of First Staunton. The Corporation paid a 4% premium on acquired deposits. The conversion of the branches was completed simultaneously with the close of the transaction, expanding the Bank's presence into 9 new Metro-East St. Louis communities. As a result of the acquisition and other consolidations, a net of 7 branch locations were added.
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
The Corporation recorded approximately $15 million in goodwill related to the First Staunton acquisition during the first quarter of 2020, however the Corporation subsequently reduced goodwill by $2 million during the second quarter of 2020. Upon review of information relating to events and circumstances existing at the acquisition date, and in accordance with applicable accounting guidance, the Corporation remeasured select previously reported fair value amounts. The adjustment to goodwill was driven by an update that increased the fair value of MSRs acquired. Goodwill created by the acquisition is not tax deductible. See Note 8 for additional information on goodwill, as well as the carrying amount and amortization of CDI assets related to the First Staunton acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to the First Staunton acquisition:

($ in Thousands)	Purchase Accounting Adjustments	February 14, 2020
Assets
Cash and cash equivalents	$—	$44,782
Investment securities available for sale	(24)	98,743
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	—	781
Loans	(4,808)	369,741
Premises and equipment, net	(3,005)	4,865
Bank owned life insurance	9	6,770
Goodwill		13,414
Core deposit intangibles (included in other intangible assets, net on the face of the consolidated balance sheets)	7,379	7,379
OREO (included in other assets on the face of the consolidated balance sheets)	670	762
Other assets	4,193	9,090
Total assets		$556,328
Liabilities
Deposits	$1,285	$438,684
Other borrowings	61	34,613
Accrued expenses and other liabilities	179	6,730
Total liabilities		$480,028
Total consideration paid		$76,300
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
Dispositions:
Associated Benefits & Risk Consulting
On June 30, 2020, the Corporation announced that it had closed the previously announced sale of ABRC to USI. Under the terms of the agreement, the purchase price was $266 million in cash, subject to adjustments for, among other things, transaction expenses and working capital changes. Associated recorded a second quarter 2020 pre-tax book gain of approximately $163 million in conjunction with the sale.
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

For available for sale securities, the Corporation evaluates whether any decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses on investments is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses on investments is recognized in other comprehensive income.

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

Allowance for Credit Losses on Loans

The level of the allowance for loan losses represents management's estimate of an amount appropriate to provide for lifetime credit losses in the loan portfolio at the balance sheet date. The allocation methodology applied by the Corporation, designed to assess the appropriateness of the allowance for loan losses, includes an allocation methodology, as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories. The allocation methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management's ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical credit loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential loan losses. The Corporation utilizes the Moody's Baseline economic forecast in the allowance model and applies that forecast over a reasonable and supportable period with reversion to historical losses. For additional detail on the reasonable and supportable period and reversion methodology, see Note 7. Potential problem loans are generally defined by management to include loans rated as substandard by management. Assessing these numerous factors involves significant judgment. The provision for loan losses is predominantly a function of the result of the methodology and other qualitative and quantitative factors used to determine the allowance for loan losses.

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
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's ACL. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 was issued and provided entities alternatives for measurement of accrued interest receivable, clarified the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets. ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10. ASU 2020-02 was issued to further explain the measurement of current expected credit losses and the development, governance, and documentation of a systematic methodology.	1st Quarter 2020	The Corporation has adopted the Update using a modified retrospective approach. The Corporation has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework. At adoption, the Corporation utilized a single economic forecast over a 2-year reasonable and supportable forecast period. In the second year, the Corporation used straight-line reversion to historical losses. The Corporation recorded a $131 million adjustment to the ACL related to the adoption of this standard, which includes $61 thousand related to the held to maturity investment securities portfolio. The Corporation has elected to maintain pools accounted for under Subtopic 310-30 at adoption. The Corporation has elected to utilize the 2019 Capital Transition Relief for initial adoption, as well as the 2020 Capital Transition Relief as permitted under applicable regulations. The total impact at adoption equates to an approximately 29 bp net, after tax, reduction in the tangible common equity ratio. Results for the periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The FASB issued an amendment to add, modify, and remove disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement "Conceptual Framework for Financial Reporting," including the consideration of costs and benefits. The amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact with minor changes in presentation.
ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The FASB issued an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively.	1st Quarter 2020	There has been no material impact on results of operations, financial position, and liquidity. The Corporation does its annual impairment testing in May.
ASU 2020-03 Codification Improvements to Financial Instruments	The FASB issued an amendment to further clarify that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32. The amendment also states that paragraphs 820-10-35-2A(g) and 820-10-35-18L are to include the phrase nonfinancial items accounted for as derivatives under Topic 815 to be consistent with the previous amendments to Section 820-10-35 that were made by ASU No. 2018-09, Codification Improvements. The amendment also clarifies that the disclosure requirements in Topic 320 apply to the disclosure requirements in Topic 942 for depository and lending institutions along with improving the understandability of the guidance relating to subtopic 470-50 and subtopic 820-10. Lastly, the amendment clarifies that the contractual term of a net investment in a lease determined in accordance with Topic 842 should be the contractual term used to measure expected credit losses under Topic 326 and that when an entity regains control of financial assets sold, an ACL should be recorded in accordance with Topic 326.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact.
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The FASB issued an amendment to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.	1st Quarter 2020	The Corporation has evaluated the impact of the Update and determined the expedients provided allow for simpler, more streamlined modifications to the financial instruments referencing LIBOR. A small population of loans have been modified under the new standard.

Future Accounting Pronouncements
The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are displayed in the table below:

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The FASB issued an amendment to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments also added requirements to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendment also clarifies the disclosure requirements in paragraph 715-20-50-3, which states that certain information for defined benefit pension plans should be disclosed. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendment is effective for fiscal years ending after December 15, 2020. Entities should apply the amendments in this Update on a retrospective basis to all periods presented. Early adoption is permitted.	1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per share data)	2020	2019	2020	2019
Net income	$148,718	$84,661	$194,555	$171,347
Preferred stock dividends	(4,144)	(3,801)	(7,945)	(7,601)
Net income available to common equity	$144,573	$80,860	$186,611	$163,746
Common shareholder dividends	(27,667)	(27,571)	(55,931)	(55,650)
Unvested share-based payment awards	(222)	(205)	(351)	(308)
Undistributed earnings	$116,684	$53,085	$130,329	$107,787
Undistributed earnings allocated to common shareholders	$115,750	$52,690	$129,377	$107,098
Undistributed earnings allocated to unvested share-based payment awards	934	395	953	689
Undistributed earnings	$116,684	$53,085	$130,329	$107,787
Basic
Distributed earnings to common shareholders	$27,667	$27,571	$55,931	$55,650
Undistributed earnings allocated to common shareholders	115,750	52,690	129,377	107,098
Total common shareholders earnings, basic	$143,417	$80,261	$185,307	$162,748
Diluted
Distributed earnings to common shareholders	$27,667	$27,571	$55,931	$55,650
Undistributed earnings allocated to common shareholders	115,750	52,690	129,377	107,098
Total common shareholders earnings, diluted	$143,417	$80,261	$185,307	$162,748
Weighted average common shares outstanding	152,393	162,180	153,547	163,049
Effect of dilutive common stock awards	757	1,492	813	1,469
Diluted weighted average common shares outstanding	153,150	163,672	154,360	164,518
Basic earnings per common share	$0.94	$0.49	$1.21	$1.00
Diluted earnings per common share	$0.94	$0.49	$1.20	$0.99
Non-dilutive common stock options of approximately 8 million and 4 million for the three months ended June 30, 2020 and 2019, respectively, and 7 million and 3 million for the six months ended June 30, 2020 and 2019, respectively, were excluded from the earnings per common share calculation.
Note 5 Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For retirement eligible colleagues, whose employment meets the definitions under the 2017 Incentive Compensation Plan, and subsequent 2020 Incentive Compensation Plan, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
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

The following assumptions were used in estimating the fair value for options granted in the first six months of 2020 and full year 2019:

	2020	2019
Dividend yield	3.50%	3.30%
Risk-free interest rate	1.60%	2.60%
Weighted average expected volatility	21.00%	24.00%
Weighted average expected life	5.75 years	5.75 years
Weighted average per share fair value of options	$2.39	$4.00
A summary of the Corporation’s stock option activity for the six months ended June 30, 2020 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	5,543	$20.13	6.25 years	$16,043
Granted	1,697	18.43
Exercised	(110)	13.95
Forfeited or expired	(219)	22.30
Outstanding at June 30, 2020	6,911	$19.74	6.73 years	$213
Options Exercisable at June 30, 2020	4,242	$19.21	5.32 years	$213
(a) In thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2020, the intrinsic value of stock options exercised was less than $1 million compared to $3 million for the six months ended June 30, 2019. The total fair value of stock options vested was $3 million for the six months ended June 30, 2020, compared to $4 million for the six months ended June 30, 2019.
The Corporation recognized compensation expense for the vesting of stock options of $3 million for both the six months ended June 30, 2020 and June 30, 2019. Included in compensation expense for 2020 was approximately $1 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At June 30, 2020, the Corporation had approximately $4 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
The Corporation also has issued time-based and performance-based restricted stock awards under the 2017 Incentive Compensation Plan and subsequent 2020 Incentive Compensation Plan. Performance awards are based on performance goals of earnings per share and total shareholder return with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.

The following table summarizes information about the Corporation’s restricted stock awards activity for the six months ended June 30, 2020:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,393	$22.39
Granted	1,032	18.38
Vested	(804)	23.05
Forfeited	(72)	22.64
Outstanding at June 30, 2020	2,550	$20.56
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2019 and 2020 will vest ratably over a period of three years. Service-based restricted stock awards granted during 2019 and 2020 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $12 million was recorded for the six months ended June 30, 2020 and $13 million was recorded for the six months ended June 30, 2019. Included in compensation expense for the first six months of 2020 was approximately $5 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $23 million of unrecognized compensation costs related to restricted stock awards at June 30, 2020 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.

At the Corporation’s 2020 Annual Meeting of Shareholders held on April 28, 2020, the Corporation’s shareholders approved the Associated Banc-Corp 2020 Incentive Compensation Plan, which provides for various types of awards to the Company’s executive officers, employees, consultants and non-employee directors, including, among others, stock options, restricted stock, restricted stock units and performance units.

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

Note 6 Investment Securities
Investment securities are classified as available for sale, held to maturity, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of securities available for sale and held to maturity at June 30, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
U. S. Treasury securities	$26,646	$88	$—	$26,735
Agency securities	24,982	25	—	25,007
Obligations of state and political subdivisions (municipal securities)	471,346	24,542	—	495,888
Residential mortgage-related securities
FNMA / FHLMC	813,458	4,652	—	818,110
GNMA	592,338	13,222	—	605,561
Commercial mortgage-related securities
FNMA / FHLMC	19,793	2,269	—	22,061
GNMA	782,577	20,786	—	803,362
Asset backed securities
FFELP	356,532	—	(16,058)	340,474
SBA	9,619	—	(44)	9,575
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$3,100,291	$65,584	$(16,102)	$3,149,773
Investment securities held to maturity
U. S. Treasury securities	$999	$36	$—	$1,036
Obligations of state and political subdivisions (municipal securities)	1,435,938	110,132	(53)	1,546,018
Residential mortgage-related securities
FNMA / FHLMC	71,872	3,400	—	75,271
GNMA	207,908	7,012	—	214,920
GNMA commercial mortgage-related securities	360,570	11,691	—	372,261
Total investment securities held to maturity	$2,077,287	$132,271	$(53)	$2,209,505

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2019 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)	$529,908	$16,269	$(18)	$546,160
Residential mortgage-related securities
FNMA / FHLMC	131,158	1,562	(59)	132,660
GNMA	982,941	3,887	(1,689)	985,139
Commercial mortgage-related securities
FNMA / FHLMC	19,929	1,799	—	21,728
GNMA	1,314,836	7,403	(12,032)	1,310,207
FFELP asset backed securities	270,178	—	(6,485)	263,693
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$3,251,950	$30,920	$(20,284)	$3,262,586
Investment securities held to maturity
U. S. Treasury securities	$999	$19	$—	$1,018
Obligations of state and political subdivisions (municipal securities)	1,418,569	69,775	(1,118)	1,487,227
Residential mortgage-related securities
FNMA / FHLMC	81,676	1,759	(15)	83,420
GNMA	269,523	1,882	(1,108)	270,296
GNMA commercial mortgage-related securities	434,317	6,308	(6,122)	434,503
Total investment securities held to maturity	$2,205,083	$79,744	$(8,363)	$2,276,465
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities available for sale and held to maturity at June 30, 2020 are shown below:

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,427	$9,458	$33,745	$33,927
Due after one year through five years	83,136	83,882	67,917	69,887
Due after five years through ten years	343,084	360,051	166,553	175,189
Due after ten years	90,327	97,240	1,168,722	1,268,050
Total debt securities	525,975	550,630	1,436,937	1,547,053
Residential mortgage-related securities
FNMA / FHLMC	813,458	818,110	71,872	75,271
GNMA	592,338	605,561	207,908	214,920
Commercial mortgage-related securities
FNMA / FHLMC	19,793	22,061	—	—
GNMA	782,577	803,362	360,570	372,261
Asset backed securities
FFELP	356,532	340,474	—	—
SBA	9,619	9,575	—	—
Total investment securities	$3,100,291	$3,149,773	$2,077,287	$2,209,505
Ratio of fair value to amortized cost		101.6%		106.4%

On a quarterly basis, the Corporation refreshes the credit quality of each held to maturity security. The following table summarizes the credit quality indicators of held to maturity securities at amortized cost at June 30, 2020:

($ in Thousands)	AAA	AA	A	Total
U. S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	561,670	853,910	20,358	1,435,938
Residential mortgage-related securities
FNMA/FHLMC	71,872	—	—	71,872
GNMA	207,908	—	—	207,908
GNMA commercial mortgage-related securities	360,570	—	—	360,570
Total held to maturity securities	$1,203,018	$853,910	$20,358	$2,077,287
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale of investment securities for the three and six months ended June 30, 2020 and 2019 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Gross gains on available for sale securities	$3,106	$654	$9,304	$2,334
Gross gains on held to maturity securities	—	—	—	—
Total gains	3,106	654	9,304	2,334
Gross (losses) on available for sale securities	(11)	(13,636)	(90)	(13,636)
Gross (losses) on held to maturity securities	—	—	—	—
Total (losses)	(11)	(13,636)	(90)	(13,636)
Write-up of equity securities without readily determinable fair values	—	13,444	—	13,444
Investment securities gains (losses), net	$3,096	$463	$9,214	$2,143
Proceeds from sales of investment securities	$261,037	$803,105	$626,276	$934,228
During the second quarter of 2020, the Corporation sold $261 million of less liquid securities at a gain of $3 million, reinvesting the proceeds into more liquid securities in order to further improve portfolio liquidity. During the first quarter of 2020, the Corporation sold $281 million of primarily prepayment sensitive mortgage-related securities at a gain of $6 million. Additionally, in February 2020, the Corporation sold $84 million of certain securities acquired in the First Staunton acquisition that did not fit the parameters of the Corporation's current investment strategy.
During the first six months of 2019, the Corporation sold $934 million of taxable floating rate ABS and shorter duration MBS, and CMO Agency securities, with the proceeds utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a stable to declining rate environment. The Corporation also donated 42,039 shares of Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, and the subsequent sale of those shares by the Trust resulted in an observable market price. As a result, the Corporation wrote up its remaining 77,000 Visa Class B restricted shares to fair value. Based on the existing transfer restriction and the uncertainty of covered litigation, the shares were previously carried at a zero cost basis.
Investment securities with a carrying value of approximately $1.9 billion and $2.6 billion at June 30, 2020 and December 31, 2019, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
Accrued interest receivable on held to maturity securities totaled $15 million and $16 million at June 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on available for sale securities totaled $9 million and $10 million at June 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on both held to maturity and available for sale securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at June 30, 2020 or December 31, 2019.
A security is considered past due once it is 30 days contractually past due under the terms of the agreement. At June 30, 2020, the Corporation had no past due held to maturity securities.

The allowance for credit losses on held to maturity securities was approximately $61,000 at June 30, 2020, attributable entirely to the Corporation's municipal securities, included in investment securities held to maturity, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury and residential mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2020:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)	1	$—	$548	—	$—	$—	$—	$548
FNMA / FHLMC residential mortgage-related securities	5	—	54,893	—	—	—	—	54,893
Asset backed securities
FFELP	9	(5,478)	147,310	17	(10,580)	193,164	(16,058)	340,474
SBA	15	(44)	9,422	—	—	—	(44)	9,422
Total	30	$(5,522)	$212,172	17	$(10,580)	$193,164	$(16,102)	$405,336
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	8	$(52)	$12,431	2	$(1)	$365	$(53)	$12,796
Total	8	$(52)	$12,431	2	$(1)	$365	$(53)	$12,796
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
The Corporation reviews the available for sale investment securities portfolio on a quarterly basis to monitor its credit exposure. A determination as to whether a security’s decline in fair value is the result of credit risk takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the impairment analysis include the extent to which the security has been in an unrealized loss position, the change in security rating, financial condition and near-term prospects of the issuer, as well as the security and industry specific economic conditions.
Based on the Corporation’s evaluation, management does not believe any available for sale securities in an unrealized loss position at June 30, 2020 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The fair value of municipal securities, which pertains to various state and local political subdivisions and school districts, has increased due to the decrease in overall interest rates, resulting in lower unrealized losses at June 30, 2020. The U.S. Treasury 3 year and 5 year rates decreased by 144 bp and 140 bp, respectively, from December 31,

2019. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At June 30, 2020 and December 31, 2019, the Corporation had FHLB stock of $126 million and $149 million, respectively. The Corporation had Federal Reserve Bank stock of $81 million and $78 million at June 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on FHLB stock totaled $2 million at both June 30, 2020 and December 31, 2019. There was no accrued interest receivable on Federal Reserve Bank stock at either June 30, 2020 or December 31, 2019. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both June 30, 2020 and December 31, 2019, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation also acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $13 million at both June 30, 2020 and December 31, 2019.
Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	June 30, 2020	December 31, 2019
PPP	$1,012,033	$—
Commercial and industrial	7,968,709	7,354,594
Commercial real estate — owner occupied	914,385	911,265
Commercial and business lending	9,895,127	8,265,858
Commercial real estate — investor	4,174,125	3,794,517
Real estate construction	1,708,189	1,420,900
Commercial real estate lending	5,882,314	5,215,417
Total commercial	15,777,441	13,481,275
Residential mortgage	7,933,518	8,136,980
Home equity	795,671	852,025
Other consumer	326,040	351,159
Total consumer	9,055,230	9,340,164
Total loans	$24,832,671	$22,821,440

Accrued interest receivable on loans totaled $60 million at June 30, 2020, and $63 million at December 31, 2019 and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled $1 million for both the three and six months ended June 30, 2020.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at June 30, 2020:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2020	2019	2018	2017	2016	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$985,462	$—	$—	$—	$—	$—	$985,462
Special Mention	—	—	7,409	—	—	—	—	—	7,409
Potential Problem	—	—	19,161	—	—	—	—	—	19,161
Paycheck Protection Program	$—	$—	$1,012,033	$—	$—	$—	$—	$—	$1,012,033
Commercial and industrial:
Risk rating:
Pass	$20	$1,832,797	$929,266	$1,759,308	$1,650,024	$597,967	$361,006	$531,995	$7,662,364
Special Mention	—	12,802	379	23,783	7,299	15	5,541	17	49,836
Potential Problem(c)	517	12,963	17,235	16,544	66,699	52,176	8,492	2,162	176,270
Nonaccrual(d)	14,465	—	1,597	7,140	188	24,550	16,624	30,141	80,239
Commercial and industrial	$15,003	$1,858,562	$948,477	$1,806,776	$1,724,210	$674,708	$391,662	$564,314	$7,968,709
Commercial real estate - owner occupied:
Risk rating:
Pass	$1,150	$17,897	$94,106	$213,234	$131,748	$121,963	$166,366	$111,790	$857,103
Special Mention	—	—	2,450	16,317	12,776	128	2,439	5,321	39,432
Potential Problem	—	77	661	1,409	1,923	2,461	6,106	3,281	15,919
Nonaccrual	—	—	—	—	223	335	—	1,374	1,932
Commercial real estate - owner occupied	$1,150	$17,973	$97,217	$230,960	$146,670	$124,887	$174,911	$121,768	$914,385
Commercial and business lending:
Risk rating:
Pass	$1,170	$1,850,694	$2,008,834	$1,972,542	$1,781,772	$719,930	$527,371	$643,786	$9,504,929
Special Mention	—	12,802	10,239	40,100	20,075	143	7,979	5,338	96,677
Potential Problem(c)	517	13,040	37,058	17,953	68,622	54,637	14,598	5,443	211,350
Nonaccrual(d)	14,465	—	1,597	7,140	411	24,884	16,624	31,515	82,171
Commercial and business lending	$16,153	$1,876,535	$2,057,727	$2,037,736	$1,870,880	$799,595	$566,572	$686,082	$9,895,127
Commercial real estate - investor:
Risk rating:
Pass	$—	$176,047	$847,031	$1,083,145	$836,244	$378,098	$400,279	$288,644	$4,009,488
Special Mention	—	—	12,886	4,869	17,098	3,686	17,180	9,509	65,228
Potential Problem	—	803	14,703	52,762	3,313	314	1,796	14,547	88,237
Nonaccrual	446	—	395	10,256	446	—	—	75	11,172
Commercial real estate - investor	$446	$176,850	$875,014	$1,151,033	$857,101	$382,098	$419,255	$312,775	$4,174,125
Real estate construction:
Risk rating:
Pass	$—	$67,584	$279,683	$810,738	$434,146	$69,790	$3,095	$22,066	$1,687,100
Special Mention	—	—	—	—	18,402	—	—	12	18,414
Potential Problem	—	—	—	211	358	1,557	—	45	2,170
Nonaccrual	—	—	—	—	—	—	—	503	503
Real estate construction	$—	$67,584	$279,683	$810,949	$452,906	$71,346	$3,095	$22,627	$1,708,189
Commercial real estate lending:
Risk rating:
Pass	$—	$243,630	$1,126,713	$1,893,883	$1,270,390	$447,888	$403,374	$310,710	$5,696,589
Special Mention	—	—	12,886	4,869	35,500	3,686	17,180	9,522	83,643
Potential Problem	—	803	14,703	52,973	3,670	1,870	1,796	14,592	90,407
Nonaccrual	446	—	395	10,256	446	—	—	578	11,675
Commercial real estate lending	$446	$244,433	$1,154,696	$1,961,982	$1,310,007	$453,444	$422,349	$335,402	$5,882,314

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2020	2019	2018	2017	2016	Prior	Total
Total commercial:
Risk rating:
Pass	$1,170	$2,094,324	$3,135,547	$3,866,425	$3,052,162	$1,167,818	$930,746	$954,496	$15,201,517
Special Mention	—	12,802	23,125	44,969	55,576	3,829	25,159	14,860	180,320
Potential Problem	517	13,843	51,760	70,927	72,292	56,507	16,393	20,035	301,758
Nonaccrual	14,911	—	1,992	17,397	857	24,884	16,624	32,093	93,846
Total commercial	$16,599	$2,120,969	$3,212,424	$3,999,718	$3,180,887	$1,253,039	$988,922	$1,021,484	$15,777,441
Residential mortgage:
Risk rating:
Pass	$—	$90	$943,953	$1,726,616	$766,921	$1,274,176	$1,160,820	$1,990,617	$7,863,194
Special Mention	—	—	—	—	270	—	36	206	511
Potential Problem	—	—	780	707	205	212	226	1,028	3,157
Nonaccrual	—	—	1,758	3,659	6,953	8,434	10,798	35,055	66,656
Residential mortgage	$—	$90	$946,490	$1,730,982	$774,348	$1,282,822	$1,171,880	$2,026,905	$7,933,518
Home equity:
Risk rating:
Pass	$2,005	$631,366	$1,746	$16,439	$21,034	$15,073	$7,510	$88,904	$782,073
Special Mention	233	199	—	—	16	24	—	610	849
Potential Problem	—	1,775	—	—	—	—	—	146	1,921
Nonaccrual	586	673	297	124	491	387	233	8,623	10,829
Home equity	$2,824	$634,013	$2,044	$16,564	$21,541	$15,484	$7,743	$98,282	$795,671
Other consumer:
Risk rating:
Pass	$15	$168,601	$4,497	$14,764	$5,581	$2,811	$2,015	$126,920	$325,190
Special Mention	1	530	—	30	6	—	—	7	574
Nonaccrual	7	84	10	53	22	—	78	30	276
Other consumer	$22	$169,215	$4,507	$14,847	$5,610	$2,811	$2,094	$126,957	$326,040
Total consumer:
Risk rating:
Pass	$2,020	$800,057	$950,196	$1,757,820	$793,537	$1,292,060	$1,170,346	$2,206,441	$8,970,456
Special Mention	234	729	—	30	292	24	36	823	1,934
Potential Problem	—	1,775	780	707	205	212	226	1,174	5,078
Nonaccrual	593	757	2,065	3,836	7,466	8,821	11,110	43,707	77,761
Total consumer	$2,846	$803,318	$953,041	$1,762,393	$801,499	$1,301,117	$1,181,717	$2,252,145	$9,055,230
Total loans:
Risk rating:
Pass	$3,190	$2,894,381	$4,085,744	$5,624,245	$3,845,698	$2,459,878	$2,101,091	$3,160,936	$24,171,974
Special Mention	234	13,531	23,125	44,999	55,868	3,854	25,195	15,683	182,254
Potential Problem	517	15,618	52,540	71,634	72,497	56,719	16,619	21,209	306,836
Nonaccrual	15,504	757	4,056	21,232	8,323	33,705	27,733	75,800	171,607
Total loans	$19,445	$2,924,286	$4,165,465	$5,762,111	$3,982,386	$2,554,155	$2,170,639	$3,273,628	$24,832,671
(a) Revolving loans converted to term loans are also reported in their year of origination
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Includes $63 million of oil and gas related loans
(d) Includes $50 million of oil and gas related loans

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
The following table presents loans by past due status at June 30, 2020:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(b)(c)	Total
PPP	$1,012,033	$—	$—	$—	$—	$1,012,033
Commercial and industrial	7,887,369	274	442	385	80,239	7,968,709
Commercial real estate - owner occupied	912,254	199	—	—	1,932	914,385
Commercial and business lending	9,811,656	473	442	385	82,171	9,895,127
Commercial real estate - investor	4,149,079	2,886	10,989	—	11,172	4,174,125
Real estate construction	1,707,300	373	12	—	503	1,708,189
Commercial real estate lending	5,856,379	3,259	11,001	—	11,675	5,882,314
Total commercial	15,668,035	3,732	11,443	385	93,846	15,777,441
Residential mortgage	7,863,839	2,789	233	—	66,656	7,933,518
Home equity	781,735	2,259	849	—	10,829	795,671
Other consumer	323,201	883	599	1,081	276	326,040
Total consumer	8,968,775	5,932	1,681	1,081	77,761	9,055,230
Total loans	$24,636,810	$9,664	$13,125	$1,466	$171,607	$24,832,671
(a) Any deferred loans related to COVID-19 are considered current in accordance with Section 4013 of the CARES Act.
(b) Of the total nonaccrual loans, $117 million, or 68%, were current with respect to payment at June 30, 2020.
(c) No interest income was recognized on nonaccrual loans for both the three and six months ended June 30, 2020. In addition, there were $91 million of nonaccrual loans for which there was no related ACLL at June 30, 2020.

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

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	June 30, 2020		December 31, 2019
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
PPP	$—	$—	$—	$—
Commercial and industrial	16,321	7,968	16,678	7,376
Commercial real estate — owner occupied	1,441	—	1,676	—
Commercial real estate — investor	114	395	293	—
Real estate construction	313	173	298	179
Residential mortgage	4,178	15,401	3,955	13,035
Home equity	1,717	1,424	1,896	1,904
Other consumer	1,219	—	1,246	1
Total restructured loans(b)	$25,303	$25,362	$26,041	$22,494
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to COVID-19 in accordance with Section 4013 of the CARES Act.

The Corporation had a recorded investment of $8 million in loans modified in a TDR during the six months ended June 30, 2020, of which $1 million were in accrual status and $7 million were in nonaccrual pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of COVID-19 are not categorized as TDRs in accordance with regulatory guidance. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment and unpaid principal balance for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
PPP	—	$—	$—	—	$—	$—
Commercial and industrial	2	1,112	1,140	1	196	196
Commercial real estate — owner occupied	1	288	319	—	—	—
Commercial real estate — investor	1	395	1,705	—	—	—
Real estate construction	1	102	102	—	—	—
Residential mortgage	24	5,163	5,237	38	5,665	5,682
Home equity	15	471	483	18	499	506
Other consumer	—	—	—	1	10	10
Total loans modified	44	$7,531	$8,986	58	$6,370	$6,394
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the six months ended June 30, 2020, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the six months ended June 30, 2020.

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the six months ended June 30, 2020 and 2019 and the recorded investment in these restructured loans as of June 30, 2020 and 2019:

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	5	$1,036	16	$2,813
Home equity	4	208	14	477
Total loans modified	9	$1,244	30	$3,290

All loans modified in a TDR are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At adoption of ASU 2016-13 on January 1, 2020, the Corporation had $114 million in loans meeting this classification compared to $102 million at June 30, 2020. Of the loans classified as probable TDRs at June 30, 2020, $76 million are within the oil and gas portfolio, while one loan with a balance of $26 million, is in general commercial and business lending.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized the Moody's baseline forecast, updated during June 2020, in the allowance model. The forecast is applied over a 1 year reasonable and supportable period with immediate reversion to historical long run losses. The Corporation changed the reversion methodology during the first quarter of 2020 from straight-line over 1 year to immediate reversion due to the uncertainty within the economic forecasts due to COVID-19. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the six months ended June 30, 2020:

($ in Thousands)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Gross up of allowance for PCD loans at acquisition	Provision recorded at acquisition	Provision for loan losses	June 30, 2020	ACLL / Loans
Allowance for loan losses
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$808	$808
Commercial and industrial	91,133	52,919	144,052	(42,183)	2,215	(39,968)	293	408	70,767	175,553
Commercial real estate — owner occupied	10,284	(1,851)	8,433	—	1	1	890	255	736	10,315
Commercial and business lending	101,417	51,068	152,485	(42,183)	2,216	(39,967)	1,183	663	72,311	186,676
Commercial real estate — investor	40,514	2,041	42,555	(140)	168	28	753	472	14,713	58,520
Real estate construction	24,915	7,467	32,382	(19)	27	8	435	492	5,076	38,393
Commercial real estate lending	65,428	9,508	74,937	(159)	195	36	1,188	964	19,789	96,913
Total commercial	166,846	60,576	227,422	(42,342)	2,412	(39,931)	2,371	1,627	92,101	283,590
Residential mortgage	16,960	33,215	50,175	(1,301)	174	(1,127)	651	403	(6,276)	43,825
Home equity	10,926	11,649	22,575	(1,213)	981	(232)	422	374	(1,677)	21,462
Other consumer	6,639	7,016	13,655	(2,802)	562	(2,240)	61	140	3,309	14,926
Total consumer	34,525	51,880	86,405	(5,316)	1,717	(3,599)	1,134	917	(4,644)	80,213
Total loans	$201,371	$112,457	$313,828	$(47,659)	$4,129	$(43,530)	$3,504	$2,543	$87,457	$363,803
Allowance for unfunded commitments
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	12,276	(3,998)	8,278	—	—	—	—	61	11,261	19,601
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	93	224
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	11,354	19,824
Commercial real estate — investor	530	246	776	—	—	—	—	2	(227)	550
Real estate construction	7,532	18,347	25,879	—	—	—	—	45	11,956	37,880
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	11,729	38,430
Total commercial	20,465	14,595	35,060	—	—	—	—	112	23,084	58,256
Home equity	1,038	2,591	3,629	—	—	—	—	66	152	3,846
Other consumer	405	1,504	1,909	—	—	—	—	—	766	2,675
Total consumer	1,443	4,095	5,538	—	—	—	—	66	917	6,522
Total loans	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$24,000	$64,776
Allowance for credit losses on loans
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$808	$808	0.08%
Commercial and industrial	103,409	48,921	152,330	(42,183)	2,215	(39,968)	293	469	82,028	195,155	2.45%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	—	1	1	890	259	829	10,538	1.15%
Commercial and business lending	113,820	47,070	160,890	(42,183)	2,216	(39,967)	1,183	728	83,666	206,501	2.09%
Commercial real estate — investor	41,044	2,287	43,331	(140)	168	28	753	474	14,486	59,070	1.42%
Real estate construction	32,447	25,814	58,261	(19)	27	8	435	537	17,032	76,273	4.47%
Commercial real estate lending	73,490	28,101	101,591	(159)	195	36	1,188	1,011	31,518	135,343	2.30%
Total commercial	187,311	75,171	262,482	(42,342)	2,412	(39,931)	2,371	1,739	115,184	341,844	2.17%
Residential mortgage	16,960	33,215	50,175	(1,301)	174	(1,127)	651	403	(6,277)	43,826	0.55%
Home equity	11,964	14,240	26,204	(1,213)	981	(232)	422	440	(1,526)	25,308	3.18%
Other consumer	7,044	8,520	15,564	(2,802)	562	(2,240)	61	140	4,076	17,601	5.40%
Total consumer	35,968	55,975	91,943	(5,316)	1,717	(3,599)	1,134	983	(3,727)	86,735	0.96%
Total loans	$223,278	$131,147	$354,425	$(47,659)	$4,129	$(43,530)	$3,504	$2,722	$111,457	$428,579	1.73%

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
Loans Acquired in Acquisitions
Loans acquired in a business combination after January 1, 2020 are recorded in accordance with ASC Topic 326. See Note 2 Acquisitions and Dispositions for more information on loans acquired in a business combination. After January 1, 2020, acquired loans were segregated into two types:
•PCD loans are loans demonstrating more than insignificant credit deterioration since origination and are accounted for with ASC 326-30. Under this guidance, the credit mark on acquired assets grosses up the allowance for loan losses and the amortized cost of the loan.
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
The Corporation conducted its most recent annual impairment testing in May 2020, utilizing a quantitative assessment to compare the fair value of each reporting unit with its carrying amount, including goodwill. An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. Based on the quantitative assessment, management concluded that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, based on the step one quantitative analysis, no impairment was required. There have been no events since the May 2020 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2019 or the first six months of 2020.
At June 30, 2020 and December 31, 2019, the Corporation had goodwill of $1.1 billion and $1.2 billion, respectively. There was an increase of $15 million during the first quarter of 2020 with a subsequent reduction of $2 million due to adjustments that were made to goodwill relating to the First Staunton acquisition, and an $82 million reduction related to the disposition of ABRC.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs, other intangibles, and MSRs. Other intangibles decreased $19 million from December 31, 2019, primarily driven by a $17 million decrease due to the disposition of ABRC. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Core deposit intangibles
Gross carrying amount at the beginning of the year	$80,730	$58,100
Additions during the period	7,379	22,630
Accumulated amortization	(16,800)	(12,456)
Net book value	$71,309	$68,274
Amortization during the year	$4,344	$7,130
Other intangibles
Gross carrying amount at the beginning of the year	$38,970	$44,887
Additions during the period	200	—
Reductions due to sale	(17,435)	(217)
Accumulated amortization	(20,285)	(24,643)
Net book value	$1,450	$20,027
Amortization during the year	$1,343	$2,818
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSRs are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.
The Corporation evaluates its MSRs asset for impairment at minimum on a quarterly basis. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the MSRs asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSRs asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. During the first half of 2020, the Corporation recognized temporary impairment of $17 million driven by decreasing interest rates. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the MSRs asset.
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$67,607	$68,433
Additions from acquisition	1,357	—
Additions	7,812	11,606
Amortization	(10,043)	(12,432)
Mortgage servicing rights at end of period	$66,734	$67,607
Valuation allowance at beginning of period	$(302)	$(239)
(Additions) recoveries, net	(17,029)	(63)
Valuation allowance at end of period	$(17,331)	$(302)
Mortgage servicing rights, net	$49,403	$67,306
Fair value of mortgage servicing rights	$49,423	$72,532
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,454,204	$8,488,969
Mortgage servicing rights, net to servicing portfolio	0.58%	0.79%
Mortgage servicing rights expense(a)	$27,072	$12,494
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2020. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
Six Months Ending December 31, 2020	$4,405	$100	$7,676
2021	8,811	200	14,970
2022	8,811	200	10,982
2023	8,811	200	8,269
2024	8,811	200	6,409
2025	8,811	200	5,082
Beyond 2025	22,849	350	13,346
Total Estimated Amortization Expense	$71,309	$1,450	$66,734

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

($ in Thousands)	June 30, 2020	December 31, 2019
Short-Term Funding
Federal funds purchased	$3,430	$362,000
Securities sold under agreements to repurchase	138,863	71,097
Federal funds purchased and securities sold under agreements to repurchase	142,293	433,097
Commercial paper	39,535	32,016
Total short-term funding	$181,828	$465,113
Long-Term Funding
Bank senior notes, at par, due 2021	$300,000	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
PPPLF	1,009,760	—
Finance leases	1,202	2,209
Capitalized costs	(2,265)	(2,866)
Total long-term funding	1,558,698	549,343
Total short and long-term funding, excluding FHLB advances	$1,740,525	$1,014,456
FHLB Advances
Short-term FHLB advances	$—	$520,000
Long-term FHLB advances	2,657,016	2,660,967
Total FHLB advances	$2,657,016	$3,180,967

Total short and long-term funding	$4,397,542	$4,195,422
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of June 30, 2020, the Corporation pledged agency mortgage-related securities with a fair value of $203 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2020
Repurchase agreements
Agency mortgage-related securities	$138,863	$—	$—	$—	$138,863
Total	$138,863	$—	$—	$—	$138,863
December 31, 2019
Repurchase agreements
Agency mortgage-related securities	$71,097	$—	$—	$—	$71,097
Total	$71,097	$—	$—	$—	$71,097

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
Paycheck Protection Program Liquidity Facility
In connection with the funding of PPP loans, the Corporation has utilized the PPPLF. These borrowings from the Federal Reserve Bank match the term of the underlying loan, which has been pledged to secure the borrowings, with original terms of two or five years. The rate of this funding is 0.35%. The Corporation expects the PPP loans to pay down mostly in the fourth quarter of 2020 and early 2021 with the funding paying down during that same timeframe, therefore the expected maturity is less than the contractual terms of two or five years.
Finance Leases
In connection with the construction of new branches in Oshkosh and Eau Claire, Wisconsin, the Corporation entered into land leases with options to purchase the underlying land for a fixed price, which the Corporation now expects to exercise. The finance leases have fixed interest rates of approximately 1.00%. See Note 18 for additional disclosure regarding the Corporation’s leases.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $73 million of investment securities as collateral at June 30, 2020, and pledged $57 million of investment securities as collateral at December 31, 2019. At June 30, 2020, the Corporation posted $38 million of cash collateral compared to $14 million at December 31, 2019.
Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house, if possible. For derivatives cleared through central clearing houses, the variation margin payments are legally characterized as daily settlements of the derivative rather than collateral. The Corporation's clearing agent for interest rate derivative contracts that are centrally cleared through the Chicago Mercantile Exchange (CME) and the London Clearing House (LCH) settles the variation margin daily. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value is reported in other assets or accrued expenses and other liabilities on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.

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
The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments as of June 30, 2020 and December 31, 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2020 and December 31, 2019. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	June 30, 2020				December 31, 2019
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,564,015	$238,003	$3,564,015	$31,472	$3,029,877	$77,024	$3,029,877	$13,073
Foreign currency exchange forwards	337,015	4,200	290,557	4,102	272,636	4,226	264,653	4,048
Commodity contracts	163,307	38,543	158,756	36,998	255,089	20,528	255,165	19,624
Mortgage banking(a)	299,330	12,837	393,184	1,293	255,291	2,527	263,000	710
Gross derivatives before netting		$293,583		$73,865		$104,305		$37,455
Less: Legally enforceable master netting agreements		1,586		1,586		10,410		10,410
Less: Cash collateral pledged/received		36,234		32,285		1,408		11,365
Total derivative instruments, after netting		$255,763		$39,994		$92,487		$15,680
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At June 30, 2020, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $751 million and is included in loans and investment securities, available for sale, at fair value on the consolidated balance sheets. This amount includes $4 million of hedging adjustments on the discontinued hedging relationships.

The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and six months ended June 30, 2020 and 2019:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(542)	$—	$53	$—	$(864)	$(262)	$219	$—
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(542)	—	4,165	—	(864)	(262)	6,222	—
Derivatives designated as hedging instruments(a)	—	—	(4,112)	—	—	—	(6,003)	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and six months ended June 30, 2020 and 2019:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)		2020	2019	2020	2019
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$(65)	$(1,018)	$(3,155)	$(1,690)
Foreign currency exchange forwards	Capital markets, net	41	186	(81)	212
Commodity contracts	Capital markets, net	(105)	(1,678)	641	(2,245)
Interest rate lock commitments (mortgage)	Mortgage banking, net	382	1,837	10,310	2,661
Forward commitments (mortgage)	Mortgage banking, net	9,679	(78)	(582)	169

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
The following table presents the interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Investment Securities Received
($ in Thousands)		Derivative Assets Offset	Cash Collateral Received			Net amount
Derivative assets
June 30, 2020	$38,569	$(1,586)	$(36,234)	$749	$—	$749
December 31, 2019	11,864	(10,410)	(1,408)	45	—	45

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Investment Securities Pledged
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Pledged			Net amount
Derivative liabilities
June 30, 2020	$34,434	$(1,586)	$(32,285)	$564	$—	$564
December 31, 2019	22,189	(10,410)	(11,365)	413	—	413

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	June 30, 2020	December 31, 2019
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$9,580,338	$9,024,412
Commercial letters of credit(a)	6,123	7,081
Standby letters of credit(c)	265,223	277,969
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at June 30, 2020 or December 31, 2019.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million for both June 30, 2020 and December 31, 2019, as an estimate of the fair value of these financial instruments.

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

($ in Thousands)	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Allowance for Unfunded Commitments
Balance at beginning of period	$21,907	$24,336
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A
Balance at beginning of period, adjusted	40,597	24,336
Provision for unfunded commitments	24,000	(2,500)
Amount recorded at acquisition	179	70
Balance at end of period	$64,776	$21,907
The increase is a result of the Day 1 modified retrospective adjustment of $19 million for the adoption of ASU 2016-13. In addition, there was a $24 million increase to the provision for unfunded commitments driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology. See Note 3 and Note 7 of the notes to consolidated financial statements for additional information on the adoption of ASU 2016-13 and the allowance for unfunded commitments.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at June 30, 2020 was $274 million, compared to $248 million at December 31, 2019, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $12 million and $10 million for the six months ended June 30, 2020 and 2019, respectively, and $6 million and $5 million for the three months ended June 30, 2020 and 2019, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $262 million at June 30, 2020 and $234 million at December 31, 2019.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $136 million and $123 million at June 30, 2020 and December 31, 2019, respectively.

For the six months ended June 30, 2020 and the year ended December 31, 2019, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $28 million and $26 million at June 30, 2020 and December 31, 2019, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of $3 million and $2 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. There were no loss reimbursement and settlement claims paid for the six months ended June 30, 2020 and such claims were negligible for the year ended

December 31, 2019. Make whole requests during 2019 and the first six months of 2020 generally arose from loans sold during the period of January 1, 2012 to December 31, 2019. Since January 1, 2012, loans sold totaled $13.5 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2020, approximately $7.4 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million as of June 30, 2020 and approximately $795,000 as of December 31, 2019.

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2020 and December 31, 2019, there were approximately $34 million and $39 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2020 and December 31, 2019, there were $39 million and $45 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
Note 13 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2019 Annual Report on Form 10-K. There has been one significant change to the methodologies for assets and liabilities measured at fair value on a nonrecurring basis:
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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	June 30, 2020	December 31, 2019
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$26,735	$—
Agency securities	Level 2	25,007	—
Obligations of state and political subdivisions (municipal securities)	Level 2	495,888	546,160
Residential mortgage-related securities
FNMA / FHLMC	Level 2	818,110	132,660
GNMA	Level 2	605,561	985,139
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	22,061	21,728
GNMA	Level 2	803,362	1,310,207
Asset backed securities
FFELP	Level 2	340,474	263,693
SBA	Level 2	9,575	—
Other debt securities	Level 2	3,000	3,000
Total investment securities available for sale	Level 1	$26,735	$—
Total investment securities available for sale	Level 2	3,123,039	3,262,586
Equity securities with readily determinable fair values	Level 1	1,647	1,646
Residential loans held for sale	Level 2	196,673	136,280
Interest rate-related instruments(a)	Level 2	238,003	77,024
Foreign currency exchange forwards(a)	Level 2	4,200	4,226
Commodity contracts(a)	Level 2	38,543	20,528
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	12,837	2,527
Liabilities
Interest rate-related instruments(a)	Level 2	$31,472	$13,073
Foreign currency exchange forwards(a)	Level 2	4,102	4,048
Commodity contracts(a)	Level 2	36,998	19,624
Forward commitments to sell residential mortgage loans	Level 3	1,293	710
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the six months ended June 30, 2020 and the year ended December 31, 2019, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2018	$2,208	$2,072	$140
New production	24,164	(2,367)	26,531
Closed loans / settlements	(29,375)	(5,968)	(23,407)
Other	5,530	6,973	(1,443)
Mortgage derivative gain (loss)	319	(1,362)	1,681
Balance December 31, 2019	$2,527	$710	$1,817
New production	$44,349	$(439)	$44,788
Closed loans / settlements	(37,505)	(12,197)	(25,308)
Other	3,467	13,218	(9,752)
Mortgage derivative gain (loss)	10,310	582	9,727
Balance June 30, 2020	$12,837	$1,293	$11,544

The closing ratio on interest rate lock commitments to originate residential mortgage loans held for sale is a Level 3 measurement, and was 88% at June 30, 2020.

The following table presents the carrying value of equity securities without readily determinable fair values still held as of June 30, 2020 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of June 30, 2020:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2019	$13,444
Carrying value changes	—
Carrying value as of June 30, 2020	$13,444

Cumulative upward carrying value changes between January 1, 2018 and June 30, 2020	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2020	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
June 30, 2020
Assets
Individually evaluated loans(a)	Level 3	$88,416	Provision for credit losses	$(58,523)
OREO(b)	Level 2	6,611	Other noninterest expense	(2,273)
Mortgage servicing rights	Level 3	49,423	Mortgage banking, net	(17,029)

December 31, 2019
Assets
Impaired loans(c)	Level 3	$45,792	Provision for credit losses(d)	$(66,172)
OREO(b)	Level 2	3,565	Other noninterest expense	(1,860)
Mortgage servicing rights	Level 3	72,532	Mortgage banking, net	(63)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	13,444
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
The table below presents information about these inputs and further discussion is found above:

June 30, 2020	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	14%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	12%	-	35%	18%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	0%	-	68%	66%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		June 30, 2020		December 31, 2019
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$443,500	$443,500	$373,380	$373,380
Interest-bearing deposits in other financial institutions	Level 1	1,569,006	1,569,006	207,624	207,624
Federal funds sold and securities purchased under agreements to resell	Level 1	185	185	7,740	7,740
Investment securities held to maturity, net	Level 1	999	1,036	999	1,018
Investment securities held to maturity, net	Level 2	2,076,226	2,208,408	2,204,084	2,275,447
Investment securities available for sale	Level 1	26,735	26,735	—	—
Investment securities available for sale	Level 2	3,123,039	3,123,039	3,262,586	3,262,586
Equity securities with readily determinable fair values	Level 1	1,647	1,647	1,646	1,646
Equity securities without readily determinable fair values	Level 3	13,444	13,444	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	206,281	206,281	227,347	227,347
Residential loans held for sale	Level 2	196,673	196,673	136,280	136,280
Commercial loans held for sale	Level 2	3,565	3,565	15,000	15,000
Loans, net	Level 3	24,468,868	24,390,225	22,620,068	22,399,621
Bank and corporate owned life insurance	Level 2	676,196	676,196	671,948	671,948
Derivatives (other assets)(a)	Level 2	280,746	280,746	101,778	101,778
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	12,837	12,837	2,527	2,527
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$24,302,540	$24,302,540	$21,156,261	$21,156,261
Brokered CDs and other time deposits(b)	Level 2	2,248,904	2,267,551	2,622,803	2,622,803
Short-term funding(c)	Level 2	181,828	181,828	465,113	465,113
Long-term funding (excluding PPPLF)	Level 2	548,937	576,667	549,343	572,873
PPPLF	Level 2	1,009,760	1,009,926	—	—
FHLB advances	Level 2	2,657,016	2,851,632	3,180,967	3,207,793
Standby letters of credit(d)	Level 2	2,644	2,644	2,710	2,710
Derivatives (accrued expenses and other liabilities)(a)	Level 2	72,572	72,572	36,745	36,745
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	1,293	1,293	710	710
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
(d) The commitment on standby letters of credit was $265 million at June 30, 2020 and $278 million at December 31, 2019. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
RAP
Service cost	$2,165	$1,925	$4,330	$3,850
Interest cost	2,008	2,413	4,015	4,825
Expected return on plan assets	(6,405)	(6,075)	(12,810)	(12,150)
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss (gain)	803	65	1,610	130
Total net periodic pension cost	$(1,449)	$(1,691)	$(2,893)	$(3,383)
Postretirement Plan
Interest cost	$20	$26	$39	$52
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss (gain)	—	(1)	—	(2)
Total net periodic benefit cost	$1	$6	$2	$13

The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the six months ended June 30, 2020 and 2019.
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
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an allowance model using the methodologies described in Note 3 in this Quarterly Report on Form 10-Q. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, and asset gains on disposed business units) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2019 Annual Report on Form 10-K.
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment and fiduciary products and services to individuals and small to mid-sized businesses. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, the Corporation offered insurance and risk consulting services. During the second quarter of 2020, the Corporation sold ABRC. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). All First Staunton and Huntington branch acquisition related costs as well as the gain on sale of ABRC are included in the Risk Management and Shared Services segment.
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

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$98,824	$114,232	$206,577	$228,162
Net intersegment interest income (expense)	6,889	(13,326)	(3,856)	(28,881)
Segment net interest income	105,713	100,906	202,721	199,281
Noninterest income	30,691	31,267	65,124	58,414
Total revenue	136,405	132,174	267,845	257,695
Credit provision	13,713	12,585	25,885	25,169
Noninterest expense	50,837	56,450	102,098	111,383
Income (loss) before income taxes	71,855	63,139	139,862	121,144
Income tax expense (benefit)	13,446	12,244	26,117	23,411
Net income	$58,410	$50,895	$113,745	$97,732
Allocated goodwill			$530,144	$530,106

	Community, Consumer, and Business
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$73,120	$77,013	$148,047	$156,699
Net intersegment interest income (expense)	14,340	22,804	33,025	43,551
Segment net interest income	87,459	99,817	181,072	200,250
Noninterest income	58,557	62,123	116,207	120,398
Total revenue	146,017	161,940	297,279	320,648
Credit provision	5,429	4,626	10,537	9,311
Noninterest expense	122,290	119,694	238,721	232,612
Income (loss) before income taxes	18,298	37,620	48,021	78,725
Income tax expense (benefit)	3,843	7,900	10,084	16,532
Net income	$14,455	$29,720	$37,936	$62,193
Allocated goodwill			$577,758	$645,913

	Risk Management and Shared Services
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$17,929	$22,375	$38,190	$44,306
Net intersegment interest income (expense)	(21,229)	(9,478)	(29,169)	(14,671)
Segment net interest income	(3,301)	12,896	9,021	29,635
Noninterest income(a)	165,242	2,447	171,465	8,228
Total revenue	161,941	15,343	180,486	37,863
Credit provision	41,858	(9,211)	77,579	(20,480)
Noninterest expense(b)	10,280	21,634	34,779	45,456
Income (loss) before income taxes	109,802	2,919	68,129	12,887
Income tax expense (benefit)	33,950	(1,127)	25,255	1,466
Net income	$75,853	$4,047	$42,874	$11,422
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$189,872	$213,619	$392,814	$429,167
Net intersegment interest income (expense)	—	—	—	—
Segment net interest income	189,872	213,619	392,814	429,167
Noninterest income(a)	254,490	95,837	352,796	187,040
Total revenue	444,362	309,457	745,610	616,206
Credit provision	61,000	8,000	114,001	14,000
Noninterest expense(b)	183,407	197,779	375,598	389,450
Income (loss) before income taxes	199,955	103,678	256,012	212,756
Income tax expense (benefit)	51,238	19,017	61,457	41,409
Net income	$148,718	$84,661	$194,555	$171,347
Allocated goodwill			$1,107,902	$1,176,019
(a) For the three and six months ended June 30, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC.
(b) For the three months ended both June 30, 2020 and 2019, the Risk Management and Shared Services segment included less than $1 million and approximately $4 million respectively, of acquisition related noninterest expense. For the six months ended June 30, 2020 and 2019, the Risk Management and Shared Services segment included approximately $2 million and $4 million respectively, of acquisition related noninterest expense.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2020 and 2019, including changes during the preceding three and six month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income (loss) before reclassifications	48,060	—	48,060
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(9,214)	—	(9,214)
Personnel expense	—	(75)	(75)
Other expense	—	1,610	1,610
Interest income	1,332	—	1,332
Income tax (expense) benefit	(10,066)	(385)	(10,450)
Net other comprehensive income (loss) during period	30,112	1,150	31,263
Balance June 30, 2020	$34,101	$(36,021)	$(1,920)

Balance December 31, 2018	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	89,966	—	89,966
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(2,143)	—	(2,143)
Personnel expense	—	(75)	(75)
Other expense	—	128	128
Interest income	288	—	288
Income tax (expense) benefit	(22,242)	(13)	(22,255)
Net other comprehensive income (loss) during period	65,869	40	65,909
Balance June 30, 2019	$(9,773)	$(49,290)	$(59,063)

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2020	$19,620	$(36,595)	$(16,974)
Other comprehensive income (loss) before reclassifications	21,641	—	21,641
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(3,096)	—	(3,096)
Personnel expense	—	(38)	(38)
Other expense	—	803	803
Interest income	776	—	776
Income tax (expense) benefit	(4,841)	(192)	(5,032)
Net other comprehensive income (loss) during period	14,481	573	15,054
Balance June 30, 2020	$34,101	$(36,021)	$(1,920)

Balance March 31, 2019	$(54,065)	$(49,310)	$(103,375)
Other comprehensive income (loss) before reclassifications	59,476	—	59,476
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities loss (gain), net	(463)	—	(463)
Personnel expense	—	(38)	(38)
Other expense	—	64	64
Interest income	218	—	218
Income tax (expense) benefit	(14,940)	(7)	(14,947)
Net other comprehensive income (loss) during period	44,292	20	44,311
Balance June 30, 2019	$(9,773)	$(49,290)	$(59,063)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Insurance commissions and fees	$47	$49	$123	$174
Wealth management fees(a)	15,814	15,369	31,621	30,469
Service charges and deposit account fees	4,307	3,309	7,859	6,806
Card-based fees(b)	228	455	743	889
Other revenue	294	865	1,081	1,049
Noninterest Income (in-scope of Topic 606)	$20,690	$20,047	$41,426	$39,387
Noninterest Income (out-of-scope of Topic 606)	10,002	11,220	23,698	19,026
Total Noninterest Income	$30,691	$31,267	$65,124	$58,414

	Community, Consumer, and Business
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Insurance commissions and fees	$22,381	$22,933	$44,910	$48,268
Wealth management fees(a)	5,102	5,321	10,111	10,402
Service charges and deposit account fees	7,173	12,104	18,838	23,703
Card-based fees(b)	8,647	9,674	17,693	18,486
Other revenue	2,861	2,349	5,147	4,621
Noninterest Income (in-scope of Topic 606)	$46,163	$52,381	$96,698	$105,479
Noninterest Income (out-of-scope of Topic 606)	12,394	9,742	19,509	14,919
Total Noninterest Income	$58,557	$62,123	$116,207	$120,398

	Risk Management and Shared Services
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Insurance commissions and fees	$3	$3	$6	$7
Service charges and deposit account fees	4	14	10	32
Card-based fees(b)	47	48	94	97
Other revenue	26	210	49	438
Noninterest Income (in-scope of Topic 606)	$80	$275	$158	$574
Noninterest Income (out-of-scope of Topic 606)(c)	165,161	2,172	171,307	7,653
Total Noninterest Income	$165,242	$2,447	$171,465	$8,228

	Consolidated Total
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2020	2019	2020	2019
Insurance commissions and fees	$22,430	$22,985	$45,038	$48,449
Wealth management fees(a)	20,916	20,691	41,732	40,870
Service charges and deposit account fees	11,484	15,426	26,706	30,542
Card-based fees(b)	8,922	10,177	18,529	19,472
Other revenue	3,181	3,424	6,277	6,108
Noninterest Income (in-scope of Topic 606)	$66,933	$72,703	$138,282	$145,441
Noninterest Income (out-of-scope of Topic 606)(c)	187,557	23,134	214,515	41,599
Total Noninterest Income	$254,490	$95,837	$352,796	$187,040
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Certain card-based fees are out-of-scope of Topic 606.
(c) Both the three and six months ended June 30, 2020 include a gain of $163 million from the sale of ABRC.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Insurance commissions and fees	The Corporation's insurance revenue had two distinct performance obligations. The first performance obligation was the selling of the policy as an agent for the carrier. This performance obligation was satisfied upon binding of the policy. The second performance obligation was the ongoing servicing of the policy which was satisfied over the life of the policy. For employee benefits, the payment was typically received monthly. For property and casualty, payments can vary, but were typically received at, or in advance, of the policy period.
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees are primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage commissions and fees(b)	Brokerage commissions and fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payments for these services are typically received immediately or in advance of the service.
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
Note 18 Leases

The Corporation has operating leases for retail and corporate offices, land, and equipment. The Corporation also has finance leases for land.
These operating leases have original terms of 1 year or longer with remaining maturities up to 42 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any purchase options or optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.
The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.

Operating and finance lease costs and cash flows resulting from these leases are presented below:

($ in Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating Lease Costs	$2,631	$2,888	$5,254	$5,793
Finance Lease Costs	31	—	67	—
Operating Lease Cash Flows	2,700	2,762	5,432	5,570
Finance Lease Cash Flows	21	—	42	—
The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	June 30, 2020	December 31, 2019
		Amount
Operating lease right-of-use asset	Premises and equipment	$39,674	$45,381
Finance lease right-of-use asset	Other assets	1,154	2,188
Operating lease liability	Accrued expenses and other liabilities	43,377	49,292
Finance lease liability	Other long-term funding	1,202	2,209
The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	June 30, 2020			December 31, 2019
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$5	0.69	2.72%	$46	0.83	2.72%
Retail and corporate offices	42,293	6.22	3.35%	48,940	6.49	3.34%
Land	6,663	9.30	3.08%	6,594	9.57	3.21%
Total operating leases	$48,961	6.61	3.31%	$55,580	6.83	3.32%
Finance leases
Land	$1,225	2.14	1.05%	$4,827	39.67	3.99%
Total finance leases	$1,225	2.14	1.05%	$4,827	39.67	3.99%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Amount
Six Months Ending December 31, 2020	$3,065	$80	$3,145
2021	10,387	172	10,559
2022	8,066	973	9,039
2023	5,810	—	5,810
2024	5,108	—	5,108
Beyond 2024	16,526	—	16,526
Total lease payments	$48,961	$1,225	$50,187
Less: interest	5,584	23	5,607
Present value of lease payments	$43,377	$1,202	$44,579

As of June 30, 2020 and December 31, 2019, additional operating leases, primarily retail and corporate offices, that have not yet commenced total $18 million and $16 million, respectively. These operating leases will commence between July 2020 and October 2023 with lease terms of 3 years to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, in Item 1A of Part 2 herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary

•Average loans of $24.2 billion increased $1.0 billion, or 4%, compared to the first six months of 2019. The Corporation expects the PPP loans to be paid down mostly in the fourth quarter of 2020 and early 2021. For 2020, the Corporation expects the loan to deposit ratio to be approximately 90%, excluding PPP loans. Average deposits of $25.2 billion increased $397 million, or 2%, from the first six months of 2019.
•Net interest income of $393 million decreased $36 million, or 8%, from the first six months of 2019.
•Net interest margin was 2.66% compared to 2.89% for the first six months of 2019. The Corporation's full year margin is expected to be between 2.55% to 2.60%.
•Provision for credit losses was $114 million, compared to provision of $14 million for the first six months of 2019. Based on our current expectations, the Corporation expects the loan loss provision to be less in the second half of 2020 compared to the first half of 2020.
•Noninterest income of $353 million was up $166 million, or 89%, from the first six months of 2019, primarily due to a $163 million gain on the sale of ABRC during the second quarter of 2020. The Corporation expects mortgage banking to remain elevated in the third quarter of 2020. The Corporation anticipates service charges returning to normal levels over the second half of 2020, with no insurance revenue during that period due to the sale of ABRC.
•Noninterest expense of $376 million decreased $14 million, or 4%, from the first six months of 2019. The Corporation expects a quarterly expense run rate of approximately $175 million for the rest of 2020 due to the $15 million quarterly reduction of expenses from the sale of ABRC.

Table 1 Summary Results of Operations: Trends

	YTD
($ in Thousands, except per share data)	June 30, 2020	June 30, 2019	2Q20	1Q20	4Q19	3Q19	2Q19
Net income	$194,555	$171,347	$148,718	$45,838	$72,103	$83,339	$84,661
Net income available to common equity	186,611	163,746	144,573	42,037	68,303	79,539	80,860
Earnings per common share - basic	1.21	1.00	0.94	0.27	0.43	0.50	0.49
Earnings per common share - diluted	1.20	0.99	0.94	0.27	0.43	0.49	0.49
Effective tax rate	24.01%	19.46%	25.62%	18.23%	19.41%	20.09%	18.34%

Back to table of contents
Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Six Months Ended June 30,
	2020			2019
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
PPP	$424,380	$4,841	2.29%	$—	$—	—%
Commercial and business lending	8,786,511	144,314	3.30%	8,499,564	203,327	4.82%
Commercial real estate lending	5,524,915	103,556	3.77%	5,124,476	132,034	5.19%
Total commercial	14,735,807	252,711	3.45%	13,624,040	335,361	4.96%
Residential mortgage	8,338,054	132,821	3.19%	8,372,299	146,673	3.50%
Retail	1,175,851	31,841	5.43%	1,233,297	38,450	6.25%
Total loans	24,249,712	417,372	3.45%	23,229,636	520,485	4.51%
Investment securities
Taxable	3,294,669	36,375	2.21%	4,749,307	55,764	2.35%
Tax-exempt(a)	1,948,320	36,873	3.79%	1,894,689	35,573	3.76%
Other short-term investments	745,290	5,535	1.49%	474,050	8,221	3.49%
Investments and other	5,988,278	78,783	2.63%	7,118,047	99,558	2.80%
Total earning assets	30,237,990	$496,155	3.29%	30,347,682	$620,043	4.11%
Other assets, net (d)	3,473,484			3,083,709
Total assets	$33,711,474			$33,431,391
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$3,064,440	$2,228	0.15%	$2,209,804	$2,836	0.26%
Interest-bearing demand	5,376,249	10,197	0.38%	4,862,763	29,229	1.21%
Money market	6,517,749	12,708	0.39%	7,252,639	41,669	1.16%
Network transaction deposits	1,489,433	5,141	0.69%	2,124,262	26,082	2.48%
Time deposits	2,553,065	19,569	1.54%	3,334,305	30,007	1.82%
Total interest-bearing deposits	19,000,936	49,844	0.53%	19,783,773	129,823	1.32%
Federal funds purchased and securities sold under agreements to repurchase	199,477	420	0.42%	146,357	913	1.26%
Commercial paper	35,904	35	0.20%	36,096	88	0.49%
PPPLF	387,250	676	0.35%	—	—	—%
Other short-term funding	8,498	11	0.25%	—	—	—%
FHLB advances	3,021,433	33,096	2.20%	3,404,213	37,298	2.21%
Long-term funding	549,111	11,195	4.08%	795,964	14,792	3.72%
Total short and long-term funding	4,201,674	45,432	2.17%	4,382,630	53,091	2.44%
Total interest-bearing liabilities	23,202,610	$95,276	0.83%	24,166,403	$182,914	1.53%
Noninterest-bearing demand deposits	6,216,631			5,036,537
Other liabilities (d)	448,074			394,334
Stockholders’ equity	3,844,158			3,834,116
Total liabilities and stockholders’ equity	$33,711,474			$33,431,391
Interest rate spread			2.46%			2.58%
Net free funds			0.20%			0.31%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$400,879	2.66%		$437,128	2.89%
Fully tax-equivalent adjustment		8,066			7,962
Net interest income		$392,814			$429,167
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

Table 2 Net Interest Income Analysis

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
PPP	$848,761	$4,841	2.29%	$—	$—	—%	$—	$—	—%
Commercial and business lending	9,192,910	64,097	2.80%	8,380,113	80,217	3.85%	8,621,609	103,029	4.79%
Commercial real estate lending	5,720,262	46,057	3.24%	5,329,568	57,499	4.34%	5,130,954	66,522	5.19%
Total commercial	15,761,933	114,995	2.93%	13,709,681	137,716	4.04%	13,752,563	169,551	4.94%
Residential mortgage	8,271,757	62,860	3.04%	8,404,351	69,961	3.33%	8,378,082	72,692	3.47%
Retail	1,157,116	14,368	4.98%	1,194,586	17,473	5.86%	1,223,726	19,095	6.25%
Total loans	25,190,806	192,223	3.06%	23,308,618	225,149	3.88%	23,354,371	261,338	4.48%
Investment securities
Taxable	3,129,113	16,103	2.06%	3,460,224	20,272	2.34%	4,523,260	26,710	2.36%
Tax-exempt(a)	1,922,392	18,270	3.80%	1,974,247	18,603	3.77%	1,943,485	18,304	3.77%
Other short-term investments	1,016,976	2,231	0.88%	473,604	3,304	2.81%	479,590	3,995	3.34%
Investments and other	6,068,481	36,604	2.41%	5,908,075	42,179	2.86%	6,946,335	49,009	2.82%
Total earning assets	31,259,287	$228,826	2.94%	29,216,693	$267,329	3.67%	30,300,707	$310,347	4.10%
Other assets, net	3,586,656			3,360,311			3,138,111
Total assets	$34,845,943			$32,577,005			$33,438,818
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$3,260,040	$429	0.05%	$2,868,840	$1,800	0.25%	$2,319,556	$1,686	0.29%
Interest-bearing demand	5,445,267	1,442	0.11%	5,307,230	8,755	0.66%	4,984,511	15,309	1.23%
Money market	6,496,841	1,902	0.12%	6,538,658	10,806	0.66%	7,118,594	20,883	1.18%
Network transaction deposits	1,544,737	539	0.14%	1,434,128	4,601	1.29%	2,024,604	12,456	2.47%
Time deposits	2,469,899	8,866	1.44%	2,636,231	10,703	1.63%	3,544,317	16,717	1.89%
Total interest-bearing deposits	19,216,785	13,178	0.28%	18,785,088	36,666	0.79%	19,991,581	67,050	1.35%
Federal funds purchased and securities sold under agreements to repurchase	204,548	51	0.10%	194,406	368	0.76%	115,694	286	0.99%
Commercial Paper	37,526	7	0.08%	34,282	28	0.33%	30,612	37	0.49%
PPPLF	774,500	676	0.35%	—	—	—%	—	—	—%
Other short-term funding	—	—	—%	16,997	11	0.25%	—	—	—%
FHLB advances	2,810,867	15,470	2.21%	3,231,999	17,626	2.19%	3,171,353	17,744	2.24%
Long-term funding	548,757	5,591	4.08%	549,465	5,604	4.08%	796,169	7,396	3.72%
Total short and long-term funding	4,376,199	21,795	2.00%	4,027,149	23,637	2.36%	4,113,829	25,463	2.48%
Total interest-bearing liabilities	23,592,983	$34,973	0.60%	22,812,237	$60,303	1.06%	24,105,410	$92,513	1.54%
Noninterest-bearing demand deposits	6,926,401			5,506,861			5,089,928
Other liabilities	480,041			416,107			390,585
Stockholders’ equity	3,846,517			3,841,800			3,852,894
Total liabilities and stockholders’ equity	$34,845,943			$32,577,005			$33,438,818
Interest rate spread			2.34%			2.61%			2.56%
Net free funds			0.15%			0.23%			0.32%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$193,853	2.49%		$207,026	2.84%		$217,834	2.88%
Fully tax-equivalent adjustment		3,981			4,084			4,215
Net interest income		$189,872			$202,942			$213,619
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

Notable Contributions to the Change in Net Interest Income

• Average loans of $24.2 billion increased $1.0 billion, or 4%, compared to the first six months of 2019 primarily driven by PPP loan originations beginning in April, which increased the average loans by $424 million. In addition, the first half of 2020 saw an increase in commercial line draws.
•Taxable investment securities decreased $1.5 billion, or 31%, as the Corporation used its investment portfolio as a source of funds in 2019 to reposition the balance sheet for a declining rate environment.
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $393 million for the first six months of 2020 compared to $429 million for the first six months of 2019. Fully tax-equivalent net interest income of $401 million for the first six months of 2020 was $36 million, or 8%, lower than the first six months of 2019. The net interest margin for the first six months of 2020 was 2.66% compared to 2.89% for the first six months of 2019. The decreases were attributable to a lower interest rate environment and increased liquidity. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
• Average interest-bearing liabilities of $23.2 billion for the first six months of 2020 were down $964 million, or 4%, versus the first six months of 2019. On average, interest-bearing deposits decreased $783 million, or 4%, primarily driven by decreases in higher cost deposits such as network, time and money market accounts. On the funding side, PPPLF increased $387 million, partially offset by a decrease in long-term funding of $247 million, or 31%, primarily due to the redemption of $250 million of senior notes in October 2019.
• The cost of interest-bearing liabilities was 0.83% for the first six months of 2020, which was 70 bp lower than the first six months of 2019. The decrease was primarily due to a 79 bp decrease in the cost of average interest-bearing deposits to 0.53%, primarily attributed to the federal funds rate decreases over the last year.
•The Federal Reserve lowered the federal funds target interest rate five times since the end of the second quarter of 2019, for a total of 225 bp, to a range of 0.00% to 0.25%, at the end of the second quarter of 2020, compared to a range of 2.25% to 2.50% at the end of the second quarter of 2019.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2020 was the Moody's baseline scenario from June 2020 over a 1 year reasonable and supportable period with immediate reversion to historical losses. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses.

Noninterest Income
Table 3 Noninterest Income

	YTD								2Q20 Change vs
($ in Thousands, except as noted)	June 30, 2020	June 30, 2019	YTD % Change	2Q20	1Q20	4Q19	3Q19	2Q19	1Q20	2Q19
Insurance commissions and fees	$45,038	$48,449	(7)%	$22,430	$22,608	$19,701	$20,954	$22,985	(1)%	(2)%
Wealth management fees(a)	41,732	40,870	2%	20,916	20,816	21,582	21,015	20,691	—%	1%
Service charges and deposit account fees	26,706	30,542	(13)%	11,484	15,222	16,032	16,561	15,426	(25)%	(26)%
Card-based fees	18,490	19,392	(5)%	8,893	9,597	9,906	10,456	10,131	(7)%	(12)%
Other fee-based revenue	9,272	9,161	1%	4,774	4,497	4,696	5,085	5,178	6%	(8)%
Total fee-based revenue	141,238	148,414	(5)%	68,498	72,740	71,918	74,071	74,411	(6)%	(8)%
Capital markets, net	14,845	7,916	88%	6,910	7,935	7,647	4,300	4,726	(13)%	46%
Mortgage servicing fees, net(b)	1,282	5,564	(77)%	(781)	2,062	2,104	2,473	2,787	N/M	N/M
Gains (losses) and fair value adjustments on loans held for sale	30,732	8,760	N/M	20,976	9,756	4,542	4,043	6,704	115%	N/M
Fair value adjustment on portfolio loans transferred to held for sale	3,423	—	N/M	—	3,423	—	4,456	—	(100)%	N/M
Mortgage servicing rights (impairment) recovery	(17,029)	(146)	N/M	(7,932)	(9,098)	114	(31)	(24)	(13)%	N/M
Mortgage banking, net	18,407	14,178	30%	12,263	6,143	6,760	10,940	9,466	100%	30%
Bank and corporate owned life insurance	6,719	7,144	(6)%	3,625	3,094	3,364	4,337	3,352	17%	8%
Other	5,090	5,807	(12)%	2,737	2,352	2,822	2,537	2,547	16%	7%
Subtotal	186,298	183,459	2%	94,034	92,264	92,510	96,185	94,504	2%	—%
Asset gains (losses), net(c)	157,284	1,438	N/M	157,361	(77)	398	877	871	N/M	N/M
Investment securities gains(losses), net	9,214	2,143	N/M	3,096	6,118	26	3,788	463	(49)%	N/M
Total noninterest income	$352,796	$187,040	89%	$254,490	$98,306	$92,934	$100,850	$95,837	159%	166%
Mortgage loans originated for sale during period	$860,674	$459,181	87%	$550,419	$310,254	$266,503	$365,108	$296,660	77%	86%
Mortgage loan settlements during period	1,022,268	432,099	137%	725,003	297,265	268,348	616,630	272,257	144%	166%
Mortgage portfolio loans transferred to held for sale during period	199,587	—	N/M	—	199,587	—	242,382	—	(100)%	N/M
Assets under management, at market value(d)	11,755	11,475	2%	11,755	10,454	12,104	11,604	11,475	12%	2%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(c) 2Q20 and YTD June 30, 2020 include a gain of $163 million from the sale of ABRC. 2Q19 and YTD June 30, 2019 include less than $1 million of Huntington related asset losses.
(d) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income

•Asset gains (losses), net was up $156 million from the first six months of 2019, driven by a gain of $163 million from the sale of ABRC, partially offset by other asset write-downs of $6 million during the period.
•Capital markets, net was up $7 million, or 88%, from the first six months of 2019, driven by interest rate swap fees.
•Mortgage banking, net was up $4 million, or 30%, from the first six months of 2019. During the first six months of 2020, there was a $22 million increase in gains and fair value adjustments on loans held for sale driven by higher refinance activity, partially offset by an increase of $17 million in MSRs impairment driven by lower rates.
•Investment securities gains (losses), net was up $7 million from the first six months of 2019. See Note 6 Investment Securities of the notes to consolidated financial statements for additional disclosure about activity in the Corporation's investment securities portfolio.

Noninterest Expense
Table 4 Noninterest Expense

	YTD								2Q20 Change vs
($ in Thousands)	June 30, 2020	June 30, 2019	YTD % Change	2Q20	1Q20	4Q19	3Q19	2Q19	1Q20	2Q19
Personnel	$225,551	$243,279	(7)%	$111,350	$114,200	$120,614	$123,170	$123,228	(2)%	(10)%
Technology	41,973	39,126	7%	21,174	20,799	22,731	20,572	20,114	2%	5%
Occupancy	30,532	30,302	1%	14,464	16,069	16,933	15,164	13,830	(10)%	5%
Business development and advertising	9,382	13,293	(29)%	3,556	5,826	8,316	7,991	6,658	(39)%	(47)%
Equipment	10,751	11,245	(4)%	5,312	5,439	5,970	6,335	5,577	(2)%	(5)%
Legal and professional	10,217	8,619	19%	5,058	5,160	5,559	5,724	4,668	(2)%	8%
Loan and foreclosure costs	6,725	3,961	70%	3,605	3,120	3,262	1,638	1,814	16%	99%
FDIC assessment	10,750	8,250	30%	5,250	5,500	4,000	4,000	4,500	(5)%	17%
Other intangible amortization	5,686	4,551	25%	2,872	2,814	2,712	2,686	2,324	2%	24%
Acquisition related costs(a)	2,238	4,366	(49)%	518	1,721	1,325	1,629	3,734	(70)%	(86)%
Other	21,791	22,459	(3)%	10,249	11,543	12,187	12,021	11,331	(11)%	(10)%
Total noninterest expense	$375,598	$389,450	(4)%	$183,407	$192,191	$203,609	$200,930	$197,779	(5)%	(7)%
Average full-time equivalent employees(b)	4,666	4,663	—%	4,701	4,631	4,696	4,782	4,666	2%	1%
(a) Includes Huntington branch and First Staunton acquisition related costs only
(b) Average full-time equivalent employees without overtime

Notable Contributions to the Change in Noninterest Expense
•Personnel expense decreased $18 million, or 7%, from the first six months of 2019, primarily driven by a decrease in funding for awards under the management incentive plan.
•Business development and advertising decreased $4 million, or 29%, from the first six months of 2019, primarily driven by reductions in travel and entertainment costs and special event sponsorships, largely due to the COVID-19 pandemic.
•Loan and foreclosure costs increased $3 million, or 70%, from the first six months of 2019, driven by an increase in legal fees pertaining to loan collections due to fewer recoveries of previous expenses during 2020.
•The Corporation's FDIC assessment increased $3 million, or 30%, from the first six months of 2019, due to expected increases resulting from asset growth.
Income Taxes

The Corporation recognized income tax expense of $61 million for the six months ended June 30, 2020, compared to income tax expense of $41 million for the six months ended June 30, 2019. The Corporation's effective tax rate was 24.01% for the first six months of 2020, compared to an effective tax rate of 19.46% for the first six months of 2019. The higher effective tax rate and income tax expense during the first six months of 2020 was primarily driven by the gain on sale of ABRC partially offset by tax planning strategies which allowed for the recognition of $55 million of built in capital losses. Assuming the successful completion of these tax planning strategies, we expect the effective tax rate to be 18% or less for the year.

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

Balance Sheet Analysis
•At June 30, 2020, total assets were $35.5 billion, up $3.1 billion, or 10%, from December 31, 2019 and up $2.3 billion, or 7%, from June 30, 2019.
•Investment securities, net, which includes available for sale, held to maturity, and equity securities, at June 30, 2020 were $5.2 billion, down $241 million, or 4%, from December 31, 2019 and down $862 million, or 14%, from June 30, 2019. During 2019, the Corporation used its investment portfolio as a source of funds and sought to reposition its investments for the declining interest rate environment. During the first six months of 2020, the Corporation sold $626 million of primarily prepayment sensitive mortgage-related securities and less liquid securities while reinvesting some of the proceeds into more liquid securities in order to further improve portfolio liquidity.
•Loans of $24.8 billion at June 30, 2020 were up $2.0 billion, or 9%, from December 31, 2019 and were up $1.6 billion, or 7%, from June 30, 2019 primarily driven by $1.0 billion in PPP loans originated during the second quarter of 2020. In addition, the Corporation saw increased draws on commercial lines of credit. While the Corporation saw unusually high commercial line draws at the end of the first quarter of 2020, these lines began to pay down during the second quarter of 2020. The Corporation added $370 million in loans from the First Staunton acquisition during the first quarter of 2020.
•At June 30, 2020, total deposits of $26.6 billion were up $2.8 billion, or 12%, from December 31, 2019 and were up $1.3 billion, or 5%, from June 30, 2019. During the first quarter of 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition. In addition, the increase in balances were due to customers holding proceeds from the PPP loans and other government stimulus programs in their deposit accounts. See section Deposits and Customer Funding for additional information on deposits.
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
•At June 30, 2020, preferred equity was $354 million, up $97 million, or 38%, from both December 31, 2019 and June 30, 2019. On June 9, 2020, the Corporation issued $100 million, or $97 million net of issuance costs, of 5.625% Non-Cumulative Perpetual Preferred Stock, Series F.
Loans
Table 5 Period End Loan Composition

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$1,012,033	4%	$—	—%	$—	—%	$—	—%	$—	—%
Commercial and industrial	7,968,709	32%	8,517,974	35%	7,354,594	32%	7,495,623	33%	7,579,384	33%
Commercial real estate — owner occupied	914,385	4%	940,687	4%	911,265	4%	915,524	4%	942,811	4%
Commercial and business lending	9,895,127	40%	9,458,661	39%	8,265,858	36%	8,411,147	37%	8,522,194	37%
Commercial real estate — investor	4,174,125	17%	4,038,036	17%	3,794,517	17%	3,803,277	17%	3,779,201	16%
Real estate construction	1,708,189	7%	1,544,858	6%	1,420,900	6%	1,356,508	6%	1,394,815	6%
Commercial real estate lending	5,882,314	24%	5,582,894	23%	5,215,417	23%	5,159,784	23%	5,174,016	22%
Total commercial	15,777,441	64%	15,041,555	62%	13,481,275	59%	13,570,932	60%	13,696,210	59%
Residential mortgage	7,933,518	32%	8,132,417	33%	8,136,980	36%	7,954,801	35%	8,277,479	36%
Home Equity	795,671	3%	844,901	3%	852,025	4%	879,642	4%	916,213	4%
Other consumer	326,040	1%	346,761	1%	351,159	2%	349,335	2%	360,065	2%
Total consumer	9,055,230	36%	9,324,079	38%	9,340,164	41%	9,183,778	40%	9,553,757	41%
Total loans	$24,832,671	100%	$24,365,633	100%	$22,821,440	100%	$22,754,710	100%	$23,249,967	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2019 and the first six months of 2020. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
The Corporation’s loan distribution and interest rate sensitivity as of June 30, 2020 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
PPP	$—	$1,012,033	$—	$1,012,033	4%
Commercial and industrial	7,367,427	478,877	122,405	7,968,709	32%
Commercial real estate — owner occupied	468,470	254,968	190,947	914,385	4%
Commercial real estate — investor	3,717,472	364,363	92,290	4,174,125	17%
Real estate construction	1,640,317	55,832	12,039	1,708,189	7%
Residential Mortgage - Adjustable(b)	605,921	2,127,868	1,813,707	4,547,496	18%
Residential Mortgage - Fixed	93,096	93,942	3,198,985	3,386,023	14%
Home Equity	37,227	115,210	643,235	795,671	3%
Other Consumer	111,163	64,019	150,858	326,040	1%
Total Loans	$14,041,093	$4,567,112	$6,224,466	$24,832,671	100%
Fixed rate	$6,077,451	$2,132,007	$3,717,550	$11,927,008	48%
Floating or adjustable rate	7,963,642	2,435,105	2,506,916	12,905,663	52%
Total	$14,041,093	$4,567,112	$6,224,466	$24,832,671	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At June 30, 2020, $19.0 billion, or 76%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2020, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

June 30, 2020	% of Total Loans	% of Total Commercial and Business Lending
Manufacturing and Wholesale Trade	8%	19%
Power and Utilities	7%	16%
Finance and Insurance	6%	14%
Real Estate	5%	13%
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

Oil and gas lending: The Corporation provided reserve based loans to oil and gas exploration and production firms. The oil and gas portfolio is in run-off and no new oil and gas loans have been originated since February 2019. At June 30, 2020, the oil and gas portfolio was comprised of 35 credits, totaling $432 million of outstanding balances, which represents less than 2% of the Corporation's total loans. The decrease in balances from June 30, 2019 continues to be driven by a purposeful reduction in exposure to the Corporation's higher-leveraged borrowers.
The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are first lien, reserve-based, and borrowing base dependent lines of credit. The portfolio is diversified across all major U.S. geographic basins and is diversified by product line with approximately 61% in oil and 39% in gas at June 30, 2020. Borrowing base re-determinations for the portfolio are generally completed twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 8 Oil and Gas Loan Portfolio

($ in Millions)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Pass	$294	$361	$408	$493	$589
Special mention	24	10	9	20	—
Potential problem	63	67	43	32	4
Nonaccrual	50	29	23	36	63
Total oil and gas related loans	$432	$466	$484	$582	$657
Quarter net charge offs/(recoveries)	$25	$9	$10	$21	$10
Oil and gas related allowance for loan losses	82	75	12	21	25
Oil and gas related ACLL on loans	84	78	13	22	25
Oil and gas allowance for loan losses to total oil and gas loans	N/A	N/A	2.6%	3.7%	3.8%
Oil and gas ACLL to total oil and gas loans	19.4%	16.6%	2.7%	3.8%	3.9%
•The increase in the ACLL attributable to oil and gas related credits (included within the commercial and industrial ACLL) from both December 31, 2019 and June 30, 2019 is driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology.
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

The following tables provide a summary of the changes in ACLL in the Corporation's oil and gas loan portfolio at June 30, 2020 and a summary of the changes in allowance for loan losses in the Corporation's oil and gas loan portfolio at December 31, 2019:
Table 10 Allowance for Credit Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	June 30, 2020	ACLL / Loans
Allowance for loan losses	$12	$53	$66	$(34)	$—	$(34)	$50	$82
Allowance for unfunded commitments	1	2	3	—	—	—	(1)	2
Allowance for credit losses on loans	$13	$55	$69	$(34)	$—	$(34)	$48	$84	19.4%
Table 11 Allowance for Loan Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2018	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	Dec. 31, 2019
Allowance for loan losses	$12	$(50)	$5	$(44)	$45	$12
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 12 Largest Commercial Real Estate Investor Property Type Exposures

June 30, 2020	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	31%
Office	4%	24%
Retail	4%	21%
Industrial	3%	17%
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
Table 13 Largest Real Estate Construction Property Type Exposures

June 30, 2020	% of Total Loans	% of Total Real Estate Construction
Multi-Family	2%	32%

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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2020. The majority of the on balance sheet residential mortgage portfolio consists of LIBOR based, hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
In 2014, the Financial Stability Oversight Council and Financial Stability Board raised concerns about the reliability and robustness of LIBOR and called for the development of alternative interest rate benchmarks. The Alternative Reference Rates Committee, through authority from the Board of Governors of the Federal Reserve System, have selected the Secured Overnight Financing Rate as the alternative rate and developed a paced transition plan which addresses the risk that LIBOR may not exist beyond the end of 2021. There are still many components of this plan which have not been fully decided or implemented in the industry. As a result, the Corporation is reaching out to borrowers offering an opportunity to refinance or modify their loan to avoid any uncertainty around the LIBOR transition. Performing borrowers can modify or refinance to a fixed interest rate or an adjustable rate mortgage tied to the one-year treasury adjusted to a constant maturity of one-year with an appropriate margin. This provides the bank and borrower with greater certainty around the loan structure.

The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its balance sheet. During the six months ended June 30, 2020, the Corporation sold $188 million of residential loans held for sale, in order to reduce the Corporation's exposure to prepayment risk in the current low rate environment. See section Loans for additional information on loans.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO and the original cumulative LTV against the property securing the loan. During the second quarter of 2020, in the volatile economic environment, the Corporation reduced its exposure by reducing its maximum LTV on home equity lines of credit from 90% to 80%, among other changes, while maintaining the minimum acceptable FICO at 670. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. The Corporation has significantly curtailed its offerings of fixed-rate, closed-end home equity loans. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. See section Loans for additional information on loans.
Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $124 million and $136 million of student loans at June 30, 2020 and December 31, 2019, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic and the passage of the CARES Act, government guaranteed student loans have been placed on an administrative forbearance through September 30, 2020. Credit risk for non-government guaranteed student loans, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
COVID-19 Update:
Beginning on April 3, 2020, the Corporation began originating SBA loans under the PPP, which are included in commercial and business lending loans, to help businesses keep their workforce employed and cover other working capital needs during the COVID-19 pandemic. All complete eligible applications for the PPP have been processed in the order in which they have been received. The Corporation has fully funded the PPP loans by drawing from the PPPLF, established under the CARES Act. The Corporation believes the PPP loans will begin paying down in the fourth quarter of 2020, and a vast majority of the loans and related lines will be forgiven and paid down by the end of the first quarter of 2021, but we are awaiting detailed guidance from the SBA before launching the forgiveness process on behalf of our customers.
The following table summarizes the balance segmentation of the PPP loans as of June 30, 2020:
Table 14 Paycheck Protection Program Loan Segmentation

($ in Thousands)	Number of Loans	Originated Balance	Outstanding Balance	Impacted Jobs
>=$2,000,000	99	$335,534	$304,158	26,688
< $2,000,000 And > $350,000	480	383,545	374,437	36,953
<=$350,000	7,081	335,848	333,438	49,089
Total	7,660	$1,054,927	$1,012,033	112,730

For consumers, the Corporation suspended certain transaction and late fees; initiated consumer and mortgage loan payment deferral and credit card payment relief programs; and suspended foreclosures and repossessions. Of the consumers that have received modifications, 27% of customers have made at least one payment post modification. Additionally, as of June 30, 2020, approximately $2 million of transaction and late fees have been waived.

The following table summarizes loans deferred in response to COVID-19 as of June 30, 2020 as a result of the loan payment deferral and credit card payment relief program:

Table 15 COVID-19 Loan Deferrals

($ in Thousands)	Number of Loans	Number of Relationships	Outstanding Balance
Commercial and business lending	360	229	$183,682
Commercial real estate	206	165	638,272
Total consumer	2,840	2,591	724,921
Total	3,406	2,985	$1,546,876

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 16 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and other NPAs:
Table 16 Nonperforming Assets

($ in Thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Nonperforming assets
PPP	$—	$—	$—	$—	$—
Commercial and industrial	80,239	58,854	46,312	56,536	84,151
Commercial real estate — owner occupied	1,932	1,838	67	68	571
Commercial and business lending	82,171	60,692	46,380	56,604	84,722
Commercial real estate — investor	11,172	1,091	4,409	4,800	1,485
Real estate construction	503	486	493	542	427
Commercial real estate lending	11,675	1,577	4,902	5,342	1,912
Total commercial	93,846	62,269	51,282	61,946	86,634
Residential mortgage	66,656	64,855	57,844	57,056	68,166
Home equity	10,829	9,378	9,104	9,828	11,835
Other consumer	276	215	152	109	72
Total consumer	77,761	74,448	67,099	66,993	80,073
Total nonaccrual loans	171,607	136,717	118,380	128,939	166,707
Commercial real estate owned	2,968	3,105	3,530	3,603	3,314
Residential real estate owned	3,573	5,994	5,696	4,791	3,508
Bank properties real estate owned	13,723	13,431	11,874	11,230	11,533
OREO	20,264	22,530	21,101	19,625	18,355
Other nonperforming assets	909	6,004	6,004	6,004	—
Total nonperforming assets	$192,780	$165,251	$145,485	$154,568	$185,062
Accruing loans past due 90 days or more
Commercial	$385	$436	$342	$266	$293
Consumer	1,081	1,819	1,917	1,720	1,795
Total accruing loans past due 90 days or more	$1,466	$2,255	$2,259	$1,986	$2,088
Restructured loans (accruing)(a)
Commercial	$18,189	$18,767	$18,944	$17,842	$19,367
Consumer	7,114	7,618	7,097	6,487	26,114
Total restructured loans (accruing)	$25,303	$26,384	$26,041	$24,329	$45,481
Nonaccrual restructured loans (included in nonaccrual loans)	$25,362	$24,204	$22,494	$16,293	$24,332
Ratios
Nonaccrual loans to total loans	0.69%	0.56%	0.52%	0.57%	0.72%
NPAs to total loans plus OREO	0.78%	0.68%	0.64%	0.68%	0.80%
NPAs to total assets	0.54%	0.49%	0.45%	0.47%	0.56%
Allowance for loan losses to nonaccrual loans	N/A	N/A	170.10%	166.30%	140.16%
Allowance for credit losses on loans to nonaccrual loans	249.74%	288.24%	188.61%	184.07%	153.30%
(a) Does not include any restructured loans related to COVID-19 in accordance with Section 4013 of the CARES Act.

Table 16 Nonperforming Assets (continued)

($ in Thousands)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Accruing loans 30-89 days past due
PPP	$—	$—	$—	$—	$—
Commercial and industrial	716	976	821	426	4,909
Commercial real estate — owner occupied	199	51	1,369	2,646	2,018
Commercial and business lending	916	1,027	2,190	3,073	6,926
Commercial real estate — investor	13,874	14,462	1,812	636	1,382
Real estate construction	385	179	97	595	151
Commercial real estate lending	14,260	14,641	1,909	1,232	1,532
Total commercial	15,175	15,668	4,099	4,304	8,459
Residential mortgage	3,023	10,102	9,274	8,063	9,756
Home equity	3,108	7,001	5,647	4,798	5,827
Other consumer	1,482	1,777	2,083	2,203	1,838
Total consumer	7,613	18,879	17,005	15,063	17,422
Total accruing loans 30-89 days past due	$22,788	$34,547	$21,104	$19,367	$25,881
Potential problem loans
PPP(a)	$19,161	$—	$—	$—	$—
Commercial and industrial	176,270	149,747	110,308	59,427	58,658
Commercial real estate — owner occupied	15,919	15,802	19,889	22,624	24,237
Commercial and business lending	211,350	165,550	130,197	82,051	82,895
Commercial real estate — investor	88,237	61,030	29,449	49,353	77,766
Real estate construction	2,170	1,753	—	544	3,166
Commercial real estate lending	90,407	62,783	29,449	49,897	80,932
Total commercial	301,758	228,333	159,646	131,948	163,828
Residential mortgage	3,157	3,322	1,451	1,242	1,983
Home equity	1,921	2,238	—	—	32
Total consumer	5,078	5,559	1,451	1,242	2,014
Total potential problem loans	$306,836	$233,892	$161,097	$133,189	$165,842
(a) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
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
Other nonperforming assets: The asset balance as of June 30, 2020 represents the Bank's units of ownership interest in oil and gas limited liability companies as a result of a partial settlement of a debt. During the second quarter of 2020, the Corporation wrote the value for one of the ownership interests down to the fair market value, resulting in a $5 million asset loss. These investments are included in tax credit and other investments on the consolidated balance sheets.

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
To assess the appropriateness of the ACLL, an allocation methodology is applied by the Corporation which focuses on evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for June 2020 in the allowance model. The forecast is applied over a 1 year reasonable and supportable period with immediate reversion to historical long run losses. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting policy, see section Critical Accounting Policies for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 16 provides additional information regarding NPAs, and Table 17 and Table 18 provide additional information regarding activity in the ACLL.
The methodology used for the allocation of the ACLL at June 30, 2020 and December 31, 2019 was generally comparable. The allocation methodology consists of the following components: First, a valuation allowance estimate is established for specifically identified commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Second, management allocates the ACLL with loss factors by loan segment. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 17 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in Thousands)	June 30, 2020	June 30, 2019	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Allowance for Loan Losses
Balance at beginning of period	$201,371	$238,023	$337,793	$201,371	$214,425	$233,659	$235,081
Cumulative effect of ASU 2016-13 adoption (CECL)	112,457	N/A	N/A	112,457	N/A	N/A	N/A
Balance at beginning of period, adjusted	313,828	238,023	337,793	313,828	214,425	233,659	235,081
Provision for loan losses	87,457	16,500	52,500	34,957	1,000	1,000	12,000
Provision for loan losses recorded at acquisition	2,543	N/A	N/A	2,543	N/A	N/A	N/A
Gross up of allowance for PCD loans at acquisition	3,504	N/A	N/A	3,504	N/A	N/A	N/A
Charge offs	(47,659)	(31,247)	(28,351)	(19,308)	(16,752)	(26,313)	(15,761)
Recoveries	4,129	10,384	1,861	2,268	2,699	6,079	2,339
Net (charge offs) recoveries	(43,530)	(20,864)	(26,490)	(17,040)	(14,054)	(20,234)	(13,421)
Balance at end of period	$363,803	$233,659	$363,803	$337,793	$201,371	$214,425	$233,659
Allowance for Unfunded Commitments
Balance at beginning of period	$21,907	$24,336	$56,276	$21,907	$22,907	$21,907	$25,836
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A	N/A	18,690	N/A	N/A	N/A
Balance at beginning of period, adjusted	40,597	24,336	56,276	40,597	22,907	21,907	25,836
Provision for unfunded commitments	24,000	(2,500)	8,500	15,500	(1,000)	1,000	(4,000)
Amount recorded at acquisition	179	70	—	179	—	—	70
Balance at end of period	$64,776	$21,907	$64,776	$56,276	$21,907	$22,907	$21,907
Allowance for credit losses on loans(a)	$428,579	$255,566	$428,579	$394,069	$223,278	$237,331	$255,566
Provision for credit losses on loans(b)	114,000	14,000	61,000	53,000	—	2,000	8,000
Net loan (charge offs) recoveries
PPP	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial	(39,968)	(19,605)	(24,919)	(15,049)	(11,917)	(19,918)	(12,177)
Commercial real estate — owner occupied	1	1,089	1	—	—	1,483	(104)
Commercial and business lending	(39,967)	(18,515)	(24,919)	(15,048)	(11,917)	(18,435)	(12,281)
Commercial real estate — investor	28	34	28	—	—	(3)	3
Real estate construction	8	151	(3)	11	72	20	151
Commercial real estate lending	36	185	25	11	72	17	153
Total commercial	(39,931)	(18,331)	(24,893)	(15,037)	(11,845)	(18,418)	(12,127)
Residential mortgage	(1,127)	(822)	(215)	(912)	(1,415)	(393)	(365)
Home equity	(232)	548	(303)	71	480	(275)	239
Other consumer	(2,240)	(2,259)	(1,078)	(1,162)	(1,274)	(1,148)	(1,169)
Total consumer	(3,599)	(2,533)	(1,596)	(2,003)	(2,208)	(1,816)	(1,294)
Total net (charge offs) recoveries	$(43,530)	$(20,864)	$(26,490)	$(17,040)	$(14,054)	$(20,234)	$(13,421)
Ratios
Allowance for loan losses to total loans	N/A	1.00%	N/A	N/A	0.88%	0.94%	1.00%
Allowance for credit losses on loans to total loans	1.73%	1.10%	1.73%	1.62%	0.98%	1.04%	1.10%
Allowance for loan losses to net charge offs (annualized)	N/A	5.6x	N/A	N/A	3.6x	2.7x	4.3x
Allowance for credit losses on loans to net charge offs (annualized)	4.9x	6.1x	4.0x	5.7x	4.0x	3.0x	4.7x
(a) Excludes approximately $61,000 of allowance for held to maturity investment securities.
(b) Includes the provision for loan losses and the provision for unfunded commitments.

Table 18 Annualized net (charge offs) recoveries(a)

	YTD		Quarter Ended
(In basis points)	June 30, 2020	June 30, 2019	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Net loan (charge offs) recoveries
PPP	—	—	—	—	—	—	—
Commercial and industrial	(102)	(52)	(121)	(81)	(65)	(104)	(64)
Commercial real estate — owner occupied	—	24	—	—	—	63	(4)
Commercial and business lending	(87)	(44)	(100)	(72)	(58)	(86)	(57)
Commercial real estate — investor	—	—	—	—	—	—	—
Real estate construction	—	2	—	—	2	1	5
Commercial real estate lending	—	1	—	—	1	—	1
Total commercial	(54)	(27)	(64)	(44)	(35)	(53)	(35)
Residential mortgage	(3)	(2)	(1)	(4)	(7)	(2)	(2)
Home equity	(6)	13	(15)	3	22	(12)	11
Other consumer	(131)	(128)	(128)	(134)	(145)	(129)	(132)
Total consumer	(8)	(5)	(7)	(8)	(9)	(8)	(5)
Total net (charge offs) recoveries	(36)	(18)	(42)	(29)	(24)	(35)	(23)
(a) Annualized ratio of net charge offs to average loans by loan type.

The following table illustrates the effect of the Day 1 adoption of ASU 2016-13 as well as the quarterly increase for the first and second quarter of 2020 in the ACLL as of June 30, 2020:
Table 19 Allowance for Credit Losses on Loans by Loan Portfolio

($ in Thousands)	December 31, 2019	CECL Day 1 Adjustment	ACLL Beginning Balance	Net ACLL Build	March 31, 2020	Net ACLL Build	June 30, 2020	ACLL / Loans
PPP	$—	$—	$—	$—	$—	$808	$808	0.08%
Commercial and industrial	103,409	48,921	152,330	36,458	188,788	6,367	195,155	2.45%
Commercial real estate - owner occupied	10,411	(1,851)	8,560	1,993	10,553	(15)	10,538	1.15%
Commercial and business lending	113,820	47,070	160,890	38,451	199,342	7,159	206,501	2.09%
Commercial real estate - investor	41,044	2,287	43,331	(785)	42,546	16,524	59,070	1.42%
Real estate construction	32,447	25,814	58,261	7,428	65,688	10,585	76,273	4.47%
Commercial real estate lending	73,490	28,101	101,591	6,643	108,235	27,109	135,343	2.30%
Total Commercial	187,311	75,171	262,482	45,094	307,577	34,269	341,844	2.17%
Residential mortgage	16,960	33,215	50,175	(6,227)	43,947	(121)	43,826	0.55%
Home equity	11,964	14,240	26,204	39	26,244	(936)	25,308	3.18%
Other consumer	7,044	8,520	15,564	737	16,302	1,299	17,601	5.40%
Total consumer	35,968	55,975	91,943	(5,450)	86,493	242	86,735	0.96%
Total allowance for credit losses on loans	$223,278	$131,147	$354,425	$39,643	$394,069	$34,510	$428,579	1.73%
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $2.0 billion, or 9%, from December 31, 2019 and increased $1.6 billion, or 7%, from June 30, 2019, primarily driven by an increase of $1.0 billion in PPP loans and increased commercial line draws during the first quarter of 2020. The commercial line draws began to be paid down during the second quarter of 2020. In addition, the Corporation added $370 million in loans from the First Staunton acquisition during the first quarter of 2020. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•Potential problem loans increased $146 million, or 90%, from December 31, 2019 and increased $141 million, or 85%, from June 30, 2019, primarily due to increases in commercial and industrial and commercial real estate - investor loans, stemming in part from the effects of COVID-19. See Table 16 for additional information on the changes in potential problem loans.

•Total nonaccrual loans increased $53 million, or 45%, from December 31, 2019 and increased $5 million, or 3%, from June 30, 2019. The increase from year-end was primarily due to an increase in nonaccrual oil and gas loans, stemming in part from the effects of COVID-19. See Note 7 Loans of the notes to consolidated financial statements and Table 16 for additional disclosures on the changes in asset quality.

•YTD net charge offs increased $23 million from June 30, 2019, primarily driven by oil and gas charge offs. See Table 8, Table 17, and Table 18 for additional information regarding the activity in the ACLL.

Management believes the level of ACLL to be appropriate at June 30, 2020.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 20 Period End Deposit and Customer Funding Composition

	June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019		June 30, 2019
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$7,573,942	29%	$6,107,386	24%	$5,450,709	23%	$5,503,223	23%	$5,354,987	21%
Savings	3,394,930	13%	3,033,039	12%	2,735,036	12%	2,643,950	11%	2,591,173	10%
Interest-bearing demand	5,847,349	22%	6,170,071	24%	5,329,717	22%	5,434,955	22%	6,269,035	25%
Money market	7,486,319	28%	7,717,739	30%	7,640,798	32%	7,930,676	32%	7,691,775	30%
Brokered CDs	4,225	—%	65,000	—%	5,964	—%	16,266	—%	77,543	—%
Other time	2,244,680	8%	2,568,345	10%	2,616,839	11%	2,893,493	12%	3,289,709	13%
Total deposits	$26,551,444	100%	$25,661,580	100%	$23,779,064	100%	$24,422,562	100%	$25,274,222	100%
Customer funding(a)	178,398		142,174		103,113		108,369		104,973
Total deposits and customer funding	$26,729,842		$25,803,754		$23,882,177		$24,530,932		$25,379,195
Network transaction deposits(b)	$1,496,958		$1,731,996		$1,336,286		$1,527,910		$1,805,141
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	25,228,660		24,006,758		22,539,927		22,986,756		23,496,510
Time deposits of more than $250,000	559,434		756,195		861,183		1,074,990		1,433,516
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•Deposits are the Corporation’s largest source of funds.
•Total deposits increased $2.8 billion, or 12%, from December 31, 2019 and increased $1.3 billion, or 5%, from June 30, 2019. On February 14, 2020, the Corporation assumed $439 million in deposits from the acquisition of First Staunton. Additionally, over the first half of 2020, the Corporation saw deposit inflows from customers holding proceeds from PPP loans and other government stimulus money in their deposit accounts.
•Savings accounts increased $660 million, or 24%, from December 31, 2019 and increased $804 million, or 31%, from June 30, 2019 and noninterest-bearing deposits increased $2.1 billion, or 39%, from December 31, 2019, and increased $2.2 billion, or 41%, from June 30, 2019. These increases were primarily due to COVID-19 related inflows.
•Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts comprised 92% of the Corporation's total deposits at June 30, 2020.
•Included in the above amounts were $1.5 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 6% of the Corporation's total deposits at June 30, 2020. Network deposits increased $161 million, or 12%, from December 31, 2019, but decreased $308 million, or 17%, from June 30, 2019.

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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2020, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of June 30, 2020, the Bank had $4.7 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2020, the Bank had $1.2 billion available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $40 million was outstanding as of June 30, 2020.
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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at June 30, 2020 are displayed below:
Table 21 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Stable	Stable

For the six months ended June 30, 2020, net cash provided by operating activities and financing activities was $286 million and $2.5 billion, respectively, while net cash used in investing activities was $1.3 billion for a net increase in cash, cash equivalents, and restricted cash of $1.4 billion since year-end 2019. At June 30, 2020, assets of $35.5 billion increased $3.1 billion, or 10%, from year-end 2019, primarily driven by a $2.0 billion, or 9%, increase in loans. On February 14, 2020, the Corporation added $370 million in loans from the First Staunton acquisition and at June 30, 2020 the Corporation had $1.0 billion in PPP loans. On the funding side, deposits of $26.6 billion increased $2.8 billion, or 12%, from year-end. On February 14, 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition. In addition, the increase in balances was due to customers holding proceeds from the PPP loans and other government stimulus programs in their deposit accounts.
For the six months ended June 30, 2019, net cash provided by operating activities, and investing activities was $70 million, and $968 million, respectively, while financing activities used net cash of $1.4 billion for a net decrease in cash, cash equivalents, and restricted cash of $320 million since year-end 2018. At June 30, 2019, assets of $33.2 billion decreased $368 million, or 1%, from year-end 2018, primarily driven by a $663 million decrease in available for sale investment securities, partially offset by a $310 million increase in loans. On June 14, 2019, the Corporation added $116 million in loans from the Huntington branch acquisition. On the funding side, deposits of $25.3 billion increased $377 million, or 2% from year-end. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. The increase in deposits from the Huntington branch acquisition was partially offset by a decrease in brokered CDs and network deposits. FHLB advances of $2.7 billion decreased $831 million, or 23%, from year-end 2018.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first six months of 2020.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at June 30, 2020.
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
Table 22 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Dynamic Forecast June 30, 2020	Static Forecast June 30, 2020	Dynamic Forecast December 31, 2019	Static Forecast December 31, 2019
Gradual Rate Change
100 bp increase in interest rates	7.6%	7.5%	4.0%	3.7%
200 bp increase in interest rates	15.4%	15.1%	7.4%	6.7%
At June 30, 2020, the MVE profile indicates an increase in net balance sheet value due to instantaneous upward changes in rates.

Table 23 Market Value of Equity Sensitivity

	June 30, 2020	December 31, 2019
Instantaneous Rate Change
100 bp increase in interest rates	6.3%	(0.5)%
200 bp increase in interest rates	12.4%	(2.1)%
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2020, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 24 Contractual Obligations and Other Commitments(a)

($ in Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$1,778,690	$371,487	$98,706	$21	$2,248,904
Short-term funding	181,828	—	—	—	181,828
FHLB advances	91,812	710,140	1,250,633	604,431	2,657,016
PPPLF	—	1,000,510	9,251	—	1,009,760
Long-term funding	—	300,218	248,719	—	548,937
Operating leases	9,060	13,730	8,560	12,028	43,377
Commitments to extend credit	4,681,833	3,652,242	1,439,851	199,596	9,973,522
Total	$6,743,223	$6,048,327	$3,055,720	$816,076	$16,663,345
(a) Based on original contractual maturity
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2020 is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, PPPLF, and long-term funding. See also Note 18 Leases for additional information on the Corporation's operating leases.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At June 30, 2020, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 25 Capital Ratios

	YTD		Quarter Ended
($ in Thousands)	June 30, 2020	June 30, 2019	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Risk-based Capital(a)
CET1			$2,651,286	$2,421,135	$2,480,698	$2,482,394	$2,481,334
Tier 1 capital			3,004,424	2,676,951	2,736,776	2,738,708	2,737,607
Total capital			3,577,757	3,249,807	3,208,625	3,224,538	3,241,597
Total risk-weighted assets			25,864,463	25,866,140	24,296,382	24,312,727	24,465,973
CET1 capital ratio			10.25%	9.36%	10.21%	10.21%	10.14%
Tier 1 capital ratio			11.62%	10.35%	11.26%	11.26%	11.19%
Total capital ratio			13.83%	12.56%	13.21%	13.26%	13.25%
Tier 1 leverage ratio			9.08%	8.50%	8.83%	8.57%	8.49%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets			11.34%	11.18%	12.11%	12.03%	11.73%
Dividend payout ratio(b)	29.75%	34.00%	19.15%	66.67%	41.86%	34.00%	34.69%
Return on average assets(c)	1.16%	1.03%	1.72%	0.57%	0.89%	1.00%	1.02%
Noninterest expense / average assets(c)	2.24%	2.35%	2.12%	2.37%	2.51%	2.40%	2.37%
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
(c) Annualized.
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2020, which consisted entirely of repurchases related to tax withholding on equity compensation with no open market purchases due to the suspension of the share repurchase program on March 13, 2020.
During the second quarter of 2020, the Corporation completed the issuance of 4.0 million depositary shares each representing a 1/40th interest in a share of 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, for net proceeds of approximately $97 million.
In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one impact of CECL adoption on regulatory capital ratios. In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides an option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three- year transition period. The Corporation has elected to utilize the CECL Transition Provision granted by the banking regulators. Under these provisions, the Day 1 capital impact relating to the adoption of ASU 2016-13 and 25% of the difference between the period end ACL and the Day 1 ACL will be 100% deferred for 2 years, and then phased in over the next 3 years. At June 30, 2020, the Corporation had a modified CECL transitional amount of $117 million.

Non-GAAP Measures
Table 26 Non-GAAP Measures

	YTD		Quarter Ended
($ in Thousands)	June 30, 2020	June 30, 2019	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets			7.25%	6.90%	7.71%	7.65%	7.42%
Return on average equity	10.18%	9.01%	15.55%	4.80%	7.31%	8.47%	8.81%
Return on average tangible common equity	16.32%	14.16%	25.45%	7.31%	11.33%	13.27%	13.81%
Return on average common equity Tier 1	15.24%	13.33%	23.71%	6.84%	10.94%	12.78%	13.09%
Return on average tangible assets	1.21%	1.07%	1.78%	0.59%	0.93%	1.04%	1.05%
Average stockholders' equity / average assets	11.40%	11.47%	11.04%	11.79%	12.16%	11.77%	11.52%
Tangible Common Equity Reconciliation(a)
Common equity			$3,670,612	$3,533,755	$3,665,407	$3,664,139	$3,643,077
Goodwill and other intangible assets, net			(1,180,661)	(1,284,111)	(1,264,531)	(1,267,319)	(1,269,935)
Tangible common equity			$2,489,951	$2,249,644	$2,400,876	$2,396,820	$2,373,142
Tangible Assets Reconciliation(a)
Total assets			$35,501,464	$33,908,056	$32,386,478	$32,596,460	$33,246,869
Goodwill and other intangible assets, net			(1,180,661)	(1,284,111)	(1,264,531)	(1,267,319)	(1,269,935)
Tangible assets			$34,320,803	$32,623,944	$31,121,947	$31,329,141	$31,976,934
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,575,688	$3,577,400	$3,566,293	$3,585,083	$3,657,823	$3,646,758	$3,596,178
Goodwill and other intangible assets, net	(1,276,675)	(1,245,617)	(1,281,176)	(1,272,175)	(1,266,117)	(1,268,960)	(1,247,209)
Tangible common equity	2,299,013	2,331,783	2,285,117	2,312,908	2,391,706	2,377,798	2,348,969
Modified CECL transitional amount	108,505	N/A	115,272	101,340	N/A	N/A	N/A
Accumulated other comprehensive loss (income)	9,030	98,862	7,663	10,398	36,810	42,224	82,142
Deferred tax assets (liabilities), net	45,553	45,666	44,777	46,635	47,774	48,772	46,195
Average common equity Tier 1	$2,462,101	$2,476,311	$2,452,829	$2,471,281	$2,476,290	$2,468,794	$2,477,306
Average Tangible Assets Reconciliation(a)
Total assets	$33,711,474	$33,427,331	$34,845,943	$32,577,005	$32,182,183	$33,154,000	$33,438,818
Goodwill and other intangible assets, net	(1,276,675)	(1,245,617)	(1,281,176)	(1,272,175)	(1,266,117)	(1,268,960)	(1,247,209)
Tangible assets	$32,434,799	$32,181,714	$33,564,768	$31,304,829	$30,916,066	$31,885,039	$32,191,609
Pre-Tax Pre-Provision Income(c)
Income before income taxes	$256,012	$212,756	$199,955	$56,056	$89,467	$104,286	$103,678
Provision for credit losses	114,001	14,000	61,000	53,001	—	2,000	8,000
Pre-tax pre-provision income	$370,012	$226,756	$260,955	$109,057	$89,467	$106,286	$111,678
Efficiency Ratio Reconciliation(d)
Federal Reserve efficiency ratio	54.26%	63.01%	43.49%	70.37%	69.14%	66.55%	62.71%
Fully tax-equivalent adjustment	(0.59)%	(0.81)%	(0.39)%	(0.96)%	(0.91)%	(0.90)%	(0.84)%
Other intangible amortization	(0.77)%	(0.74)%	(0.65)%	(0.95)%	(0.93)%	(0.89)%	(0.75)%
Fully tax-equivalent efficiency ratio	52.91%	61.48%	42.46%	68.47%	67.32%	64.78%	61.13%
Acquisition related costs adjustment(e)	(0.30)%	(0.71)%	(0.12)%	(0.58)%	(0.45)%	(0.53)%	(1.21)%
Provision for unfunded commitments adjustment	(3.22)%	0.40%	(1.91)%	(5.18)%	0.34%	(0.33)%	1.28%
Asset gains (losses), net adjustment	13.23%	0.14%	22.10%	(0.02)%	0.09%	0.18%	0.17%
Adjusted efficiency ratio	62.62%	61.31%	62.53%	62.70%	67.30%	64.11%	61.36%
(a) The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength.
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
(c) Management believes these measures are meaningful because they reflect adjustments commonly made by management, investors, regulators, and analysts to evaluate the adequacy of earnings per common share and provide greater understanding of ongoing operations and enhanced comparability of results with prior periods.
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, and acquisition related costs, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net, acquisition related costs, and asset gains (losses), net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs, provision for unfunded commitments, and asset gains (losses), net.
(e) 2020 periods include First Staunton acquisition related costs, while 2019 periods include Huntington branch and First Staunton acquisition related costs.

Sequential Quarter Results
The Corporation reported net income of $149 million for the second quarter of 2020, compared to net income of $46 million for the first quarter of 2020. Net income available to common equity was $145 million for the second quarter of 2020, or $0.94 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2020 was $42 million, or $0.27 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2020 was $194 million, $13 million, or 6%, lower than the first quarter of 2020. The net interest margin in the second quarter of 2020 was down 35 bp to 2.49%. Average earning assets increased $2.0 billion, or 7%, to $31.3 billion in the second quarter of 2020 primarily driven by the origination of PPP loans beginning in April 2020. In addition, excess funds invested at the Federal Reserve Bank contributed to the higher earning assets and negatively impacted margin. On the funding side, average interest-bearing deposits were up $432 million, or 2% and noninterest bearing deposits were up $1.4 billion, or 26%, due to customers holding proceeds from PPP loans and other government stimulus programs in their deposit accounts. In addition, PPPLF borrowings increased $775 million while FHLB Advances decreased $421 million, or 13% (see Table 2).
The provision for credit losses was $61 million for the second quarter of 2020, compared to $53 million in the first quarter of 2020 (see Table 17). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2020 increased $156 million from the first quarter of 2020, primarily due to a $163 million gain on sale of ABRC (see Table 3).
Noninterest expense decreased $9 million, or 5%, to $183 million, primarily driven by decreases of $3 million in personnel expense and $2 million in both occupancy and business development and advertising expense (see Table 4).
For the second quarter of 2020, the Corporation recognized income tax expense of $51 million, compared to income tax expense of $10 million for the first quarter of 2020. The effective tax rate was 25.62% and 18.23% for the second quarter of 2020 and the first quarter of 2020, respectively. The higher tax rate and income tax expense during the second quarter of 2020 was primarily driven by the gain on sale of ABRC, partially offset by tax planning strategies which allowed for the recognition of $55 million of built in capital losses. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results

The Corporation reported net income of $149 million for the second quarter of 2020, compared to $85 million for the second quarter of 2019. Net income available to common equity was $145 million for the second quarter of 2020, or $0.94 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2019 was $81 million, or $0.49 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2020 was $194 million, $24 million, or 11%, lower than the second quarter of 2019. The net interest margin between the comparable quarters was down 39 bp, to 2.49% in the second quarter of 2020. The decrease in net interest income and net interest margin was due to a lower interest rate environment and low yielding PPP loans coming on the balance sheet during the second quarter of 2020. Average earning assets increased $959 million, or 3%, to $31.3 billion in the second quarter of 2020 as the Corporation added PPP loans during the second quarter of 2020. On the funding side, average interest-bearing deposits decreased $775 million, or 4%, from the second quarter of 2019, due to decreases in higher cost deposits. Average noninterest-bearing deposits increased $1.8 billion, or 36% to $6.9 billion. Average short and long-term funding increased $262 million, or 6%, partially due to an increase in PPPLF borrowings with decreases in both FHLB Advances and long-term funding (see Table 2).
The provision for credit losses was $61 million for the second quarter of 2020, compared to $8 million for the second quarter of 2019 (see Table 17). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2020 was $254 million, up $159 million compared to the second quarter of 2019, primarily due to the gain on sale of ABRC of $163 million (see Table 3).
Noninterest expense decreased $14 million, or 7%, to $183 million for the second quarter of 2020, primarily due to a $12 million decrease in personnel expense primarily related to a decrease in the funding for the management incentive plan (see Table 4).
The Corporation recognized income tax expense of $51 million for the second quarter of 2020, compared to income tax expense of $19 million for the second quarter of 2019. The effective tax rate was 25.62% and 18.34% for the second quarters of 2020

Back to table of contents
and 2019, respectively. The increase in income taxes and income tax expense was primarily due to the gain on sale of ABRC, partially offset by tax planning strategies which allowed for the recognition of $55 million of built in capital losses. See section Income Taxes for a detailed discussion on income taxes.
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

Table 27 Selected Segment Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
($ in Thousands)	2020	2019	% Change	2020	2019	% Change
Corporate and Commercial Specialty
Total revenue	$136,405	$132,174	3%	$267,845	$257,695	4%
Credit provision	13,713	12,585	9%	25,885	25,169	3%
Noninterest expense	50,837	56,450	(10)%	102,098	111,383	(8)%
Income tax expense (benefit)	13,446	12,244	10%	26,117	23,411	12%
Average earning assets	14,578,339	12,898,766	13%	13,785,918	12,750,792	8%
Average loans	14,641,074	12,956,597	13%	13,843,352	12,803,409	8%
Average deposits	9,499,973	10,149,353	(6)%	9,263,979	9,902,315	(6)%
Average allocated capital (Average CET1)(a)	1,438,498	1,284,224	12%	1,379,243	1,265,445	9%
Return on average allocated capital (ROCET1)(a)	16.33%	15.90%	43 bp	16.58%	15.57%	101 bp
Community, Consumer, and Business
Total revenue	$146,017	$161,940	(10)%	$297,279	$320,648	(7)%
Credit provision	5,429	4,626	17%	10,537	9,311	13%
Noninterest expense	122,290	119,694	2%	238,721	232,612	3%
Income tax expense (benefit)	3,843	7,900	(51)%	10,084	16,532	(39)%
Average earning assets	9,694,984	9,264,422	5%	9,542,628	9,263,285	3%
Average loans	9,629,146	9,195,385	5%	9,479,247	9,198,891	3%
Average deposits	14,983,891	12,608,304	19%	14,337,654	12,454,015	15%
Average allocated capital (Average CET1)(a)	581,972	555,015	5%	569,982	555,696	3%
Return on average allocated capital (ROCET1)(a)	9.99%	21.48%	N/M	13.38%	22.57%	N/M
Risk Management and Shared Services
Total revenue(c)	$161,941	$15,343	N/M	$180,486	$37,863	N/M
Credit provision	41,858	(9,211)	N/M	77,579	(20,480)	N/M
Noninterest expense(b)	10,280	21,634	(52)%	34,779	45,456	(23)%
Income tax expense (benefit)	33,950	(1,127)	N/M	25,255	1,466	N/M
Average earning assets	6,985,964	8,137,518	(14)%	6,909,444	8,333,605	(17)%
Average loans	920,586	1,202,390	(23)%	927,113	1,227,336	(24)%
Average deposits	1,659,322	2,323,853	(29)%	1,615,934	2,463,980	(34)%
Average allocated capital (Average CET1)(a)	432,405	638,067	(32)%	512,875	655,170	(22)%
Return on average allocated capital (ROCET1)(a)	66.70%	0.15%	N/M	16.81%	1.18%	N/M
Consolidated Total
Total revenue(c)	$444,362	$309,457	44%	$745,610	$616,206	21%
Return on average allocated capital (ROCET1)(a)	23.71%	13.09%	N/M	15.24%	13.33%	191 bp
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
(b) For the three months ended June 30, 2020 and 2019, the Risk Management and Shared Services segment included less than $1 million and approximately $4 million respectively, of acquisition related noninterest expense. For the six months ended June 30, 2020 and 2019, the Risk Management and Shared Services segment included approximately $2 million and $4 million respectively, of acquisition related noninterest expense.
(c) For both the three and six months ended June 30, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC.

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
•Revenue increased $4 million, or 3%, from the three months ended June 30, 2019, and increased $10 million, or 4%, from the first six months of 2019. The increase from the six months ended 2019 was primarily driven by a $6 million increase in capital market fees.

•Noninterest expense decreased $6 million, or 10%, from the three months ended June 30, 2019, and decreased $9 million, or 8%, from the first six months of 2019. The decrease from the first six months of 2019 was mainly driven by a $10 million decrease in personnel expense related to a decrease in the funding for the management incentive plan.
•Average loans increased $1.7 billion, or 13%, from the three months ended June 30, 2019, and increased $1.0 billion, or 8%, from the first six months of 2019, primarily driven by PPP loans and increased commercial line draws.
The Community, Consumer, and Business segment consists of lending, deposit solutions, and historically offered ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Revenue decreased $16 million, or 10%, from the three months ended June 30, 2019, and decreased $23 million, or 7%, from the first six months of 2019. The decrease from the six months ended 2019 was primarily due to a decrease in segment net interest income of $19 million along with a $5 million decrease in service charges and deposit account fees.
•Average deposits increased $2.4 billion, or 19%, from the three months ended June 30, 2019, and increased $1.9 billion, or 15%, from the first six months of 2019, primarily driven by customers holding proceeds from PPP loans and other government stimulus money in their deposit accounts.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues increased $147 million from the three months ended June 30, 2019, and increased $143 million from the first six months of 2019, primarily driven by an increase in noninterest income due to the $163 million asset gain on sale of ABRC.
•Noninterest expenses decreased $11 million, or 52% from the three months ended June 30, 2019, and decreased $11 million, or 23%, from the first six months of 2019. The decrease from the first six months of 2019 was mainly driven by a $9 million decrease in personnel expense related to a decrease in the funding for the management incentive plan.
•Credit provision increased $51 million from the three months ended June 30, 2019, and increased $98 million from the first six months of 2019, as a result of the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology.
•Average deposits decreased $665 million, or 29%, from the three months ended June 30, 2019, and decreased $848 million, or 34%, from the first six months of 2019, primarily driven by decreases in money market and time deposit accounts.
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
Recent Developments
On July 25, 2020, the Federal Reserve provided additional guidance under SR 09-4, Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies. We do not expect this additional guidance will limit our ability to pay dividends on our common stock at the current level.
On July 27, 2020, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, payable on September 15, 2020 to shareholders of record at the close of business on September 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated's 6.125% Series C Perpetual Preferred Stock, payable on September 15, 2020 to shareholders of record at the close of business on September 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on September 15, 2020 to shareholders of record at the close of business on September 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on September 15, 2020 to shareholders of record at the close of business on September 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on September 15, 2020 to shareholders of record at the close of business on September 1, 2020.

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
As of June 30, 2020, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2020.
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
The following risk factors supplement the Risk Factors described in the Corporation’s 2019 Annual Report on Form 10-K and should be read in conjunction therewith.

The coronavirus disease (COVID-19) pandemic has resulted in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business, financial condition or results of operations. The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Federal and state governments are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. Although in various locations some of the activity restrictions listed above have been relaxed with progressive success, in many geographies the number of individuals diagnosed with COVID-19 has significantly increased causing a freezing or even reversal of the relaxation of activity restrictions. The cessation of stay-at-home orders in Wisconsin, Illinois, and Minnesota, and the relaxation of various activity restrictions, has caused a heightened resurgence of COVID-19 in these geographies. This resurgence has heightened pressure on state officials to reverse the relaxation of activity restrictions, which causes further uncertain economic conditions and could lead again to a shutdown of businesses and operations.

The uncertain economic conditions and various activity restrictions due to COVID-19 have resulted in an extremely challenging operating environment for many businesses, and the complete shutdown of others, as well as record levels of unemployment. The national unemployment rate was 11.1% as of June 2020, which while down from 14.7% in April 2020, remains significantly higher than the pre-pandemic 3.6% in January 2020. Further, the Federal Pandemic Unemployment Compensation, which under Section 2104 of the CARES Act allows for additional payments to covered individuals of up to $600 per week, is set to end July 31, 2020 and it is uncertain whether and to what extent the benefit will be renewed by Congress.

The COVID-19 pandemic is rapidly evolving and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic. And while there have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, including the $2 trillion CARES Act, as expanded by the Paycheck Protection Program and Health Care Enhancement Act, in an effort to counteract the significant economic disruption from COVID-19, there can be no assurance that these packages are sufficient, or have worked quickly enough, to stimulate the economy, and additional governmental stimulus may be needed. Accordingly, the Corporation will be operating under uncertain economic conditions for a lengthy period of time.

Additionally the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. Market interest rates have declined significantly. In March 2020, the Federal Reserve reduced the target federal funds rate to a range of 0.00% to 0.25%, the lowest since the 2008 economic crisis, and announced a $700 billion quantitative easing program in response to the expected economic downturn caused by the COVID-19 pandemic. At its June 2020 meeting, the Federal Reserve continued its commitment to these policies, indicating that the target federal funds rate would remain until the economy had weathered recent events and was on track to achieve FOMC maximum-employment and price stability goals and that the FOMC would have to maintain highly accommodative financial conditions for many years to quicken meaningfully the recovery from the current severe downturn. In addition, the Federal Reserve reduced the interest that it pays on excess reserves. These reductions in interest rates, especially if prolonged, could adversely affect our net interest income, net interest spread and net interest margin. Further, the overall impact of COVID-19 on the financial markets could result in a significant decline in the market value of the Corporation's common stock, which may cause us to perform a goodwill impairment test in between annual tests. If that impairment test indicates that the fair value of any of our reporting units is less than its carrying amount, we may be required to record a goodwill impairment charge, which could adversely affect our results of operations. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of COVID-19's effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our remote working arrangements, third party providers' ability to support our operations, and any action taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Regulatory and governmental actions to mitigate the impact of COVID-19 on borrowers, including required loan forbearances and restrictions on evictions, could result in a material decline in our earnings. There have been a number of recent bank regulatory actions and legislative changes intended to help mitigate the adverse economic impact of COVID-19 on borrowers, including mandates requiring financial institutions to work constructively with borrowers affected by COVID-19. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. Although Wisconsin and Minnesota's temporary ban on all residential and commercial evictions and foreclosures have expired, Illinois has extended its ban through August 22, 2020, and many localities have taken independent regulatory action. In addition, we have implemented the following programs to assist our borrowers and other customers in mitigating the impact of COVID-19: consumer and commercial loan and credit card deferral programs, suspension of certain transaction and late fees, and the suspension of foreclosures and repossessions.

At the federal level, Section 4022 of the CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibits servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact develop.

As a result of the forbearance and mitigation programs described above, we have experienced a significant decline in borrower loan payments, which may continue into the future and have a material impact on our earnings.

We expect our loan portfolios to be significantly affected by the response to COVID-19 and our allowance for credit losses on loans may not be sufficient to cover losses in our portfolios. The economic shutdown in response to COVID-19 may result in a significant increase in delinquencies across all of our loan portfolios, particularly our commercial loan portfolio as activity and travel restrictions have caused many businesses to close, either temporarily or permanently, or substantially reduce operations, which will adversely affect the ability of our borrowers to repay their loans. In particular, our commercial loan portfolio includes $2.2 billion, representing 9% of total loans, to borrowers in key industries which may see elevated risk as a result of the current economic dynamics. These key exposures include: $1.2 billion of loans to retailers and shopping centers, $432 million to oil & gas producers, $225 million of loans to borrowers in the hotel industry, $120 million to restaurant related borrowers, and approximately $256 million across various exposures, which have been significantly impacted by the activity and travel restrictions. The elevated unemployment rate will continue to have a significant adverse impact on the ability of our residential and multi-family borrowers to repay their loans.

As a result of our evaluation of the current and expected impacts of COVID-19 on our loan portfolios, we believe that our loan losses and delinquencies will significantly exceed what we anticipated when our ACLL was established at the end of 2019. As a result, we have increased our ACLL by $205 million to $429 million for the first six months of 2020, compared to $223 million at the end of 2019. As the economic impact due to COVID-19 has been experienced in recent weeks and there are no assurances as to how long it will be before the COVID-19 pandemic abates and economic activity can begin to resume to pre-COVID-19 pandemic levels, there is no assurance that we will not need to significantly add to our loan loss reserves in future periods.

Current and future restrictions on our workforce's access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. We also have contingency plans in place to ensure continuity of management and operations in the event that members of our senior management or employees become ill due to COVID-19. However, notwithstanding the protective measures and plans we have in place, our employees and their families may still be affected by COVID-19. If a significant number of our employees or if key individuals become unable to work or to perform their jobs properly due to COVID-19, our ability to conduct our business could be negatively impacted. In addition, we rely on third party vendors to provide key components of our business infrastructure. If any of these third party vendors experience significant disruption as a result of

COVID-19, they may not be able to provide their services properly or in a timely manner, which could also adversely affect our ability to conduct our business. Further, technology in employees' homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operation risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

We have originated a significant number of loans under the SBA’s Paycheck Protection Program, which may result in a large number of such loans remaining on our consolidated balance sheets at a very low yield for an extended period of time. We are a significant participant as a lender under the SBA’s PPP established under the CARES Act. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5th. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. As of August 2, 2020, we had PPP loans with outstanding balances of $1.0 billion. In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. Additionally, the PPP loans are not secured by an interest in a borrower's assets or otherwise backed by personal guarantees. We will continue to face increased operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults.

The OCC has also recently issued guidance encouraging banks to follow prudent banking practices consistent with safety and soundness principles in making PPP loans, including by thoroughly documenting the bank's decisions when setting eligibility criteria, establishing a process for considering applications and approving or denying PPP loan applications, as well as identifying and tracking PPP loan volumes. The guidance also states that, in exercising supervisory and enforcement responsibilities in this area, the OCC will take into account the unique circumstances resulting from the national emergency and good faith efforts to comply with applicable legal requirements. Thus, while the PPP guidelines provide that lenders may rely on borrower representations and certifications regarding eligibility with respect to PPP loans and do not need to verify information provided, the OCC guidance makes clear that banks are still expected to prudently underwrite, document and track PPP loans in a manner consistent with safe and sound banking practices and could face supervisory or enforcement risks in failing to do so. As a result of participation in the PPP, we may be subject to litigation and claims by borrowers under the PPP loans that we have made, as well as investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies.

Regardless of whether these claims and investigations are founded or unfounded, if such claims and investigations are not resolved in a timely manner favorable to us, they may result in significant costs and liabilities (including increased legal and professional services costs) and/or adversely affect the market perception of us and our products and services.

Also, we have registered as a lender in the MSLP, which is a program among the many financing and liquidity programs that the Federal Reserve, on its own and in cooperation with the Department of the Treasury, has established. The MSLP is intended to keep credit flowing to small and mid-sized businesses that were in sound financial condition before the coronavirus pandemic but now need financing to maintain operations. MSLP lenders retain 5% of such loans, with the remaining 95% being participated to a special purpose vehicle established for the program. The interest rate on MSLP loans currently is one- or three-month LIBOR plus 3%. Although the MSLP provides for deferral of interest and principal payments, unlike the PPP it does not provide loan forgiveness or any other government guaranty on the 5% retention amount. Participation in the MSLP may also present credit and other operational risks that cannot currently be estimated.

Risks Related to Oil and Gas Industry

We may be adversely affected by declines in oil prices. Ongoing volatility in the oil and gas markets has compressed margins for many U.S.-based oil producers and others in the oil and gas industry. Our oil and gas portfolio is comprised of 35 credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by price volatility or a downturn in oil and gas prices. During the first quarter of 2020, there was a drastic decrease in crude oil prices as a result of the reported dispute between Russia and Saudi Arabia regarding oil production levels, which could result in a material adverse impact on such borrowers. As of June 30, 2020, our oil and gas loan exposure was $609 million of commitments with $432 million outstanding, representing less than 2% of our loan portfolio. The ACLL related to this portfolio was 19.4% at June 30, 2020, compared to 16.6% at March 31, 2020. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for credit losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2020, the Corporation repurchased approximately $50,000 of common stock, consisting entirely of repurchases related to tax withholding on equity compensation with no open market purchases due to the suspension of the share repurchase program. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2020 - April 30, 2020	2,248	$13.11	—	—
May 1, 2020 - May 31, 2020	582	14.90	—	—
June 1, 2020 - June 30, 2020	892	13.81	—	—
Total	3,722	$13.56	—	8,231,072
(a) During the second quarter of 2020, the Corporation repurchased 3,722 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b) On December 10, 2019, the Board of Directors authorized the repurchase of up to $150 million of the Corporation's common stock. The repurchase authorization was in addition to the previous authorized repurchases. At June 30, 2020, there remained approximately $113 million authorized to be repurchased in the aggregate. Approximately 8.2 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on June 30, 2020.

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

Preferred Stock Purchases
During the second quarter of 2020, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Corporation's Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of June 30, 2020. Using the closing stock price on June 30, 2020 of $25.50, a total of approximately 392,000 shares remained available to be repurchased under the previously approved Board authorizations.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of June 30, 2020. Using the closing stock price on June 30, 2020 of $25.00, a total of approximately 578,000 shares remained available to be repurchased under the previously approved Board authorizations.
The repurchase of depositary shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (3.1, 4.1), Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, dated June 10, 2020, incorporated herein by reference to Exhibit 3.1, 4.1 of the Company's Current Report on Form 8-K dated June 11, 2020.
Exhibit (4.2), Deposit Agreement, dated June 15, 2020, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, incorporated herein by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated June 11, 2020.
Exhibit (4.3), Form of Depositary Receipt (included as part of Exhibit 4.2), incorporated herein by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated June 22, 2020.
Exhibit (10.1), Associated Banc-Corp 2020 Incentive Compensation Plan, incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 13, 2020, as supplemented, in connection with the 2020 Annual Meeting of Shareholders of Associated Banc-Corp.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: August 5, 2020	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: August 5, 2020	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: August 5, 2020	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer