Form 10-Q
period 2020-09-30
ASSOCIATED BANC-CORP
filed 2020-10-29
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2020

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 27, 2020 was 153,589,914.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABRC	Associated Benefits & Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ABS	Asset Backed Securities
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ALCO	Asset / Liability Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CMO	Collateralized Mortgage Obligation
CRA	Community Reinvestment Act
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSLP	Main Street Lending Program
MSRs	Mortgage Servicing Rights

MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
OCC	Office of the Comptroller of the Currency
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
TDR	Troubled Debt Restructuring
USI	USI Insurance Services LLC
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$401,151	$373,380
Interest-bearing deposits in other financial institutions	712,416	207,624
Federal funds sold and securities purchased under agreements to resell	95	7,740
Investment securities held to maturity, net, at amortized cost(a)	1,990,870	2,205,083
Investment securities available for sale, at fair value	3,258,360	3,262,586
Equity securities	15,090	15,090
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	168,280	227,347
Residential loans held for sale	130,139	136,280
Commercial loans held for sale	19,360	15,000
Loans	25,003,753	22,821,440
Allowance for loan losses(a)	(384,711)	(201,371)
Loans, net	24,619,041	22,620,068
Bank and corporate owned life insurance	679,257	671,948
Tax credit and other investments	314,066	279,969
Premises and equipment, net	422,222	435,284
Goodwill	1,107,902	1,176,230
Mortgage servicing rights, net	45,261	67,306
Other intangible assets, net	70,507	88,301
Interest receivable	91,612	91,196
Other assets	653,117	506,046
Total assets	$34,698,746	$32,386,478
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$7,489,048	$5,450,709
Interest-bearing deposits	19,223,500	18,328,355
Total deposits	26,712,547	23,779,064
Federal funds purchased and securities sold under agreements to repurchase	155,329	433,097
Commercial paper	50,987	32,016
PPPLF	1,022,217	—
FHLB advances	1,706,763	3,180,967
Other long-term funding	549,201	549,343
Allowance for unfunded commitments(a)	57,276	21,907
Accrued expenses and other liabilities(a)	398,991	467,961
Total liabilities	30,653,313	28,464,355
Stockholders’ Equity
Preferred equity	353,637	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,717,186	1,716,431
Retained earnings(a)	2,424,992	2,380,867
Accumulated other comprehensive income (loss)	3,995	(33,183)
Treasury stock, at cost	(456,129)	(400,460)
Total common equity	3,691,796	3,665,407
Total stockholders’ equity	4,045,433	3,922,124
Total liabilities and stockholders’ equity	$34,698,746	$32,386,478
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	364,458	264,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	153,551,692	157,171,247
Numbers may not sum due to rounding.
(a) See Note 3 Summary of Significant Accounting Policies for additional details on the adoption of ASU 2016-13.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$182,625	$248,579	$599,306	$768,216
Interest and dividends on investment securities
Taxable	13,689	23,485	50,064	79,248
Tax-exempt	14,523	14,491	44,021	42,950
Other interest	2,238	4,865	7,774	13,086
Total interest income	213,075	291,420	701,165	903,500
Interest expense
Interest on deposits	10,033	61,585	59,877	191,408
Interest on federal funds purchased and securities sold under agreements to repurchase	34	145	454	1,058
Interest on other short-term funding	5	30	46	113
Interest on PPPLF	899	—	1,574	—
Interest on FHLB advances	14,375	15,896	47,471	53,194
Interest on long-term funding	5,580	7,398	16,780	22,196
Total interest expense	30,925	85,054	126,201	267,969
Net interest income	182,150	206,365	574,964	635,532
Provision for credit losses	43,009	2,000	157,009	16,000
Net interest income after provision for credit losses	139,141	204,365	417,954	619,532
Noninterest income
Wealth management fees(a)	21,152	21,015	62,884	61,885
Service charges and deposit account fees	14,283	16,561	40,989	47,102
Card-based fees	10,195	10,456	28,685	29,848
Other fee-based revenue	4,968	5,085	14,240	14,246
Capital markets, net	7,222	4,300	22,067	12,215
Mortgage banking, net	12,636	10,940	31,043	25,118
Bank and corporate owned life insurance	3,074	4,337	9,793	11,482
Insurance commissions and fess	114	20,954	45,153	69,403
Asset gains (losses), net(b)	(339)	877	156,945	2,316
Investment securities gains (losses), net	7	3,788	9,222	5,931
Other	2,232	2,537	7,321	8,344
Total noninterest income	75,545	100,850	428,342	287,890
Noninterest expense
Personnel	108,567	123,170	334,117	366,449
Technology	19,666	20,572	61,639	59,698
Occupancy	17,854	15,164	48,386	45,466
Business development and advertising	3,626	7,991	13,007	21,284
Equipment	5,399	6,335	16,150	17,580
Legal and professional	5,591	5,724	15,809	14,342
Loan and foreclosure costs	2,118	1,638	8,842	5,599
FDIC assessment	3,900	4,000	14,650	12,250
Other intangible amortization	2,253	2,686	7,939	7,237
Acquisition related costs(c)	218	1,629	2,457	5,995
Loss on prepayments of FHLB advances	44,650	—	44,650	—
Other	13,745	12,021	35,537	34,479
Total noninterest expense	227,587	200,930	603,184	590,380
Income (loss) before income taxes	(12,900)	104,286	243,112	317,042
Income tax expense (benefit)	(58,114)	20,947	3,342	62,356
Net income	45,214	83,339	239,769	254,686
Preferred stock dividends	5,207	3,801	13,152	11,402
Net income available to common equity	$40,007	$79,539	$226,618	$243,285
Earnings per common share
Basic	$0.26	$0.50	$1.47	$1.49
Diluted	$0.26	$0.49	$1.46	$1.48
Average common shares outstanding
Basic	152,440	159,126	153,175	161,727
Diluted	153,194	160,382	153,914	163,061
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) The nine months ended September 30, 2020 includes a gain of $163 million from the sale of ABRC. The nine months ended September 30, 2019 includes less than $1 million of Huntington related asset losses.
(c) Includes Huntington branch and First Staunton acquisition related costs only.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Net income	$45,214	$83,339	$239,769	$254,686
Other comprehensive income, net of tax
Investment securities available for sale
Net unrealized gains (losses)	5,840	33,173	53,900	123,139
Amortization of net unrealized (gains) losses on available for sale securities transferred to held to maturity securities	1,296	(8)	2,628	279
Reclassification adjustment for net losses (gains) realized in net income	(7)	(3,788)	(9,222)	(5,931)
Income tax (expense) benefit	(1,786)	(7,410)	(11,852)	(29,651)
Other comprehensive income (loss) on investment securities available for sale	5,342	21,967	35,454	87,836
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(36)	(36)	(111)	(111)
Amortization of actuarial loss (gain)	1,313	229	2,923	357
Income tax (expense) benefit	(703)	(49)	(1,088)	(62)
Other comprehensive income (loss) on pension and postretirement obligations	573	144	1,724	184
Total other comprehensive income (loss)	5,916	22,111	37,178	88,020
Comprehensive income	$51,130	$105,450	$276,948	$342,706
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	$256,716	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	(98,337)	—	—	(98,337)
Total shareholder's equity at beginning of period, as adjusted	256,716	1,752	1,716,431	2,282,530	(33,183)	(400,460)	3,823,787
Comprehensive income
Net income	—	—	—	45,838	—	—	45,838
Other comprehensive income (loss)	—	—	—	—	16,209	—	16,209
Comprehensive income							62,046
Common stock issued
Stock-based compensation plans, net	—	—	(20,659)	—	—	23,555	2,896
Purchase of treasury stock, open market purchases	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,555)	(5,555)
Cash dividends
Common stock, $0.18 per share	—	—	—	(28,392)	—	—	(28,392)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	10,744	—	—	—	10,744
Balance, March 31, 2020	$256,716	$1,752	$1,706,516	$2,296,176	$(16,974)	$(453,714)	$3,790,471

Comprehensive income:
Net income	—	—	—	148,718	—	—	148,718
Other comprehensive income (loss)	—	—	—	—	15,054	—	15,054
Comprehensive income							163,772
Common stock issued:
Stock-based compensation plans, net	—	—	1,523	—	—	(1,350)	173
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	7	7
Cash dividends:
Common stock, $0.18 per share	—	—	—	(27,889)	—	—	(27,889)
Preferred stock(b)	—	—	—	(4,144)	—	—	(4,144)
Issuance of preferred stock	97,129	—	—	—	—	—	97,129
Stock-based compensation expense, net	—	—	4,939	—	—	—	4,939
Balance, June 30, 2020	$353,846	$1,752	$1,712,978	$2,412,859	$(1,920)	$(455,057)	$4,024,457

Comprehensive income:
Net income	—	—	—	45,214	—	—	45,214
Other comprehensive income (loss)	—	—	—	—	5,916	—	5,916
Comprehensive income							51,130
Common stock issued:
Stock-based compensation plans, net	—	—	706	—	—	(610)	95
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(462)	(462)
Cash dividends:
Common stock, $0.18 per share	—	—	—	(27,875)	—	—	(27,875)
Preferred stock(c)	—	—	—	(5,207)	—	—	(5,207)
Issuance of preferred stock	(208)	—	—	—	—	—	(208)
Stock-based compensation expense, net	—	—	3,502	—	—	—	3,502
Balance, September 30, 2020	$353,637	$1,752	$1,717,186	$2,424,992	$3,995	$(456,129)	$4,045,433
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.
(b) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.0849931 per share.
(c) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	$256,716	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income
Net income	—	—	—	86,686	—	—	86,686
Other comprehensive income (loss)	—	—	—	—	21,597	—	21,597
Comprehensive income							108,283
Common stock issued
Stock-based compensation plans, net	—	—	(32,220)	—	—	39,265	7,045
Purchase of treasury stock, open market purchases	—	—	—	—	—	(29,999)	(29,999)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(7,468)	(7,468)
Cash dividends
Common stock, $0.17 per share	—	—	—	(28,183)	—	—	(28,183)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	9,397	—	—	—	9,397
Other	—	—	—	(293)	—	—	(293)
Balance, March 31, 2019	$256,716	$1,752	$1,689,792	$2,235,824	$(103,375)	$(244,840)	$3,835,870

Comprehensive income:
Net income	—	—	—	84,661	—	—	84,661
Other comprehensive income (loss)	—	—	—	—	44,311	—	44,311
Comprehensive income							128,972
Common stock issued:
Stock-based compensation plans, net	—	—	(211)	—	—	1,038	827
Purchase of treasury stock, open market purchases	—	—	—	—	—	(39,602)	(39,602)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(831)	(831)
Cash dividends:
Common stock, $0.17 per share	—	—	—	(27,776)	—	—	(27,776)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	6,134	—	—	—	6,134
Balance, June 30, 2019	$256,716	$1,752	$1,695,715	$2,288,909	$(59,063)	$(284,235)	$3,899,794

Comprehensive income:
Net income	—	—	—	83,339	—	—	83,339
Other comprehensive income (loss)	—	—	—	—	22,111	—	22,111
Comprehensive income							105,450
Common stock issued:
Stock-based compensation plans, net	—	—	12,561	—	—	(11,363)	1,198
Purchase of treasury stock, open market purchases	—	—	—	—	—	(59,999)	(59,999)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(194)	(194)
Cash dividends:
Common stock, $0.17 per share	—	—	—	(27,289)	—	—	(27,289)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	5,696	—	—	—	5,696
Balance, September 30, 2019	$256,716	$1,752	$1,713,971	$2,341,158	$(36,953)	$(355,791)	$3,920,855
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($ in Thousands)	2020	2019
Cash Flow From Operating Activities
Net income	$239,769	$254,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	157,009	16,000
Depreciation and amortization	38,707	43,704
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	18,481	177
Amortization of mortgage servicing rights	16,416	8,749
Amortization of other intangible assets	7,939	7,237
Amortization and accretion on earning assets, funding, and other, net	21,748	17,607
Net amortization of tax credit investments	18,988	15,512
Losses (gains) on sales of investment securities, net	(9,222)	(5,931)
Asset (gains) losses, net	(156,945)	(2,316)
(Gain) loss on mortgage banking activities, net	(43,889)	(15,966)
Mortgage loans originated and acquired for sale	(1,319,034)	(824,289)
Proceeds from sales of mortgage loans held for sale	1,620,777	1,048,729
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(415)	2,476
Increase (decrease) in interest payable	(12,735)	589
Increase (decrease) in expense payable	(32,892)	(15,932)
(Increase) decrease in net derivative position	(133,165)	(109,948)
Increase (decrease) in unsettled trades	1,000	2,577
(Increase) decrease in net income tax position	(58,002)	33,770
Net change in other assets and other liabilities	48,525	(7,446)
Net cash provided by (used in) operating activities	423,060	469,986
Cash Flow From Investing Activities
Net increase in loans	(2,170,320)	(72,644)
Purchases of
Available for sale securities	(1,368,124)	(460,124)
Held to maturity securities	(109,824)	(322,590)
Federal Home Loan Bank and Federal Reserve Bank stocks	(84,152)	(214,554)
Premises, equipment, and software, net of disposals	(34,440)	(50,385)
Other intangibles	(200)	—
Proceeds from
Sales of available for sale securities	626,283	1,367,450
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	144,000	257,646
Prepayments, calls, and maturities of available for sale investment securities	893,157	400,648
Prepayments, calls, and maturities of held to maturity investment securities	323,175	168,378
Sales, prepayments, calls, and maturities of other assets	18,457	6,674
Net cash received in ABRC sale	256,511	—
Net change in tax credit and alternative investments	(35,630)	(50,117)
Net cash (paid) received in acquisition	(31,518)	551,250
Net cash provided by (used in) investing activities	(1,572,625)	1,581,631
Cash Flow From Financing Activities
Net increase (decrease) in deposits	2,495,229	(1,200,004)
Net increase (decrease) in short-term funding	(284,655)	(48,630)
Net increase (decrease) in short-term FHLB advances	(520,000)	(685,000)
Repayment of long-term FHLB advances	(966,777)	(763,036)
Proceeds from long-term FHLB advances	4,000	751,573
Proceeds from PPPLF	1,022,217	—
Repayment of finance lease principal	(1,044)	—
Proceeds from issuance of preferred shares	96,921	—
Proceeds from issuance of common stock for stock-based compensation plans	3,165	9,070
Purchase of treasury stock, open market purchases	(71,255)	(129,600)
Purchase of treasury stock, stock-based compensation plans	(6,010)	(8,493)
Cash dividends on common stock	(84,156)	(83,248)
Cash dividends on preferred stock	(13,152)	(11,402)
Net cash provided by (used in) financing activities	1,674,484	(2,168,770)
Net increase (decrease) in cash, cash equivalents, and restricted cash	524,918	(117,154)
Cash, cash equivalents, and restricted cash at beginning of period	588,744	876,698
Cash, cash equivalents, and restricted cash at end of period	$1,113,663	$759,545
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($ in Thousands)	2020	2019
Supplemental disclosures of cash flow information
Cash paid for interest	$137,423	$266,192
Cash paid for (received from) income and franchise taxes	17,682	38,979
Loans and bank premises transferred to OREO	12,599	7,374
Capitalized mortgage servicing rights	11,495	8,900
Loans transferred into held for sale from portfolio, net	260,856	326,476
Unsettled trades to purchase securities	1,000	2,577
Acquisition
Fair value of assets acquired, including cash and cash equivalents	457,878	695,848
Fair value ascribed to goodwill and intangible assets	22,150	29,837
Fair value of liabilities assumed	480,028	725,764
Equity issued in (adjustments related to) acquisition	—	(79)

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same sum amounts shown on the consolidated statements of cash flows:

	Nine Months Ended September 30,
($ in Thousands)	2020	2019
Cash and cash equivalents	$1,113,663	$562,798
Restricted cash	—	196,747
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,113,663	$759,545

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, which is included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets. At September 30, 2020, the Corporation had no restricted cash due to the Federal Reserve reducing the required ratios to zero percent.

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
Note 2 Acquisitions and Dispositions
Acquisitions:
First Staunton Acquisition
On February 14, 2020, the Corporation completed its acquisition of First Staunton. The purchase price was based on an assumed 4% deposit premium at announcement. The conversion of the branches was completed simultaneously with the close of the transaction, expanding the Bank's presence into 9 new Metro-East St. Louis communities. As a result of the acquisition and other consolidations, a net of 7 branch locations were added.
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
Dispositions:
Completed:
Associated Benefits & Risk Consulting
On June 30, 2020, the Corporation announced that it had closed the previously announced sale of ABRC to USI. Under the terms of the agreement, the purchase price was $266 million in cash. Associated recorded a second quarter 2020 pre-tax book gain of approximately $163 million in conjunction with the sale.
Pending:
During the third quarter of 2020, the Corporation announced branch sale transactions. With the continued migration to mobile and online channels along with declining foot traffic, the Corporation has a reduced need of branches in our distribution strategy. As a result of the pending sales, the Corporation transferred the related branch real estate to OREO and wrote the value down to fair value.
On September 11, 2020, Associated Bank entered into a definitive agreement with Morton Community Bank to sell 5 branches in Peoria, IL. Under the terms of the transaction, Associated Bank expects to sell approximately $208 million in total deposits and no loans. Associated Bank will be receiving a 4% purchase premium on deposits transferred. The sale is expected to close in December 2020. With the sale of these branches, Associated Bank will exit the Peoria Community Market.
On September 12, 2020, Associated Bank entered into an agreement with Royal Bank to sell 2 branches in southwest Wisconsin. Under the terms of the transaction, Associated Bank expects to sell approximately $56 million in total deposits and no loans. Associated Bank will be receiving a 4% purchase premium on deposits transferred in the Prairie du Chien and Richland Center branches. This sale is expected to close in December 2020.
On September 22, 2020, Associated Bank entered into an agreement with Summit Credit Union to sell 1 branch located in Monroe, Wisconsin. Under the terms of the transaction, Associated Bank expects to sell approximately $38 million in total deposits and no loans. Associated Bank will be receiving a 4% purchase premium on deposits transferred. This sale is expected to close in the first quarter of 2021.
Note 3 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2019 Annual Report on Form 10-K. As a result of adopting ASU 2016-13 Financial Instruments - Credit Losses (Topic 326) and strategic branch optimization initiatives, there have been changes to the Corporation's significant accounting policies since December 31, 2019, which are described below.

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

Allowance for Credit Losses on Loans

The level of the allowance for loan losses represents management's estimate of an amount appropriate to provide for lifetime credit losses in the loan portfolio at the balance sheet date. The methodology applied by the Corporation is designed to assess the appropriateness of the allowance for loan losses within the Corporation's loan segmentation as well as management’s ongoing review and grading of the loan portfolio into criticized loan categories. The methodology focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management's ongoing review and grading of the loan portfolio using a dual risk rating system consisting of probability of default and loss given default models, which are based on loan grades for commercial loans and credit reports for consumer loans applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial (C&I) and property types in Commercial Real Estate (CRE) for commercial loans and loan types for consumer loans, consideration of historical credit loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential loan losses. The Corporation utilizes the Moody's Baseline economic forecast in the allowance model and applies that forecast over a reasonable and supportable period with reversion to historical losses. For additional detail on the reasonable and supportable period and reversion assumptions, see Note 7. The Company estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of the loans. Potential problem loans are generally defined by management to include loans rated as substandard by management. Assessing these numerous factors involves significant judgment. The provision for loan losses is predominantly a function of the result of the methodology and other qualitative and quantitative factors used to determine the allowance for loan losses.

Management individually analyzes loans that do not share similar risk characteristics to other loans in the portfolio. Management has determined that commercial loan relationships that have nonaccrual status or commercial and retail loans that have had their terms restructured in a TDR meet this definition. Probable TDRs are loans the Corporation has reviewed individually to determine whether there is a high likelihood that the loans will default and will require restructuring in the near future. Probable TDRs could be classified as Pass, Special Mention, Potential Problem or Nonaccrual within the Corporation's credit quality analysis depending on the specific circumstances surrounding the individual credits. Accrued interest receivable on loans is excluded from the estimate of credit losses.

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

A portion of the ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.

OREO

OREO is included in other assets on the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. OREO is recorded at the fair value of the underlying property collateral, less estimated selling costs. This fair value becomes the new cost basis for the foreclosed asset. The initial write-down, if any, will be recorded as a charge off against the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed as incurred. OREO also includes bank premises formerly but no longer used for banking, property originally acquired for future expansion but no longer intended to be used for that purpose, and property currently held for sale. Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred.

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

New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's ACL. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 was issued and provided entities alternatives for measurement of accrued interest receivable, clarified the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets. ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10. ASU 2020-02 was issued to further explain the measurement of current expected credit losses and the development, governance, and documentation of a systematic methodology.	1st Quarter 2020	The Corporation has adopted the Update using a modified retrospective approach. The Corporation has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework. At adoption, the Corporation utilized a single economic forecast over a 2-year reasonable and supportable forecast period. In the second year, the Corporation used straight-line reversion to historical losses. The Corporation recorded a $131 million adjustment to the ACL related to the adoption of this standard, which includes $61 thousand related to the held to maturity investment securities portfolio. The Corporation has elected to maintain pools accounted for under Subtopic 310-30 at adoption. The Corporation has elected to utilize the 2019 Capital Transition Relief for initial adoption, as well as the 2020 Capital Transition Relief as permitted under applicable regulations. The total impact at adoption equates to an approximately 29 bp net, after tax, reduction in the tangible common equity ratio. Results for the periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards.
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The FASB issued an amendment to add, modify, and remove disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement "Conceptual Framework for Financial Reporting," including the consideration of costs and benefits. The amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact with minor changes in presentation.
ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The FASB issued an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively.	1st Quarter 2020	There has been no material impact on results of operations, financial position, and liquidity. The Corporation performs its annual impairment testing in May.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2020-03 Codification Improvements to Financial Instruments	The FASB issued an amendment to further clarify that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32. The amendment also states that paragraphs 820-10-35-2A(g) and 820-10-35-18L are to include the phrase nonfinancial items accounted for as derivatives under Topic 815 to be consistent with the previous amendments to Section 820-10-35 that were made by ASU No. 2018-09, Codification Improvements. The amendment also clarifies that the disclosure requirements in Topic 320 apply to the disclosure requirements in Topic 942 for depository and lending institutions along with improving the understandability of the guidance relating to subtopic 470-50 and subtopic 820-10. Lastly, the amendment clarifies that the contractual term of a net investment in a lease determined in accordance with Topic 842 should be the contractual term used to measure expected credit losses under Topic 326 and that when an entity regains control of financial assets sold, an ACL should be recorded in accordance with Topic 326.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact.
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The FASB issued an amendment to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.	1st Quarter 2020	The Corporation has evaluated the impact of the Update and determined the expedients provided allow for simpler, more streamlined modifications to the financial instruments referencing LIBOR. A small population of loans have been modified under the new standard.

Future Accounting Pronouncements
The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are displayed in the table below:

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The FASB issued an amendment to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments also added requirements to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendment also clarifies the disclosure requirements in paragraph 715-20-50-3, which states that certain information for defined benefit pension plans should be disclosed. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendment is effective for fiscal years ending after December 15, 2020. Entities should apply the amendments in this Update on a retrospective basis to all periods presented. Early adoption is permitted.	1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.
ASU 2020-01 Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)

Clarifying the Interactions between Topic 321, Topic 323, and Topic 815	The FASB issued an amendment to clarify the interaction of the accounting for equity securities under Topic 321 and investments accounted for under the equity method of accounting in Topic 323 and the accounting for certain forward contracts and purchased options accounted for under Topic 815. The amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendments also clarify that for the purpose of applying paragraph 815-10-15-141(a) an entity should not consider whether, upon the settlement of the forward contract or exercise of the purchased option, individually or with existing investments, the underlying securities would be accounted for under the equity method in Topic 323 or the fair value option in accordance with the financial instruments guidance in Topic 825. An entity also would evaluate the remaining characteristics in paragraph 815-10-15-141 to determine the accounting for those forward contracts and purchased options.	1st Quarter 2021	The Corporation is currently evaluating the impact on its results of operations, financial position, and liquidity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, except per share data)	2020	2019	2020	2019
Net income	$45,214	$83,339	$239,769	$254,686
Preferred stock dividends	(5,207)	(3,801)	(13,152)	(11,402)
Net income available to common equity	$40,007	$79,539	$226,618	$243,285
Common shareholder dividends	(27,676)	(27,091)	(83,607)	(82,741)
Unvested share-based payment awards	(199)	(198)	(549)	(506)
Undistributed earnings	$12,133	$52,250	$142,462	$160,037
Undistributed earnings allocated to common shareholders	$12,045	$51,870	$141,426	$158,970
Undistributed earnings allocated to unvested share-based payment awards	87	380	1,036	1,067
Undistributed earnings	$12,133	$52,250	$142,462	$160,037
Basic
Distributed earnings to common shareholders	$27,676	$27,091	$83,607	$82,741
Undistributed earnings allocated to common shareholders	12,045	51,870	141,426	158,970
Total common shareholders earnings, basic	$39,721	$78,961	$225,032	$241,711
Diluted
Distributed earnings to common shareholders	$27,676	$27,091	$83,607	$82,741
Undistributed earnings allocated to common shareholders	12,045	51,870	141,426	158,970
Total common shareholders earnings, diluted	$39,721	$78,961	$225,032	$241,711
Weighted average common shares outstanding	152,440	159,126	153,175	161,727
Effect of dilutive common stock awards	754	1,256	739	1,334
Diluted weighted average common shares outstanding	153,194	160,382	153,914	163,061
Basic earnings per common share	$0.26	$0.50	$1.47	$1.49
Diluted earnings per common share	$0.26	$0.49	$1.46	$1.48
Non-dilutive common stock options of approximately 8 million and 3 million for the three months ended September 30, 2020 and 2019, respectively, and 7 million and 3 million for the nine months ended September 30, 2020 and 2019, respectively, were excluded from the earnings per common share calculation.
Note 5 Stock-Based Compensation
The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model, while the fair value of restricted stock awards is their fair market value on the date of grant. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2017 Incentive Compensation Plan and the 2020 Incentive Compensation Plan, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
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

The following assumptions were used in estimating the fair value for options granted in the first nine months of 2020 and full year 2019:

	2020	2019
Dividend yield	3.50%	3.30%
Risk-free interest rate	1.60%	2.60%
Weighted average expected volatility	21.00%	24.00%
Weighted average expected life	5.75 years	5.75 years
Weighted average per share fair value of options	$2.39	$4.00
A summary of the Corporation’s stock option activity for the nine months ended September 30, 2020 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2019	5,543	$20.13	6.25 years	$16,043
Granted	1,697	18.43
Exercised	(117)	13.89
Forfeited or expired	(306)	21.48
Outstanding at September 30, 2020	6,817	$19.75	6.47 years	$18
Options Exercisable at September 30, 2020	4,203	$19.21	5.07 years	$18
(a) In thousands

Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2020, the intrinsic value of stock options exercised was less than $1 million compared to $3 million for the nine months ended September 30, 2019. The total fair value of stock options vested was $4 million for both the nine months ended September 30, 2020 and 2019.
The Corporation recognized compensation expense for the vesting of stock options of $3 million for the nine months ended September 30, 2020, compared to $4 million for the nine months ended September 30, 2019. Included in compensation expense for 2020 was approximately $2 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2020, the Corporation had approximately $4 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
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

The following table summarizes information about the Corporation’s restricted stock awards activity for the nine months ended September 30, 2020:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,393	$22.39
Granted	1,043	18.21
Vested	(905)	22.64
Forfeited	(146)	20.65
Outstanding at September 30, 2020	2,385	$20.56
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2019 and 2020 will vest ratably over a period of three years. Service-based restricted stock awards granted during 2019 and 2020 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $15 million was recorded for the nine months ended September 30, 2020 and $18 million was recorded for the nine months ended September 30, 2019. Included in compensation expense for the first nine months of 2020 was approximately $6 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $18 million of unrecognized compensation costs related to restricted stock awards at September 30, 2020 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.

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

The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock in the market, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares, if any, will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities. On March 13, 2020, the Corporation suspended its share repurchase program and expects the program to remain suspended for the remainder of 2020.

Note 6 Investment Securities
Investment securities are classified as available for sale, held to maturity, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of securities available for sale and held to maturity at September 30, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
U. S. Treasury securities	$26,541	$108	$—	$26,650
Agency securities	24,983	50	—	25,033
Obligations of state and political subdivisions (municipal securities)	450,174	24,521	—	474,695
Residential mortgage-related securities
FNMA / FHLMC	1,267,003	9,554	(94)	1,276,463
GNMA	399,490	7,823	—	407,313
Commercial mortgage-related securities
FNMA / FHLMC	19,724	2,153	—	21,877
GNMA	670,573	17,805	—	688,378
Asset backed securities
FFELP	332,398	—	(6,556)	325,843
SBA	9,159	—	(48)	9,111
Other debt securities	3,000	—	(3)	2,997
Total investment securities available for sale	$3,203,046	$62,015	$(6,701)	$3,258,360
Investment securities held to maturity
U. S. Treasury securities	$999	$31	$—	$1,030
Obligations of state and political subdivisions (municipal securities)	1,444,325	115,343	(368)	1,559,300
Residential mortgage-related securities
FNMA / FHLMC	63,142	3,147	—	66,289
GNMA	159,455	5,217	—	164,672
Commercial mortgage-related securities
FNMA/FHLMC	11,220	—	—	11,220
GNMA	311,798	10,142	—	321,941
Total investment securities held to maturity	$1,990,940	$133,880	$(368)	$2,124,452

The amortized cost and fair values of securities available for sale and held to maturity at December 31, 2019 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities available for sale
Obligations of state and political subdivisions (municipal securities)	$529,908	$16,269	$(18)	$546,160
Residential mortgage-related securities
FNMA / FHLMC	131,158	1,562	(59)	132,660
GNMA	982,941	3,887	(1,689)	985,139
Commercial mortgage-related securities
FNMA / FHLMC	19,929	1,799	—	21,728
GNMA	1,314,836	7,403	(12,032)	1,310,207
FFELP asset backed securities	270,178	—	(6,485)	263,693
Other debt securities	3,000	—	—	3,000
Total investment securities available for sale	$3,251,950	$30,920	$(20,284)	$3,262,586
Investment securities held to maturity
U. S. Treasury securities	$999	$19	$—	$1,018
Obligations of state and political subdivisions (municipal securities)	1,418,569	69,775	(1,118)	1,487,227
Residential mortgage-related securities
FNMA / FHLMC	81,676	1,759	(15)	83,420
GNMA	269,523	1,882	(1,108)	270,296
GNMA commercial mortgage-related securities	434,317	6,308	(6,122)	434,503
Total investment securities held to maturity	$2,205,083	$79,744	$(8,363)	$2,276,465
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities available for sale and held to maturity at September 30, 2020 are shown below:

	Available for Sale		Held to Maturity
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$8,343	$8,350	$28,957	$29,140
Due after one year through five years	82,198	82,964	63,630	65,751
Due after five years through ten years	344,172	362,247	161,769	170,223
Due after ten years	69,987	75,815	1,190,968	1,295,217
Total debt securities	504,699	529,375	1,445,325	1,560,331
Residential mortgage-related securities
FNMA / FHLMC	1,267,003	1,276,463	63,142	66,289
GNMA	399,490	407,313	159,455	164,672
Commercial mortgage-related securities
FNMA / FHLMC	19,724	21,877	11,220	11,220
GNMA	670,573	688,378	311,798	321,941
Asset backed securities
FFELP	332,398	325,843	—	—
SBA	9,159	9,111	—	—
Total investment securities	$3,203,046	$3,258,360	$1,990,940	$2,124,452
Ratio of fair value to amortized cost		101.7%		106.7%

On a quarterly basis, the Corporation refreshes the credit quality of each held to maturity security. The following table summarizes the credit quality indicators of held to maturity securities at amortized cost at September 30, 2020:

($ in Thousands)	AAA	AA	A	Total
U. S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	567,468	860,465	16,393	1,444,325
Residential mortgage-related securities
FNMA/FHLMC	63,142	—	—	63,142
GNMA	159,455	—	—	159,455
Commercial mortgage-related securities
FNMA/FHLMC	11,220	—	—	11,220
GNMA	311,798	—	—	311,798
Total held to maturity securities	$1,114,082	$860,465	$16,393	$1,990,940
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale of investment securities for the three and nine months ended September 30, 2020 and 2019 are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Gross gains on available for sale securities	$7	$4,013	$9,312	$6,347
Gross gains on held to maturity securities	—	—	—	—
Total gains	7	4,013	9,312	6,347
Gross (losses) on available for sale securities	—	(225)	(90)	(13,861)
Gross (losses) on held to maturity securities	—	—	—	—
Total (losses)	—	(225)	(90)	(13,861)
Write-up of equity securities without readily determinable fair values	—	—	—	13,444
Investment securities gains (losses), net	$7	$3,788	$9,222	$5,931
Proceeds from sales of investment securities	$8	$433,222	$626,283	$1,367,450
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
During the first nine months of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from held to maturity to available for sale, as permitted by the adoption of ASU 2019-04. The Corporation sold $1.2 billion of taxable floating rate ABS and shorter duration MBS, and CMO Agency securities, with the proceeds utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a stable to declining rate environment. The Corporation also donated 42,039 shares of Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, and the subsequent sale of those shares by the Trust resulted in an observable market price. As a result, the Corporation wrote up its remaining 77,000 Visa Class B restricted shares to fair value. Based on the existing transfer restriction and the uncertainty of covered litigation, the shares were previously carried at a zero cost basis.
Investment securities with a carrying value of approximately $1.8 billion and $2.6 billion at September 30, 2020 and December 31, 2019, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
Accrued interest receivable on held to maturity securities totaled $13 million and $16 million at September 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on available for sale securities totaled $9 million and $10 million at September 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on both held to maturity and available for sale securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at September 30, 2020 or December 31, 2019.
A security is considered past due once it is 30 days past due under the terms of the agreement. At September 30, 2020, the Corporation had no past due held to maturity securities.

The allowance for credit losses on held to maturity securities was approximately $70,000 at September 30, 2020, attributable entirely to the Corporation's municipal securities, included in investment securities held to maturity, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury and residential mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of investment securities available for sale and held to maturity, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2020:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities available for sale
Residential mortgage-related securities
FNMA / FHLMC	5	$(94)	$77,157	—	$—	$—	$(94)	$77,157
GNMA	1	—	424	—	—	—	—	424
Asset backed securities
FFELP	5	(837)	93,134	20	(5,719)	232,709	(6,556)	325,843
SBA	15	(48)	8,953	—	—	—	(48)	8,953
Other debt securities	3	(3)	2,997	—	—	—	(3)	2,997
Total	29	$(982)	$182,665	20	$(5,719)	$232,709	$(6,701)	$415,374
Investment securities held to maturity
Obligations of state and political subdivisions (municipal securities)	10	$(368)	$25,895	—	$—	$—	$(368)	$25,895
Total	10	$(368)	$25,895	—	$—	$—	$(368)	$25,895
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
Based on the Corporation’s evaluation, management does not believe any available for sale securities in an unrealized loss position at September 30, 2020 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The fair value of municipal securities, which pertains to various state and local political subdivisions and school districts, has increased due to the decrease in overall interest rates, resulting in lower unrealized losses at September 30, 2020. The U.S. Treasury 3 year and 5 year rates decreased by 146 bp and 141 bp, respectively, from December 31, 2019. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At September 30, 2020 and December 31, 2019, the Corporation had FHLB stock of $82 million and $149 million, respectively. The Corporation had Federal Reserve Bank stock of $87 million and $78 million at September 30, 2020 and December 31, 2019, respectively. Accrued interest receivable on FHLB stock totaled $1 million and $2 million at September 30, 2020 and December 31, 2019. There was approximately $149,000 of accrued interest receivable on Federal Reserve Bank stock at September 30, 2020 and none at December 31, 2019. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both September 30, 2020 and December 31, 2019, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation also acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $13 million at both September 30, 2020 and December 31, 2019.
Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	September 30, 2020	December 31, 2019
PPP	$1,022,217	$—
Commercial and industrial	7,933,404	7,354,594
Commercial real estate — owner occupied	904,997	911,265
Commercial and business lending	9,860,618	8,265,858
Commercial real estate — investor	4,320,926	3,794,517
Real estate construction	1,859,609	1,420,900
Commercial real estate lending	6,180,536	5,215,417
Total commercial	16,041,154	13,481,275
Residential mortgage	7,885,523	8,136,980
Home equity	761,593	852,025
Other consumer	315,483	351,159
Total consumer	8,962,599	9,340,164
Total loans	$25,003,753	$22,821,440

Accrued interest receivable on loans totaled $67 million at September 30, 2020, and $63 million at December 31, 2019 and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled $1 million and $2 million for the three and nine months ended September 30, 2020, respectively.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at September 30, 2020:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2020	2019	2018	2017	2016	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$995,646	$—	$—	$—	$—	$—	$995,646
Special Mention	—	—	7,409	—	—	—	—	—	7,409
Potential Problem	—	—	19,161	—	—	—	—	—	19,161
PPP	$—	$—	$1,022,217	$—	$—	$—	$—	$—	$1,022,217
Commercial and industrial:
Risk rating:
Pass	$4,904	$2,031,744	$1,102,032	$1,581,019	$1,430,036	$545,931	$326,862	$518,950	$7,536,572
Special Mention	—	9,424	13,594	61,594	48,357	22	13,783	—	146,774
Potential Problem(c)	3,089	10,580	21,483	18,101	81,580	2,369	8,031	2,015	144,159
Nonaccrual(d)	568	200	1,571	6,761	15,728	44,933	29,193	7,513	105,899
Commercial and industrial	$8,562	$2,051,948	$1,138,680	$1,667,475	$1,575,701	$593,255	$377,868	$528,478	$7,933,404
Commercial real estate - owner occupied:
Risk rating:
Pass	$1,150	$18,912	$120,161	$236,928	$137,669	$106,305	$155,023	$90,750	$865,748
Special Mention	—	—	2,420	2,410	1,106	556	2,671	5,236	14,398
Potential Problem	—	2,593	678	7,804	1,354	1,135	5,127	4,117	22,808
Nonaccrual	—	—	168	—	371	326	—	1,177	2,043
Commercial real estate - owner occupied	$1,150	$21,505	$123,426	$247,142	$140,499	$108,323	$162,821	$101,280	$904,997
Commercial and business lending:
Risk rating:
Pass	$6,054	$2,050,656	$2,217,839	$1,817,947	$1,567,704	$652,236	$481,885	$609,700	$9,397,966
Special Mention	—	9,424	23,423	64,004	49,462	578	16,454	5,236	168,582
Potential Problem(c)	3,089	13,173	41,323	25,905	82,934	3,504	13,158	6,132	186,129
Nonaccrual(d)	568	200	1,739	6,761	16,099	45,259	29,193	8,690	107,941
Commercial and business lending	$9,712	$2,073,453	$2,284,323	$1,914,617	$1,716,200	$701,578	$540,690	$629,759	$9,860,618
Commercial real estate - investor:
Risk rating:
Pass	$84	$189,623	$1,082,792	$1,030,772	$781,592	$321,341	$350,582	$245,290	$4,001,992
Special Mention	—	—	57,701	53,145	12,408	13,439	29,818	1,506	168,018
Potential Problem	—	854	16,032	18,026	11,424	14,733	265	39,124	100,459
Nonaccrual	19,964	—	1,018	48,691	446	—	—	304	50,458
Commercial real estate - investor	$20,049	$190,477	$1,157,543	$1,150,634	$805,870	$349,513	$380,665	$286,224	$4,320,926
Real estate construction:
Risk rating:
Pass	$1,151	$45,347	$545,859	$772,861	$376,567	$69,025	$2,588	$19,928	$1,832,176
Special Mention	—	—	411	—	24,437	—	—	16	24,863
Potential Problem	—	—	127	—	355	1,557	95	45	2,178
Nonaccrual	—	—	12	—	—	—	—	380	392
Real estate construction	$1,151	$45,347	$546,409	$772,861	$401,358	$70,582	$2,683	$20,369	$1,859,609
Commercial real estate lending:
Risk rating:
Pass	$1,236	$234,970	$1,628,651	$1,803,633	$1,158,158	$390,366	$353,170	$265,219	$5,834,167
Special Mention	—	—	58,112	53,145	36,845	13,439	29,818	1,522	192,881
Potential Problem	—	854	16,159	18,026	11,779	16,289	360	39,169	102,637
Nonaccrual	19,964	—	1,030	48,691	446	—	—	684	50,850
Commercial real estate lending	$21,200	$235,823	$1,703,952	$1,923,495	$1,207,229	$420,095	$383,348	$306,593	$6,180,536

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2020	2019	2018	2017	2016	Prior	Total
Total commercial:
Risk rating:
Pass	$7,290	$2,285,626	$3,846,490	$3,621,580	$2,725,863	$1,042,603	$835,055	$874,918	$15,232,134
Special Mention	—	9,424	81,534	117,150	86,307	14,017	46,272	6,758	361,463
Potential Problem	3,089	14,027	57,482	43,931	94,713	19,793	13,518	45,301	288,766
Nonaccrual	20,533	200	2,769	55,451	16,546	45,259	29,193	9,374	158,792
Total commercial	$30,912	$2,309,277	$3,988,275	$3,838,112	$2,923,428	$1,121,672	$924,038	$936,352	$16,041,154
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,585,703	$1,608,973	$685,384	$1,119,248	$1,025,378	$1,794,997	$7,819,683
Special Mention	—	—	684	—	37	—	—	392	1,113
Potential Problem	—	—	695	663	137	—	206	694	2,396
Nonaccrual	—	—	2,292	3,282	5,624	8,243	10,334	32,557	62,331
Residential mortgage	$—	$—	$1,589,374	$1,612,918	$691,182	$1,127,490	$1,035,918	$1,828,640	$7,885,523
Home equity:
Risk rating:
Pass	$10,470	$610,660	$2,041	$14,679	$18,022	$13,415	$6,700	$83,761	$749,277
Special Mention	107	39	—	—	—	—	—	369	408
Potential Problem	—	1,632	—	—	—	—	—	—	1,632
Nonaccrual	972	606	421	361	523	353	230	7,782	10,277
Home equity	$11,549	$612,936	$2,462	$15,040	$18,545	$13,768	$6,930	$91,912	$761,593
Other consumer:
Risk rating:
Pass	$27	$164,453	$7,298	$11,505	$4,438	$2,259	$1,475	$123,487	$314,916
Special Mention	5	369	—	—	—	—	3	5	377
Nonaccrual	2	23	1	63	5	6	74	19	190
Other consumer	$34	$164,845	$7,298	$11,568	$4,443	$2,265	$1,551	$123,511	$315,483
Total consumer:
Risk rating:
Pass	$10,497	$775,112	$1,595,042	$1,635,157	$707,843	$1,134,922	$1,033,553	$2,002,246	$8,883,875
Special Mention	112	408	684	—	37	—	3	766	1,898
Potential Problem	—	1,632	695	663	137	—	206	694	4,028
Nonaccrual	974	629	2,713	3,706	6,153	8,602	10,638	40,357	72,798
Total consumer	$11,583	$777,781	$1,599,134	$1,639,527	$714,171	$1,143,524	$1,044,399	$2,044,063	$8,962,599
Total loans:
Risk rating:
Pass	$17,787	$3,060,738	$5,441,532	$5,256,737	$3,433,706	$2,177,524	$1,868,608	$2,877,164	$24,116,009
Special Mention	112	9,832	82,219	117,150	86,344	14,017	46,275	7,524	363,361
Potential Problem	3,089	15,659	58,177	44,595	94,850	19,793	13,724	45,996	292,794
Nonaccrual	21,507	829	5,482	59,157	22,698	53,861	39,830	49,731	231,590
Total loans	$42,495	$3,087,058	$5,587,409	$5,477,639	$3,637,599	$2,265,196	$1,968,437	$2,980,415	$25,003,753

(a) Revolving loans converted to term loans are also reported in their year of origination
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Includes $60 million of oil and gas related loans
(d) Includes $8 million of oil and gas related loans

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
For commercial loans, management has determined the pass credit quality indicator to include credits exhibiting acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits performing in accordance with the original contractual terms. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a TDR, meet the criteria to be individually evaluated. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass and performing rated credits are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at September 30, 2020:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Nonaccrual(b)(c)	Total
PPP	$1,022,217	$—	$—	$—	$—	$1,022,217
Commercial and industrial	7,826,445	115	183	763	105,899	7,933,404
Commercial real estate - owner occupied	902,085	870	—	—	2,043	904,997
Commercial and business lending	9,750,747	984	183	763	107,941	9,860,618
Commercial real estate - investor	4,270,059	409	—	—	50,458	4,320,926
Real estate construction	1,859,106	95	16	—	392	1,859,609
Commercial real estate lending	6,129,165	504	16	—	50,850	6,180,536
Total commercial	15,879,912	1,488	199	763	158,792	16,041,154
Residential mortgage	7,816,986	5,793	392	22	62,331	7,885,523
Home equity	745,563	5,201	408	145	10,277	761,593
Other consumer	313,017	949	402	925	190	315,483
Total consumer	8,875,566	11,943	1,201	1,091	72,798	8,962,599
Total loans	$24,755,478	$13,431	$1,400	$1,854	$231,590	$25,003,753
(a) Any deferred loans related to COVID-19 are considered current in accordance with Section 4013 of the CARES Act.
(b) Of the total nonaccrual loans, $186 million, or 80%, were current with respect to payment at September 30, 2020.
(c) No interest income was recognized on nonaccrual loans for both the three and nine months ended September 30, 2020. In addition, there were $40 million of nonaccrual loans for which there was no related ACLL at September 30, 2020.

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

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	September 30, 2020		December 31, 2019
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$16,002	$7,827	$16,678	$7,376
Commercial real estate — owner occupied	1,389	168	1,676	—
Commercial real estate — investor	635	—	293	—
Real estate construction	382	98	298	179
Residential mortgage	5,378	14,535	3,955	13,035
Home equity	1,889	1,216	1,896	1,904
Other consumer	1,218	—	1,246	1
Total restructured loans(b)	$26,891	$23,844	$26,041	$22,494
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to COVID-19 in accordance with Section 4013 of the CARES Act.

The Corporation had a recorded investment of $9 million in loans modified in a TDR during the nine months ended September 30, 2020, of which $3 million were in accrual status and $6 million were in nonaccrual pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of COVID-19 are not categorized as TDRs in accordance with regulatory guidance. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	3	$1,250	$1,324	1	$185	$185
Commercial real estate — owner occupied	2	453	751	—	—	—
Commercial real estate — investor	1	530	530	—	—	—
Real estate construction	1	102	102	—	—	—
Residential mortgage	32	5,789	5,870	47	6,785	6,863
Home equity	18	676	702	18	520	520
Other consumer	—	—	—	1	9	9
Total loans modified	57	$8,800	$9,280	67	$7,500	$7,577
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.

Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the nine months ended September 30, 2020, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the nine months ended September 30, 2020.

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2020 and 2019 and the recorded investment in these restructured loans as of September 30, 2020 and 2019:

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate — investor	—	$—	1	$461
Residential mortgage	5	1,036	27	4,528
Home equity	4	208	19	538
Total loans modified	9	$1,244	47	$5,526

All loans modified in a TDR are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At adoption of ASU 2016-13 on January 1, 2020, the Corporation had $114 million in loans meeting this classification compared to $73 million at September 30, 2020. Of the loans classified as probable TDRs at September 30, 2020, all of them are within the oil and gas portfolio.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized the Moody's baseline forecast, updated during September 2020, in the allowance model. The forecast is applied over a 1 year reasonable and supportable period with immediate reversion to historical losses. The Corporation changed the reversion assumptions during the first quarter of 2020 from straight-line over 1 year to immediate reversion due to the uncertainty within the economic forecasts due to COVID-19. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the nine months ended September 30, 2020:

($ in Thousands)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Gross up of allowance for PCD loans at acquisition	Provision recorded at acquisition	Provision for loan losses	Sept. 30, 2020	ACLL / Loans
Allowance for loan losses
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$968	$968
Commercial and industrial	91,133	52,919	144,052	(70,011)	5,210	(64,802)	293	408	87,840	167,793
Commercial real estate — owner occupied	10,284	(1,851)	8,433	(419)	4	(415)	890	255	2,027	11,190
Commercial and business lending	101,417	51,068	152,485	(70,430)	5,213	(65,216)	1,183	663	90,836	179,951
Commercial real estate — investor	40,514	2,041	42,555	(4,224)	643	(3,581)	753	472	50,004	90,201
Real estate construction	24,915	7,467	32,382	(42)	30	(12)	435	492	3,823	37,119
Commercial real estate lending	65,429	9,508	74,937	(4,266)	673	(3,593)	1,188	964	53,827	127,321
Total commercial	166,846	60,576	227,422	(74,696)	5,887	(68,810)	2,371	1,627	144,662	307,272
Residential mortgage	16,960	33,215	50,175	(1,615)	409	(1,206)	651	403	(6,382)	43,640
Home equity	10,926	11,649	22,575	(1,551)	1,476	(76)	422	374	(3,935)	19,361
Other consumer	6,639	7,016	13,655	(3,875)	845	(3,030)	61	140	3,612	14,438
Total consumer	34,525	51,880	86,405	(7,042)	2,730	(4,311)	1,134	917	(6,705)	77,440
Total loans	$201,371	$112,457	$313,828	$(81,738)	$8,617	$(73,121)	$3,504	$2,543	$137,957	$384,711
Allowance for unfunded commitments
Commercial and industrial	12,276	(3,998)	8,278	—	—	—	—	61	12,851	21,190
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	434	564
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	13,285	21,754
Commercial real estate — investor	530	246	776	—	—	—	—	2	(58)	719
Real estate construction	7,532	18,347	25,879		—	—	—	45	2,703	28,626
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	2,644	29,345
Total commercial	20,465	14,595	35,060	—	—	—	—	112	15,929	51,100
Home equity	1,038	2,591	3,629	—	—	—	—	66	(106)	3,588
Other consumer	405	1,504	1,909	—	—	—	—	—	676	2,585
Total consumer	1,443	4,095	5,538	—	—	—	—	66	571	6,176
Total loans	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$16,500	$57,276
Allowance for credit losses on loans
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$968	$968	0.09%
Commercial and industrial	103,409	48,921	152,330	(70,011)	5,210	(64,802)	293	469	100,691	188,983	2.38%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	(419)	4	(415)	890	259	2,461	11,755	1.30%
Commercial and business lending	113,820	47,070	160,890	(70,430)	5,213	(65,216)	1,183	728	104,120	201,706	2.05%
Commercial real estate — investor	41,044	2,287	43,331	(4,224)	643	(3,581)	753	474	49,945	90,921	2.10%
Real estate construction	32,447	25,814	58,261	(42)	30	(12)	435	537	6,525	65,745	3.54%
Commercial real estate lending	73,490	28,101	101,591	(4,266)	673	(3,593)	1,188	1,011	56,471	156,667	2.53%
Total commercial	187,311	75,171	262,482	(74,696)	5,887	(68,810)	2,371	1,739	160,591	358,372	2.23%
Residential mortgage	16,960	33,215	50,175	(1,615)	409	(1,206)	651	403	(6,380)	43,643	0.55%
Home equity	11,964	14,240	26,204	(1,551)	1,476	(76)	422	440	(4,041)	22,949	3.01%
Other consumer	7,044	8,520	15,564	(3,875)	845	(3,030)	61	140	4,287	17,023	5.40%
Total consumer	35,968	55,975	91,943	(7,042)	2,730	(4,311)	1,134	983	(6,134)	83,616	0.93%
Total loans	$223,278	$131,147	$354,425	$(81,738)	$8,617	$(73,121)	$3,504	$2,722	$154,457	$441,988	1.77%

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
The Corporation conducted its most recent annual impairment testing in May 2020, utilizing a quantitative assessment of goodwill impairment which included determining the estimated fair value of each reporting unit, utilizing an equally weighted combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit’s carrying amount (including goodwill). An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. Based on the quantitative assessment, management concluded that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, based on the step one quantitative analysis, no impairment was required. There have been no events since the May 2020 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2019 or the first nine months of 2020.
Each of the valuation techniques employed by the Company requires significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rates for cash flows, asset quality metrics, control premiums, and price-to-forward earnings multiples. Changes to any one of these assumptions could result in significantly different results. A sustained decline in the Company’s expected future cash flows or estimated growth rates, or a prolonged decline in the price of the Company’s common stock due to further deterioration in the economic environment, may necessitate additional interim testing, which could result in an impairment charge to goodwill in future reporting periods.
At September 30, 2020 and December 31, 2019, the Corporation had goodwill of $1.1 billion and $1.2 billion, respectively. There was an increase of $13 million relating to the First Staunton acquisition, and an $82 million reduction related to the disposition of ABRC.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs, other intangibles, and MSRs. Other intangibles decreased $19 million from December 31, 2019, primarily driven by a $17 million decrease due to the disposition of ABRC. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Core deposit intangibles
Gross carrying amount at the beginning of the year	$80,730	$58,100
Additions during the period	7,379	22,630
Accumulated amortization	(19,003)	(12,456)
Net book value	$69,107	$68,274
Amortization during the year	$6,547	$7,130
Other intangibles
Gross carrying amount at the beginning of the year	$38,970	$44,887
Additions during the period	200	—
Reductions due to sale	(17,435)	(217)
Accumulated amortization	(20,335)	(24,643)
Net book value	$1,400	$20,027
Amortization during the year	$1,393	$2,818
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSRs are amortized in proportion to and over the period of estimated net servicing income and assessed for impairment at each reporting date.

The Corporation evaluates its MSRs asset for impairment at minimum on a quarterly basis. Impairment is assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the MSRs asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSRs asset generally increases, requiring less valuation reserve. A valuation allowance is established, through a charge to earnings, to the extent the amortized cost of the MSRs exceeds the estimated fair value by stratification. During the first nine months of 2020, the Corporation recognized temporary impairment of $18 million driven by decreasing interest rates. If it is later determined that all or a portion of the temporary impairment no longer exists for a stratification, the valuation is reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability is considered remote when considering interest rates and loan pay off activity) is recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance is available) and then against earnings. A direct write-down permanently reduces the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the MSRs asset.
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$67,607	$68,433
Additions from acquisition	1,357	—
Additions	11,495	11,606
Amortization	(16,416)	(12,432)
Mortgage servicing rights at end of period	$64,043	$67,607
Valuation allowance at beginning of period	$(302)	$(239)
(Additions) recoveries, net	(18,481)	(63)
Valuation allowance at end of period	$(18,782)	$(302)
Mortgage servicing rights, net	$45,261	$67,306
Fair value of mortgage servicing rights	$45,303	$72,532
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$8,218,839	$8,488,969
Mortgage servicing rights, net to servicing portfolio	0.55%	0.79%
Mortgage servicing rights expense(a)	$34,897	$12,494
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2020. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
Three Months Ending December 31, 2020	$2,203	$50	$4,245
2021	8,811	200	15,333
2022	8,811	200	10,935
2023	8,811	200	8,030
2024	8,811	200	6,095
2025	8,811	200	4,764
Beyond 2025	22,849	350	14,640
Total Estimated Amortization Expense	$69,107	$1,400	$64,043

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

($ in Thousands)	September 30, 2020	December 31, 2019
Short-Term Funding
Federal funds purchased	$7,575	$362,000
Securities sold under agreements to repurchase	147,754	71,097
Federal funds purchased and securities sold under agreements to repurchase	155,329	433,097
Commercial paper	50,987	32,016
Total short-term funding	$206,316	$465,113
Long-Term Funding
Bank senior notes, at par, due 2021	$300,000	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
PPPLF	1,022,217	—
Finance leases	1,165	2,209
Capitalized costs	(1,964)	(2,866)
Total long-term funding	1,571,418	549,343
Total short and long-term funding, excluding FHLB advances	$1,777,735	$1,014,456
FHLB Advances
Short-term FHLB advances	$—	$520,000
Long-term FHLB advances	1,706,763	2,660,967
Total FHLB advances	$1,706,763	$3,180,967

Total short and long-term funding	$3,484,498	$4,195,422
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of September 30, 2020, the Corporation pledged agency mortgage-related securities with a fair value of $246 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2020
Repurchase agreements
Agency mortgage-related securities	$147,754	$—	$—	$—	$147,754
Total	$147,754	$—	$—	$—	$147,754
December 31, 2019
Repurchase agreements
Agency mortgage-related securities	$71,097	$—	$—	$—	$71,097
Total	$71,097	$—	$—	$—	$71,097

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
Paycheck Protection Program Liquidity Facility
In connection with the funding of PPP loans, the Corporation has utilized the PPPLF. These borrowings from the Federal Reserve Bank match the term of the underlying loan, which has been pledged to secure the borrowings, with original terms of two or five years. The rate of this funding is 0.35%. The Corporation began submitting PPP forgiveness applications to the SBA on behalf of our customers on September 14, 2020. Forgiveness payments from the SBA began to be received early in the fourth quarter. The Corporation believes we will receive a modest amount of forgiveness payments yet in 2020, with the majority to be received in 2021, therefore the expected maturity is less than the contractual terms of two or five years.
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
FHLB Advances
At September 30, 2020, the Corporation had $1.7 billion of FHLB advances, down $1.5 billion, or 46%, from December 31, 2019. This is primarily due to the Corporation's prepayment of $950 million in long-term FHLB advances in the third quarter of 2020. As a result, the Corporation incurred a $45 million loss on the prepayment. In addition, short-term FHLB advances decreased $520 million from December 31, 2019.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $75 million of investment securities as collateral at September 30, 2020, and pledged $57 million of investment securities as collateral at December 31, 2019. At September 30, 2020, the Corporation posted $30 million of cash collateral compared to $14 million at December 31, 2019.
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
The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments as of September 30, 2020 and December 31, 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2020 and December 31, 2019. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	September 30, 2020				December 31, 2019
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,731,752	$225,912	$3,731,752	$28,960	$3,029,877	$77,024	$3,029,877	$13,073
Foreign currency exchange forwards	431,862	4,710	422,645	4,563	272,636	4,226	264,653	4,048
Commodity contracts	132,055	25,935	127,597	24,476	255,089	20,528	255,165	19,624
Mortgage banking(a)(b)	171,871	7,888	264,000	—	255,291	2,527	263,000	710
Gross derivatives before netting		$264,445		$57,999		$104,305		$37,455
Less: Legally enforceable master netting agreements		2,524		2,524		10,410		10,410
Less: Cash collateral pledged/received		24,837		28,363		1,408		11,365
Total derivative instruments, after netting		$237,084		$27,112		$92,487		$15,680
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.
(b) Includes $108 thousand forward commitment fair value.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At September 30, 2020, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $674 million and is included in loans and investment securities, available for sale, at fair value on the consolidated balance sheets. This amount includes $4 million of hedging adjustments on the discontinued hedging relationships.

The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(481)	$—	$(59)	$—	$(1,345)	$(262)	$160	$—
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(481)	—	452	—	(1,345)	(262)	6,674	—
Derivatives designated as hedging instruments(a)	—	—	(511)	—	—	—	(6,514)	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)		2020	2019	2020	2019
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$507	$(619)	$(2,648)	$(2,309)
Foreign currency exchange forwards	Capital markets, net	49	72	(31)	284
Commodity contracts	Capital markets, net	(86)	208	555	(2,037)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(4,948)	(2,851)	5,361	(191)
Forward commitments (mortgage)	Mortgage banking, net	1,293	1,313	710	1,482

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
The following table presents the interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Investment Securities Received
($ in Thousands)		Derivative Assets Offset	Cash Collateral Received			Net amount
Derivative assets
September 30, 2020	$27,408	$(2,524)	$(24,837)	$47	$—	$47
December 31, 2019	11,864	(10,410)	(1,408)	45	—	45

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Investment Securities Pledged
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Pledged			Net amount
Derivative liabilities
September 30, 2020	$31,164	$(2,524)	$(28,363)	$277	$—	$277
December 31, 2019	22,189	(10,410)	(11,365)	413	—	413

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	September 30, 2020	December 31, 2019
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$9,582,235	$9,024,412
Commercial letters of credit(a)	6,977	7,081
Standby letters of credit(c)	252,292	277,969
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at September 30, 2020 or December 31, 2019.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $2 million and $3 million for September 30, 2020 and December 31, 2019, respectively, as an estimate of the fair value of these financial instruments.

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

($ in Thousands)	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Allowance for Unfunded Commitments
Balance at beginning of period	$21,907	$24,336
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A
Balance at beginning of period, adjusted	40,597	24,336
Provision for unfunded commitments	16,500	(2,500)
Amount recorded at acquisition	179	70
Balance at end of period	$57,276	$21,907
The increase is a result of the Day 1 modified retrospective adjustment of $19 million for the adoption of ASU 2016-13. In addition, during the year, there was a $17 million increase to the allowance for unfunded commitments driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology. See Note 3 and Note 7 of the notes to consolidated financial statements for additional information on the adoption of ASU 2016-13 and the allowance for unfunded commitments.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at September 30, 2020 was $285 million, compared to $248 million at December 31, 2019, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $18 million and $14 million for the nine months ended September 30, 2020 and 2019, respectively, and $6 million and $4 million for the three months ended September 30, 2020 and 2019, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $274 million at September 30, 2020 and $234 million at December 31, 2019.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $147 million and $123 million at September 30, 2020 and December 31, 2019, respectively.

For the nine months ended September 30, 2020 and the year ended December 31, 2019, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investments in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $28 million and $26 million at September 30, 2020 and December 31, 2019, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of $7 million and $2 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. There were no loss reimbursement and settlement claims paid for the nine months ended September 30, 2020 and such claims were negligible for the year ended December 31, 2019. Make whole requests during 2019 and the first nine months of 2020 generally arose from loans sold during the period of January 1, 2012 to December 31, 2019. Since January 1, 2012, loans sold totaled $14.0 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2020, approximately $7.2 billion of these sold loans remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $2 million as of September 30, 2020 and approximately $795,000 as of December 31, 2019.

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2020 and December 31, 2019, there were approximately $47 million and $39 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2020 and December 31, 2019, there were $36 million and $45 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	September 30, 2020	December 31, 2019
Assets
Investment securities available for sale
U.S. Treasury securities	Level 1	$26,650	$—
Agency securities	Level 2	25,033	—
Obligations of state and political subdivisions (municipal securities)	Level 2	474,695	546,160
Residential mortgage-related securities
FNMA / FHLMC	Level 2	1,276,463	132,660
GNMA	Level 2	407,313	985,139
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	21,877	21,728
GNMA	Level 2	688,378	1,310,207
Asset backed securities
FFELP	Level 2	325,843	263,693
SBA	Level 2	9,111	—
Other debt securities	Level 2	2,997	3,000
Total investment securities available for sale	Level 1	$26,650	$—
Total investment securities available for sale	Level 2	3,231,711	3,262,586
Equity securities with readily determinable fair values	Level 1	1,646	1,646
Residential loans held for sale	Level 2	130,139	136,280
Interest rate-related instruments(a)	Level 2	225,912	77,024
Foreign currency exchange forwards(a)	Level 2	4,710	4,226
Commodity contracts(a)	Level 2	25,935	20,528
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	7,888	2,527
Liabilities
Interest rate-related instruments(a)	Level 2	$28,960	$13,073
Foreign currency exchange forwards(a)	Level 2	4,563	4,048
Commodity contracts(a)	Level 2	24,476	19,624
Forward commitments to sell residential mortgage loans	Level 3	—	710
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the nine months ended September 30, 2020 and the year ended December 31, 2019, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2018	$2,208	$2,072	$140
New production	24,164	(2,367)	26,531
Closed loans / settlements	(29,375)	(5,968)	(23,407)
Other	5,530	6,973	(1,443)
Mortgage derivative gain (loss)	319	(1,362)	1,681
Balance December 31, 2019	$2,527	$710	$1,817
New production	$59,550	$(1,790)	$61,340
Closed loans / settlements	(60,000)	(14,169)	(45,831)
Other	5,703	15,140	(9,437)
Mortgage derivative gain (loss)	5,253	(819)	6,072
Balance September 30, 2020	$7,780	$(108)	$7,888

The closing ratio on interest rate lock commitments to originate residential mortgage loans held for sale is a Level 3 measurement, and was 88% at September 30, 2020.

The following table presents the carrying value of equity securities without readily determinable fair values still held as of September 30, 2020 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of September 30, 2020:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2019	$13,444
Carrying value changes	—
Carrying value as of September 30, 2020	$13,444

Cumulative upward carrying value changes between January 1, 2018 and September 30, 2020	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2020	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income
($ in Thousands)	Fair Value Hierarchy	Fair Value
September 30, 2020
Assets
Individually evaluated loans(a)	Level 3	$117,451	Provision for credit losses	$(96,856)
OREO(b)	Level 2	10,953	Other noninterest expense	(7,339)
Mortgage servicing rights	Level 3	45,303	Mortgage banking, net	(18,481)

December 31, 2019
Assets
Impaired loans(c)	Level 3	$45,792	Provision for credit losses(d)	$(66,172)
OREO(b)	Level 2	3,565	Other noninterest expense	(1,860)
Mortgage servicing rights	Level 3	72,532	Mortgage banking, net	(63)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	13,444
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
The table below presents information about these inputs and further discussion is found above:

September 30, 2020	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	14%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	14%	-	46%	20%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	0%	-	42%	37%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		September 30, 2020		December 31, 2019
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$401,151	$401,151	$373,380	$373,380
Interest-bearing deposits in other financial institutions	Level 1	712,416	712,416	207,624	207,624
Federal funds sold and securities purchased under agreements to resell	Level 1	95	95	7,740	7,740
Investment securities held to maturity, net	Level 1	999	1,030	999	1,018
Investment securities held to maturity, net	Level 2	1,989,870	2,123,351	2,204,084	2,275,447
Investment securities available for sale	Level 1	26,650	26,650	—	—
Investment securities available for sale	Level 2	3,231,711	3,231,711	3,262,586	3,262,586
Equity securities with readily determinable fair values	Level 1	1,646	1,646	1,646	1,646
Equity securities without readily determinable fair values	Level 3	13,444	13,444	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	168,280	168,280	227,347	227,347
Residential loans held for sale	Level 2	130,139	130,139	136,280	136,280
Commercial loans held for sale	Level 2	19,360	19,360	15,000	15,000
Loans, net	Level 3	24,619,041	24,532,881	22,620,068	22,399,621
Bank and corporate owned life insurance	Level 2	679,257	679,257	671,948	671,948
Derivatives (other assets)(a)	Level 2	256,557	256,557	101,778	101,778
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	7,888	7,888	2,527	2,527
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$24,685,695	$24,685,695	$21,156,261	$21,156,261
Brokered CDs and other time deposits(b)	Level 2	2,026,852	2,039,995	2,622,803	2,622,803
Short-term funding(c)	Level 2	206,316	206,316	465,113	465,113
Long-term funding (excluding PPPLF)	Level 2	549,201	589,717	549,343	572,873
PPPLF	Level 2	1,022,217	1,022,399	—	—
FHLB advances	Level 2	1,706,763	1,851,567	3,180,967	3,207,793
Standby letters of credit(d)	Level 2	2,489	2,489	2,710	2,710
Derivatives (accrued expenses and other liabilities)(a)	Level 2	57,999	57,999	36,745	36,745
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	—	—	710	710
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
(d) The commitment on standby letters of credit was $252 million at September 30, 2020 and $278 million at December 31, 2019. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,853	$1,598	$6,183	$5,448
Interest cost	2,124	2,489	6,139	7,314
Expected return on plan assets	(6,386)	(6,099)	(19,196)	(18,249)
Amortization of prior service cost	(18)	(18)	(55)	(55)
Amortization of actuarial loss (gain)	1,313	230	2,923	360
Total net periodic pension cost	$(1,114)	$(1,800)	$(4,006)	$(5,183)
Postretirement Plan
Interest cost	$20	$26	$59	$78
Amortization of prior service cost	(19)	(19)	(56)	(56)
Amortization of actuarial loss (gain)	—	(1)	—	(3)
Total net periodic benefit cost	$1	$6	$2	$19

The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the nine months ended September 30, 2020 and 2019.
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
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an allowance model using the methodologies described in Note 3 in this Quarterly Report on Form 10-Q. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, asset gains on disposed business units, loss on prepayment of FHLB advances, and income tax benefits as a result of tax planning strategies) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2019 Annual Report on Form 10-K.
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals and small to mid-sized businesses. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, the Corporation offered insurance and risk consulting services. During the second quarter of 2020, the Corporation sold ABRC. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). All First Staunton and Huntington branch acquisition related costs, the gain on sale of ABRC, the loss on the prepayment of FHLB advances, and the income tax benefit from tax planning strategies are included within the Risk Management and Shared Services segment.
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
During the third quarter of 2020, the retirement plan services business unit, formerly part of the Community, Consumer, and Business segment, was reorganized under the Corporate and Commercial Specialty segment. In addition, the oil and gas business unit, formerly part of the Corporate and Commercial Specialty segment, was reorganized under the Risk Management and Shared Services segment as the Corporation's Credit team manages our exposure to the Corporation's higher-leveraged borrowers.

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$92,033	$111,060	$298,611	$339,222
Net intersegment interest income (expense)	6,937	(12,041)	3,123	(40,863)
Segment net interest income	98,970	99,020	301,734	298,359
Noninterest income	37,405	33,671	111,254	101,135
Total revenue	136,376	132,691	412,987	399,495
Credit provision	15,572	12,248	41,456	37,417
Noninterest expense	52,144	57,946	159,471	174,570
Income (loss) before income taxes	68,660	62,497	212,060	187,508
Income tax expense (benefit)	12,600	11,249	39,461	35,472
Net income	$56,060	$51,248	$172,599	$152,036
Allocated goodwill			$530,144	$530,144

	Community, Consumer, and Business
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$73,644	$73,777	$221,691	$230,476
Net intersegment interest income (expense)	9,231	25,437	42,213	68,930
Segment net interest income	82,875	99,214	263,904	299,406
Noninterest income	32,958	59,934	140,442	171,283
Total revenue	115,833	159,148	404,345	470,688
Credit provision	5,758	4,631	16,296	13,942
Noninterest expense	102,100	118,241	335,591	345,611
Income (loss) before income taxes	7,975	36,277	52,458	111,135
Income tax expense (benefit)	1,675	7,618	11,016	23,338
Net income	$6,300	$28,658	$41,442	$87,797
Allocated goodwill			$577,758	$646,086

	Risk Management and Shared Services
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$16,472	$21,528	$54,662	$65,834
Net intersegment interest income (expense)	(16,167)	(13,396)	(45,336)	(28,067)
Segment net interest income	305	8,131	9,326	37,767
Noninterest income(a)	5,182	7,245	176,646	15,472
Total revenue	5,487	15,376	185,973	53,239
Credit provision	21,679	(14,879)	99,257	(35,359)
Noninterest expense(b)	73,343	24,743	108,122	70,198
Income (loss) before income taxes	(89,535)	5,512	(21,407)	18,400
Income tax expense (benefit)(c)	(72,389)	2,080	(47,135)	3,546
Net income	$(17,146)	$3,432	$25,728	$14,854
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Net interest income	$182,150	$206,365	$574,964	$635,532
Net intersegment interest income (expense)	—	—	—	—
Segment net interest income	182,150	206,365	574,964	635,532
Noninterest income(a)	75,545	100,850	428,342	287,890
Total revenue	257,695	307,216	1,003,305	923,422
Credit provision	43,009	2,000	157,009	16,000
Noninterest expense(b)	227,587	200,930	603,184	590,380
Income (loss) before income taxes	(12,900)	104,286	243,112	317,042
Income tax expense (benefit)c)	(58,114)	20,947	3,342	62,356
Net income	$45,214	$83,339	$239,769	$254,686
Allocated goodwill			$1,107,902	$1,176,230
(a) For the nine months ended September 30, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC.
(b) For the three months ended September 30, 2020 and 2019, the Risk Management and Shared Services segment included approximately $218 thousand and $2 million respectively, of acquisition related noninterest expense. For the nine months ended September 30, 2020 and 2019, the Risk Management and Shared Services segment included approximately $2 million and $6 million respectively, of acquisition related noninterest expense. For the three and nine months ended September 30, 2020, the Risk Management and Shared Services segment also incurred a $45 million loss on the prepayment of FHLB advances.
(c) The Corporation has recognized $63 million in tax benefits for the nine months ended September 30, 2020, and $49 million for the three months ended September 30, 2020, primarily driven by tax planning strategies which allowed for the recognition of built in capital losses and tax basis step-up yielding this tax benefit.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2020 and 2019, including changes during the preceding three and nine month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities Available For Sale	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income (loss) before reclassifications	53,900	—	53,900
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(9,222)	—	(9,222)
Personnel expense	—	(111)	(111)
Other expense	—	2,923	2,923
Interest income	2,628	—	2,628
Income tax (expense) benefit	(11,852)	(1,088)	(12,939)
Net other comprehensive income (loss) during period	35,454	1,724	37,178
Balance September 30, 2020	$39,443	$(35,448)	$3,995

Balance December 31, 2018	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	123,139	—	123,139
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(5,931)	—	(5,931)
Personnel expense	—	(111)	(111)
Other expense	—	357	357
Interest income	279	—	279
Income tax (expense) benefit	(29,651)	(62)	(29,713)
Net other comprehensive income (loss) during period	87,836	184	88,020
Balance September 30, 2019	$12,194	$(49,146)	$(36,953)

($ in Thousands)	Investments Securities Available For Sale	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2020	$34,101	$(36,021)	$(1,920)
Other comprehensive income (loss) before reclassifications	5,840	—	5,840
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(7)	—	(7)
Personnel expense	—	(36)	(36)
Other expense	—	1,313	1,313
Interest income	1,296	—	1,296
Income tax (expense) benefit	(1,786)	(703)	(2,489)
Net other comprehensive income (loss) during period	5,342	573	5,916
Balance September 30, 2020	$39,443	$(35,448)	$3,995

Balance June 30, 2019	$(9,773)	$(49,290)	$(59,063)
Other comprehensive income (loss) before reclassifications	33,173	—	33,173
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities loss (gain), net	(3,788)	—	(3,788)
Personnel expense	—	(36)	(36)
Other expense	—	229	229
Interest income	(8)	—	(8)
Income tax (expense) benefit	(7,410)	(49)	(7,458)
Net other comprehensive income (loss) during period	21,967	144	22,111
Balance September 30, 2019	$12,194	$(49,146)	$(36,953)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Wealth management fees(a)	$21,152	$20,313	$61,496	$59,828
Service charges and deposit account fees	4,458	3,307	12,316	10,113
Card-based fees(b)	474	451	1,216	1,341
Insurance commissions and fees	57	109	179	283
Other revenue	1,400	690	2,481	1,743
Noninterest Income (in-scope of Topic 606)	$27,541	$24,870	$77,688	$73,308
Noninterest Income (out-of-scope of Topic 606)	9,864	8,801	33,566	27,827
Total Noninterest Income	$37,405	$33,671	$111,254	$101,135

	Community, Consumer, and Business
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Wealth management fees(a)	$—	$792	$1,387	$2,148
Service charges and deposit account fees	9,816	13,243	28,653	36,945
Card-based fees(b)	9,699	10,004	27,392	28,490
Insurance commissions and fees	55	20,842	44,965	69,110
Other revenue	2,168	2,441	7,315	7,057
Noninterest Income (in-scope of Topic 606)	$21,738	$47,322	$109,712	$143,750
Noninterest Income (out-of-scope of Topic 606)	11,220	12,612	30,730	27,533
Total Noninterest Income	$32,958	$59,934	$140,442	$171,283

	Risk Management and Shared Services
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Wealth management fees(a)	$—	$(90)	$—	$(90)
Service charges and deposit account fees	10	12	19	44
Card-based fees(b)	34	45	127	143
Insurance commissions and fees	2	3	8	10
Other revenue	(82)	252	(33)	690
Noninterest Income (in-scope of Topic 606)	$(36)	$222	$121	$797
Noninterest Income (out-of-scope of Topic 606)(c)	5,218	7,023	176,525	14,675
Total Noninterest Income	$5,182	$7,245	$176,646	$15,472

	Consolidated Total
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Wealth management fees(a)	$21,152	$21,015	$62,884	$61,885
Service charges and deposit account fees	14,283	16,561	40,989	47,102
Card-based fees(b)	10,207	10,501	28,735	29,973
Insurance commissions and fees	114	20,954	45,153	69,403
Other revenue	3,487	3,383	9,763	9,490
Noninterest Income (in-scope of Topic 606)	$49,243	$72,414	$187,521	$217,853
Noninterest Income (out-of-scope of Topic 606)(c)	26,302	28,436	240,821	70,037
Total Noninterest Income	$75,545	$100,850	$428,342	$287,890
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Certain card-based fees are out-of-scope of Topic 606.
(c) The nine months ended September 30, 2020 includes a gain of $163 million from the sale of ABRC.

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

Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in Thousands)	2020	2019	2020	2019
Operating Lease Costs(a)	$3,970	$2,708	$9,224	$8,502
Finance Lease Costs	39	—	115	—
Operating Lease Cash Flows	2,871	2,968	8,303	8,538
Finance Lease Cash Flows	40	—	82	—
(a) During the three and nine months ended September 30, 2020, the Corporation recognized approximately $1.5 million of operating lease costs associated with breaking leases on consolidating branches.

The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	September 30, 2020	December 31, 2019
		Amount
Operating lease right-of-use asset	Premises and equipment	$35,963	$45,381
Finance lease right-of-use asset	Other assets	1,069	2,188
Operating lease liability	Accrued expenses and other liabilities	40,833	49,292
Finance lease liability	Other long-term funding	1,165	2,209
The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	September 30, 2020			December 31, 2019
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$386	2.74	0.47%	$46	0.83	2.72%
Retail and corporate offices	38,593	5.90	3.07%	48,940	6.49	3.34%
Land	6,650	9.09	3.35%	6,594	9.57	3.21%
Total operating leases	$45,630	6.32	3.28%	$55,580	6.83	3.32%
Finance leases
Land	$1,185	1.89	1.05%	$4,827	39.67	3.99%
Total finance leases	$1,185	1.89	1.05%	$4,827	39.67	3.99%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Amount
Three Months Ending December 31, 2020	$2,675	$40	$2,715
2021	10,158	172	10,330
2022	7,801	973	8,774
2023	5,559	—	5,559
2024	4,793	—	4,793
Beyond 2024	14,643	—	14,643
Total lease payments	$45,630	$1,185	$46,815
Less: interest	4,797	20	4,817
Present value of lease payments	$40,833	$1,165	$41,998

As of September 30, 2020 and December 31, 2019, additional operating leases, primarily retail and corporate offices, that have not yet commenced total $18 million and $16 million, respectively. These operating leases will commence between October 2020 and October 2023 with lease terms of 1 years to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, in Item 1A of Part 2 herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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

Performance Summary
•Average loans of $24.5 billion increased $1.3 billion, or 5%, compared to the first nine months of 2019, driven by an increase in PPP and CRE loans.
•Average deposits of $25.8 billion increased $814 million, or 3%, from the first nine months of 2019, driven primarily by government stimulus related inflows.
•Net interest income of $575 million decreased $61 million, or 10%, from the first nine months of 2019 and net interest margin was 2.54% compared to 2.86% for the first nine months of 2019 primarily due to a lower interest rate environment. The Corporation expects the fourth quarter 2020 margin to be approximately 2.50%.
•Provision for credit losses was $157 million, compared to provision of $16 million for the first nine months of 2019.
•Noninterest income of $428 million was up $140 million, or 49%, from the first nine months of 2019, primarily due to a $163 million gain on the sale of ABRC during the second quarter of 2020 partially offset by decreased insurance revenue resulting from the sale of the business. The Corporation expects to see a continued positive trend in fee revenue through the end of 2020.
•Noninterest expense of $603 million increased $13 million, or 2%, from the first nine months of 2019 driven by the $45 million loss on prepayment of FHLB advances partially offset by a $32 million reduction in personnel expense. The Corporation expects noninterest expense of $175 million, including $3 million of restructuring costs, for the fourth quarter of 2020 and expects full year 2021 expenses to be $685 million.
Table 1 Summary Results of Operations: Trends

	YTD
($ in Thousands, except per share data)	September 30, 2020	September 30, 2019	3Q20	2Q20	1Q20	4Q19	3Q19
Net income	$239,769	$254,686	$45,214	$148,718	$45,838	$72,103	$83,339
Net income available to common equity	226,618	243,285	40,007	144,573	42,037	68,303	79,539
Earnings per common share - basic	1.47	1.49	0.26	0.94	0.27	0.43	0.50
Earnings per common share - diluted	1.46	1.48	0.26	0.94	0.27	0.43	0.49
Effective tax rate	1.37%	19.67%	N/M	25.62%	18.23%	19.41%	20.09%
N/M = Not Meaningful

Back to table of contents
Income Statement Analysis

Net Interest Income

Table 2 Net Interest Income Analysis

	Nine Months Ended September 30,
	2020			2019
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$624,305	$11,012	2.36%	$—	$—	—%
Commercial and business lending (excl PPP loans)	8,774,616	201,265	3.06%	8,500,475	299,621	4.71%
Commercial real estate lending	5,695,281	147,909	3.47%	5,135,447	196,005	5.10%
Total commercial	15,094,201	360,187	3.19%	13,635,922	495,626	4.86%
Residential mortgage	8,244,116	194,521	3.15%	8,360,481	215,329	3.43%
Retail	1,150,916	45,621	5.29%	1,240,793	58,517	6.29%
Total loans	24,489,234	600,329	3.27%	23,237,195	769,472	4.42%
Investment securities
Taxable	3,343,083	50,064	2.00%	4,507,586	79,248	2.34%
Tax-exempt(a)	1,939,968	55,026	3.78%	1,902,768	53,687	3.76%
Other short-term investments	1,095,555	7,774	0.95%	523,010	13,086	3.34%
Investments and other	6,378,606	112,864	2.36%	6,933,364	146,022	2.81%
Total earning assets	30,867,840	$713,193	3.08%	30,170,560	$915,493	4.05%
Other assets, net	3,460,967			3,167,352
Total assets	$34,328,806			$33,337,911
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$3,198,244	$2,610	0.11%	$2,347,428	$5,000	0.28%
Interest-bearing demand	5,530,482	11,281	0.27%	5,061,561	45,284	1.20%
Money market	6,499,965	14,152	0.29%	7,144,999	60,509	1.13%
Network transaction deposits	1,502,449	5,750	0.51%	2,003,179	36,228	2.42%
Time deposits	2,412,985	26,083	1.44%	3,257,930	44,388	1.82%
Total interest-bearing deposits	19,144,126	59,877	0.42%	19,815,097	191,408	1.29%
Federal funds purchased and securities sold under agreements to repurchase	179,615	454	0.34%	124,428	1,058	1.14%
Commercial paper	38,064	35	0.12%	33,610	113	0.45%
PPPLF	599,368	1,574	0.35%	—	—	—%
Other short-term funding	5,645	11	0.25%	—	—	—%
FHLB advances	2,829,680	47,471	2.24%	3,172,606	53,194	2.24%
Long-term funding	549,088	16,780	4.07%	796,165	22,196	3.72%
Total short and long-term funding	4,201,461	66,325	2.11%	4,126,810	76,560	2.48%
Total interest-bearing liabilities	23,345,586	$126,201	0.72%	23,941,907	$267,969	1.50%
Noninterest-bearing demand deposits	6,618,058			5,133,573
Other liabilities	457,195			404,941
Stockholders’ equity	3,907,966			3,857,490
Total liabilities and stockholders’ equity	$34,328,806			$33,337,911
Interest rate spread			2.36%			2.55%
Net free funds			0.18%			0.31%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$586,992	2.54%		$647,525	2.86%
Fully tax-equivalent adjustment		12,028			11,993
Net interest income		$574,964			$635,532
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Table 2 Net Interest Income Analysis

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$1,019,808	$6,172	2.41%	$848,761	$4,841	2.29%	$—	$—	—%
Commercial and business lending (excl PPP loans)	8,751,083	56,951	2.59%	9,192,910	64,097	2.80%	8,502,268	96,327	4.49%
Commercial real estate lending	6,032,308	44,354	2.93%	5,720,262	46,057	3.24%	5,157,031	64,058	4.92%
Total commercial	15,803,199	107,476	2.71%	15,761,933	114,995	2.93%	13,659,299	160,386	4.66%
Residential mortgage	8,058,283	61,701	3.06%	8,271,757	62,860	3.04%	8,337,230	68,656	3.29%
Retail	1,101,589	13,780	4.99%	1,157,116	14,368	4.98%	1,255,540	20,066	6.38%
Total loans	24,963,071	182,957	2.92%	25,190,806	192,223	3.06%	23,252,068	249,108	4.26%
Investment securities
Taxable	3,438,858	13,689	1.59%	3,129,113	16,103	2.06%	4,032,027	23,485	2.33%
Tax-exempt(a)	1,923,445	18,154	3.78%	1,922,392	18,270	3.80%	1,918,661	18,114	3.78%
Other short-term investments	1,788,471	2,238	0.50%	1,016,976	2,231	0.88%	619,334	4,865	3.12%
Investments and other	7,150,775	34,081	1.90%	6,068,481	36,604	2.41%	6,570,022	46,464	2.83%
Total earning assets	32,113,847	$217,038	2.70%	31,259,287	$228,826	2.94%	29,822,090	$295,572	3.94%
Other assets, net	3,436,512			3,586,656			3,331,910
Total assets	$35,550,359			$34,845,943			$33,154,000
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$3,462,942	$382	0.04%	$3,260,040	$429	0.05%	$2,618,188	$2,164	0.33%
Interest-bearing demand	5,835,597	1,085	0.07%	5,445,267	1,442	0.11%	5,452,674	16,055	1.17%
Money market	6,464,784	1,444	0.09%	6,496,841	1,902	0.12%	6,933,230	18,839	1.08%
Network transaction deposits	1,528,199	609	0.16%	1,544,737	539	0.14%	1,764,961	10,147	2.28%
Time deposits	2,135,870	6,513	1.21%	2,469,899	8,866	1.44%	3,107,670	14,381	1.84%
Total interest-bearing deposits	19,427,392	10,033	0.21%	19,216,785	13,178	0.28%	19,876,723	61,585	1.23%
Federal funds purchased and securities sold under agreements to repurchase	140,321	34	0.10%	204,548	51	0.10%	81,285	145	0.71%
Commercial paper	42,338	5	0.05%	37,526	5	0.05%	28,721	30	0.41%
PPPLF	1,018,994	899	0.35%	774,500	676	0.35%	—	—	—%
FHLB advances	2,450,344	14,375	2.33%	2,810,867	15,470	2.21%	2,716,946	15,896	2.32%
Long-term funding	549,042	5,580	4.06%	548,757	5,593	4.08%	796,561	7,398	3.71%
Total short and long-term funding	4,201,039	20,892	1.98%	4,376,199	21,795	2.00%	3,623,513	23,469	2.58%
Total interest-bearing liabilities	23,628,431	$30,925	0.52%	23,592,983	$34,973	0.60%	23,500,235	$85,054	1.44%
Noninterest-bearing demand deposits	7,412,186			6,926,401			5,324,481
Other liabilities	475,310			480,041			425,810
Stockholders’ Equity	4,034,432			3,846,517			3,903,474
Total liabilities and stockholders’ equity	$35,550,359			$34,845,943			$33,154,000
Interest rate spread			2.18%			2.34%			2.50%
Net free funds			0.13%			0.15%			0.31%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$186,112	2.31%		$193,853	2.49%		$210,517	2.81%
Fully tax-equivalent adjustment		3,963			3,981			4,152
Net interest income		$182,150			$189,872			$206,365
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

Notable Contributions to the Change in Net Interest Income

•    Average loans of $24.5 billion increased $1.3 billion, or 5%, compared to the first nine months of 2019 primarily driven by PPP loan originations beginning in April, which increased average loans by $624 million. In addition, CRE loans increased $560 million, or 11%, from the first nine months of 2019 driven by the continued funding of loans previously in the pipeline and slowed loan payoffs.
•Taxable investment securities decreased $1.2 billion, or 26%, as the Corporation repositioned its balance sheet in a lower rate environment.
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $575 million for the first nine months of 2020 compared to $636 million for the first nine months of 2019. Fully tax-equivalent net interest income of $587 million for the first nine months of 2020 was $61 million, or 9%, lower than the first nine months of 2019. The net interest margin for the first nine months of 2020 was 2.54% compared to 2.86% for the first nine months of 2019. The decreases were attributable to a lower interest rate environment and increased liquidity primarily due to deposit growth related to government stimulus money. To lessen the impact of the lower rate environment, the Corporation began requiring LIBOR floors in all applicable loan restructurings, renewals of existing loan transactions, and any new loan transactions. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities of $23.3 billion for the first nine months of 2020 were down $596 million, or 2%, versus the first nine months of 2019. On average, interest-bearing deposits decreased $671 million, or 3%, primarily driven by decreases in higher cost deposits such as network, time and money market accounts. Average noninterest-bearing demand deposits of $6.6 billion for the first nine months of 2020 were up $1.5 billion, or 29% versus the first nine months of 2019. This increase is primarily attributed to customers holding proceeds from government stimulus programs in their deposit accounts. On the funding side, PPPLF funding increased $599 million, partially offset by a decrease in long-term funding of $247 million, or 31%, primarily due to the redemption of $250 million of senior notes in October 2019.
•    The cost of interest-bearing liabilities was 0.72% for the first nine months of 2020, which was 78 bp lower than the first nine months of 2019. The decrease was primarily due to a 87 bp decrease in the cost of average interest-bearing deposits to 0.42%, primarily attributed to the federal funds rate decreases over the last year.
•The Federal Reserve lowered the federal funds target interest rate by 175 bp since the end of the third quarter of 2019, to a range of 0.00% to 0.25%, at the end of the third quarter of 2020, compared to a range of 1.75% to 2.00% at the end of the third quarter of 2019.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the allowance for loan losses and the allowance for unfunded commitments, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the level of loans sold or transferred to held for sale, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for September 30, 2020 was the Moody's baseline scenario from September 2020 over a 1 year reasonable and supportable period with immediate reversion to historical losses. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses.

Noninterest Income
Table 3 Noninterest Income

	YTD								3Q20 Change vs
($ in Thousands, except as noted)	September 30, 2020	September 30, 2019	YTD % Change	3Q20	2Q20	1Q20	4Q19	3Q19	2Q20	3Q19
Wealth management fees(a)	$62,884	$61,885	2%	$21,152	$20,916	$20,816	$21,582	$21,015	1%	1%
Service charges and deposit account fees	40,989	47,102	(13)%	14,283	11,484	15,222	16,032	16,561	24%	(14)%
Card-based fees	28,685	29,848	(4)%	10,195	8,893	9,597	9,906	10,456	15%	(2)%
Other fee-based revenue	14,240	14,246	—%	4,968	4,774	4,497	4,696	5,085	4%	(2)%
Total fee-based revenue	146,798	153,082	(4)%	50,598	46,068	50,132	52,217	53,117	10%	(5)%
Capital markets, net	22,067	12,215	81%	7,222	6,910	7,935	7,647	4,300	5%	68%
Mortgage servicing fees, net(b)	324	8,037	(96)%	(957)	(781)	2,062	2,104	2,473	23%	N/M
Gains (losses) and fair value adjustments on loans held for sale	45,267	12,803	N/M	14,536	20,976	9,756	4,542	4,043	(31)%	N/M
Fair value adjustment on portfolio loans transferred to held for sale	3,932	4,456	(12)%	509	—	3,423	—	4,456	N/M	(89)%
Mortgage servicing rights (impairment) recovery	(18,481)	(177)	N/M	(1,451)	(7,932)	(9,098)	114	(31)	(82)%	N/M
Mortgage banking, net	31,043	25,118	24%	12,636	12,263	6,143	6,760	10,940	3%	16%
Bank and corporate owned life insurance	9,793	11,482	(15)%	3,074	3,625	3,094	3,364	4,337	(15)%	(29)%
Insurance commissions and fees	45,153	69,403	(35)%	114	22,430	22,608	19,701	20,954	(99)%	(99)%
Other	7,321	8,344	(12)%	2,232	2,737	2,352	2,822	2,537	(18)%	(12)%
Subtotal	262,175	279,644	(6)%	75,877	94,034	92,264	92,510	96,185	(19)%	(21)%
Asset gains (losses), net(c)	156,945	2,316	N/M	(339)	157,361	(77)	398	877	(100)%	(139)%
Investment securities gains(losses), net	9,222	5,931	55%	7	3,096	6,118	26	3,788	(100)%	(100)%
Total noninterest income	$428,342	$287,890	49%	$75,545	$254,490	$98,306	$92,934	$100,850	(70)%	(25)%
Mortgage loans originated for sale during period	$1,319,034	$824,289	60%	$458,361	$550,419	$310,254	$266,503	$365,108	(17)%	26%
Mortgage loan settlements during period	1,620,777	1,048,729	55%	598,509	725,003	297,265	268,348	616,630	(17)%	(3)%
Mortgage portfolio loans transferred to held for sale during period	269,119	242,382	11%	69,532	—	199,587	—	242,382	N/M	(71)%
Assets under management, at market value(d)	12,195	11,604	5%	12,195	11,755	10,454	12,104	11,604	4%	5%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(c) YTD September 30, 2020 and 2Q20 include a gain of $163 million from the sale of ABRC. YTD September 30, 2019 include less than $1 million of Huntington related asset losses.
(d) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income

•Insurance commission and fees was down $24 million, or 35% from the first nine months of 2019, driven by the sale of ABRC during the second quarter of 2020.
•Asset gains (losses), net was up $155 million from the first nine months of 2019, driven by a gain of $163 million from the sale of ABRC.
•Capital markets, net was up $10 million, or 81%, from the first nine months of 2019, driven by higher interest rate swap fees.
•Mortgage banking, net was up $6 million, or 24%, from the first nine months of 2019. During the first nine months of 2020, there was a $32 million increase in gains and fair value adjustments on loans held for sale driven by higher refinance activity due to the lower rate environment, partially offset by an increase of $18 million in MSRs impairment driven by lower rates.
•Service charges and deposit account fees was down $6 million, or 13%, from the first nine months of 2019 due to fee waivers during the COVID-19 pandemic. The Corporation resumed charging these fees during the third quarter of 2020.

Noninterest Expense
Table 4 Noninterest Expense

	YTD								3Q20 Change vs
($ in Thousands)	Sept 30, 2020	Sept 30, 2019	YTD % Change	3Q20	2Q20	1Q20	4Q19	3Q19	2Q20	3Q19
Personnel	$334,117	$366,449	(9)%	$108,567	$111,350	$114,200	$120,614	$123,170	(2)%	(12)%
Technology	61,639	59,698	3%	19,666	21,174	20,799	22,731	20,572	(7)%	(4)%
Occupancy	48,386	45,466	6%	17,854	14,464	16,069	16,933	15,164	23%	18%
Business development and advertising	13,007	21,284	(39)%	3,626	3,556	5,826	8,316	7,991	2%	(55)%
Equipment	16,150	17,580	(8)%	5,399	5,312	5,439	5,970	6,335	2%	(15)%
Legal and professional	15,809	14,342	10%	5,591	5,058	5,160	5,559	5,724	11%	(2)%
Loan and foreclosure costs	8,842	5,599	58%	2,118	3,605	3,120	3,262	1,638	(41)%	29%
FDIC assessment	14,650	12,250	20%	3,900	5,250	5,500	4,000	4,000	(26)%	(3)%
Other intangible amortization	7,939	7,237	10%	2,253	2,872	2,814	2,712	2,686	(22)%	(16)%
Acquisition related costs(a)	2,457	5,995	(59)%	218	518	1,721	1,325	1,629	(58)%	(87)%
Loss on prepayments of FHLB advances	44,650	—	N/M	44,650	—	—	—	—	N/M	N/M
Other	35,537	34,479	3%	13,745	10,249	11,543	12,187	12,021	34%	14%
Total noninterest expense	$603,184	$590,380	2%	$227,587	$183,407	$192,191	$203,609	$200,930	24%	13%
Average full-time equivalent employees(b)	4,568	4,703	(3)%	4,374	4,701	4,631	4,696	4,782	(7)%	(9)%
(a) Includes Huntington branch and First Staunton acquisition related costs only
(b) Average full-time equivalent employees without overtime

Notable Contributions to the Change in Noninterest Expense
•Personnel expense decreased $32 million, or 9%, from the first nine months of 2019, primarily driven by a decrease in funding for the management incentive plan.
•Business development and advertising expense decreased $8 million, or 39%, from the first nine months of 2019, primarily driven by reductions in travel and entertainment costs and special event sponsorships, largely due to the COVID-19 pandemic.
•Loan and foreclosure costs increased $3 million, or 58%, from the first nine months of 2019, driven by an increase in legal fees pertaining to loan collections due to fewer recoveries of previous expenses during 2020.
•During the third quarter of 2020, the Corporation prepaid $950 million of long-term FHLB advances and incurred a loss of $45 million on the prepayment.
Income Taxes

The Corporation recognized income tax expense of $3 million for the nine months ended September 30, 2020, compared to income tax expense of $62 million for the nine months ended September 30, 2019. The Corporation's effective tax rate was 1.37% for the first nine months of 2020, compared to an effective tax rate of 19.67% for the first nine months of 2019. The lower effective tax rate and income tax expense during the first nine months of 2020 was primarily driven by tax planning strategies which allowed for the recognition of built in capital losses and tax basis step-up yielding a tax benefit of $63 million, partially offset by the gain on sale of ABRC. These tax planning strategies were successfully completed in the third quarter of 2020. With the successful completion of these tax planning strategies, we expect the full year 2020 effective tax rate to be in the low to mid-single digits.

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

Balance Sheet Analysis
•At September 30, 2020, total assets were $34.7 billion, up $2.3 billion, or 7%, from December 31, 2019 and up $2.1 billion, or 6%, from September 30, 2019.
•Loans of $25.0 billion at September 30, 2020 were up $2.2 billion, or 10%, from both December 31, 2019 and September 30, 2019 partially driven by a $1.0 billion increase in PPP loans originated largely during the second quarter of 2020. In addition, the Corporation saw an increase in CRE loans. The Corporation added $370 million in loans from the First Staunton acquisition during the first quarter of 2020. See Note 7 Loans for additional details.
•At September 30, 2020, total deposits of $26.7 billion were up $2.9 billion, or 12%, from December 31, 2019 and were up $2.3 billion, or 9%, from September 30, 2019. During the first quarter of 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition. In addition, the balance increases were primarily due to customers holding proceeds from government stimulus programs in their deposit accounts. See section Deposits and Customer Funding for additional information on deposits.
•At September 30, 2020, FHLB advances of $1.7 billion decreased $1.5 billion, or 46%, from December 31, 2019 and $1.2 billion, or 41%, from September 30, 2019, primarily driven by the Corporation's prepayment of $950 million in long-term FHLB advances during the third quarter of 2020. In addition, the Corporation saw a decrease in short-term FHLB advances. See Note 9 Short and Long-Term Funding for additional details.
•At September 30, 2020, PPPLF was $1.0 billion largely due to the funding of PPP loans during the second quarter of 2020. See Note 9 Short and Long-Term Funding for additional details.
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
•At September 30, 2020, preferred equity was $354 million, up $97 million, or 38%, from both December 31, 2019 and September 30, 2019. On June 9, 2020, the Corporation issued $100 million, or $97 million net of issuance costs, of 5.625% Non-Cumulative Perpetual Preferred Stock, Series F.
Loans
Table 5 Period End Loan Composition

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$1,022,217	4%	$1,012,033	4%	$—	—%	$—	—%	$—	—%
Commercial and industrial	7,933,404	32%	7,968,709	32%	8,517,974	35%	7,354,594	32%	7,495,623	33%
Commercial real estate — owner occupied	904,997	4%	914,385	4%	940,687	4%	911,265	4%	915,524	4%
Commercial and business lending	9,860,618	39%	9,895,127	40%	9,458,661	39%	8,265,858	36%	8,411,147	37%
Commercial real estate — investor	4,320,926	17%	4,174,125	17%	4,038,036	17%	3,794,517	17%	3,803,277	17%
Real estate construction	1,859,609	7%	1,708,189	7%	1,544,858	6%	1,420,900	6%	1,356,508	6%
Commercial real estate lending	6,180,536	25%	5,882,314	24%	5,582,894	23%	5,215,417	23%	5,159,784	23%
Total commercial	16,041,154	64%	15,777,441	64%	15,041,555	62%	13,481,275	59%	13,570,932	60%
Residential mortgage	7,885,523	32%	7,933,518	32%	8,132,417	33%	8,136,980	36%	7,954,801	35%
Home Equity	761,593	3%	795,671	3%	844,901	3%	852,025	4%	879,642	4%
Other consumer	315,483	1%	326,040	1%	346,761	1%	351,159	2%	349,335	2%
Total consumer	8,962,599	36%	9,055,230	36%	9,324,079	38%	9,340,164	41%	9,183,778	40%
Total loans	$25,003,753	100%	$24,832,671	100%	$24,365,633	100%	$22,821,440	100%	$22,754,710	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, Commercial Real Estate, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2019 and the first nine months of 2020. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of September 30, 2020 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
PPP	$—	$1,022,217	$—	$1,022,217	4%
Commercial and industrial	7,377,493	441,045	114,867	7,933,404	32%
Commercial real estate — owner occupied	479,130	242,001	183,866	904,997	4%
Commercial real estate — investor	3,894,842	330,267	95,816	4,320,926	17%
Real estate construction	1,786,215	58,198	15,196	1,859,609	7%
Residential Mortgage - Adjustable(b)	591,957	1,880,665	2,015,084	4,487,706	18%
Residential Mortgage - Fixed	44,429	83,413	3,269,974	3,397,817	14%
Home Equity	34,463	106,261	620,870	761,593	3%
Other Consumer	39,701	60,774	215,008	315,483	1%
Total Loans	$14,248,230	$4,224,842	$6,530,682	$25,003,753	100%
Fixed rate	$5,841,503	$2,082,450	$3,860,305	$11,784,258	47%
Floating or adjustable rate	8,406,726	2,142,392	2,670,377	13,219,495	53%
Total	$14,248,230	$4,224,842	$6,530,682	$25,003,753	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At September 30, 2020, $19.1 billion, or 76%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 7 Loans of the notes to consolidated financial statements for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2020, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

September 30, 2020	% of Total Loans	% of Total Commercial and Business Lending
Power and Utilities	7%	18%
Manufacturing and Wholesale Trade	7%	17%
Finance and Insurance	7%	17%
Real Estate	5%	12%
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

Oil and gas lending: The Corporation provided reserve based loans to oil and gas exploration and production firms. The oil and gas portfolio is in run-off and no new oil and gas loans have been originated since February 2019. At September 30, 2020, the oil and gas portfolio was comprised of 30 credits, totaling $333 million of outstanding balances, which represents less than 2% of the Corporation's total loans. The decrease in balances from both December 31, 2019 and September 30, 2019 continues to be driven by a purposeful reduction in exposure to the Corporation's higher-leveraged borrowers.
The Corporation's oil and gas lending team is based in Houston and focuses on serving the funding needs of small and mid-sized companies in the upstream oil and gas business. The oil and gas loans are first lien, reserve-based, and borrowing base dependent lines of credit. The portfolio is diversified across all major U.S. geographic basins and is diversified by product line with approximately 58% in oil and 42% in gas at September 30, 2020. Borrowing base re-determinations for the portfolio are generally completed twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio.
Table 8 Oil and Gas Loan Portfolio

($ in Millions)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Pass	$242	$294	$361	$408	$493
Special mention	23	24	10	9	20
Potential problem	60	63	67	43	32
Nonaccrual	8	50	29	23	36
Total oil and gas related loans	$333	$432	$466	$484	$582
Quarter net charge offs/(recoveries)	$20	$25	$9	$10	$21
Oil and gas related allowance for loan losses	49	82	75	12	21
Oil and gas related ACLL on loans	51	84	78	13	22
Oil and gas allowance for loan losses to total oil and gas loans	N/A	N/A	N/A	2.6%	3.7%
Oil and gas ACLL to total oil and gas loans	15.3%	19.4%	16.6%	2.7%	3.8%
•The increase in the ACLL attributable to oil and gas related credits (included within the commercial and industrial ACLL) from both December 31, 2019 and September 30, 2019 is driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology. The decrease from June 30, 2020 was primarily due to runoff in the portfolio as the Corporation continues to reduce exposure to its higher-leveraged borrowers.
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

The following tables provide a summary of the changes in ACLL in the Corporation's oil and gas loan portfolio at September 30, 2020 and a summary of the changes in allowance for loan losses in the Corporation's oil and gas loan portfolio at December 31, 2019:
Table 10 Allowance for Credit Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	Sep. 30, 2020	ACLL / Loans
Allowance for loan losses	$12	$53	$66	$(55)	$2	$(53)	$36	$49
Allowance for unfunded commitments	1	2	3	—	—	—	(1)	2
Allowance for credit losses on loans	$13	$55	$69	$(55)	$2	$(53)	$35	$51	15.3%
Table 11 Allowance for Loan Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2018	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	Dec. 31, 2019
Allowance for loan losses	$12	$(50)	$5	$(44)	$45	$12
Commercial real estate - investor: Commercial real estate-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 12 Largest Commercial Real Estate Investor Property Type Exposures

September 30, 2020	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	31%
Office	4%	24%
Retail	4%	21%
Industrial	3%	17%
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
Table 13 Largest Real Estate Construction Property Type Exposures

September 30, 2020	% of Total Loans	% of Total Real Estate Construction
Multi-Family	3%	34%

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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2020. The majority of the on balance sheet residential mortgage portfolio consists of LIBOR based, hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
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

The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain 30 year mortgage loan production on its balance sheet. During the nine months ended September 30, 2020, the Corporation sold approximately $260 million of residential portfolio loans, in order to reduce the Corporation's exposure to prepayment risk in the current low rate environment. See section Loans for additional information on loans.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines of credit and loans consist of a combination of both borrower FICO and the original cumulative LTV against the property securing the loan. During the second quarter of 2020, in the volatile economic environment, the Corporation reduced its exposure by reducing its maximum LTV on home equity lines of credit from 90% to 80%, among other changes, while maintaining the minimum acceptable FICO at 670. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. During the third quarter of 2020, based upon an analysis of market conditions and uncertainty around the timing and scope of the anticipated economic recovery, the Corporation temporarily suspended new applications for home equity lines of credit. The Corporation has significantly curtailed its offerings of fixed-rate, closed-end home equity loans. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. See section Loans for additional information on loans.
Other consumer: Other consumer consists of student loans, short-term and other personal installment loans and credit cards. The Corporation had $121 million and $136 million of student loans at September 30, 2020 and December 31, 2019, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic and the passage of the CARES Act, government guaranteed student loans had been placed on an administrative forbearance through September 30, 2020. Subsequently, on August 8, 2020, President Donald Trump directed the Secretary of Education to continue to suspend loan payments, stop collections, and waive interest on U.S. Department of Education held federal student loans through December 31, 2020. Credit risk for non-government guaranteed student loans, short-term, personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
COVID-19 Update:
Beginning on April 3, 2020, the Corporation began originating SBA loans under the PPP, which are included in commercial and business lending loans, to help businesses keep their workforce employed and cover other working capital needs during the COVID-19 pandemic. All complete eligible applications for the PPP have been processed in the order in which they have been received. The Corporation has fully funded the PPP loans by drawing from the PPPLF, established under the CARES Act. The Corporation began submitting PPP forgiveness applications to the SBA on behalf of our customers on September 14, 2020. Forgiveness payments from the SBA began to be received early in the fourth quarter. The Corporation believes we will receive a modest amount of forgiveness payments yet in 2020, with the majority to be received in 2021.
The following table summarizes the balance segmentation of the PPP loans as of September 30, 2020:
Table 14 Paycheck Protection Program Loan Segmentation

($ in Thousands)	Originated Loans	Originated Balance	Outstanding Balance	Impacted Jobs
>=$2,000,000	99	$335,534	$302,399	26,688
< $2,000,000 And > $350,000	485	386,062	378,435	37,274
<=$350,000	7,495	343,895	341,382	50,468
Total	8,079	$1,065,491	$1,022,217	114,430

For consumers, the Corporation suspended certain transaction and late fees; initiated consumer and mortgage loan payment deferral and credit card payment relief programs; and suspended foreclosures and repossessions. The Corporation began collecting these fees again during the third quarter of 2020.

The following table summarizes loan forbearances outstanding in response to COVID-19 as of September 30, 2020 as a result of the loan forbearance and credit card payment relief program:

Table 15 COVID-19 Loan Forbearances

($ in Thousands)	Number of Loans	Outstanding Balance
Commercial and business lending	136	$57,525
Commercial real estate	69	228,729
Total consumer	1,439	375,794
Total	1,644	$662,048

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
Table 16 Nonperforming Assets

($ in Thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Nonperforming assets
Commercial and industrial	$105,899	$80,239	$58,854	$46,312	$56,536
Commercial real estate — owner occupied	2,043	1,932	1,838	67	68
Commercial and business lending	107,941	82,171	60,692	46,380	56,604
Commercial real estate — investor	50,458	11,172	1,091	4,409	4,800
Real estate construction	392	503	486	493	542
Commercial real estate lending	50,850	11,675	1,577	4,902	5,342
Total commercial	158,792	93,846	62,269	51,282	61,946
Residential mortgage	62,331	66,656	64,855	57,844	57,056
Home equity	10,277	10,829	9,378	9,104	9,828
Other consumer	190	276	215	152	109
Total consumer	72,798	77,761	74,448	67,099	66,993
Total nonaccrual loans	231,590	171,607	136,717	118,380	128,939
Commercial real estate owned	2,113	2,968	3,105	3,530	3,603
Residential real estate owned	1,535	3,573	5,994	5,696	4,791
Bank properties real estate owned	15,335	13,723	13,431	11,874	11,230
OREO	18,983	20,264	22,530	21,101	19,625
Other nonperforming assets	909	909	6,004	6,004	6,004
Total nonperforming assets	$251,481	$192,780	$165,251	$145,485	$154,568
Accruing loans past due 90 days or more
Commercial	$763	$385	$436	$342	$266
Consumer	1,091	1,081	1,819	1,917	1,720
Total accruing loans past due 90 days or more	$1,854	$1,466	$2,255	$2,259	$1,986
Restructured loans (accruing)(a)
Commercial	$18,407	$18,189	$18,767	$18,944	$17,842
Consumer	8,485	7,114	7,618	7,097	6,487
Total restructured loans (accruing)	$26,891	$25,303	$26,384	$26,041	$24,329
Nonaccrual restructured loans (included in nonaccrual loans)	$23,844	$25,362	$24,204	$22,494	$16,293
Ratios
Nonaccrual loans to total loans	0.93%	0.69%	0.56%	0.52%	0.57%
NPAs to total loans plus OREO	1.01%	0.78%	0.68%	0.64%	0.68%
NPAs to total assets	0.72%	0.54%	0.49%	0.45%	0.47%
Allowance for loan losses to nonaccrual loans	N/A	N/A	N/A	170.10%	166.30%
Allowance for credit losses on loans to nonaccrual loans	190.85%	249.74%	288.24%	188.61%	184.07%
(a) Does not include any restructured loans related to COVID-19 in accordance with Section 4013 of the CARES Act.

Table 16 Nonperforming Assets (continued)

($ in Thousands)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Accruing loans 30-89 days past due
Commercial and industrial	$298	$716	$976	$821	$426
Commercial real estate — owner occupied	870	199	51	1,369	2,646
Commercial and business lending	1,167	916	1,027	2,190	3,073
Commercial real estate — investor	409	13,874	14,462	1,812	636
Real estate construction	111	385	179	97	595
Commercial real estate lending	520	14,260	14,641	1,909	1,232
Total commercial	1,687	15,175	15,668	4,099	4,304
Residential mortgage	6,185	3,023	10,102	9,274	8,063
Home equity	5,609	3,108	7,001	5,647	4,798
Other consumer	1,351	1,482	1,777	2,083	2,203
Total consumer	13,144	7,613	18,879	17,005	15,063
Total accruing loans 30-89 days past due	$14,831	$22,788	$34,547	$21,104	$19,367
Potential problem loans
PPP(a)	$19,161	$19,161	$—	$—	$—
Commercial and industrial	144,159	176,270	149,747	110,308	59,427
Commercial real estate — owner occupied	22,808	15,919	15,802	19,889	22,624
Commercial and business lending	186,129	211,350	165,550	130,197	82,051
Commercial real estate — investor	100,459	88,237	61,030	29,449	49,353
Real estate construction	2,178	2,170	1,753	—	544
Commercial real estate lending	102,637	90,407	62,783	29,449	49,897
Total commercial	288,766	301,758	228,333	159,646	131,948
Residential mortgage	2,396	3,157	3,322	1,451	1,242
Home equity	1,632	1,921	2,238	—	—
Total consumer	4,028	5,078	5,559	1,451	1,242
Total potential problem loans	$292,794	$306,836	$233,892	$161,097	$133,189
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
Other nonperforming assets: The asset balance as of September 30, 2020 represents the Bank's units of ownership interest in oil and gas limited liability companies as a result of a partial settlement of a debt. During the second quarter of 2020, the Corporation wrote the value for one of the ownership interests down to the fair market value, resulting in a $5 million asset loss. These investments are included in tax credit and other investments on the consolidated balance sheets.

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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for September 2020 in the allowance model. The forecast is applied over a 1 year reasonable and supportable period with immediate reversion to historical losses due to the length and depth of the pandemic. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting policy, see section Critical Accounting Policies for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 16 provides additional information regarding NPAs, and Table 17 and Table 18 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at September 30, 2020 and December 31, 2019 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and / or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 17 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in Thousands)	September 30, 2020	September 30, 2019	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Allowance for Loan Losses
Balance at beginning of period	$201,371	$238,023	$363,803	$337,793	$201,371	$214,425	$233,659
Cumulative effect of ASU 2016-13 adoption (CECL)	112,457	N/A	N/A	N/A	112,457	N/A	N/A
Balance at beginning of period, adjusted	313,828	238,023	363,803	337,793	313,828	214,425	233,659
Provision for loan losses	137,957	17,500	50,500	52,500	34,957	1,000	1,000
Provision for loan losses recorded at acquisition	2,543	N/A	N/A	N/A	2,543	N/A	N/A
Gross up of allowance for PCD loans at acquisition	3,504	N/A	N/A	N/A	3,504	N/A	N/A
Charge offs	(81,738)	(57,560)	(34,079)	(28,351)	(19,308)	(16,752)	(26,313)
Recoveries	8,617	16,462	4,488	1,861	2,268	2,699	6,079
Net (charge offs) recoveries	(73,121)	(41,098)	(29,592)	(26,490)	(17,040)	(14,054)	(20,234)
Balance at end of period	$384,711	$214,425	$384,711	$363,803	$337,793	$201,371	$214,425
Allowance for Unfunded Commitments
Balance at beginning of period	$21,907	$24,336	$64,776	$56,276	$21,907	$22,907	$21,907
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A	N/A	N/A	18,690	N/A	N/A
Balance at beginning of period, adjusted	40,597	24,336	64,776	56,276	40,597	22,907	21,907
Provision for unfunded commitments	16,500	(1,500)	(7,500)	8,500	15,500	(1,000)	1,000
Amount recorded at acquisition	179	70	—	—	179	—	—
Balance at end of period	$57,276	$22,907	$57,276	$64,776	$56,276	$21,907	$22,907
Allowance for credit losses on loans(a)	$441,988	$237,331	$441,988	$428,579	$394,069	$223,278	$237,331
Provision for credit losses on loans(b)(c)	157,000	16,000	43,000	61,000	53,000	—	2,000
Net loan (charge offs) recoveries
Commercial and industrial	$(64,802)	$(39,523)	$(24,834)	$(24,919)	$(15,049)	$(11,917)	$(19,918)
Commercial real estate — owner occupied	(415)	2,573	(416)	1	—	—	1,483
Commercial and business lending	(65,216)	(36,950)	(25,249)	(24,919)	(15,048)	(11,917)	(18,435)
Commercial real estate — investor	(3,581)	31	(3,609)	28	—	—	(3)
Real estate construction	(12)	170	(21)	(3)	11	72	20
Commercial real estate lending	(3,593)	202	(3,630)	25	11	72	17
Total commercial	(68,810)	(36,749)	(28,879)	(24,893)	(15,037)	(11,845)	(18,418)
Residential mortgage	(1,206)	(1,215)	(79)	(215)	(912)	(1,415)	(393)
Home equity	(76)	273	156	(303)	71	480	(275)
Other consumer	(3,030)	(3,407)	(790)	(1,078)	(1,162)	(1,274)	(1,148)
Total consumer	(4,311)	(4,349)	(712)	(1,596)	(2,003)	(2,208)	(1,816)
Total net (charge offs) recoveries	$(73,121)	$(41,098)	$(29,592)	$(26,490)	$(17,040)	$(14,054)	$(20,234)
Ratios
Allowance for loan losses to total loans	N/A	0.94%	N/A	N/A	N/A	0.88%	0.94%
Allowance for credit losses on loans to total loans	1.77%	1.04%	1.77%	1.73%	1.62%	0.98%	1.04%
Allowance for loan losses to net charge offs (annualized)	N/A	3.9x	N/A	N/A	N/A	3.6x	2.7x
Allowance for credit losses on loans to net charge offs (annualized)	4.5x	4.3x	3.8x	4.0x	5.7x	4.0x	3.0x
(a) Excludes approximately $70,000 of allowance for held to maturity investment securities.
(b) Includes the provision for loan losses and the provision for unfunded commitments.
(c) The three and nine months ended September 30, 2020 exclude approximately $9,000 of provision for held to maturity investment securities and the three months ended March 31, 2020 excludes less than $1,000 of provision for held to maturity investment securities.

Table 18 Annualized net (charge offs) recoveries(a)

	YTD		Quarter Ended
(In basis points)	September 30, 2020	September 30, 2019	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Net loan (charge offs) recoveries
Commercial and industrial	(108)	(70)	(126)	(121)	(81)	(65)	(104)
Commercial real estate — owner occupied	(6)	37	(18)	—	—	—	63
Commercial and business lending	(93)	(58)	(103)	(100)	(72)	(58)	(86)
Commercial real estate — investor	(12)	—	(34)	—	—	—	—
Real estate construction	—	2	—	—	—	2	1
Commercial real estate lending	(8)	1	(24)	—	—	1	—
Total commercial	(61)	(36)	(73)	(64)	(44)	(35)	(53)
Residential mortgage	(2)	(2)	—	(1)	(4)	(7)	(2)
Home equity	(1)	4	8	(15)	3	22	(12)
Other consumer	(120)	(128)	(98)	(128)	(134)	(145)	(129)
Total consumer	(6)	(6)	(3)	(7)	(8)	(9)	(8)
Total net (charge offs) recoveries	(40)	(24)	(47)	(42)	(29)	(24)	(35)
(a) Annualized ratio of net charge offs to average loans by loan type.

The following table illustrates the effect of the Day 1 adoption of ASU 2016-13 as well as the quarterly increase for the first three quarters of 2020 in the ACLL as of September 30, 2020:
Table 19 Allowance for Credit Losses on Loans by Loan Portfolio

($ in Thousands)	December 31, 2019	CECL Day 1 Adjustment	ACLL Beginning Balance	Net ACLL Build	March 31, 2020	Net ACLL Build	June 30, 2020	Net ACLL Build	September 30, 2020	ACLL / Loans
PPP	$—	$—	$—	$—	$—	$808	$808	$160	$968	0.09%
Commercial and industrial	103,409	48,921	152,330	36,458	188,788	6,367	195,155	(6,171)	188,983	2.38%
Commercial real estate - owner occupied	10,411	(1,851)	8,560	1,993	10,553	(15)	10,538	1,215	11,755	1.30%
Commercial and business lending	113,820	47,070	160,890	38,451	199,342	7,159	206,501	(4,795)	201,706	2.05%
Commercial real estate - investor	41,044	2,287	43,331	(785)	42,546	16,524	59,070	31,850	90,921	2.10%
Real estate construction	32,447	25,814	58,261	7,428	65,688	10,585	76,273	(10,528)	65,745	3.54%
Commercial real estate lending	73,490	28,101	101,591	6,643	108,235	27,109	135,343	21,323	156,667	2.53%
Total Commercial	187,311	75,171	262,482	45,094	307,577	34,269	341,844	16,527	358,372	2.23%
Residential mortgage	16,960	33,215	50,175	(6,227)	43,947	(121)	43,826	(183)	43,643	0.55%
Home equity	11,964	14,240	26,204	39	26,244	(936)	25,308	(2,359)	22,949	3.01%
Other consumer	7,044	8,520	15,564	737	16,302	1,299	17,601	(578)	17,023	5.40%
Total consumer	35,968	55,975	91,943	(5,450)	86,493	242	86,735	(3,120)	83,616	0.93%
Total allowance for credit losses on loans	$223,278	$131,147	$354,425	$39,643	$394,069	$34,510	$428,579	$13,408	$441,988	1.77%
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $2.2 billion, or 10%, from both December 31, 2019 and September 30, 2019, primarily driven by increases in PPP loans and commercial real estate lending. In addition, the Corporation added $370 million in loans from the First Staunton acquisition during the first quarter of 2020. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.

•Potential problem loans increased $132 million, or 82%, from December 31, 2019 and increased $160 million, or 120%, from September 30, 2019, primarily due to increases in commercial and industrial and commercial real estate - investor loans, stemming in part from the effects of COVID-19. See Table 16 for additional information on the changes in potential problem loans.

•Total nonaccrual loans increased $113 million, or 96%, from December 31, 2019 and increased $103 million, or 80%, from September 30, 2019. The increases were primarily due to an increase in nonaccrual commercial & industrial loans and nonaccrual commercial real estate - investor loans, stemming in part from the effects of COVID-19. See Note 7 Loans of the notes to consolidated financial statements and Table 16 for additional disclosures on the changes in asset quality.

•YTD net charge offs increased $32 million from September 30, 2019, primarily driven by oil and gas charge offs. See Table 8, Table 17, and Table 18 for additional information regarding the activity in the ACLL.

Management believes the level of ACLL to be appropriate at September 30, 2020.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 20 Period End Deposit and Customer Funding Composition

	September 30, 2020		June 30, 2020		March 31, 2020		December 31, 2019		September 30, 2019
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$7,489,048	28%	$7,573,942	29%	$6,107,386	24%	$5,450,709	23%	$5,503,223	23%
Savings	3,529,423	13%	3,394,930	13%	3,033,039	12%	2,735,036	12%	2,643,950	11%
Interest-bearing demand	5,979,449	22%	5,847,349	22%	6,170,071	24%	5,329,717	22%	5,434,955	22%
Money market	7,687,775	29%	7,486,319	28%	7,717,739	30%	7,640,798	32%	7,930,676	32%
Brokered CDs	—	—%	4,225	—%	65,000	—%	5,964	—%	16,266	—%
Other time	2,026,852	8%	2,244,680	8%	2,568,345	10%	2,616,839	11%	2,893,493	12%
Total deposits	$26,712,547	100%	$26,551,444	100%	$25,661,580	100%	$23,779,064	100%	$24,422,562	100%
Customer funding(a)	198,741		178,398		142,174		103,113		108,369
Total deposits and customer funding	$26,911,289		$26,729,842		$25,803,754		$23,882,177		$24,530,932
Network transaction deposits(b)	$1,390,778		$1,496,958		$1,731,996		$1,336,286		$1,527,910
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$25,520,511		$25,228,660		$24,006,758		$22,539,927		$22,986,756
Time deposits of more than $250,000	$463,739		$559,434		$756,195		$861,183		$1,074,990
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•Deposits are the Corporation’s largest source of funds.
•Total deposits increased $2.9 billion, or 12%, from December 31, 2019 and increased $2.3 billion, or 9%, from September 30, 2019 driven by customers holding proceeds from government stimulus programs in their deposit accounts. In addition, on February 14, 2020, the Corporation assumed $439 million in deposits from the acquisition of First Staunton.
•Noninterest-bearing deposits increased $2.0 billion, or 37%, from December 31, 2019, and increased $2.0 billion, or 36%, from September 30, 2019 and savings accounts increased $794 million, or 29%, from December 31, 2019 and increased $885 million, or 33%, from September 30, 2019. These increases were primarily due to government stimulus program inflows.
•Time deposits decreased $596 million, or 23%, from December 31, 2019 and decreased $883 million, or 30%, from September 30, 2019 due to higher priced time deposits rolling off as they mature.
•Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts comprised 92% of the Corporation's total deposits at September 30, 2020.

•Included in the above amounts were $1.4 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 5% of the Corporation's total deposits at September 30, 2020. Network deposits increased $54 million, or 4%, from December 31, 2019, but decreased $137 million, or 9%, from September 30, 2019.
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

The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2020, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of September 30, 2020, the Bank had $5.1 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2020, the Bank had $943 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $51 million was outstanding as of September 30, 2020.
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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at September 30, 2020 are displayed below:
Table 21 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable

For the nine months ended September 30, 2020, net cash provided by operating activities and financing activities was $423 million and $1.7 billion, respectively, while net cash used in investing activities was $1.6 billion for a net increase in cash, cash equivalents, and restricted cash of $525 million since year-end 2019. At September 30, 2020, assets of $34.7 billion increased $2.3 billion, or 7%, from year-end 2019, primarily driven by a $2.2 billion, or 10%, increase in loans. On February 14, 2020, the Corporation added $370 million in loans from the First Staunton acquisition and at September 30, 2020 the Corporation had $1.0 billion in PPP loans that were originated throughout the year, largely in the second quarter of 2020. On the funding side, deposits of $26.7 billion increased $2.9 billion, or 12%, from year-end. On February 14, 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition. In addition, the increase in balances was due to customers holding proceeds from government stimulus programs in their deposit accounts.
For the nine months ended September 30, 2019, net cash provided by operating activities, and investing activities was $470 million, and $1.6 billion, respectively, while financing activities used net cash of $2.2 billion for a net decrease in cash, cash equivalents, and restricted cash of $117 million since year-end 2018. At September 30, 2019, assets of $32.6 billion decreased $1.0 billion, or 3%, from year-end 2018, primarily driven by a $511 million, or 13% decrease in available for sale investment securities, and a $540 million, or 20%, decrease in held to maturity securities. On June 14, 2019, the Corporation added $116 million in loans from the Huntington branch acquisition. On the funding side, deposits of $24.4 billion decreased $475 million, or 2%, from year-end. On June 14, 2019, the Corporation assumed $725 million of deposits from the Huntington branch acquisition. As a result of the acquisition, the Corporation was able to reduce higher cost brokered CDs and network deposits. FHLB advances of $2.9 billion decreased $697 million, or 19%, from year-end 2018.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first nine months of 2020.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at September 30, 2020.
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
Table 22 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Dynamic Forecast September 30, 2020	Static Forecast September 30, 2020	Dynamic Forecast December 31, 2019	Static Forecast December 31, 2019
Gradual Rate Change
100 bp increase in interest rates	5.8%	5.8%	4.0%	3.7%
200 bp increase in interest rates	11.8%	11.5%	7.4%	6.7%
At September 30, 2020, the MVE profile indicates an increase in net balance sheet value due to instantaneous upward changes in rates.

Table 23 Market Value of Equity Sensitivity

	September 30, 2020	December 31, 2019
Instantaneous Rate Change
100 bp increase in interest rates	1.7%	(0.5)%
200 bp increase in interest rates	2.9%	(2.1)%
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at September 30, 2020, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 24 Contractual Obligations and Other Commitments

($ in Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$1,604,065	$335,633	$87,143	$11	$2,026,852
Short-term funding	206,316	—	—	—	206,316
FHLB advances	91,768	9,961	1,000,633	604,401	1,706,763
PPPLF	—	1,000,145	22,073	—	1,022,217
Other long-term funding	299,243	155	249,803	—	549,201
Operating leases	9,250	12,589	8,135	10,859	40,833
Commitments to extend credit	4,556,350	3,753,792	1,357,817	178,277	9,846,235
Total	$6,766,992	$5,112,274	$2,725,604	$793,548	$15,398,417
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2020 is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, PPPLF, and long-term funding. See also Note 18 Leases of the notes to consolidated financial statements for additional information on the Corporation's operating leases.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At September 30, 2020, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 25 Capital Ratios

	YTD		Quarter Ended
($ in Thousands)	September 30, 2020	September 30, 2019	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Risk-based Capital(a)
CET1			$2,671,739	$2,651,286	$2,421,135	$2,480,698	$2,482,394
Tier 1 capital			3,024,710	3,004,424	2,676,951	2,736,776	2,738,708
Total capital			3,601,705	3,577,757	3,249,807	3,208,625	3,224,538
Total risk-weighted assets			26,141,710	25,864,463	25,866,140	24,296,382	24,312,727
CET1 capital ratio			10.22%	10.25%	9.36%	10.21%	10.21%
Tier 1 capital ratio			11.57%	11.62%	10.35%	11.26%	11.26%
Total capital ratio			13.78%	13.83%	12.56%	13.21%	13.26%
Tier 1 leverage ratio			9.02%	9.08%	8.50%	8.83%	8.57%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets			11.66%	11.34%	11.18%	12.11%	12.03%
Dividend payout ratio(b)	36.73%	34.23%	69.23%	19.15%	66.67%	41.86%	34.00%
Return on average assets(c)	0.93%	1.02%	0.51%	1.72%	0.57%	0.89%	1.00%
Noninterest expense / average assets(c)	2.35%	2.37%	2.55%	2.12%	2.37%	2.51%	2.40%
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
(c) Annualized.
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2020, which consisted entirely of repurchases related to tax withholding on equity compensation with no open market purchases due to the suspension of the share repurchase program on March 13, 2020.
During the second quarter of 2020, the Corporation completed the issuance of 4.0 million depositary shares each representing a 1/40th interest in a share of 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, for net proceeds of approximately $97 million.
In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one impact of CECL adoption on regulatory capital ratios. In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides an option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period. The Corporation has elected to utilize the CECL Transition Provision granted by the banking regulators. Under these provisions, the Day 1 capital impact relating to the adoption of ASU 2016-13 and 25% of the difference between the period end ACL and the Day 1 ACL will be 100% deferred for 2 years, and then phased in over the next 3 years. At September 30, 2020, the Corporation had a modified CECL transitional amount of $120 million.

Non-GAAP Measures
Table 26 Non-GAAP Measures

	YTD		Quarter Ended
($ in Thousands)	September 30, 2020	September 30, 2019	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Selected Equity and Performance Ratios(a)(b)
Tangible common equity / tangible assets			7.50%	7.25%	6.90%	7.71%	7.65%
Return on average equity	8.20%	8.83%	4.46%	15.55%	4.80%	7.31%	8.47%
Return on average tangible common equity	12.79%	13.86%	6.36%	25.45%	7.31%	11.33%	13.27%
Return on average common equity Tier 1	11.97%	13.15%	5.98%	23.71%	6.84%	10.94%	12.78%
Return on average tangible assets	0.97%	1.06%	0.52%	1.78%	0.59%	0.93%	1.04%
Average stockholders' equity / average assets	11.38%	11.57%	11.35%	11.04%	11.79%	12.16%	11.77%
Tangible Common Equity Reconciliation(a)
Common equity			$3,691,796	$3,670,612	$3,533,755	$3,665,407	$3,664,139
Goodwill and other intangible assets, net			(1,178,409)	(1,180,661)	(1,284,111)	(1,264,531)	(1,267,319)
Tangible common equity			$2,513,387	$2,489,951	$2,249,644	$2,400,876	$2,396,820
Tangible Assets Reconciliation(a)
Total assets			$34,698,746	$35,501,464	$33,908,056	$32,386,478	$32,596,460
Goodwill and other intangible assets, net			(1,178,409)	(1,180,661)	(1,284,111)	(1,264,531)	(1,267,319)
Tangible assets			$33,520,337	$34,320,803	$32,623,944	$31,121,947	$31,329,141
Average Tangible Common Equity and Average Common Equity Tier 1 Reconciliation(a)(b)
Common equity	$3,610,864	$3,600,774	$3,680,687	$3,566,293	$3,585,083	$3,657,823	$3,646,758
Goodwill and other intangible assets, net	(1,244,147)	(1,253,484)	(1,179,796)	(1,281,176)	(1,272,175)	(1,266,117)	(1,268,960)
Tangible common equity	2,366,717	2,347,290	2,500,891	2,285,117	2,312,908	2,391,706	2,377,798
Modified CECL transitional amount	112,441	N/A	120,228	115,272	101,340	N/A	N/A
Accumulated other comprehensive loss (income)	4,762	79,775	(3,682)	7,663	10,398	36,810	42,224
Deferred tax assets (liabilities), net	44,516	46,713	42,183	44,777	46,635	47,774	48,772
Average common equity Tier 1	$2,528,436	$2,473,778	$2,659,620	$2,452,829	$2,471,281	$2,476,290	$2,468,794
Average Tangible Assets Reconciliation(a)
Total assets	$34,328,806	$33,337,911	$35,550,359	$34,845,943	$32,577,005	$32,182,183	$33,154,000
Goodwill and other intangible assets, net	(1,244,147)	(1,253,484)	(1,179,796)	(1,281,176)	(1,272,175)	(1,266,117)	(1,268,960)
Tangible assets	$33,084,660	$32,084,428	$34,370,563	$33,564,768	$31,304,829	$30,916,066	$31,885,039
Efficiency Ratio Reconciliation(c)
Federal Reserve efficiency ratio	62.34%	64.18%	85.41%	43.49%	70.37%	69.14%	66.55%
Fully tax-equivalent adjustment	(0.75)%	(0.83)%	(1.29)%	(0.39)%	(0.96)%	(0.91)%	(0.90)%
Other intangible amortization	(0.80)%	(0.79)%	(0.87)%	(0.65)%	(0.95)%	(0.93)%	(0.89)%
Fully tax-equivalent efficiency ratio	60.80%	62.58%	83.25%	42.46%	68.47%	67.32%	64.78%
Acquisition related costs adjustment(d)	(0.24)%	(0.65)%	(0.08)%	(0.12)%	(0.58)%	(0.45)%	(0.53)%
Provision for unfunded commitments adjustment	(1.64)%	0.16%	2.87%	(1.91)%	(5.18)%	0.34%	(0.33)%
Asset gains (losses), net adjustment	10.89%	0.16%	(0.11)%	22.10%	(0.02)%	0.09%	0.18%
3Q 2020 Initiatives(e)	(7.07)%	—%	(22.90)%	—%	—%	—%	—%
Adjusted efficiency ratio	62.74%	62.24%	63.00%	62.53%	62.70%	67.30%	64.11%
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
(c) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs and 3Q 2020 initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, acquisition related costs, and asset gains (losses), net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs, provision for unfunded commitments, 3Q 2020 initiatives, and asset gains (losses), net.
(d) 2020 periods include First Staunton acquisition related costs, while 2019 periods include Huntington branch and First Staunton acquisition related costs.
(e) 3Q 2020 initiatives consist of cost saving efforts that were executed during the quarter. These initiatives included a $45 million loss on prepayment of FHLB advances, $10 million in severance, and $5 million in write-downs related to branch sales and lease breakage related to announced branch consolidations.

Sequential Quarter Results
The Corporation reported net income of $45 million for the third quarter of 2020, compared to net income of $149 million for the second quarter of 2020. Net income available to common equity was $40 million for the third quarter of 2020, or $0.26 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2020 was $145 million, or $0.94 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2020 was $186 million, $8 million, or 4%, lower than the second quarter of 2020. The net interest margin in the third quarter of 2020 was down 18 bp to 2.31%. Average earning assets increased $855 million, or 3%, to $32.1 billion in the third quarter of 2020 primarily driven by excess funds invested at the Federal Reserve Bank which negatively impacted margin. On the funding side, average interest-bearing deposits were up $211 million, or 1%, and noninterest bearing deposits were up $486 million, or 7%, primarily due to customers holding proceeds from government stimulus programs in their deposit accounts. In addition, PPPLF borrowings increased $244 million while FHLB advances decreased $361 million, or 13%, primarily driven by the prepayment of $950 million of FHLB advances during the third quarter of 2020 (see Table 2).
The provision for credit losses was $43 million for the third quarter of 2020, compared to $61 million in the second quarter of 2020 (see Table 17). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2020 decreased $179 million from the second quarter of 2020, primarily due to a $163 million gain on sale of ABRC during the second quarter of 2020 and lower insurance revenue related to the sale of ABRC (see Table 3).
Noninterest expense increased $44 million, or 24%, to $228 million, due to incurring a $45 million loss on the prepayment of FHLB advances during the third quarter. In addition, personnel expense decreased quarter over quarter from the sale of ABRC partially offset by elevated severance from the announced restructurings during the third quarter of 2020 (see Table 4).
For the third quarter of 2020, the Corporation recognized an income tax benefit of $58 million, compared to income tax expense of $51 million for the second quarter of 2020. The lower income tax expense during the third quarter of 2020 compared to the second quarter of 2020 was primarily driven by less income before taxes as a result of the second quarter gain on sale of ABRC, and the execution of tax planning strategies which allowed for the recognition of built in capital losses and a tax basis step-up yielding a change in the tax benefit of $35 million quarter over quarter. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results

The Corporation reported net income of $45 million for the third quarter of 2020, compared to $83 million for the third quarter of 2019. Net income available to common equity was $40 million for the third quarter of 2020, or $0.26 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2019 was $80 million, or $0.50 for basic earnings per share and $0.49 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2020 was $186 million, $24 million, or 12%, lower than the third quarter of 2019. The net interest margin between the comparable quarters was down 50 bp, to 2.31% in the third quarter of 2020. The decrease in net interest income and net interest margin was due to a lower interest rate environment. Average earning assets increased $2.3 billion, or 8%, to $32.1 billion in the third quarter of 2020 as the Corporation added PPP loans during the second and third quarters of 2020. Additionally, excess funds invested at the Federal Reserve increased which negatively impacted net interest margin. On the funding side, average interest-bearing deposits decreased $449 million, or 2%, from the third quarter of 2019, due to decreases in higher cost deposits. Average noninterest-bearing deposits increased $2.1 billion, or 39% to $7.4 billion. Average short and long-term funding increased $578 million, or 16%, partially due to an increase in PPPLF borrowings offset partially by decreases in both FHLB advances and long-term funding (see Table 2).
The provision for credit losses was $43 million for the third quarter of 2020, compared to $2 million for the third quarter of 2019 (see Table 17). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2020 was $76 million, down $25 million. or 25%, compared to the third quarter of 2019, primarily due to minimal insurance revenue due to the sale of ABRC in the second quarter of 2020 (see Table 3).
Noninterest expense increased $27 million, or 13%, to $228 million for the third quarter of 2020, due to a $45 million loss on the prepayment of FHLB advances, partially offset by a $15 million, or 12%, decrease in personnel expense primarily related

Back to table of contents
to the sale of ABRC partially offset by elevated severance from the announced restructurings during the third quarter of 2020 (see Table 4).
The Corporation recognized an income tax benefit of $58 million for the third quarter of 2020, compared to income tax expense of $21 million for the third quarter of 2019. Income tax expense is lower than the comparable quarter primarily driven by less income before taxes, and the execution of tax planning strategies which allowed for the recognition of built in capital losses and a tax basis step-up yielding a decrease in tax expense of $49 million during the third quarter of 2020. See section Income Taxes for a detailed discussion on income taxes.
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

Table 27 Selected Segment Financial Data

Three Months Ended September 30,	Nine Months Ended September 30,
($ in Thousands)	2020	2019	% Change	2020	2019	% Change
Corporate and Commercial Specialty
Total revenue	$136,376	$132,691	3%	$412,987	$399,495	3%
Credit provision	15,572	12,248	27%	41,456	37,417	11%
Noninterest expense	52,144	57,946	(10)%	159,471	174,570	(9)%
Income tax expense (benefit)	12,600	11,249	12%	39,461	35,472	11%
Average earning assets	14,614,788	12,887,424	13%	14,064,225	12,796,836	10%
Average loans	14,681,690	12,952,246	13%	14,124,838	12,853,566	10%
Average deposits	9,631,000	9,985,041	(4)%	9,387,212	9,930,193	(5)%
Average allocated capital (Average CET1)(a)	1,468,341	1,294,617	13%	1,414,696	1,281,093	10%
Return on average allocated capital (ROCET1)(a)	15.19%	15.71%	(52)	bp	16.30%	15.87%	43 bp
Community, Consumer, and Business
Total revenue	$115,833	$159,148	(27)%	$404,345	$470,688	(14)%
Credit provision	5,758	4,631	24%	16,296	13,942	17%
Noninterest expense	102,100	118,241	(14)%	335,591	345,611	(3)%
Income tax expense (benefit)	1,675	7,618	(78)%	11,016	23,338	(53)%
Average earning assets	9,482,677	9,285,506	2%	9,522,498	9,270,774	3%
Average loans	9,414,194	9,217,874	2%	9,457,405	9,205,289	3%
Average deposits	15,577,322	13,369,386	17%	14,753,893	12,762,492	16%
Average allocated capital (Average CET1)(a)	507,233	543,473	(7)%	543,377	545,760	—%
Return on average allocated capital (ROCET1)(a)	4.94%	20.92%	N/M	10.19%	21.51%	N/M
Risk Management and Shared Services
Total revenue(c)	$5,487	$15,376	(64)%	$185,973	$53,239	N/M
Credit provision	21,679	(14,879)	N/M	99,257	(35,359)	N/M
Noninterest expense(b)	73,343	24,743	196%	108,122	70,198	54%
Income tax expense (benefit)(d)	(72,389)	2,080	N/M	(47,135)	3,546	N/M
Average earning assets	8,016,381	7,649,160	5%	7,281,117	8,102,949	(10)%
Average loans	867,187	1,081,948	(20)%	906,992	1,178,341	(23)%
Average deposits	1,631,256	1,846,776	(12)%	1,621,079	2,255,985	(28)%
Average allocated capital (Average CET1)(a)	684,046	630,704	8%	570,363	646,925	(12)%
Return on average allocated capital (ROCET1)(a)	(13.00)%	(0.23)%	N/M	6.03%	0.71%	N/M
Consolidated Total
Total revenue(c)	$257,695	$307,216	(16)%	$1,003,305	$923,422	9%
Return on average allocated capital (ROCET1)(a)	5.98%	12.78%	N/M	11.97%	13.15%	(118)	bp
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
(b) For the three months ended September 30, 2020 and 2019, the Risk Management and Shared Services segment included approximately $218 thousand and $2 million respectively, of acquisition related noninterest expense. For the nine months ended September 30, 2020 and 2019, the Risk Management and Shared Services segment included approximately $2 million and $6 million respectively, of acquisition related noninterest expense. For the three and nine months ended September 30, 2020, the Risk Management and Shared Services segment also incurred a $45 million loss on the prepayment of FHLB advances.
(c) For the nine months ended September 30, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC.
(d) The Corporation has recognized $63 million in tax benefits for the nine months ended September 30, 2020, and $49 million for the three months ended September 30, 2020, primarily driven by tax planning strategies which allowed for the recognition of built in capital losses and tax basis step-up yielding this tax benefit.

Notable Changes in Segment Financial Data
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals and small to mid-sized businesses.
•Revenue increased $4 million, or 3%, from the three months ended September 30, 2019, and increased $13 million, or 3%, from the first nine months of 2019. The increase from the nine months ended 2019 was primarily driven by a $9 million increase in capital market fees, which were driven by higher interest rate swap fees.

•Noninterest expense decreased $6 million, or 10%, from the three months ended September 30, 2019, and decreased $15 million, or 9%, from the first nine months of 2019. The decrease from the first nine months of 2019 was mainly driven by an $11 million decrease in personnel expense primarily related to a decrease in the funding for the management incentive plan.
•Average loans increased $1.7 billion, or 13%, from the three months ended September 30, 2019, and increased $1.3 billion, or 10%, from the first nine months of 2019, primarily driven by PPP loans and growth in CRE loans.
The Community, Consumer, and Business segment consists of lending, deposit solutions, and historically offered ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Revenue decreased $43 million, or 27%, from the three months ended September 30, 2019, and decreased $66 million, or 14%, from the first nine months of 2019. The decrease from the nine months ended 2019 was primarily due to a decrease in segment net interest income of $36 million which was largely driven by the current interest rate environment, along with a $24 million decrease in insurance commissions and fees which can be attributed to the sale of ABRC.
•Noninterest expense decreased $16 million, or 14%, from the three months ended September 30, 2019, and decreased $10 million, or 3%, from the first nine months of 2019, primarily driven by a $10 million decrease in personnel expense, largely driven by a reduction in FTEs as a result of the sale of ABRC.
•Average deposits increased $2.2 billion, or 17%, from the three months ended September 30, 2019, and increased $2.0 billion, or 16%, from the first nine months of 2019, primarily driven by customers holding proceeds from government stimulus programs in their deposit accounts.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues decreased $10 million, or 64%, from the three months ended September 30, 2019, but increased $133 million from the first nine months of 2019, primarily driven by a $163 million asset gain on sale of ABRC.
•Credit provision increased $37 million from the three months ended September 30, 2019, and increased $135 million from the first nine months of 2019, as a result of the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology.
•Noninterest expense increased $49 million from the three months ended September 30, 2019, and increased $38 million, or 54%, from the first nine months of 2019. The increase from the first nine months of 2019 was mainly driven by a $45 million FHLB prepayment fee, which was partially offset by a $12 million decrease in personnel expense related to a decrease in the funding for the management incentive plan.
•Income tax expense decreased $74 million from the three months ended September 30, 2019, and decreased $51 million from the first nine months of 2019. The lower tax expense from the first nine months of 2019 was due to tax planning strategies, which led to a $63 million tax benefit.
•Average loans decreased $215 million, or 20%, from the three months ended September 30, 2019, and decreased $271 million, or 23%, from the first nine months of 2019. The decrease from the first nine months of 2019 was mainly driven by a decrease in oil and gas lending.
•Average deposits decreased $216 million, or 12%, from the three months ended September 30, 2019, and decreased $635 million, or 28%, from the first nine months of 2019, primarily driven by a decrease in higher cost network and time deposit accounts.
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
Recent Developments
On October 8, 2020, the SBA released a streamlined loan forgiveness application for PPP loans totaling $50,000 or less. This release is expected to simplify the forgiveness application and allow for quicker receipt of paydowns of small balance PPP loans. As of October 8, 2020, the Corporation holds approximately 5,500 loans totaling $95 million that fall under the threshold defined by the SBA in the streamlined application.

On October 27, 2020, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated's 6.125% Series C Perpetual Preferred Stock, payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on December 15, 2020 to shareholders of record at the close of business on December 1, 2020.

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
As of September 30, 2020, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2020.
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
The following risk factors supplement the Risk Factors described in the Corporation’s 2019 Annual Report on Form 10-K and in the Corporation's Quarterly Reports on Form 10-Q for the periods ended March 31, and June 30, 2020, and should be read in conjunction therewith
The coronavirus disease (COVID-19) pandemic has resulted in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business, financial condition or results of operations. The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Federal and state governments are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. Although in various locations some of the activity restrictions listed above have been relaxed with progressive success, in many geographies the number of individuals diagnosed with COVID-19 has significantly increased causing a freezing or even reversal of the relaxation of activity restrictions. The cessation of stay-at-home orders in Wisconsin, Illinois, and Minnesota, and the relaxation of various activity restrictions, have resulted in an increased number of positive COVID-19 cases in these geographies. For example, recent reports have indicated that Wisconsin, Illinois and Minnesota all suffered their highest number of reported daily COVID-19 cases on October 16, 2020. This resurgence has heightened pressure on state officials to reverse the relaxation of activity restrictions, which causes further uncertain economic conditions and could lead again to a shutdown of businesses and operations.

The uncertain economic conditions and various activity restrictions due to COVID-19 have resulted in an extremely challenging operating environment for many businesses, and the complete shutdown of others, as well as record levels of unemployment. The national unemployment rate was 7.9% as of September 2020, which while down from 11.1% in June 2020, remains significantly higher than the pre-pandemic 3.6% in January 2020. Further, the Federal Pandemic Unemployment Compensation, which under Section 2104 of the CARES Act allows for additional payments to covered individuals of up to $600 per week, expired as of July 31, 2020 and it is uncertain whether and to what extent the benefit will be renewed by Congress.

The COVID-19 pandemic is rapidly evolving and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken currently or in the future by governmental authorities in response to the pandemic. And while there have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, including the $2 trillion CARES Act, as expanded by the Paycheck Protection Program and Health Care Enhancement Act, in an effort to counteract the significant economic disruption from COVID-19, there can be no assurance that these packages will be sufficient, or produce positive results quickly enough, to stimulate the economy, and additional governmental stimulus and related interventions may be needed. Accordingly, the Corporation will be operating under uncertain economic conditions for a lengthy period of time.

Additionally the COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. To help address these issues, the FOMC reduced the benchmark federal funds rate to a target range of 0% to 0.25%, the lowest since the 2008 economic crisis, and the yields on 10 and 30-year treasury notes have declined to historic lows. At its June and July meetings, the FOMC continued its commitment to this approach, indicating that the target federal funds rate would remain at current levels until the economy is in position to achieve the FOMC's maximum-employment and price stability goals. At its September meeting, the FOMC confirmed its continued commitment to maintaining this approach, indicating that while financial conditions have improved since the summer months, additional stimulus from the federal government is essential to our economy's recovery. In addition, in order to support the flow of credit to households and businesses, the Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasury securities and agency residential and commercial MBS to sustain proper functioning of the financial markets. The reductions in interest rates, especially if prolonged, could adversely affect our net interest income, net interest spread and net interest margin. Further, the overall impact of COVID-19 on the financial markets could result in a significant decline in the market value of the Corporation's common stock, which may cause us to perform a goodwill impairment test in between annual tests. If that impairment test indicates that the fair value of any of our reporting units is less than its carrying amount, we may be required to record a goodwill impairment charge, which could adversely affect our results of operations. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of COVID-19's effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our remote working arrangements, third party providers' ability to support our operations, and any further action taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Regulatory and governmental actions to mitigate the impact of COVID-19 on borrowers, including required loan forbearances and restrictions on evictions, could result in a material decline in our earnings. There have been a number of recent bank regulatory actions and legislative changes intended to help mitigate the adverse economic impact of COVID-19 on borrowers, including mandates requiring financial institutions to work constructively with borrowers affected by COVID-19. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. Although Wisconsin and Minnesota's temporary ban on all residential and commercial evictions and foreclosures have expired, Illinois has extended its ban through October 17, 2020, and there is mounting pressure on governors and localities to take further relief action. In addition, we have implemented the following programs to assist our borrowers and other customers in mitigating the impact of COVID-19: consumer and commercial loan and credit card deferral programs, suspension and reassessment of certain transaction and late fees, and the suspension of foreclosures and repossessions.

At the federal level, Section 4022 of the CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to COVID-19 to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on August 27, 2020, the Federal Housing Finance Agency announced that Fannie Mae and Freddie Mac would extend their single-family moratorium on foreclosures and evictions through December 31, 2020. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact develop.

As a result of the forbearance and mitigation programs described above, we have experienced a significant decline in borrower loan payments, which may continue into the future and have a material impact on our earnings.

We expect our loan portfolios to be significantly affected by the response to COVID-19 and our allowance for credit losses on loans may not be sufficient to cover losses in our portfolios. The economic shutdown in response to COVID-19 has resulted in a significant increase in delinquencies and loans on non-accrual status across all of our loan portfolios, particularly our commercial loan portfolio as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. As of September 30, 2020, our commercial loan portfolio includes $2.1 billion, representing 8.4% of total loans, to borrowers in key industries which may see elevated risk as a result of the current economic dynamics. These key exposures include: $1.1 billion of loans to retailers and shopping centers, $333 million to oil & gas producers, $247 million of loans to borrowers in the hotel industry, $116 million to restaurant related borrowers, and approximately $266 million across various exposures, which have been significantly impacted by the COVID-19 pandemic. The elevated unemployment rate will continue to have a significant adverse impact on the ability of our residential and multi-family borrowers to repay their loans.

As a result of our evaluation of the current and expected impacts of COVID-19 on our loan portfolios, our loan losses and delinquencies have significantly exceeded what we anticipated when our ACLL was established at the end of 2019. As a result, we have increased our ACLL by $219 million to $442 million for the first nine months of 2020, compared to $223 million at the end of 2019. As the economic impact due to COVID-19 continues and there are no assurances as to how long it will be before the COVID-19 pandemic abates and economic activity can begin to resume to pre-COVID-19 pandemic levels, there is no assurance that we will not need to significantly add to our loan loss reserves in future periods.

We have originated a significant number of loans under the SBA’s Paycheck Protection Program, which may result in a large number of such loans remaining on our consolidated balance sheets at a very low yield for an extended period of time. We are a significant participant as a lender under the SBA’s PPP established under the CARES Act. The PPP authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5th. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. If not forgiven, these loans will be guaranteed by the SBA under the SBA’s section 7(a) program. As of September 30, 2020, we had PPP loans with outstanding balances of $1.0 billion. In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA has recently streamlined the loan forgiveness process for loans $50,000 or less, it has taken longer than initially anticipated for the SBA to finalize the forgiveness processes. Thus, absent regulatory relief, extended forbearance waiting times due to SBA-related delays are likely. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. Additionally, the PPP loans are not secured by an interest in a borrower's assets or otherwise backed by personal guarantees. We will continue to face increased operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults.

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

Risks Related to Oil and Gas Industry

We may be adversely affected by declines in oil prices. Ongoing volatility in the oil and gas markets has compressed margins for many U.S.-based oil producers and others in the oil and gas industry. Our oil and gas portfolio is comprised of 30 credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by price volatility or a downturn in oil and gas prices. During the first quarter of 2020, there was a drastic decrease in crude oil prices as a result of the reported dispute between Russia and Saudi Arabia regarding oil production levels, which could result in a material adverse impact on such borrowers. Although there was a rise in crude oil prices during the second quarter, the evolving nature of the global COVID-19 pandemic has resulted in volatile global demand for oil and gas. As of September 30, 2020, our oil and gas loan exposure was $498 million of commitments with $333 million outstanding, representing less than 2% of our loan portfolio. The ACLL related to this portfolio was 15.3% at September 30, 2020, compared to 19.4% at June 30, 2020. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for credit losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2020, the Corporation repurchased approximately $470,000 of common stock, consisting entirely of repurchases related to tax withholding on equity compensation with no open market purchases due to the suspension of the share repurchase program. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2020 - July 31, 2020	21,229	$13.54	—	—
August 1, 2020 - August 31, 2020	4,382	13.91	—	—
September 1, 2020 - September 30, 2020	9,199	13.17	—	—
Total	34,810	$13.49	—	8,922,429
(a) During the third quarter of 2020, the Corporation repurchased 34,810 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization.
(b) On December 10, 2019, the Board of Directors authorized the repurchase of up to $150 million of the Corporation's common stock. The repurchase authorization was in addition to the previous authorized repurchases. At September 30, 2020, there remained approximately $113 million authorized to be repurchased in the aggregate. Approximately 8.9 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on September 30, 2020.

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

Preferred Stock Purchases
During the third quarter of 2020, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Corporation's Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of September 30, 2020. Using the closing stock price on September 30, 2020 of $25.67, a total of approximately 390,000 shares remained available to be repurchased under the previously approved Board authorizations.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of September 30, 2020. Using the closing stock price on September 30, 2020 of $25.55, a total of approximately 566,000 shares remained available to be repurchased under the previously approved Board authorizations.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: October 29, 2020	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: October 29, 2020	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: October 29, 2020	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer