Form 10-K
period 2020-12-31
ASSOCIATED BANC-CORP
filed 2021-02-09
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 001-31343
ASSOCIATED BANC-CORP
(Exact name of registrant as specified in its charter)

Wisconsin		39-1098068
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

433 Main Street
Green Bay,	Wisconsin	54301
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (920) 491-7500
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	ASB	The New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 6.125% Non-Cum. Perp Pref Stock, Srs C	ASB PrC	The New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.375% Non-Cum. Perp Pref Stock, Srs D	ASB PrD	The New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.875% Non-Cum. Perp Pref Stock, Srs E	ASB PrE	The New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.625% Non-Cum. Perp Pref Stock, Srs F	ASB PrF	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No  ☑
As of June 30, 2020, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,058,439,343. This excludes $43,022,845 of market value representing the outstanding shares of the registrant owned by all directors and officers who may be deemed affiliates. This includes $37,269,751 of market value representing 1.77% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of February 5, 2021, 152,831,898 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to held on April 27, 2021 are incorporated by reference in this Form 10-K into Part III.

ASSOCIATED BANC-CORP
2020 Form 10-K Table of Contents

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

2020 Plan	2020 Incentive Compensation Plan
ABRC	Associated Benefits and Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ABS	Asset Backed Securities
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ADC	Acquisition, Development, or Construction
AFS	Available for Sale
AFX	American Financial Exchange
ALCO	Asset / Liability Committee
Ameribor	American Interbank Offered Rate
AML	Anti-Money Laundering
APR	Annual Percentage Rate
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
ATR	Ability-to-Repay
Bank Mutual	Bank Mutual Corporation
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
BHC Act	Bank Holding Company Act of 1956, as amended
bp	basis point(s)
BSA	Bank Secrecy Act
CAMELS	Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CMBS	Commercial Mortgage-Backed Securities
CMOs	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DE&I	Diversity, Equity & Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	Department of Labor
DTAs	Deferred Tax Assets
DTCC	Depository Trust & Clearing Corporation
DTI	Debt-to-Income
EAR	Earnings at Risk

Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICC	Fixed Income Clearing Corporation
FICO	Financing Corporation, established by the Competitive Equality Banking Act of 1987
FICO Score	Fair Isaac Corporation score, a broad-based risk score to aid in credit decisions
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRBNY	Federal Reserve Bank of New York
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
Huntington	The Huntington National Bank, a subsidiary of Huntington Bancshares Incorporated
HVCRE	High Volatility Commercial Real Estate
IDIs	Insured Depository Institutions
LGBTQ+	Lesbian, Gay, Bisexual, Transgender, Queer, and Plus
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MMLF	Money Market Mutual Fund Liquidity Facility
MSAs	Mortgage Servicing Assets
MSLP	Main Street Lending Program
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased Credit Deteriorated

PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
QM	Qualified Mortgage
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SARs	Suspicious Activity Reports
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
USI	USI Insurance Services LLC
Whitnell	Whitnell & Co.

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
•Credit risks, including changes in economic conditions and risk relating to our ACL.
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
For a discussion of these and other risks that may cause actual results to differ from expectations, please refer to the Risk Factors Summary and Risk Factors sections of this document. The forward-looking statements contained or incorporated by reference in this document relate only to circumstances as of the date on which the statements are made. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.
Risk Factors Summary
Our business is subject to a number of risks, a summary of which is set forth below. These risks are discussed more fully in Part I, Item 1A. Risk Factors herein.
Risks Related to the COVID-19 Pandemic
•The coronavirus disease (COVID-19) pandemic has resulted in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business, financial condition or results of operations.
•Regulatory and governmental actions to mitigate the impact of the COVID-19 pandemic on borrowers could result in a material decline in our earnings.
•Our loan portfolios have been significantly affected by the COVID-19 pandemic and our ACLL may not be sufficient to cover losses in our portfolios.
•We have originated a significant number of loans under the SBA’s PPP, which may result in a large number of such loans remaining on our consolidated balance sheets at a very low yield for an extended period of time.
Credit Risks
•Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
•Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
•Our allowance for credit losses may be insufficient.
•We are subject to lending concentration risks.
•CRE lending may expose us to increased lending risks.
•We may be adversely affected by declines in oil prices.
•We depend on the accuracy and completeness of information about our customers and counterparties.
•Lack of system integrity or credit quality related to funds settlement could result in a financial loss.
•We are subject to environmental liability risk associated with lending activities.

Liquidity and Interest Rate Risks
•Liquidity is essential to our businesses.
•We are subject to interest rate risk.
•The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
•Changes in interest rates could reduce the value of our investment securities holdings.
•Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
•The planned phasing out of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.
•We rely on dividends from our subsidiaries for most of our revenue.
Operational Risks
•We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.
•Unauthorized disclosure of sensitive or confidential client or customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.
•Information security risks for financial institutions like us continue to increase in part because of new technologies, the increased use of the internet and telecommunications technologies (including mobile devices and cloud computing) to conduct financial and other business transactions, political activism, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others.
•From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions such as our acquisition of the Huntington branches and First Staunton. The integration of core systems and processes for such transactions often occur after the closing, which may create elevated risk of cyber incidents.
•Our information systems may experience an interruption or breach in security. We rely heavily on communications and information systems to conduct our business.
•We are dependent upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure.
•The potential for business interruption exists throughout our organization.
•Changes in the federal, state, or local tax laws may negatively impact our financial performance.
•Impairment of investment securities, goodwill, other intangible assets, or DTAs could require charges to earnings, which could result in a negative impact on our results of operations.
•Revenues from our investment management and asset servicing businesses are significant to our earnings.
•Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
•Severe weather, natural disasters, public health issues, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
Strategic and External Risks
•Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
•Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
•We operate in a highly competitive industry and market area.
•Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.
•Consumers may increasingly decide not to use banks to complete their financial transactions.
•Our profitability depends significantly on economic conditions in the states within which we do business.
•The earnings of financial services companies are significantly affected by general business and economic conditions.
•New lines of business or new products and services may subject us to additional risk.
•Failure to keep pace with technological change could adversely affect our business.
•We may be adversely affected by risks associated with potential and completed acquisitions.
•Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
Legal, Regulatory, Compliance and Reputational Risks
•We are subject to extensive government regulation and supervision.
•The Bank faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
•Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business.
•The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
•The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.

•We may experience unanticipated losses as a result of residential mortgage loan repurchase or reimbursement obligations under agreements with secondary market purchasers.
•We are subject to examinations and challenges by tax authorities.
•We are subject to claims and litigation pertaining to fiduciary responsibility.
•We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operation.
•The Economic Growth Act enacted in 2018 did not eliminate many of the aspects of the Dodd-Frank Act that have increased our compliance costs, and remains subject to further rulemaking.
•Negative publicity could damage our reputation.
•Ethics or conflict of interest issues could damage our reputation.
Risks Related to an Investment in Our Securities
•The price of our securities can be volatile.
•There may be future sales or other dilution of our equity, which may adversely affect the market price of our securities.
•We may reduce or eliminate dividends on our common stock.
•Common stock is equity and is subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.
•Our articles of incorporation, bylaws, and certain banking laws may have an anti-takeover effect.
•An investment in our common stock is not an insured deposit.
•An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a "bank holding company."
•Our ability to originate residential mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market.
General Risk Factors
•Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.
•Our internal controls may be ineffective.
•We may not be able to attract and retain skilled people.
•Loss of key employees may disrupt relationships with certain customers.
PART I

ITEM 1.	Business
General
Associated Banc-Corp is a bank holding company registered pursuant to the BHC Act. Our bank subsidiary, Associated Bank traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Federal Reserve to acquire three banks. At December 31, 2020, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 13 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2020, we are the largest commercial bank holding company headquartered in Wisconsin and one of the top 50 publicly traded bank holding companies headquartered in the U.S.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 228 banking branches at December 31, 2020, serving more than 120 communities, primarily within our three state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.
See Note 21 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Human Capital Matters
We are very fortunate to have diverse, committed teams of approximately 4,100 colleagues who are capable, determined and empowered to drive our company forward. By strengthening our workforce and providing opportunities for all colleagues to apply their talent and grow as professionals, we strive to foster pride in working for Associated and to be recognized as the employer of choice among Midwestern financial services firms. As a result of our efforts:
•85% of our colleagues provided feedback through an annual workplace survey conducted by a third party on key topics related to the overall health and culture of the organization. Colleague engagement has continued to increase steadily since our first survey in 2015.
•In 2020, 26% of colleagues advanced their careers at the Corporation through 745 internal promotions.
•We focus on the whole person by offering wide-ranging healthcare programs, community volunteering opportunities, retirement plans, support for parents and families and more.
•Approximately 53% of colleagues are enrolled in the Corporation’s well-being platform. In addition, approximately 3,800 colleagues and spouses participate in the Corporation’s confidential biometric screening, and nearly 400 colleagues (and over 500 total participants including family members) elect to receive free, annual vaccinations through employer-sponsored vaccine opportunities.
We believe our success begins and ends with people. For this reason, the establishment and nurturing of a culture where colleagues feel valued, respected and open to sharing ideas and perspectives is at the core of Associated Bank. This culture is anchored in the belief that an investment in the future of our colleagues is an investment in the future of our Corporation. Further, we feel a critical component to our success is our ability to recognize and value diversity and inclusion, both internally and in the communities we serve.
Our DE&I efforts focus on enhancing our workforce, strengthening our markets, and fostering a culture of belonging for our colleagues, customers and the communities we serve. These efforts are supported by members of the Corporation’s six Colleague Resource Groups (CRGs) who work to drive greater organizational awareness of and to address the unique needs of young professionals, women, veterans, LGBTQ+, people of color, and disability communities. As part of these efforts:

•People of color represent 16%, protected veterans represent 2% and people with disabilities represent 12% of our workforce.
•We continue to advance diversity representation at all levels across our organization. At year end, women or people of color represent 65% of all Assistant Vice President roles; women represent 32% of all Senior Vice President roles.
•In addition, 38% of our Executive Committee and 29% of our Board of Directors are represented by women or people of color.
•We continue to develop and implement programs to support DE&I; all colleagues participate in annual diversity, equity, and inclusion training; leaders have the opportunity for specialized training to understand the unique opportunities for hiring underrepresented groups.
•To specifically support the LGBTQ+ community, we have recently added the option to include gender pronouns to email signatures and candidate applications and have reinstituted domestic partner benefits.
None of our colleagues are represented by unions.
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

BHC Act Requirements
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
On January 30, 2020, the Federal Reserve finalized a rule that simplifies and increases transparency of its rules for determining when one company controls another company for purposes of the BHC Act. The rule became effective September 30, 2020. The rule has and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally chartered trust company subsidiary are regulated, supervised and examined by the OCC. The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiary. As part of this authority, Associated Bank and our trust company subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks according to a set fee schedule. On December 1, 2020, due to increased operating efficiencies, the OCC announced that it will reduce the rates in all fee schedules by 3 percent for the 2021 calendar year, thus reducing the assessment fees that Associated Bank will pay in 2021. This reduction is an addition to the OCC's final rule passed on June 22, 2020, which reduced the assessments paid to the OCC on September 30, 2020 in response to the impact of the COVID-19 pandemic.
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
Legislative and Regulatory Responses to the COVID-19 Pandemic
The COVID-19 pandemic is creating extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. There have been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. The governor of Minnesota suspended landlords’ ability to file eviction actions, except in very limited circumstances, until the state-wide emergency declaration ends. Further, although Wisconsin’s ban on residential and commercial evictions has expired, Illinois has extended its ban on residential evictions through March 6, 2021. There continues to be mounting pressure on governors and localities to take further relief action.
On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Section 4022 of the CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the COVID-19 pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on August 27, 2020, the FHFA announced that FNMA and FHLMC would extend their single-family moratorium on foreclosures and evictions through December 31, 2020. In addition, President Biden requested that the federal agencies discussed above continue to extend the moratorium on foreclosures on federally-guaranteed mortgages until at least March 31, 2021. In addition, under Section 4023 of the CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to COVID-19, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue.
The bank regulatory agencies ensure that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19pandemic, and indicate that they will not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by a final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. Also, in an attempt to allow individuals and businesses to more quickly access real estate equity, on September 29, 2020, the bank regulatory agencies issued a rule that deferred appraisal and evaluation requirements after the closing of certain residential and CRE transactions through December 31, 2020. On January 20, 2021, upon the inauguration of President Biden, the new Administration issued an Executive Order extending the federal eviction moratorium issued through the Centers for Disease Control and Prevention––which was recently extended by Congress through January 31, 2021––through March 31, 2021. As part of the COVID-19 relief package proposed by the Administration, this eviction moratorium would be further extended through September 30, 2021 if adopted as proposed.
Further, on December 27, 2020, the Coronavirus Response and Relief Supplemental Appropriations Act of 2021 was signed into law, which also contains provisions that could directly impact financial institutions. The act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.
The PPP, originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, businesses with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw PPP loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.
Also, the Federal Reserve, in cooperation with the Department of the Treasury, has established many financing and liquidity programs. The MSLP is intended to keep credit flowing to small and mid-sized businesses that were in sound financial condition before the coronavirus pandemic but now need financing to maintain operations. The PPPLF supplies liquidity to PPP participating financial institutions through term financing backed by PPP loans and the MMLF is intended to assist money market funds in meeting demands for redemptions by households and other investors, enhancing overall market functioning and credit provision to the broader economy.
Further, the federal bank regulatory agencies issued several interim final rules throughout the course of 2020 to neutralize the regulatory capital and liquidity effects for banks that participate in the Federal Reserve liquidity facilities. The interim final rule issued on April 9, 2020, clarifies that a zero percent risk weight applies to loans covered by the PPP for capital purposes and the interim final rule issued on May 15, 2020, permits depository institutions to choose to exclude U.S. Treasury securities and deposits at Federal Reserve Banks from the calculation of the supplementary leverage ratio. These interim final rules were finalized on September 29, 2020.
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
•specify that Tier 1 capital consists only of CET1 and certain “Additional Tier 1 Capital” instruments meeting specified requirements;
•apply most deductions/adjustments to regulatory capital measures to CET1 and not to other components of capital, potentially requiring higher levels of CET1 in order to meet minimum ratio requirements;
•increase the minimum Tier 1 capital ratio requirement from 4% to 6%;
•retain the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•permit most banking organizations, including the Parent Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•implement a new capital conservation buffer of CET1 capital equal to 2.5% of risk-weighted assets, which is in addition to the 4.5% CET1 capital ratio and be phased in over a three year period beginning January 1, 2016. This buffer is generally required to make capital distributions and pay executive bonuses;
•increase capital requirements for past due loans, HVCRE exposures, and certain short-term loan commitments;
•require the deduction of MSAs and DTAs that exceed 10% of CET1 capital in each category and 15% of CET1 capital in the aggregate; and
•remove references to credit ratings consistent with the Dodd-Frank Act and establish due diligence requirements for securitization exposures.
In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rule's advanced approaches, such as the Corporation. Specifically, the final rule extends the 2017 regulatory capital treatment of MSAs and DTAs arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, non-significant investments in the capital of unconsolidated financial institutions, significant investments in the capital of unconsolidated financial institutions that are not in the form of common stock, and CET1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations.
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

Specifically, the final rule eliminates: (i) the capital rule’s 10 percent CET 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. The capital rule will no longer have distinct treatments for significant and non-significant investments in the capital of unconsolidated financial institutions, but instead will require that banking organizations not subject to the advanced approaches capital rule deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital. The final rule will be effective on April 1, 2020, and supersedes the transition rule the federal banking agencies adopted in 2017 to allow banking organizations not subject to the advanced approaches capital rule to continue to apply the transition treatment in effect in 2017.

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
Current Expected Credit Loss Treatment
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. However, on August 26, 2020, the federal bank regulatory agencies issued a final rule that allows institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. Taken together, these measures offer institutions a transition period of up to five years. The Corporation has elected to utilize the 2020 Capital Transition Relief as permitted under applicable regulations.

On May 8, 2020, four federal banking agencies issued an interagency policy statement on the new CECL methodology. The policy statement harmonizes the agencies' policies on ACL with the FASB's new accounting standards. Specifically, the statement (1) updates concepts and practices from prior policy statements issued in December 2006 and July 2001 and specifies which prior guidance documents are no longer relevant; (2) describes the appropriate CECL methodology, in light of Topic 326, for determining ACLs on financial assets measured at amortized cost, net investments in leases, and certain off-balance sheet credit exposures; and (3) describes how to estimate an ACL for an impaired AFS debt security in line with Topic 326. The proposed policy statement is effective at the time that each institution adopts the new standards required by the FASB.
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

At December 31, 2020, the Bank satisfied the capital requirements necessary to be deemed “well capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
The Dodd-Frank Act also set the minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC was required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an insured depository institution as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 bp to 45 bp for large institutions. Premiums for Associated Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.
On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, the PPPLF and MMLF. Pursuant to the final rule, the FDIC will generally remove the effect of PPP lending in calculating an institutions deposit insurance assessment. The final rule also provides an offset to an institution's total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF. Further, on October 20, 2020, the FDIC issued a final rule to allow institutions that experienced temporary growth, from participation in the PPPLF and/or MMLF, to determine whether they are subject to the requirements of Part 363 of the FDIC's regulations (which imposes annual audit and reporting requirements on IDIs with $500 million or more in consolidated total assets) for fiscal years ending in 2021 based on the consolidated assets of December 31, 2019.
The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.
On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on insured depository institutions with total consolidated assets of $10 billion or more will cease. The last quarterly surcharge was reflected in the Bank’s December 2018 assessment invoice, which covered the assessment period from July 1, 2018 through September 30, 2018. The Bank's assessment invoices have not included a quarterly surcharge since that time.
Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15 percent in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2 percent.
DIF-insured institutions pay a FICO assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments continued until the bonds matured in September 2019. The Corporation’s assessment rate for FDIC was approximately 6 bp for 2020.
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
On December 15, 2020, the FDIC issued a final rule on brokered deposits. The rule aims to clarify and modernize the FDIC's existing regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of "deposit broker"; (2) the identification of a number of business relationships ("designated exceptions") to which the "primary purpose" exception is automatically applicable; (3) the establishment of a "transparent" application process for entities that seek a "primary purpose" exception, but do not qualify as a "designated exception"; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI are not considered a "deposit broker."
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
On June 5, 2020, the OCC issued a final rule to modernize the agency's regulations under the CRA. The rule (1) clarifies which activities qualify for CRA credit and (2) requires banks to identify an additional assessment area based on where they receive a significant portion of their domestic retail products, thus creating two assessment areas: a deposit-based assessment area and a facility-based assessment area. Further, on November 24, 2020, the OCC issued a proposed rule to establish the agency's proposed approach to determine the CRA evaluation measure benchmarks, retail lending distribution test thresholds, and community development minimums under the general performance standards set forth in the June 2020 final rule.

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

In many jurisdictions, including every U.S. state, consumers must be notified in the event of a data breach. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which became effective in January 2020, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on December 18, 2020, the federal financial regulatory agencies announced a proposal that would require supervised banking organizations to promptly notify their primary federal regulator in the event of a computer security incident. If adopted without substantial change, the proposed rule would require banking organizations to notify their primary federal regulator promptly, and not later than 36 hours after, the discovery of such incidents, termed "computer-security incidents" that are "notification incidents."

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
Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2020, the Corporation did not discover any material cybersecurity incidents.
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
Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related anti-money laundering laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments, including those with respect to beneficial ownership, require the Department of Treasury and FinCEN to promulgate rules.
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
Volcker Rule
The Dodd-Frank Act prohibits insured depository institutions and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted regulations implementing the Volcker Rule. Those regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The regulations also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Historically, this meant that the largest banking entities (i.e., those with $50 billion or more in assets) had higher reporting requirements, but in November 2019, five federal banking agencies issued a final rule revising certain aspects of the Volcker Rule. The final rule simplifies and streamlines compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the rule, compliance requirements will be based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities) will have heightened compliance obligations.
The rule became effective on January 1, 2020, and banking entities were required to comply as of January 1, 2021. Although we will benefit from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold, we will remain subject to the modified rules and requirements related to covered funds. Accordingly, we expect that the revised rule will reduce some of our compliance costs, but in the short term we may experience some costs in developing and implementing changes in conformance with the rule. Further, on June 25, 2020, the five U.S. financial regulators issued a final rule that modifies the rule's prohibition on banking entities investing in or sponsoring "covered funds." The new rule (1) streamlines the covered funds portion of the rule; (2) addresses the extraterritorial treatment of certain foreign funds; and (3) permits banking entities to offer financial services and engage in other activities that do not raise concerns that the Volker Rule was intended to address.
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
Under TILA as implemented by Regulation Z, as amended by the CFPB effective January 10, 2014, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Further, on December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict 43 percent DTI threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the APR does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of "seasoned" QMs for loans that meet certain performance requirements. The rule allows a non-QM loan or a "rebuttable presumption" QM loan to receive a safe harbor from ATR liability at the end of a "seasoning" period of at least 36 months as a "seasoned QM" if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the "seasoning period." The first final rule has a mandatory compliance date of July 1, 2021 and the second final rule will apply to covered transactions for which institutions receive an application after the effective date. The Corporation is predominantly an originator of compliant QMs.
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
Other Banking Regulations
The Bank is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, which among other restrictions placed limitations on the interchange fees charged for debit card transactions, TILA, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, RESPA, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act. Further, on January 4, 2021, the OCC issued a notice of proposed rulemaking amending their current rules related to ownership of real property. The proposal would provide a set of general standards, including an occupancy test and excess capacity standards, that the OCC will use to determine whether the acquisition and holding of real estate is necessary for the transaction of an institution's business.
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
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations. This report is qualified in its entirety by these risk factors. See also, Special Note Regarding Forward-Looking Statements and Risk Factors Summary.
If any of the events described in the risk factors should actually occur, our financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.
Risks Related to the COVID-19 Pandemic
The coronavirus disease (COVID-19) pandemic has resulted in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business, financial condition or results of operations.
The COVID-19 pandemic has created extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Federal and state governments are taking unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. Although in various locations some of the activity restrictions listed above have been relaxed with progressive success, in many geographies the number of individuals diagnosed with COVID-19 has significantly increased causing a freezing or even reversal of the relaxation of activity restrictions. Moreover, although multiple COVID-19 vaccines have received regulatory approval and currently are being distributed to certain at-risk populations, it is too early to know how quickly these vaccines can be distributed to the broader population and how effective they will be in mitigating the adverse social and economic effects of the pandemic. Further, variant strains of the COVID-19 virus have appeared, further complicating efforts of the medical community and federal, state and local governments in response to the pandemic.
The uncertain economic conditions and various activity restrictions due to the COVID-19 pandemic have resulted in an extremely challenging operating environment for many businesses, and the complete shutdown of others, as well as record levels of unemployment. The national unemployment rate was 6.7% as of December 2020, which while down from 7.9% in September 2020, remains significantly higher than the pre-pandemic 3.6% in January 2020. Further, the Federal Pandemic

Unemployment Compensation, which under Section 2104 of the CARES Act allowed for additional payments to covered individuals of up to $600 per week, expired as of July 31, 2020, but was reinstated in the reduced amount of $300 per week by the Coronavirus Response and Relief Supplemental Appropriations Act of 2021.
There have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, including the $2.2 trillion CARES Act, as expanded by the PPP and Health Care Enhancement Act and more recently, the Economic Aid Act, in an effort to counteract the significant economic disruption from the COVID-19 pandemic, but there can be no assurance that these packages will be sufficient, or produce positive results quickly enough, to stimulate the economy, and additional governmental stimulus and related interventions may be needed. Accordingly, the Corporation will be operating under uncertain economic conditions for a lengthy period of time.
The COVID-19 pandemic has significantly affected the financial markets and has resulted in a number of Federal Reserve actions. To help address these issues, the FOMC has reduced the benchmark federal funds rate to a target range of 0% to 0.25%, the lowest since the 2008 economic crisis, and the yields on 10 and 30-year treasury notes have declined to historic lows. Throughout 2020, the FOMC has elected to continue to follow this approach as pandemic-related risks to the economy are likely to persist for the foreseeable future. In addition, in order to support the flow of credit to households and businesses, the Federal Reserve indicated that it will continue to increase its holdings of U.S. Treasury securities and agency residential and commercial MBS to sustain proper functioning of the financial markets. The reductions in interest rates, especially if prolonged, could adversely affect our net interest income, net interest spread and net interest margin. Further, the overall impact of the COVID-19 pandemic on the financial markets could result in a significant decline in the market value of the Corporation's common stock, which may cause us to perform a goodwill impairment test in between annual tests. If that impairment test indicates that the fair value of any of our reporting units is less than its carrying amount, we may be required to record a goodwill impairment charge, which could adversely affect our results of operations. The full impact of the COVID-19 pandemic on our business activities as a result of new government and regulatory policies, programs and guidelines, as well as market reactions to such activities, remains uncertain.
Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of the COVID-19 pandemic's effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our remote working arrangements, third party providers’ ability to support our operations, and any further action taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
Regulatory and governmental actions to mitigate the impact of the COVID-19 pandemic on borrowers could result in a material decline in our earnings.
In addition to the COVID-19 pandemic’s continued and ultimately cumulative impact on global economic activity, there have been a number of regulatory governmental actions that also impact our operations and financial condition. Due to the unforeseen nature of the pandemic, any future developments and resulting regulatory action is highly uncertain and cannot be predicted. However, to date, there have been a number of bank regulatory actions and legislative changes intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including mandates requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic and mandatory loan forbearances. In addition, the governors of many states in which we do business or in which our borrowers and loan collateral are located have issued temporary bans on evictions and foreclosures. The governor of Minnesota suspended landlords’ ability to file eviction actions, except in very limited circumstances, until the state-wide emergency declaration ends. Further, although Wisconsin’s ban on residential and commercial evictions has expired, Illinois has extended its ban on residential evictions through March 6, 2021.There continues to be mounting pressure on governors and localities to take further relief action. Also, there has been continuous pressure for further federal governmental action, including the implementation of a nationwide eviction and foreclosure moratorium. In addition, we have implemented the following programs to assist our borrowers and other customers in mitigating the impact of the COVID-19 pandemic: consumer and commercial loan and credit card deferral programs, suspension and reassessment of certain transaction and late fees, and the suspension of foreclosures and repossessions.
On March 27, 2020, the CARES Act was signed into law. The CARES Act is a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Several provisions within the CARES Act led to action from the bank regulatory agencies and there were also separate provisions within the legislation that directly impacted financial institutions. Section 4022 of the CARES Act allows, until the earlier of December 31, 2020 or the date the national emergency declared by the President terminates, borrowers with federally-backed one-to-four family mortgage loans experiencing a financial hardship due to the COVID-19 pandemic to request forbearance, regardless of delinquency status, for up to 360 days. Section 4022 also prohibited servicers of federally-backed mortgage loans from initiating foreclosures during the 60-day period beginning March 18, 2020. Further, on August 27, 2020, the FHFA announced that FNMA and FHLMC would extend their single-family moratorium on foreclosures and evictions through December 31, 2020. In addition, under Section 4023 of the

CARES Act, until the earlier of December 31, 2020 and the date the national emergency declared by the President terminates, borrowers with federally-backed multifamily mortgage loans whose payments were current as of February 1, 2020, but who have since experienced financial hardship due to the COVID-19 pandemic, may request a forbearance for up to 90 days. Borrowers receiving such forbearance may not evict or charge late fees to tenants for its duration. On December 23, 2020, the FHFA announced an extension of forbearance programs for qualifying multifamily properties through March 31, 2021.
Moreover, on January 20, 2021, upon the inauguration of President Biden, the incoming Administration issued an Executive Order extending the federal eviction moratorium issued through the Centers for Disease Control and Prevention––which was recently extended by Congress through January 31, 2021––through March 31, 2021. As part of the COVID-19 relief package proposed by the Administration, this eviction moratorium would be further extended through September 30, 2021 if adopted as proposed. In addition, President Biden requested that the federal agencies discussed above continue to extend the moratorium on foreclosures on federally-guaranteed mortgages until at least March 31, 2021. As the December 31, 2020 deadline for the expiration of certain of these initiatives has passed, their continuation, for the moment, relates to the continuation of the national emergency declaration regarding the pandemic. There currently are no indications that the President intends to lift this declaration in the foreseeable future. These regulatory and legislative actions may be expanded, extended and amended as the pandemic and its economic impact continue. Further, on December 27, 2020, The Economic Aid Act was signed into law as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, which also contains provisions that could directly impact financial institutions. The Act directs financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.
As a result of the forbearance and mitigation programs described above, we have experienced a significant decline in borrower loan payments, which may continue into the future and have a material impact on our earnings.
Our loan portfolios have been significantly affected by the COVID-19 pandemic and our ACLL may not be sufficient to cover losses in our portfolios.
The economic disruption in response to the COVID-19 pandemic has resulted in a significant increase in delinquencies and loans on non-accrual status across all of our loan portfolios, particularly our commercial loan portfolio as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. As of December 31, 2020, our commercial loan portfolio includes $2.0 billion of outstanding balances, representing 8.4% of total loans, to borrowers in key industries which may see elevated risk as a result of the current economic dynamics. These key exposures include: $1.1 billion of loans to retailers and shopping centers, $296 million to oil & gas producers, $258 million of loans to borrowers in the hotel industry, $117 million to restaurant-related borrowers, and approximately $265 million across various exposures, which have been significantly impacted by the COVID-19 pandemic. The elevated unemployment rate will continue to have a significant adverse impact on the ability of our residential and multi-family borrowers to repay their loans.
As a result of our evaluation of the current and expected impacts of the COVID-19 pandemic on our loan portfolios, our loan losses and delinquencies have exceeded what we anticipated when our ACLL was established at the end of 2019. As a result, we have increased our ACLL by $208 million to $431 million as of December 31, 2020, compared to $223 million at the end of 2019. As the economic impact due to the COVID-19 pandemic continues and there are no assurances as to how long it will be before the COVID-19 pandemic abates and economic activity can begin to resume to pre-COVID-19 pandemic levels, there is no assurance that we will not need to significantly add to our ACLL in future periods.
We have originated a significant number of loans under the SBA’s PPP, which may result in a large number of such loans remaining on our consolidated balance sheets at a very low yield for an extended period of time.
The PPP, originally established under the CARES Act and extended under the Economic Aid Act, authorizes financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5th.
The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small business and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. At least $25 billion has been set aside for Second Draw PPP loans to eligible borrowers with a maximum of 10 employees or for loans of $250,000 or less to eligible borrowers in low or moderate income neighborhoods. Generally speaking, business with more than 300 employees and/or less than a 25 percent reduction in gross receipts between comparable quarters in 2019 and 2020 are not eligible for Second Draw loans. Further, maximum loan amounts have been increased for accommodation and food service businesses.
As of December 31, 2020, we had PPP loans with outstanding balances of $768 million. In light of the speed at which the PPP was implemented, particularly due to the “first come first served” nature of the program, the loans originated under this program may present potential fraud risk, increasing the risk that loan forgiveness may not be obtained by the borrowers and that the guaranty may not be honored. In addition, there is risk that the borrowers may not qualify for the loan forgiveness feature due to the conduct of the borrower after the loan is originated. Further, although the SBA has recently streamlined the loan forgiveness process for loans $50,000 or less, it has taken longer than initially anticipated for the SBA to finalize the forgiveness processes. On January 19, 2021, the SBA increased the streamlined loan forgiveness process to loans $150,000 or less. Thus, absent regulatory relief, extended forbearance waiting times due to SBA-related delays are likely. These factors may result in us having to hold a significant amount of these low-yield loans on our books for a significant period of time. Additionally, the PPP loans are not secured by an interest in a borrower's assets or otherwise backed by personal guarantees. We will continue to face increased operational demands and pressures as we monitor and service our book of PPP loans, process applications for loan forgiveness and pursue recourse under the SBA guarantees and against borrowers for PPP loan defaults. Further, the second rollout of the PPP may lead to further regulatory action on behalf of the SBA and/or further operational demands, pressures and risk of borrower defaults.
Further, the OCC has also issued guidance encouraging banks to follow prudent banking practices consistent with safety and soundness principles in making PPP loans, including by thoroughly documenting the bank's decisions when setting eligibility criteria, establishing a process for considering applications and approving or denying PPP loan applications, as well as identifying and tracking PPP loan volumes. The guidance also states that, in exercising supervisory and enforcement responsibilities in this area, the OCC will take into account the unique circumstances resulting from the national emergency and good faith efforts to comply with applicable legal requirements. Thus, while the PPP guidelines provide that lenders may rely on borrower representations and certifications regarding eligibility with respect to PPP loans and do not need to verify information provided, the OCC guidance makes clear that banks are still expected to prudently underwrite, document and track PPP loans in a manner consistent with safe and sound banking practices and could face supervisory or enforcement risks in failing to do so. As a result of participation in the PPP, we may be subject to litigation and claims by borrowers under the PPP loans that we have made, as well as investigation and scrutiny by our regulators, Congress, the SBA, the U.S. Treasury Department and other government agencies.
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
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, the impact of international trade negotiations on local and national economies, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. The OCC recently reported that although banks remain in strong condition with sound capital and liquidity levels, there continues to be significant ongoing financial risk facing the U.S. economy. As the COVID-19 pandemic continues to cause a historic economic downturn, financial institutions face increased credit risk, strategic risk, operational risk, and compliance risk. Adverse changes in the economy may have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy could have a material adverse effect on our financial condition and results of operations.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
There continues to be discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs with countries such as China and the European Union. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliatory tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export could cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. government under the new Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.
Our allowance for credit losses may be insufficient.
All borrowers have the potential to default, and our remedies in the event of such default (such as seizure and/or sale of collateral, legal actions, and guarantees) may not fully satisfy the debt owed to us. We maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable credit losses over the life of the loan within the existing portfolio of loans. The allowance for credit losses, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the allowance for credit losses reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in the provision for credit losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the allowance for credit losses would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on our financial condition and results of operations.
We are subject to lending concentration risks.
As of December 31, 2020, approximately 64% of our loan portfolio consisted of commercial and industrial, real estate construction, CRE loans, and lease financing (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Also, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
CRE lending may expose us to increased lending risks.
Our policy generally has been to originate CRE loans primarily in the eight states in which the Bank operates. At December 31, 2020, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $7.1 billion, or 29%, of our total loan portfolio. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. CRE prices, according to many U.S. CRE indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current CRE market. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2020, nonaccrual CRE loans totaled $80 million, or approximately 1% of our total portfolio of CRE loans.

We may be adversely affected by declines in oil prices.
Ongoing volatility in the oil and gas markets has compressed margins for many U.S.-based oil producers and others in the oil and gas industry. As of December 31, 2020, our oil and gas loan exposure was $459 million of commitments with $296 million outstanding, representing approximately 1% of our loan portfolio. The oil and gas portfolio was comprised of 29 credits made to small and mid-sized companies. These borrowers are likely to be adversely affected by price volatility or downturn in oil and gas prices. Further, the evolving nature of the global COVID-19 pandemic has resulted in volatile global demand for oil and gas. The ACLL related to this portfolio was 18.1% at December 31, 2020, compared to 2.7% at December 31, 2019. A significant deterioration in our oil and gas loans could cause a significant increase in nonaccrual loans. An increase in nonaccrual loans could result in a loss of interest income from these loans, one or more additional increases in the provision for credit losses, and an increase in loan charge offs, all of which could have a material adverse effect on our financial condition and results of operations. A prolonged period of low oil prices could have a material adverse effect on our business, financial condition and results of operations.
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
We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions we facilitate include wire transfers, debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised, this could result in a financial loss to us due to a failure in payment facilitation. In addition, we may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.
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
The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio, which includes FHLB and Federal Reserve Bank stocks, as of December 31, 2020, was $5.1 billion and the estimated duration of the aggregate portfolio was approximately 5.0 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s investment securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $162 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $265 million.
Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
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
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, a group of large banks, the ARRC, selected the SOFR as an alternative to LIBOR. SOFR has been published by the FRBNY since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral U.S. Treasury repurchase agreement transactions cleared through the delivery-versus-payment service offered by the FICC, a subsidiary of DTCC.
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
The AFX has also created the Ameribor as another potential replacement for LIBOR. Ameribor is calculated daily as the volume-weighted average interest rate of the overnight unsecured loans on AFX. Because of the difference in how it is constructed, Ameribor may diverge significantly from LIBOR in a range of situations and market conditions.
The market transition away from LIBOR to an alternative reference rate, including SOFR or Ameribor, is complex and could have a range of adverse effects on the Corporation's business, financial condition, and results of operations. In particular, any such transition could:
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
The Parent Company is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of the Parent Company’s revenue comes from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent Company’s common and preferred stock, and to pay interest and principal on the Parent Company’s debt. Various federal and/or applicable state laws and regulations limit the amount of dividends that the Bank and certain of our nonbanking subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, and results of operations.
Operational Risks
We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.
We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks, technology failures, or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems, business continuation and disaster recovery issues, and other external events. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.
Unauthorized disclosure of sensitive or confidential client or customer information, whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.
In the normal course of our business, we collect, process, and retain sensitive and confidential client and customer information on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities and systems may be vulnerable to cyber-attacks, security breaches, acts of vandalism, computer viruses, malware, misplaced or lost data, programming and/or human errors, or other similar events.
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
From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions such as our acquisition of the Huntington branches and First Staunton. The integration of core systems and processes for such transactions often occur after the closing, which may create elevated risk of cyber incidents.
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
We are dependent upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure.
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
Changes in the federal, state, or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017 resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate.
In addition, the Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the Tax Act and other future changes in tax law and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
Impairment of investment securities, goodwill, other intangible assets, or DTAs could require charges to earnings, which could result in a negative impact on our results of operations.
In assessing whether the impairment of investment securities is related to a deterioration in credit factors, management considers the length of time and extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability to retain our investment in the security for a period of time sufficient to allow for any anticipated recovery in fair value in the near term.
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2020, the annual impairment test conducted in May, using a quantitative assessment, indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2020, we had goodwill of $1.1 billion, which represents approximately 27% of stockholders’ equity.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives are expected to continue under the new Administration, including potentially increasing supervisory expectations with respect to banks' risk management practices, accounting for the effects of climate change in stress testing scenarios and systematic risk assessments, revising expectations for credit portfolio concentrations based on climate related factors, and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Corporation to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Corporation. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
Severe weather, natural disasters, public health issues, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
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
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In July 2018, the OCC announced that it will begin accepting applications from financial technology companies to become special purpose national banks. Although the OCC's authority to issue special purpose bank charters to nonbank financial technology companies continues to be subject to ongoing litigation, similar developments are likely to result in even greater competition within all areas of our operations.
In addition, as customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. In addition, some of the largest technology firms are engaging in joint ventures with the largest banks to provide and/or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.
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
Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. Following the government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide. In addition, the U.S. government and the governments of other countries took steps to stabilize the financial system, including investing in financial institutions, and implementing programs to improve general economic conditions, but there can be no assurances that these efforts will restore long-term stability and that they will not result in adverse unintended consequences.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks.

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
Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment, could result in an increase in loan delinquencies and NPAs, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
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
We are subject to extensive federal and applicable state regulation and supervision, primarily through Associated Bank and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes, and proposed changes can be expected from the new Administration. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.
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
The Bank faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
With a new Congress taking office in January 2021, Democrats have retained control of the U.S. House of Representatives, and have gained control of the U.S. Senate, albeit with a majority found only in the tie-breaking vote of Vice President Kamala Harris. However slim the majorities, though, the net result is unified Democratic control of the White House and both chambers of Congress, and consequently Democrats will be able to set the agenda both legislatively and in the Administration. We expect that Democratic-led Congressional committees will pursue greater oversight and will also pay increased attention to the banking sector’s role in providing COVID-19-related assistance. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.

Moreover, the turnover of the presidential administration has produced, and likely will continue to produce, certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department. With few exceptions, the heads of those agencies and departments will change in 2021 pending Senate confirmation. In addition, the Federal Reserve and the FDIC Board of Directors may experience significant turnover within the next year to two years. These changes could impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies. Of note, promptly after taking office, President Biden issued an Executive Order instituting a “freeze” of certain recently-finalized and pending regulations to allow for review by incoming Administration officials. As a result of this Executive Order, recently-adopted regulations may be subject to further notice-and-comment rulemaking and, more broadly, agency rulemaking agendas may be disrupted. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.
Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business.
In June 2019, pursuant to the Dodd-Frank Act, the SEC adopted Regulation Best Interest, which, among other things, establishes a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. This rule requires us to review and possibly modify our compliance activities, including our policies, procedures, and controls, which is causing us to incur some additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures. In addition, the Bank's insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates. Implementation of Regulation Best Interest, as well as any new state laws that impose a fiduciary duty, may negatively impact our results of operation, as well as increase costs associated with legal, compliance, operations, and information technology.
The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
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
Federal and state banking regulators closely examine the mortgage and mortgage servicing activities of depository financial institutions. Should any of these regulators have serious concerns with respect to our mortgage or mortgage servicing activities in this regard, the regulators' response to such concerns could result in material adverse effects on our growth strategy and profitability. Further, staff changes to key positions within the CFPB by the Biden administration can be expected to result in the CFPB pursuing more strict enforcement policies, similar to that experienced under the Obama administration.
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
The Economic Growth Act enacted in 2018 did not eliminate many of the aspects of the Dodd-Frank Act that have increased our compliance costs, and remains subject to further rulemaking.
The Economic Growth Act represents modest reform to the regulation of the financial services industry primarily through certain amendments of the Dodd-Frank Act. However, many provisions of the Dodd-Frank Act that have increased our compliance costs, such as the Volcker Rule, the Durbin amendment restricting interchange fees, and the additional supervisory authority of the CFPB, remain in place. Certain of the provisions amended by the Economic Growth Act took effect immediately, while others are subject to ongoing joint agency rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although we expect to benefit from many aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. In addition, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the Economic Growth Act's changes regarding stress testing and risk management.
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
An entity (including a "group" composed of natural persons) owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the BHC Act. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHC Act to acquire or retain 5% or more of our outstanding common stock, and (2) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or such nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking. Further, on January 30, 2020, the Federal Reserve finalized a rule that simplifies and increases the transparency of its rules for determining when one company controls another company for purposes of the BHC Act. The rule became effective September 30, 2020. The rule has and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
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

General Risk Factors
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
From time to time, the FASB and the SEC change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our external financial statements. These changes are beyond our control, can be hard to predict and could materially impact how we report our results of operations and financial condition. We could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements in material amounts.
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
The Corporation operated approximately 2.8 million square of space spread across 256 facilities, including 228 banking branches at December 31, 2020. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively. The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin (formerly known as the "Milwaukee Center"), an adjoining 37,000 square foot building at 815 Water Street, which serves as the headquarters for Associated Trust Company (both buildings are now part of the "Associated Bank River Center") and a 95,000 square foot office building located at 6000 Clearwater Drive, Minnetonka, Minnesota, which was leased to USI through the end of 2020. Associated Bank N.A. is headquartered in a 61,000 square foot building at 200 North Adams Street in Green Bay, Wisconsin. Based on gross square feet, at December 31, 2020, Associated Bank owned 88% of our total property portfolio.
At December 31, 2020, Associated Bank operated 228 banking branches serving over 120 different communities throughout Wisconsin, Illinois, and Minnesota. Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased. Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, Ohio and Texas.

ITEM 3.	Legal Proceedings
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 9, 2021.
Philip B. Flynn - Age: 63
Mr. Flynn has been President and Chief Executive Officer of Associated and Associated Bank and a member of the Board of Directors since December 2009. Prior to joining Associated, he served as Vice Chairman and Chief Operating Officer of Union Bank. During his nearly 30-year career at Union Bank, he held a broad range of other executive positions, including chief credit officer and head of commercial banking, specialized lending and wholesale banking. He served as a member of Union Bank’s board of directors from 2004 to 2009.
Patrick E. Ahern - Age: 54
Patrick E. Ahern has been Executive Vice President and Chief Credit Officer of Associated and Associated Bank since February 2020. He served as Deputy Chief Credit Officer from October 2019 to February 2020. Ahern joined Associated as a Senior Vice President in 2010 to manage the CRE portfolio underwriting and administrative teams, before moving into the role Corporate Senior Credit Officer in 2018. He has more than 30 years of experience in CRE and corporate credit, including experience with LaSalle Bank and Bank of America.
Matthew R. Braeger - Age: 45
Matthew R. Braeger has been Executive Vice President and Chief Audit Executive of Associated and Associated Bank since February 2018. He served as Deputy Chief Audit Executive from October 2017 to February 2018. He joined Associated in April 2013 as Senior Vice President, Business Support Audit Director. Previously, he held audit management positions with Fiserv, Inc. and public accounting audit roles with Ernst & Young, LLP. Braeger has more than 20 years of auditing experience, primarily in banking technology and financial services.
Christopher Del Moral-Niles - Age: 50
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

Angie M. DeWitt - Age: 51
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
Randall J. Erickson - Age: 61
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
Nicole M. Kitowski - Age: 45
Nicole M. Kitowski has been Executive Vice President and Chief Risk Officer of Associated and Associated Bank since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.

Timothy J. Lau - Age: 58

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

Michael O. Meinolf - Age: 46

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
Paul G. Schmidt - Age: 58
Paul G. Schmidt has been Executive Vice President, Head of CRE of Associated and Associated Bank since January 2016. He joined Associated in April 2015 as Executive Vice President of CRE. He was named Deputy Head of CRE in September 2015. Mr. Schmidt brings more than 32 years of banking experience to Associated. Most recently, he held the position of Executive Vice President, Division Manager, CRE at Wells Fargo from 2002 to 2015.

Tammy C. Stadler - Age: 55
Tammy C. Stadler has been Executive Vice President, Principal Accounting Officer of Associated and Associated Bank since April 2017. She joined Associated in April 1996 as Executive Vice President, Corporate Tax Director and has served as Executive Vice President, Corporate Controller since 2013. From 1992 to 1996 she was the Assistant Treasurer and Taxes for Air Wisconsin Airline Corp. From 1990 to 1992 she held the position of Senior Tax Analyst with Fort Howard Paper Corp. Prior to her time with Fort Howard, Ms. Stadler worked as a certified public accountant with Coopers and Lybrand and Deloitte and Touche.

David L. Stein - Age: 57
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
John A. Utz - Age: 52
John A. Utz has been Executive Vice President, Head of Corporate Banking and Milwaukee Market President of Associated and Associated Bank since September 2015 and Head of Wealth Management since April 2020. He joined Associated in March 2010 with upwards of 20 years of banking experience, having previously served as President of Union Bank’s UnionBanCal Equities and head of its Capital Markets division from September 2007 to March 2010, and as head of the National Banking and Asset Management teams from October 2002 to September 2007.

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
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 29, 2021, was 8,010. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is 26,543.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
During the fourth quarter of 2020, the Corporation repurchased approximately $103,000 of common stock, consisting entirely of repurchases related to tax withholding on equity compensation with no open market purchases due to the suspension of the share repurchase program. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2020 and 2019, see Part II, Item 8, Note 10 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2020 - October 31, 2020	3,999	$13.65	—	—
November 1, 2020 - November 30, 2020	2,553	13.63	—	—
December 1, 2020 - December 31, 2020	832	16.72	—	—
Total	7,384	$13.99	—	6,604,168
(a) During the fourth quarter of 2020, the Corporation repurchased 7,384 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors' authorization.
(b) On December 10, 2019, the Board of Directors authorized the repurchase of up to $150 million of the Corporation's common stock. The repurchase authorization was in addition to the previous authorized repurchases. At December 31, 2020, there remained approximately $113 million authorized to be repurchased in the aggregate. Approximately 6.6 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on December 31, 2020.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index and the S&P 400 Regional Banks Sub-Industry Index for the period of five fiscal years commencing on January 1, 2016 and ending December 31, 2020. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2015. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$200
$180
$160
$140
$120
$100
$100.0
2015
2016
2017
2018
2019
2020
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index

	2015	2016	2017	2018	2019	2020
Associated Banc-Corp	$100.0	$134.1	$140.6	$113.0	$129.8	$104.7
S&P 500 Index	$100.0	$111.8	$135.9	$130.1	$170.7	$201.6
S&P 400 Regional Banks Sub-Industry Index	$100.0	$132.3	$139.0	$109.9	$136.7	$123.9
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

ITEM 6.	Selected Financial Data
Table 1 Summary Results of Operations: Trends

	Years Ended December 31,
($ in Thousands, except per share data)	2020	2019	2018	2017	2016
Interest income	$912,840	$1,172,610	$1,154,137	$886,605	$791,568
Interest expense	149,883	336,936	274,557	145,385	84,295
Net interest income	762,957	835,674	879,580	741,220	707,273
Provision for credit losses	174,006	16,000	—	26,000	70,000
Net interest income after provision for credit losses	588,950	819,674	879,580	715,220	637,273
Noninterest income	514,056	380,824	355,568	332,680	352,883
Noninterest expense	776,034	793,988	821,799	709,133	702,560
Income before income taxes	326,972	406,509	413,349	338,767	287,596
Income tax expense	20,200	79,720	79,786	109,503	87,322
Net income	306,771	326,790	333,562	229,264	200,274
Preferred stock dividends	18,358	15,202	10,784	9,347	8,903
Net income available to common equity	$288,413	$311,587	$322,779	$219,917	$191,371
Earnings per common share
Basic	$1.87	$1.93	$1.92	$1.45	$1.27
Diluted	1.86	1.91	1.89	1.42	1.26
Cash dividends per common share	0.72	0.69	0.62	0.50	0.45
Weighted average common shares outstanding
Basic	153,005	160,534	167,345	150,877	148,769
Diluted	153,642	161,932	169,732	153,647	149,961
Selected Financial Data
Year-End Balances
Loans	$24,451,724	$22,821,440	$22,940,429	$20,784,991	$20,054,716
Allowance for credit losses on loans	431,478	223,278	262,359	290,280	303,735
Investment securities, net(a)	4,979,485	5,482,759	6,689,021	6,326,299	5,953,762
Total assets	33,419,783	32,386,478	33,615,122	30,443,626	29,139,315
Deposits	26,482,481	23,779,064	24,897,393	22,785,962	21,888,448
Short- and long-term funding, and FHLB advances	2,434,505	4,195,423	4,527,056	4,073,732	3,853,830
Stockholders’ equity(a)	4,090,933	3,922,124	3,780,888	3,237,443	3,091,312
Book value per common share	24.34	23.32	21.43	20.13	19.27
Tangible book value per common share	16.67	15.28	13.86	13.65	12.78
Average Balances
Loans	$24,537,648	$23,122,797	$22,718,297	$20,592,383	$19,650,667
Investment securities	5,226,571	6,194,465	6,912,921	6,028,262	6,048,563
Earning assets	30,832,007	29,820,829	30,049,793	26,999,884	26,026,661
Total assets	34,265,207	33,046,604	33,007,859	29,467,324	28,506,112
Deposits	26,007,685	24,735,608	24,072,049	21,923,602	21,005,772
Interest-bearing liabilities	22,992,211	23,535,115	23,699,823	21,045,399	20,122,402
Stockholders’ equity	3,944,572	3,871,869	3,692,433	3,172,634	3,022,962
Risk-based Capital(b)
Total risk-weighted assets	$25,903,415	$24,296,382	$23,842,542	$21,504,495	$21,340,951
Common equity Tier 1	2,706,010	2,480,698	2,449,721	2,171,508	2,032,587
Common equity Tier 1 capital ratio	10.45%	10.21%	10.27%	10.10%	9.52%
Return on average common equity Tier 1	11.23%	12.59%	13.15%	10.43%	9.86%
(a) See Note 1 Summary of Significant Accounting Policies for additional details on the adoption of ASU 2016-13.
(b) The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 31 for a reconciliation of average CET1.

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
The detailed financial discussion that follows focuses on 2020 results compared to 2019. For a discussion of 2019 results compared to 2018, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2019.
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
On March 13, 2020, the President of the United States declared a national emergency in response to the global pandemic caused by COVID-19 which has led to stay-at-home orders around the country, including the three state footprint the Corporation does business. On March 27, 2020, the CARES Act was enacted to provide economic stimulus to impacted areas of the country. In response to this unprecedented declaration, the Corporation took actions throughout the year that are described throughout this and other sections of this report.
Performance Summary and 2021 Outlook
•Diluted earnings per common share of $1.86 in 2020 decreased $0.05, or 3%, from 2019.
•Average loans of $24.5 billion for 2020 increased $1.4 billion, or 6%, from a year ago, driven by increases in PPP and CRE loans. Average deposits of $26.0 billion for 2020 increased $1.3 billion, or 5%, from a year ago. For 2021, the Corporation expects annual average commercial loan growth, excluding PPP loans, will be between 2% and 4%.
•Net interest income of $763 million in 2020 decreased $73 million, or 9%, from 2019. Net interest margin of 2.53% in 2020 decreased 33 bp from 2.86% in 2019. The decrease was driven primarily by the lower interest rate environment. The Corporation expects full year 2021 net interest margin to be between 2.55% and 2.65%.
•Provision for credit losses was $174 million in 2020, compared to $16 million in 2019. For 2021, the Corporation expects the provision for credit losses to be $70 million or less.
•Noninterest income of $514 million in 2020 increased $133 million, or 35%, from 2019, primarily due to a $163 million gain on the sale of ABRC during the second quarter of 2020, partially offset by decreased insurance revenue resulting from the sale of the business. For 2021, the Corporation expects noninterest income will be between $280 million and $300 million.
•Noninterest expense of $776 million in 2020 decreased $18 million, or 2%, from 2019, primarily driven by a $55 million reduction in personnel expense partially offset by a $45 million loss on prepayment of FHLB advances. For 2021, the Corporation expects noninterest expense will be approximately $675 million.

Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Years Ended December 31,
	2020			2019			2018
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$701,111	$21,867	3.12%	$—	$—	—%	$—	$—	—%
Commercial and business lending (excl PPP loans)	8,709,043	258,738	2.97%	8,426,774	385,072	4.57%	7,744,640	349,266	4.51%
Commercial real estate lending	5,811,498	192,545	3.31%	5,150,464	255,582	4.96%	5,433,361	273,937	5.04%
Total commercial	15,221,651	473,150	3.11%	13,577,238	640,655	4.72%	13,178,001	623,203	4.73%
Residential mortgage	8,190,190	254,814	3.11%	8,311,914	282,134	3.39%	8,289,432	281,814	3.40%
Retail	1,125,806	58,655	5.21%	1,233,646	76,939	6.24%	1,250,863	73,605	5.88%
Total loans	24,537,648	786,619	3.21%	23,122,797	999,727	4.32%	22,718,297	978,622	4.31%
Investment securities
Taxable	3,295,718	59,806	1.81%	4,284,991	100,304	2.34%	5,366,825	119,741	2.23%
Tax-exempt(a)	1,930,853	72,901	3.78%	1,909,474	71,956	3.77%	1,546,096	56,426	3.65%
Other short-term investments	1,067,788	9,473	0.89%	503,566	16,643	3.30%	418,576	12,623	3.02%
Investments and other	6,294,359	142,179	2.26%	6,698,032	188,903	2.82%	7,331,497	188,790	2.58%
Total earning assets	$30,832,007	$928,799	3.01%	$29,820,829	$1,188,630	3.99%	$30,049,793	$1,167,412	3.88%
Other assets, net	3,433,200			3,225,775			2,958,066
Total assets	$34,265,207			$33,046,604			$33,007,859
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$3,306,385	$2,966	0.09%	$2,439,872	$7,086	0.29%	$1,878,960	$1,435	0.08%
Interest-bearing demand	5,583,144	12,496	0.22%	5,080,857	56,742	1.12%	4,767,873	44,911	0.94%
Money market	6,509,924	15,273	0.23%	7,005,265	74,467	1.06%	7,260,692	54,573	0.75%
Network transaction deposits	1,442,951	6,219	0.43%	1,860,951	42,523	2.29%	2,095,715	39,251	1.87%
Time deposits	2,281,040	30,685	1.35%	3,129,142	56,468	1.80%	2,831,229	35,948	1.27%
Total interest-bearing deposits	19,123,444	67,639	0.35%	19,516,088	237,286	1.22%	18,834,469	176,118	0.94%
Federal funds purchased and securities sold under agreements to repurchase	175,713	485	0.28%	137,679	1,579	1.15%	224,967	2,006	0.89%
Commercial paper	38,583	41	0.11%	32,123	138	0.43%	56,076	180	0.32%
PPPLF	565,371	1,984	0.35%	—	—	—%	—	—	—%
Other short-term funding	4,226	11	0.25%	—	—	—%	—	—	—%
FHLB advances	2,535,731	57,359	2.26%	3,106,279	69,816	2.25%	3,971,797	73,668	1.85%
Long-term funding	549,143	22,365	4.07%	742,946	28,116	3.78%	612,513	22,585	3.69%
Total short and long-term funding	3,868,767	82,245	2.13%	4,019,027	99,651	2.48%	4,865,353	98,439	2.02%
Total interest-bearing liabilities	$22,992,211	$149,883	0.65%	$23,535,115	$336,936	1.43%	$23,699,823	$274,557	1.16%
Noninterest-bearing demand deposits	6,884,241			5,219,520			5,237,580
Other liabilities	444,183			420,100			378,024
Stockholders’ equity	3,944,572			3,871,869			3,692,433
Total liabilities and stockholders’ equity	$34,265,207			$33,046,604			$33,007,859
Interest rate spread			2.36%			2.56%			2.72%
Net free funds			0.17%			0.30%			0.25%
Fully tax-equivalent net interest income and net interest margin		$778,915	2.53%		$851,693	2.86%		$892,855	2.97%
Fully tax-equivalent adjustment		$15,959			$16,020			$13,275
Net interest income		$762,957			$835,674			$879,580
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
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2020, 2019, and 2018. Table 3 presents additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
Notable Contributions to the Change in 2020 Net Interest Income
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $763 million in 2020 compared to $836 million in 2019. Fully tax-equivalent net interest income of $779 million for 2020 was $73 million, or 9%, lower than 2019. The decrease was attributable to a lower interest rate environment. To lessen the impact of the lower rate environment, during the third quarter of 2020, the Corporation began requiring LIBOR floors on all applicable loan renewals of existing loan transactions and new loan transactions. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets of $30.8 billion in 2020 were $1.0 billion, or 3%, higher than 2019. The increase in average earning assets over 2019 was driven by a $1.4 billion, or 6%, increase in average loans, primarily driven by $701 million of PPP loan originations beginning in April and CRE loans increasing $661 million, or 13%. Average investments and other short-term investments decreased $404 million, or 6%, due to the lower interest rate environment, which reduced the attractiveness of reinvestment opportunities.
•Average interest-bearing liabilities of $23.0 billion in 2020 were down $543 million, or 2%, versus 2019. On average, interest-bearing deposits decreased $393 million, or 2%, primarily driven by decreases in higher cost deposits such as network, time, and money market accounts. Average noninterest-bearing demand deposits of $6.9 billion were up $1.7 billion, or 32%, over 2019. This increase is primarily attributed to customers holding proceeds from government stimulus programs in their deposit accounts.
•The average cost of interest-bearing liabilities was 0.65% in 2020, 78 bp lower than 2019. The decrease was due to an 87 bp decrease in the average cost of interest-bearing deposits to 0.35% and a 35 bp decrease in the cost of short and long-term funding to 2.13%, primarily attributed to the federal funds rate decreases over the last year.
•The Federal Reserve decreased the target Federal Funds rate on March 15, 2020 to a range of 0.00% to 0.25% compared to a range of 1.50% to 1.75% at the end of 2019.

Table 3 Rate/Volume Analysis(a)

	2020 Compared to 2019 Increase (Decrease) Due to			2019 Compared to 2018 Increase (Decrease) Due to
($ in Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans(b)
Commercial PPP lending	$21,867	$—	$21,867	$—	—	—
Commercial and business lending (excl PPP loans)	12,504	(138,838)	(126,334)	31,118	4,689	35,807
Commercial real estate lending	29,765	(92,803)	(63,037)	(14,090)	(4,264)	(18,355)
Total commercial	64,137	(231,641)	(167,504)	17,027	425	17,452
Residential mortgage	(4,080)	(23,240)	(27,320)	764	(444)	320
Retail	(6,342)	(11,942)	(18,283)	(1,024)	4,358	3,333
Total loans	53,715	(266,823)	(213,108)	16,766	4,339	21,105
Investment securities
Taxable	(20,520)	(19,978)	(40,498)	(25,091)	5,654	(19,437)
Tax-exempt(b)	807	138	945	13,641	1,889	15,530
Other short-term investments	10,394	(17,564)	(7,170)	2,730	1,289	4,019
Investments and other	(9,319)	(37,404)	(46,723)	(8,720)	8,833	112
Total earning assets	$44,396	$(304,227)	$(259,831)	$8,046	$13,172	$21,218
Interest expense
Savings	$1,926	$(6,046)	$(4,120)	$544	$5,107	$5,651
Interest-bearing demand	5,116	(49,361)	(44,246)	3,091	8,740	11,831
Money market	(4,924)	(54,270)	(59,194)	(1,982)	21,876	19,894
Network transaction deposits	(7,871)	(28,433)	(36,304)	(4,723)	7,995	3,272
Time deposits	(13,656)	(12,128)	(25,783)	3,839	16,681	20,520
Total interest-bearing deposits	(19,409)	(150,238)	(169,647)	769	60,399	61,168
Federal funds purchased and securities sold under agreements to repurchase	348	(1,442)	(1,094)	(907)	480	(427)
Commercial paper	23	(121)	(98)	(91)	50	(41)
PPPLF	1,984	—	1,984	—	—	—
Other short-term funding	11	—	11	—	—	—
FHLB advances	(12,903)	446	(12,457)	(17,778)	13,926	(3,852)
Long-term funding	(7,767)	2,015	(5,751)	4,922	609	5,531
Total short and long-term funding	(18,304)	898	(17,406)	(13,854)	15,065	1,212
Total interest-bearing liabilities	(37,713)	(149,340)	(187,053)	(13,084)	75,464	62,380
Fully tax-equivalent net interest income	$82,109	$(154,887)	$(72,778)	$21,130	$(62,292)	$(41,162)
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.

Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2020 was the Moody's baseline scenario from December 2020 over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 4 Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2020	2019	2018	$ Change 2020	% Change 2020	$ Change 2019	% Change 2019
Wealth management fees(a)	$84,957	$83,467	$82,562	$1,490	2%	$905	1%
Service charges and deposit account fees	56,307	63,135	66,075	(6,828)	(11)%	(2,940)	(4)%
Card-based fees	38,534	39,755	39,656	(1,221)	(3)%	99	—%
Other fee-based revenue	19,238	18,942	17,818	296	2%	1,124	6%
Total fee-based revenue	199,036	205,299	206,111	(6,263)	(3)%	(812)	—%
Capital markets, net	27,966	19,862	20,120	8,104	41%	(258)	(1)%
Mortgage servicing fees, net(b)	(648)	10,141	13,090	(10,789)	(106)%	(2,949)	(23)%
Gains (losses) and fair value adjustment on loans held for sale	60,000	17,344	6,276	42,656	N/M	11,068	176%
Fair value adjustment on portfolio loans transferred to held for sale	3,932	4,456	—	(524)	(12)%	4,456	N/M
Mortgage servicing rights (impairment) recovery	(17,704)	(63)	545	(17,641)	N/M	(608)	(112)%
Mortgage banking, net	45,580	31,878	19,911	13,702	43%	11,967	60%
Bank and corporate owned life insurance	13,771	14,845	13,951	(1,074)	(7)%	894	6%
Insurance commissions and fees	45,245	89,104	89,511	(43,859)	(49)%	(407)	—%
Other	10,200	11,165	9,051	(965)	(9)%	2,114	23%
Subtotal	341,798	372,154	358,655	(30,356)	(8)%	13,499	4%
Asset gains (losses), net (c)	155,589	2,713	(1,103)	152,876	N/M	3,816	N/M
Investment securities gains (losses), net	9,222	5,957	(1,985)	3,265	55%	7,942	N/M
Gains on sale of branches, net	7,449	—	—	7,449	N/M	—	N/M
Total noninterest income	$514,056	$380,824	$355,568	$133,232	35%	$25,256	7%
Mortgage loans originated for sale during period	$1,642,135	$1,090,792	$1,092,318	$551,343	51%	$(1,526)	—%
Mortgage loan settlements during period	$1,959,571	$1,317,077	$1,131,652	$642,494	49%	$185,425	16%
Mortgage portfolio loans transferred to held for sale during period	$269,203	$242,382	$—	$26,821	11%	$242,382	N/M
Assets under management, at market value(d)	$13,314	$12,104	$10,291	$1,210	10%	$1,813	18%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(c) 2020 includes a gain of $163 million from the sale of ABRC, 2019 includes less than $1 million of Huntington related asset losses, 2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.
(d) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in 2020 Noninterest Income
•Asset gains (losses), net was up $153 million from 2019, primarily driven by a gain of $163 million from the sale of ABRC in June 2020. As a result of the sale, insurance commissions and fees decreased $44 million, or 49%, from 2019. See Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for more details on the sale of ABRC.
•Mortgage banking, net was $46 million in 2020, an increase of $14 million, or 43%, compared to 2019. There was a $43 million increase in gains and fair value adjustments on loans held for sale driven by higher refinance activity due to the lower rate environment, partially offset by an increase of $18 million in MSRs impairment driven by lower rates.
•Gains on the sale of branches was $7 million in 2020, driven by the deposit premium on sold deposits, offset by costs to sell. See Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for more details on the branch sales that occurred during the fourth quarter of 2020.
•Service charges and deposit account fees were down $7 million, or 11%, from 2019 primarily driven by higher deposit account balances and reduced customer activity.

Noninterest Expense
Table 5 Noninterest Expense

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2020	2019	2018	$ Change 2020	% Change 2020	$ Change 2019	% Change 2019
Personnel	$432,151	$487,063	$482,676	$(54,912)	(11)%	$4,387	1%
Technology	81,214	82,429	72,674	(1,215)	(1)%	9,755	13%
Occupancy	64,064	62,399	59,121	1,665	3%	3,278	6%
Business development and advertising	18,428	29,600	30,923	(11,172)	(38)%	(1,323)	(4)%
Equipment	21,705	23,550	23,243	(1,845)	(8)%	307	1%
Legal and professional	21,546	19,901	23,061	1,645	8%	(3,160)	(14)%
Loan and foreclosure costs	12,600	8,861	7,410	3,739	42%	1,451	20%
FDIC assessment	20,350	16,250	30,000	4,100	25%	(13,750)	(46)%
Other intangible amortization	10,192	9,948	8,159	244	2%	1,789	22%
Acquisition related costs(a)	2,447	7,320	29,002	(4,873)	(67)%	(21,682)	(75)%
Loss on prepayments of FHLB advances	44,650	—	—	44,650	N/M	—	N/M
Other	46,688	46,666	55,530	22	—%	(8,864)	(16)%
Total noninterest expense	$776,034	$793,988	$821,799	$(17,954)	(2)%	$(27,811)	(3)%
Average full-time equivalent employees(b)	4,459	4,702	4,699	(243)	(5)%	3	—%
N/M = Not Meaningful
(a) Includes First Staunton, Huntington branch, and Bank Mutual acquisition related costs only
(b) Average full-time equivalent employees without overtime
Notable Contributions to the Change in 2020 Noninterest Expense
•Personnel costs decreased $55 million, or 11% from 2019, primarily driven by a decrease in funding for the management incentive plan and lower staffing as a result of the sale of ABRC.
•During the third quarter of 2020, the Corporation prepaid $950 million of long-term FHLB advances and incurred a loss of $45 million on the prepayment.
•Business development and advertising decreased $11 million, or 38% from 2019, primarily driven by reductions in travel and entertainment costs and special event sponsorships, largely due to the COVID-19 pandemic.
Income Taxes
The Corporation recognized income tax expense of $20 million for 2020, compared to income tax expense of $80 million for 2019. The decrease in income tax expense was primarily driven by corporate restructuring which allowed for the recognition of built in capital losses and tax basis step-up yielding a tax benefit of $63 million, partially offset by the gain on sale of ABRC. Tax expense was further decreased due to the decrease in income before tax in 2020 compared to 2019. The effective tax rate was 6.18% for 2020, compared to an effective tax rate of 19.61% for 2019.
See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation’s income tax accounting policy and section Critical Accounting Policies. Income tax expense recorded on the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is therefore considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and/or the reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13 Income Taxes of the notes to consolidated financial statements for more information.

Balance Sheet Analysis
•At December 31, 2020, total assets were $33.4 billion, up $1.0 billion, or 3%, from December 31, 2019.
•Loans of $24.5 billion at December 31, 2020 were up $1.6 billion, or 7%, from December 31, 2019, driven by a $968 million, or 19%, increase in CRE lending and $768 million in PPP loans, which originated largely during the second quarter of 2020. The Corporation added $370 million in loans from the First Staunton acquisition in the first quarter of 2020. See section Loans and Note 4 Loans of the notes to consolidated financial statements for additional information on loans and see Note 2 Acquisitions and Dispositions for additional information on the acquisition of First Staunton.
•At December 31, 2020, total deposits of $26.5 billion were up $2.7 billion, or 11%, from December 31, 2019. During the first quarter of 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition. In addition, the balance increases were primarily due to customers holding proceeds from government stimulus programs in their deposit accounts. See section Deposits and Customer Funding and Note 8 Deposits of the notes to consolidated financial statements for additional information on deposits and see Note 2 Acquisitions and Dispositions for additional information on the acquisition of First Staunton.
•At December 31, 2020, FHLB advances of $1.6 billion decreased $1.5 billion, or 49% from December 31, 2019, primarily driven by the Corporation's prepayment of $950 million in long-term FHLB advances during the third quarter of 2020. In addition, the Corporation saw a decrease of $520 million in short-term FHLB advances from December 31, 2019. See section Other Funding Sources and Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on FHLB Advances.
•On January 1, 2020, the Corporation adopted ASU 2016-13 using the modified retrospective approach which resulted in an increase to the allowance for loan losses of $112 million and an increase to the allowance for unfunded commitments of $19 million for a total increase to the ACLL of $131 million. A corresponding after tax decrease to common equity of $98 million was recorded along with a DTA of $33 million. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for additional information on the adoption of ASU 2016-13.
•At December 31 2020, preferred equity was $354 million, up $97 million, or 38% from December 31, 2019. On June 9, 2020, the Corporation issued $100 million, or $97 million net of issuance costs, of 5.625% Non-Cumulative Perpetual Preferred Stock, Series F. See Note 10 Stockholders' Equity of the notes to consolidated financial statements for additional information on the Corporation's preferred stock.

Loans
Table 6 Period End Loan Composition

	As of December 31,
	2020		2019		2018		2017		2016
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$767,757	3%	$—	—%	$—	—%	$—	—%	$—	—%
Commercial and industrial	7,701,422	31%	7,354,594	32%	7,398,044	32%	6,399,693	31%	6,489,014	32%
Commercial real estate — owner occupied	900,912	4%	911,265	4%	920,443	4%	802,209	4%	897,724	5%
Commercial and business lending	9,370,091	38%	8,265,858	36%	8,318,487	36%	7,201,902	35%	7,386,738	37%
Commercial real estate — investor	4,342,584	18%	3,794,517	17%	3,751,554	16%	3,315,254	16%	3,574,732	18%
Real estate construction	1,840,417	8%	1,420,900	6%	1,335,031	6%	1,451,684	7%	1,432,497	7%
Commercial real estate lending	6,183,001	25%	5,215,417	23%	5,086,585	22%	4,766,938	23%	5,007,229	25%
Total commercial	15,553,091	64%	13,481,275	59%	13,405,072	58%	11,968,840	58%	12,393,967	62%
Residential mortgage	7,878,324	32%	8,136,980	36%	8,277,712	36%	7,546,534	36%	6,332,327	31%
Home equity	707,255	3%	852,025	4%	894,473	4%	883,804	4%	934,443	5%
Other consumer	313,054	1%	351,159	2%	363,171	2%	385,813	2%	393,979	2%
Total consumer	8,898,632	36%	9,340,164	41%	9,535,357	42%	8,816,151	42%	7,660,749	38%
Total loans	$24,451,724	100%	$22,821,440	100%	$22,940,429	100%	$20,784,991	100%	$20,054,716	100%
Commercial real estate and real estate construction loan detail
Non-owner occupied	$2,969,906	68%	$2,589,838	68%	$2,545,751	68%	$2,361,382	71%	$2,545,578	71%
Multi-family	1,360,305	31%	1,201,835	32%	1,204,552	32%	952,473	29%	1,027,541	29%
Farmland	12,373	—%	2,844	—%	1,250	—%	1,399	—%	1,613	—%
Commercial real estate — investor	$4,342,584	100%	$3,794,517	100%	$3,751,554	100%	$3,315,254	100%	$3,574,732	100%
1-4 family construction	$270,467	15%	$261,908	18%	$289,558	22%	$353,902	24%	$358,398	25%
All other construction	1,569,950	85%	1,158,992	82%	1,045,474	78%	1,097,782	76%	1,074,099	75%
Real estate construction	$1,840,417	100%	$1,420,900	100%	$1,335,031	100%	$1,451,684	100%	$1,432,497	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2020 and 2019. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation's loan distribution and interest rate sensitivity as of December 31, 2020 are summarized in the following table:
Table 7 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
PPP	$—	$767,757	$—	$767,757	3%
Commercial and industrial	7,177,414	411,583	112,425	7,701,422	31%
Commercial real estate — owner occupied	465,559	265,180	170,174	900,912	4%
Commercial real estate — investor	3,950,995	300,624	90,964	4,342,584	18%
Real estate construction	1,772,124	56,423	11,870	1,840,417	8%
Residential mortgage - adjustable(b)	551,228	1,530,982	1,952,858	4,035,067	17%
Residential mortgage - fixed	33,857	93,079	3,716,321	3,843,256	16%
Home equity	30,647	100,378	576,230	707,255	3%
Other consumer	41,530	60,224	211,299	313,054	1%
Total loans	$14,023,353	$3,586,230	$6,842,140	$24,451,724	100%
Fixed-rate	$5,339,212	$1,855,199	$4,283,113	$11,477,524	47%
Floating or adjustable rate	8,684,142	1,731,031	2,559,028	12,974,200	53%
Total	$14,023,353	$3,586,230	$6,842,140	$24,451,724	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At December 31, 2020, $18.3 billion, or 75%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2020, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 8 Largest Commercial and Business Lending Industry Group Exposures

December 31, 2020	% of Total Loans	% of Total Commercial and Business Lending
Finance and Insurance	7%	18%
Power and Utilities	7%	17%
Manufacturing and Wholesale Trade	7%	17%
Real Estate	5%	12%
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
Oil and gas lending: The Corporation has provided reserve based loans to oil and gas exploration and production firms. The oil and gas portfolio is in run-off and no new oil and gas loans have been originated since February 2019. At December 31, 2020, the oil and gas portfolio was comprised of 29 credits, totaling $296 million of outstanding balances, which represents approximately 1% of the Corporation's total loans. The decrease in balances from prior years is driven by a purposeful reduction in exposure to oil and gas borrowers.
The oil and gas loans are first lien, reserve-based, and borrowing base dependent lines of credit. The portfolio is diversified across all major U.S. geographic basins and is diversified by product line with approximately 56% in oil and 44% in gas at December 31, 2020. Borrowing base re-determinations for the portfolio are generally completed at least twice a year and are based on detailed engineering reports and discounted cash flow analysis.
The following table summarizes information about the Corporation's oil and gas loan portfolio:
Table 9 Oil and Gas Loan Portfolio

	Years Ended December 31,
($ in Millions)	2020	2019	2018	2017	2016
Pass	$196	$408	$678	$483	$426
Special mention	22	9	9	—	20
Potential problem	41	43	39	40	75
Nonaccrual	37	23	22	77	147
Total oil and gas related loans	$296	$484	$747	$600	$668
Annual net charge offs	52	44	17	25	59
Oil and gas related allowance for loan losses	51	12	12	27	38
Oil and gas related ACLL on loans	54	13	13	28	40
Oil and gas ACLL to oil and gas loans	18.1%	2.7%	1.8%	4.6%	6.0%
•The increase in the ACLL attributable to oil and gas related credits (included within the commercial and industrial ACLL) at December 31, 2020 was primarily driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology.
The adoption impact of ASU 2016-13 for oil and gas loans was included within the commercial and industrial line item of the adoption table in Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements. The following table provides a summary of the changes in the ACLL in the Corporation's oil and gas loan portfolio as a result of adopting ASU 2016-13.
Table 10 Oil and Gas Impact of Adopting ASU 2016-13

	December 31, 2019		January 1, 2020
($ in Millions)	Allowance for Loan Losses	Allowance for Unfunded Commitments	CECL Day 1 Adjustment	ACLL
Oil and Gas	$12	$1	$55	$69
The following tables provide a summary of the changes in ACLL in the Corporation's oil and gas loan portfolio at December 31, 2020 and a summary of the changes in allowance for loan losses in the Corporation's oil and gas loan portfolio at December 31, 2019:
Table 11 Allowance for Credit Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec. 31, 2020	ACLL / Loans
Allowance for loan losses	$12	$53	$66	$(55)	$3	$(52)	$37	$51
Allowance for unfunded commitments	1	2	3	—	—	—	—	3
Allowance for credit losses on loans	$13	$55	$69	$(55)	$3	$(52)	$37	$54	18.1%

Table 12 Allowance for Loan Losses on Oil and Gas Loans

($ in Millions)	Dec. 31, 2018	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	Dec. 31, 2019
Allowance for loan losses	$12	$(50)	$5	$(44)	$45	$12
Commercial real estate - investor: CRE-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 13 Largest Commercial Real Estate Investor Property Type Exposures

December 31, 2020	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	6%	31%
Office	4%	23%
Retail	4%	20%
Industrial	3%	17%
The remaining CRE-investor portfolio is spread over various other property types, none of which exceed 2% of total loans.
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
Table 14 Largest Real Estate Construction Property Type Exposures

December 31, 2020	% of Total Loans	% of Total Real Estate Construction
Multi-Family	3%	37%
The remaining real estate construction portfolio is spread over various other property types, none of which exceed 2% of total loans.
The Corporation’s current lending standards for CRE and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum LTV, requirements for pre-leasing and / or presales, minimum borrower equity, and maximum loan-to-cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land that has a 50% LTV maximum. The Corporation’s LTV guidelines are in compliance with regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts include interest reserves, which are built into the loans and sized to fund loan payments through construction and lease up and/or sell out.
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2020. The majority of the on balance sheet residential mortgage portfolio consists of LIBOR or constant maturity treasury based, hybrid, adjustable rate mortgage loans with initial fixed-rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
In 2014, the Financial Stability Oversight Council and Financial Stability Board raised concerns about the reliability and robustness of LIBOR and called for the development of alternative interest rate benchmarks. The ARRC, through authority from the Federal Reserve, have selected the SOFR as the alternative rate and developed a paced transition plan which addresses the risk that LIBOR may not exist beyond the end of 2021. There are still many components of this plan which have not been fully decided or implemented in the industry. As a result, the Corporation is reaching out to certain borrowers offering an opportunity to refinance or modify their loans to avoid uncertainty around the LIBOR transition. Performing borrowers can modify or refinance to a fixed interest rate or an adjustable rate mortgage tied to the one-year treasury adjusted to a constant maturity of one-year with an appropriate margin. This provides the Bank and borrower with greater certainty around the loan structure.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines and loans consist of a combination of both borrower FICO score and the original cumulative LTV against the property securing the loan. During the second quarter of 2020, in the volatile economic environment, the Corporation reduced its exposure by reducing its maximum LTV on home equity lines of credit from 90% to 80%, among other changes, while maintaining the minimum acceptable FICO score at 670. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. During the third quarter of 2020, based upon an analysis of market conditions and uncertainty around the timing and scope of the anticipated economic recovery, the Corporation temporarily suspended new applications for home equity lines of credit. The Corporation has significantly curtailed its offerings of fixed-rate, closed-end home equity loans. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. See section Loans for additional information on loans.
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $118 million and $136 million of student loans at December 31, 2020 and December 31, 2019, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic and the passage of the CARES Act, government guaranteed student loans had been placed on an administrative forbearance through September 30, 2020. Subsequently, on August 8, 2020, President Trump directed the Secretary of Education to continue to suspend loan payments, stop collections, and waive interest on U.S. Department of Education held federal student loans through December 31, 2020. On December 4, 2020, the relief measures were extended through January 31, 2021, and on January 20, 2021, President Biden extended the federal student loan relief through September 30, 2021. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

COVID-19 Update:
Beginning on April 3, 2020, the Corporation began originating SBA loans under the PPP, which are included in commercial and business lending loans, to help businesses keep their workforce employed and cover other working capital needs during the COVID-19 pandemic. All complete eligible applications for the PPP have been processed in the order in which they have been received. The Corporation began submitting PPP forgiveness applications to the SBA on behalf of our customers on September 14, 2020. Forgiveness payments from the SBA began to be received early in the fourth quarter of 2020. The Corporation received approximately $248 million of forgiveness payments in 2020, with nearly all of the remaining loans expected to be forgiven in 2021. On December 27, 2020, the Economic Aid Act was signed into law, which included another round of PPP funding. The Corporation began originating the new round of PPP loans in January 2021. As of February 5, 2021, the Corporation has funded $133 million of PPP loans in this most recent round.
The following table summarizes the balance segmentation of the PPP loans as of December 31, 2020:
Table 15 Paycheck Protection Program Loan Segmentation

($ in Thousands)	Originated Loans	Originated Balance	Outstanding Balance	Impacted Jobs
>=$2,000,000	99	$335,534	$294,316	26,688
< $2,000,000 And > $350,000	485	386,062	228,812	37,266
<=$350,000	7,495	343,895	244,628	50,412
Total	8,079	$1,065,491	$767,757	114,366
The following table summarizes loan forbearances outstanding in response to the COVID-19 pandemic as of each quarterly period during 2020, as a result of the loan forbearance program:
Table 16 COVID-19 Loan Forbearances

($ in Thousands)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Commercial and business lending	$12,377	$61,535	$187,708	$345
Commercial real estate	18,368	248,842	675,382	595
Total consumer	47,835	375,794	724,921	428
Total	$78,579	$686,171	$1,588,011	$1,368

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 17 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and other NPAs:
Table 17 Nonperforming Assets

	As of December 31,
($ in Thousands)	2020	2019	2018	2017	2016
Nonperforming assets
Commercial and industrial	$61,859	$46,312	$41,021	$112,786	$183,371
Commercial real estate — owner occupied	1,058	67	3,957	22,740	9,544
Commercial and business lending	62,917	46,380	44,978	135,526	192,915
Commercial real estate — investor	78,220	4,409	1,952	4,729	18,051
Real estate construction	353	493	979	974	844
Commercial real estate lending	78,573	4,902	2,931	5,703	18,895
Total commercial	141,490	51,282	47,909	141,229	211,810
Residential mortgage	59,337	57,844	67,574	53,632	50,236
Home equity	9,888	9,104	12,339	13,514	13,001
Other consumer	140	152	79	171	256
Total consumer	69,364	67,099	79,992	67,317	63,493
Total nonaccrual loans	210,854	118,380	127,901	208,546	275,303
Commercial real estate owned	2,185	3,530	4,047	6,735	7,176
Residential real estate owned	1,194	5,696	2,963	5,873	3,098
Bank properties real estate owned	10,889	11,874	4,974	—	—
OREO	14,269	21,101	11,984	12,608	10,274
Other nonperforming assets	—	6,004	—	7,418	7,418
Total nonperforming assets	$225,123	$145,485	$139,885	$228,572	$292,995
Accruing loans past due 90 days or more
Commercial	$175	$342	$311	$418	$236
Consumer	1,423	1,917	1,853	1,449	1,377
Total accruing loans past due 90 days or more	$1,598	$2,259	$2,165	$1,867	$1,613
Restructured loans (accruing)(a)
Commercial	$41,119	$18,944	$28,668	$48,735	$53,022
Consumer	10,973	7,097	24,595	25,883	26,835
Total restructured loans (accruing)	$52,092	$26,041	$53,263	$74,618	$79,857
Nonaccrual restructured loans (included in nonaccrual loans)	$20,190	$22,494	$26,292	$23,486	$29,385
Ratios at year end
Nonaccrual loans to total loans	0.86%	0.52%	0.56%	1.00%	1.37%
NPAs to total loans plus OREO	0.92%	0.64%	0.61%	1.10%	1.46%
NPAs to total assets	0.67%	0.45%	0.42%	0.75%	1.01%
Allowance for credit losses on loans to nonaccrual loans	204.63%	188.61%	205.13%	139.19%	110.33%
(a) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.

Table 17 Nonperforming Assets (continued)

	Years Ended December 31,
($ in Thousands)	2020	2019	2018	2017	2016
Accruing loans 30-89 days past due
Commercial and industrial	$6,119	$821	$525	$271	$1,413
Commercial real estate — owner occupied	373	1,369	2,699	48	1,384
Commercial and business lending	6,492	2,190	3,224	319	2,797
Commercial real estate — investor	12,793	1,812	3,767	374	931
Real estate construction	991	97	330	251	369
Commercial real estate lending	13,784	1,909	4,097	625	1,300
Total commercial	20,276	4,099	7,321	944	4,097
Residential mortgage	10,385	9,274	9,706	9,552	8,142
Home equity	4,802	5,647	6,049	6,825	5,849
Other consumer	1,599	2,083	2,269	2,007	3,189
Total consumer	16,786	17,005	18,024	18,384	17,180
Total accruing loans 30-89 days past due	$37,062	$21,104	$25,345	$19,328	$21,277
Potential problem loans
PPP(a)	$18,002	$—	$—	$—	$—
Commercial and industrial	121,487	110,308	116,578	113,778	227,196
Commercial real estate — owner occupied	26,179	19,889	55,964	41,997	64,524
Commercial and business lending	165,668	130,197	172,542	155,775	291,720
Commercial real estate — investor	91,396	29,449	67,481	19,291	51,228
Real estate construction	19,046	—	3,834	—	2,465
Commercial real estate lending	110,442	29,449	71,315	19,291	53,693
Total commercial	276,111	159,646	243,856	175,066	345,413
Residential mortgage	3,749	1,451	5,975	1,616	5,615
Home equity	2,068	—	103	195	114
Total consumer	5,817	1,451	6,078	1,811	5,729
Total potential problem loans	$281,928	$161,097	$249,935	$176,877	$351,142
(a) The Corporation's policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See management’s accounting policy for nonaccrual loans in Note 1 Summary of Significant Accounting Policies and Note 4 Loans of the notes to consolidated financial statements for additional nonaccrual loan disclosures. See also sections Credit Risk and Allowance for Credit Losses on Loans.
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
Potential problem loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the allowance for credit losses. Potential problem loans are generally defined by management to include loans rated as substandard by management that are collectively evaluated (not nonaccrual loans or accruing TDRs); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans.
OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation's risk of loss. OREO properties decreased $7 million, or 32%, from December 31, 2019, primarily driven by decreases in residential OREO.

Other nonperforming assets: During the third quarter of 2019, the Bank accepted a partial settlement of a debt by receiving units of ownership interest in an oil and gas limited liability company, and during 2020, the Corporation wrote the value for the ownership interest down to zero.
Foregone Loan Interest: The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period:
Table 18 Foregone Loan Interest

	Years Ended December 31,
($ in Thousands)	2020	2019	2018	2017	2016
Interest income in accordance with original terms	$11,262	$12,032	$10,606	$16,205	$16,811
Interest income recognized	(6,891)	(5,015)	(5,500)	(9,339)	(10,228)
Reduction in interest income	$4,371	$7,016	$5,106	$6,866	$6,583

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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for December 2020 in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting policy, see section Critical Accounting Policies for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 4 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 6 provides information on loan growth and period end loan composition, Table 17 provides additional information regarding NPAs, and Table 19 and Table 20 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at December 31, 2020 and December 31, 2019 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio. The allocation of the Corporation’s ACLL is shown in Table 21.

Table 19 Allowance for Credit Losses on Loans

	Years Ended December 31,
($ in Thousands)	2020	2019	2018	2017	2016
Allowance for loan losses
Balance at beginning of period	$201,371	$238,023	$265,880	$278,335	$274,264
Cumulative effect of ASU 2016-13 adoption (CECL)	112,457	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	313,828	238,023	265,880	278,335	274,264
Provision for loan losses	164,457	18,500	2,500	27,000	69,000
Provision for loan losses recorded at acquisition	2,543	N/A	N/A	N/A	N/A
Gross up of allowance for PCD loans at acquisition	3,504	N/A	N/A	N/A	N/A
Loans charged off
Commercial and industrial	(80,320)	(63,315)	(30,837)	(44,533)	(71,016)
Commercial real estate — owner occupied	(419)	(222)	(1,363)	(344)	(512)
Commercial and business lending	(80,739)	(63,537)	(32,200)	(44,877)	(71,528)
Commercial real estate — investor	(22,920)	—	(7,914)	(991)	(1,504)
Real estate construction	(19)	(60)	(298)	(604)	(558)
Commercial real estate lending	(22,938)	(60)	(8,212)	(1,595)	(2,062)
Total commercial	(103,677)	(63,597)	(40,412)	(46,472)	(73,590)
Residential mortgage	(1,867)	(3,322)	(1,627)	(2,611)	(4,332)
Home equity	(1,719)	(1,846)	(3,236)	(2,724)	(4,686)
Other consumer	(4,790)	(5,548)	(5,261)	(4,439)	(3,831)
Total consumer	(8,376)	(10,716)	(10,124)	(9,774)	(12,849)
Total loans charged off	(112,053)	(74,313)	(50,536)	(56,246)	(86,439)
Recoveries of loans previously charged off
Commercial and industrial	7,004	11,875	13,714	11,465	14,543
Commercial real estate — owner occupied	147	2,795	639	173	74
Commercial and business lending	7,151	14,670	14,353	11,638	14,617
Commercial real estate — investor	643	31	668	242	1,624
Real estate construction	49	302	446	74	203
Commercial real estate lending	692	333	1,114	316	1,827
Total commercial	7,844	15,003	15,467	11,954	16,444
Residential mortgage	500	692	1,271	927	755
Home equity	1,978	2,599	2,628	3,194	3,491
Other consumer	1,101	868	812	716	820
Total consumer	3,579	4,158	4,712	4,837	5,066
Total recoveries	11,422	19,161	20,179	16,791	21,510
Net (charge offs) recoveries	(100,631)	(55,152)	(30,358)	(39,455)	(64,929)
Balance at end of period	$383,702	$201,371	$238,023	$265,880	$278,335
Allowance for unfunded commitments
Balance at beginning of period	$21,907	$24,336	$24,400	$25,400	$24,400
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	40,597	24,336	24,400	25,400	24,400
Provision for unfunded commitments	7,000	(2,500)	(2,500)	(1,000)	1,000
Amount recorded at acquisition	179	70	2,436	—	—
Balance at end of period	$47,776	$21,907	$24,336	$24,400	$25,400
Allowance for credit losses on loans	$431,478	$223,278	$262,359	$290,280	$303,735
Provision for credit losses on loans	$174,000	$16,000	$—	$26,000	$70,000

Table 19 Allowance for Credit Losses on Loans (continued)

	Years Ended December 31,
($ in Thousands)	2020	2019	2018	2017	2016
Net loan (charge offs) recoveries
Commercial and industrial	$(73,316)	$(51,441)	$(17,123)	$(33,068)	$(56,473)
Commercial real estate — owner occupied	(272)	2,573	(724)	(171)	(438)
Commercial and business lending	(73,588)	(48,868)	(17,848)	(33,239)	(56,911)
Commercial real estate — investor	(22,277)	31	(7,246)	(749)	120
Real estate construction	31	243	149	(530)	(355)
Commercial real estate lending	(22,246)	274	(7,098)	(1,279)	(235)
Total commercial	(95,834)	(48,594)	(24,946)	(34,518)	(57,146)
Residential mortgage	(1,367)	(2,630)	(355)	(1,684)	(3,577)
Home equity	259	753	(608)	470	(1,195)
Other consumer	(3,689)	(4,681)	(4,448)	(3,723)	(3,011)
Total consumer	(4,797)	(6,558)	(5,412)	(4,937)	(7,783)
Total net (charge offs) recoveries	$(100,631)	$(55,152)	$(30,358)	$(39,455)	$(64,929)
Ratios
Allowance for credit losses on loans to total loans	1.76%	0.98%	1.14%	1.40%	1.51%
Allowance for credit losses on loans to net charge offs	4.3x	4.0x	8.6x	7.4x	4.7x
Table 20 Net (Charge Offs) Recoveries(a)

	Years Ended December 31,
(In Basis Points)	2020	2019	2018	2017	2016
Net loan (charge offs) recoveries
Commercial and industrial	(86)	(68)	(25)	(52)	(87)
Commercial real estate — owner occupied	(3)	28	(9)	(2)	(5)
Commercial and business lending	(78)	(58)	(23)	(46)	(77)
Commercial real estate — investor	(54)	—	(18)	(2)	—
Real estate construction	—	2	1	(3)	(3)
Commercial real estate lending	(38)	1	(13)	(3)	—
Total commercial	(63)	(36)	(19)	(28)	(47)
Residential mortgage	(2)	(3)	—	(2)	(6)
Home equity	3	9	(6)	5	(12)
Other consumer	(112)	(132)	(119)	(99)	(74)
Total consumer	(5)	(7)	(6)	(6)	(10)
Total net (charge offs) recoveries	(41)	(24)	(13)	(19)	(33)
(a) Ratio of net charge offs to average loans by loan type

The following table illustrates the effect of the Day 1 adoption of ASU 2016-13 as well as the net ACLL build during the year ended December 31, 2020:
Table 21 Allowance for Credit Losses on Loans by Loan Portfolio

($ in Thousands)	December 31, 2019	CECL Day 1 Adjustment	ACLL Beginning Balance	Net ACLL Build	December 31, 2020	ACLL / Loans
PPP	$—	$—	$—	$531	$531	0.07%
Commercial and industrial	103,409	48,921	152,330	12,774	165,105	2.14%
Commercial real estate - owner occupied	10,411	(1,851)	8,560	2,979	11,539	1.28%
Commercial and business lending	113,820	47,070	160,890	16,285	177,175	1.89%
Commercial real estate - investor	41,044	2,287	43,331	50,741	94,071	2.17%
Real estate construction	32,447	25,814	58,261	19,819	78,079	4.24%
Commercial real estate lending	73,490	28,101	101,591	70,560	172,151	2.78%
Total commercial	187,311	75,171	262,482	86,845	349,326	2.25%
Residential mortgage	16,960	33,215	50,175	(7,179)	42,997	0.55%
Home equity	11,964	14,240	26,204	(4,237)	21,967	3.11%
Other consumer	7,044	8,520	15,564	1,623	17,187	5.49%
Total consumer	35,968	55,975	91,943	(9,792)	82,151	0.92%
Total allowance for credit losses on loans	$223,278	$131,147	$354,425	$77,053	$431,478	1.76%
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $1.6 billion, or 7%, from December 31, 2019, primarily driven by the addition of PPP loans in 2020 along with growth in CRE lending. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.
•Total potential problem loans increased $121 million, or 75%, from December 31, 2019, primarily driven by an increase in potential problem loans across the Corporation's commercial portfolio, stemming in part from the effects of the COVID-19 pandemic. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•For the year ended December 31, 2020, net charge offs of $101 million included $52 million of oil and gas charge offs and $49 million of net charge offs from all other portfolio categories. See Tables 19, 20, and 21 for additional information regarding the activity in the ACLL. See also oil and gas lending within the Credit Risk section for additional information.
•Total nonaccrual loans increased $92 million, or 78%, from December 31, 2019, primarily driven by an increase in nonaccrual CRE-investor and commercial & industrial loans, stemming in part from the effects of the COVID-19 pandemic. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•The ACLL attributable to oil and gas related credits (included within the commercial and industrial ACLL) was $54 million at December 31, 2020, compared to $13 million at December 31, 2019, with the increase primarily driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology. See Oil and gas lending within the Credit Risk section for additional information.
Management believes the level of ACLL to be appropriate at December 31, 2020.
Consolidated net income and stockholders’ equity could be affected if management’s estimate of the ACLL is subsequently materially different, requiring additional or less provision for credit losses to be recorded. Management carefully considers numerous detailed and general factors, its assumptions, and the likelihood of materially different conditions that could alter its assumptions. While management uses currently available information to recognize losses on loans, future adjustments to the ACLL may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating customer cash flow, and changes in economic conditions that affect our customers. Additionally, larger credit relationships do not inherently create more risk, but can create wider fluctuations in net charge offs and asset quality measures. As an integral part of their examination processes, various federal and state regulatory agencies also review the ACLL. These agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examinations.

Investment Securities Portfolio
Management of the investment securities portfolio involves the maximization of income while actively monitoring the portfolio's liquidity, market risk, quality of the investment securities, and its role in balance sheet and capital management. The Corporation classifies its investment securities as AFS, HTM, or equity securities on the consolidated balance sheets at the time of purchase or adoption of a new accounting standard. Securities classified as AFS may be sold from time to time in order to help manage interest rate risk, liquidity, credit quality, capital levels, or to take advantage of relative value opportunities in the marketplace. Investment securities classified as AFS and equity are carried at fair value on the consolidated balance sheets, while investment securities classified as HTM are carried at amortized cost on the consolidated balance sheets.
Table 22 Investment Securities Portfolio

	At December 31,
($ in Thousands)	2020	% of Total	2019	% of Total	2018	% of Total
Investment securities AFS
Amortized cost
U.S. Treasury securities	$26,436	1%	$—	—%	$1,000	—%
Agency securities	24,985	1%	—	—%	—	—%
Obligations of state and political subdivisions (municipal securities)	425,057	14%	529,908	16%	—	—%
Residential mortgage-related securities
FNMA / FHLMC	1,448,806	48%	131,158	4%	296,296	7%
GNMA	231,364	8%	982,941	30%	2,169,943	54%
Private-label	—	—%	—	—%	1,007	—%
Commercial mortgage-related securities
FNMA / FHLMC	19,654	1%	19,929	1%	—	—%
GNMA	511,429	17%	1,314,836	40%	1,273,309	32%
Asset backed securities
FFELP	329,030	11%	270,178	8%	297,347	7%
SBA	8,637	—%	—	—%	—	—%
Other debt securities	3,000	—%	3,000	—%	3,000	—%
Total amortized cost	$3,028,399	100%	$3,251,950	100%	$4,041,902	100%
Fair value
U.S. Treasury securities	$26,531	1%	$—	—%	$999	—%
Agency securities	25,038	1%	—	—%	—	—%
Obligations of state and political subdivisions (municipal securities)	450,662	15%	546,160	17%	—	—%
Residential mortgage-related securities
FNMA / FHLMC	1,461,241	47%	132,660	4%	295,252	7%
GNMA	235,537	8%	985,139	30%	2,128,531	54%
Private-label	—	—%	—	—%	1,003	—%
Commercial mortgage-related securities
FNMA / FHLMC	22,904	1%	21,728	1%	—	—%
GNMA	524,756	17%	1,310,207	40%	1,220,797	31%
Asset backed securities
FFELP	327,189	11%	263,693	8%	297,360	8%
SBA	8,584	—%	—	—%	—	—%
Other debt securities	3,000	—%	3,000	—%	3,000	—%
Total fair value and carrying value	$3,085,441	100%	$3,262,586	100%	$3,946,941	100%
Net unrealized holding gains (losses)	$57,043		$10,636		$(94,961)

Table 22 Investment Securities Portfolio (continued)

	At December 31,
($ in Thousands)	2020	% of Total	2019	% of Total	2018	% of Total
Investment securities HTM
Amortized cost
U.S. Treasury securities	$999	—%	$999	—%	$—	—%
Obligations of state and political subdivisions (municipal securities)	1,441,900	77%	1,418,569	64%	1,790,683	65%
Residential mortgage-related securities
FNMA / FHLMC	54,599	3%	81,676	4%	92,788	3%
GNMA	114,553	6%	269,523	12%	351,606	13%
Commercial mortgage-related securities
FNMA/FHLMC	11,211	1%	—	—%	—	—%
GNMA	255,742	14%	434,317	20%	505,434	18%
Total amortized cost and carrying value	$1,879,005	100%	$2,205,083	100%	$2,740,511	100%
Fair value
U.S. Treasury securities	$1,024	—%	$1,018	—%	$—	—%
Obligations of state and political subdivisions (municipal securities)	1,575,445	78%	1,487,227	65%	1,783,659	66%
Residential mortgage-related securities
FNMA / FHLMC	57,490	3%	83,420	4%	91,162	3%
GNMA	118,813	6%	270,296	12%	345,035	13%
Commercial mortgage-related securities
FNMA/FHLMC	11,211	1%	—	—%	—	—%
GNMA	264,960	13%	434,503	19%	490,414	18%
Total fair value	$2,028,943	100%	$2,276,465	100%	$2,710,271	100%
Net unrealized holding gains (losses)	$149,938		$71,381		$(30,240)
Equity securities
Equity securities carrying value and fair value	$15,106	100%	$15,090	100%	$1,568	100%
At December 31, 2020, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity or approximately $205 million.
The Corporation did not recognize any credit-related write-downs to the allowance for credit losses on investments during 2020, or any other than temporary impairment write-downs in 2019 or 2018. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 3 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
AFS Securities
U.S. Treasury Securities: U.S. Treasury Securities, including Treasury bills, notes, and bonds, are debt obligations issued by the U.S. Department of the Treasury and are backed by the full faith and credit of the U.S. government.
Municipal Securities: The municipal securities relate to various state and political subdivisions and school districts. The municipal securities portfolio is regularly assessed for credit quality and deterioration.
Agency Securities: Agency securities are debt obligations that are issued by a U.S. GSE or other federally related entity, and have an implied guarantee from the U.S. government.
Agency Residential and Agency Commercial Mortgage-Related Securities: Residential and commercial mortgage-related securities include predominantly GNMA, FNMA, and FHLMC MBS and CMOs. The fair value of these mortgage-related securities is subject to inherent risks, such as prepayment risk and interest rate changes. The Corporation regularly assesses valuation of these securities.
FFELP Asset Backed Securities: FFELP asset backed securities are collateralized with government guaranteed student loans.
SBA Asset Backed Securities: SBA asset backed securities are securities whose underlying assets are loans from the SBA. These loans are backed by the U.S. government.

Other Debt Securities: Other debt securities are primarily comprised of debt securities that mature within 3 years and have a rating of A.
HTM Securities
Municipal Securities: The municipal securities relate to various state and political subdivisions and school districts. The municipal securities portfolio is regularly assessed for credit quality and deterioration.
Agency Residential and Agency Commercial Mortgage-Related Securities: Residential and commercial mortgage-related securities in HTM are comprised of select MBS and CMOs, such as when a component qualifies for CRA purposes.
Equity Securities
Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds.
Equity Securities without Readily Determinable Fair Values: The Corporation's portfolio of equity securities without readily determinable fair values consists of Visa Class B restricted shares that the Corporation received in 2008 as part of Visa's initial public offering as well as additional Visa Class B restricted shares that were acquired during the acquisition of First Staunton during the first quarter of 2020.
Regulatory Stock (FHLB and Federal Reserve System)
In addition to the AFS, HTM, and equity investment securities noted above, the Corporation is also required to hold certain regulatory stock. The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as member banks of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. See Note 3 Investment Securities of the notes to consolidated financial statements for additional information on the regulatory stock.

Table 23 Investment Securities Portfolio Maturity Distribution(a)

	December 31, 2020
($ in Thousands)	Amortized Cost	Fair Value	Yield(b)
AFS securities
U. S. Treasury securities
After one but within five years	$26,436	$26,531	0.31%
Total U. S. Treasury securities	$26,436	$26,531	0.31%
Agency securities
After one but within five years	$24,985	$25,038	0.45%
Total federal agency securities	$24,985	$25,038	0.45%
Obligations of state and political subdivisions (municipal securities)
Within one year	$6,385	$6,394	3.62%
After one but within five years	29,873	30,543	3.31%
After five years but within ten years	350,687	371,076	3.27%
After ten years	38,113	42,650	4.27%
Total obligations of state and political subdivisions (municipal securities)	$425,057	$450,662	3.37%
Agency residential mortgage-related securities
Within one year	$108,924	$109,509	2.15%
After one but within five years	1,348,883	1,362,462	1.27%
After five years but within ten years	222,363	224,807	1.37%
Total agency residential mortgage-related securities	$1,680,170	$1,696,778	1.34%
Agency commercial mortgage-related securities
Within one year	$88,783	$89,624	2.26%
After one but within five years	422,647	435,132	2.50%
After five years but within ten years	19,654	22,904	4.06%
Total agency commercial mortgage-related securities	$531,083	$547,659	2.52%
Asset backed securities
Within one year	$205	$205	—%
After one but within five years	109,409	107,239	0.96%
After five years but within ten years	196,581	196,611	0.99%
After ten years	31,473	31,719	1.11%
Total asset backed securities	$337,667	$335,773	0.99%
Other debt securities
Within one year	$1,000	$1,000	3.53%
After one but within five years	2,000	2,000	2.23%
Total other debt securities	$3,000	$3,000	2.66%
Total AFS securities	$3,028,399	$3,085,441	1.78%

Table 23 Investment Securities Portfolio Maturity Distribution (continued) (a)

	December 31, 2020
($ in Thousands)	Amortized Cost	Fair Value	Yield(b)
HTM securities
U. S. Treasury securities
After one but within five years	$999	$1,024	2.56%
Total U. S. Treasury securities	$999	$1,024	2.56%
Obligations of state and political subdivisions (municipal securities)
Within one year	$29,665	$29,938	3.35%
After one but within five years	53,314	55,172	3.34%
After five years but within ten years	187,853	197,850	3.81%
After ten years	1,171,068	1,292,485	3.97%
Total obligations of state and political subdivisions (municipal securities)	$1,441,900	$1,575,445	3.91%
Agency residential mortgage-related securities
Within one year	$26,533	$26,845	2.04%
After one but within five years	122,720	128,427	2.58%
After five years but within ten years	6,794	7,219	3.38%
After ten years	13,105	13,812	3.17%
Total agency residential mortgage-related securities	$169,152	$176,303	2.58%
Agency commercial mortgage-related securities
Within one year	$56,520	$56,973	1.97%
After one but within five years	184,569	192,865	2.21%
After five years but within ten years	14,658	15,127	2.00%
After ten years	11,206	11,206	2.03%
Total GNMA commercial mortgage-related securities	$266,953	$276,171	2.14%
Total HTM securities	$1,879,005	$2,028,943	3.54%

Equity securities
Equity securities with readily determinable fair values	$1,661	$1,661	—%
Equity securities without readily determinable fair values	13,444	13,444	—%
Total equity securities	$15,106	$15,106	—%
(a) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(b) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.

Analysis of Deposits and Funding
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 24 Period End Deposit and Customer Funding Composition

	As of December 31,
($ in Thousands)	2020	2019	2018
Noninterest-bearing demand	$7,661,728	$5,450,709	$5,698,530
Savings	3,650,085	2,735,036	2,012,841
Interest-bearing demand	6,090,869	5,329,717	5,336,952
Money market	7,322,769	7,640,798	9,033,669
Brokered CDs	—	5,964	192,234
Other time	1,757,030	2,616,839	2,623,167
Total deposits	26,482,481	23,779,064	24,897,393
Customer funding(a)	245,247	103,113	137,364
Total deposits and customer funding	$26,727,727	$23,882,177	$25,034,757
Network transaction deposits(b)	$1,197,093	$1,336,286	$2,276,296
Brokered CDs	—	5,964	192,234
Total network and brokered funding	1,197,093	1,342,250	2,468,530
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$25,530,634	$22,539,927	$22,566,227
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•Deposits are the Corporation's largest source of funds.
•Total deposits increased $2.7 billion, or 11%, from December 31, 2019 primarily driven by customers holding proceeds from government stimulus programs in their deposit accounts. In addition, in the first quarter of 2020, the Corporation assumed $439 million of deposits from the acquisition of First Staunton, see Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for additional information on the acquisition of First Staunton.
•Noninterest-bearing deposits increased $2.2 billion, or 41%, from December 31, 2019 and savings accounts increased $915 million, or 33%, from December 31, 2019. These increases were primarily due to government stimulus program inflows and deposits acquired.
•Time deposits (excluding brokered CDs) decreased $860 million, or 33% from December 31, 2019 due to higher priced time deposits rolling off as they mature.
•Non-maturity deposit accounts comprised of savings, money market, and demand (both interest and non-interest bearing demand) accounts, accounted for 93% of the Corporation's total deposits at December 31, 2020.
Table 25 Maturity Distribution-Certificates of Deposit and Other Time Deposits of $100,000 or More

	As of December 31, 2020
($ in Thousands)	Certificates of Deposit	Other Time Deposits	Total Certificates of Deposits and Other Time Deposits
Three months or less	$195,854	$124,732	$320,586
Over three months through six months	96,873	31,446	128,318
Over six months through twelve months	101,331	23,492	124,823
Over twelve months	107,875	260	108,134
Total	$501,932	$179,929	$681,861
•Selected period end deposit information is detailed in Note 8 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2020. See Table 2 for additional information on average deposit balances and deposit rates.
Other Funding Sources
Short-Term Funding: Short-term funding is comprised of federal funds purchased, securities sold under agreements to repurchase, and commercial paper. Many short-term funding sources are expected to be reissued and, therefore, do not represent an immediate need for cash. Short-term funding sources at December 31, 2020 were $252 million, a decrease of $213 million from December 31, 2019. The decrease in short-term funding was primarily due to higher deposit levels.
Long-Term Funding: Long-term funding is comprised of senior notes, subordinated notes, and finance leases. Long-term funding at December 31, 2020 was $549 million, relatively unchanged from December 31, 2019.
Paycheck Protection Program Liquidity Facility: In connection with the funding of PPP loans, the Corporation had utilized the PPPLF. These borrowings from the Federal Reserve Bank match the term of the underlying loan, which had been pledged to secure the borrowings, with original terms of two or five years. In the fourth quarter of 2020, the Corporation paid off its obligation to the PPPLF in full.
FHLB Advances: FHLB advances are comprised of short-term FHLB advances (with original contractual maturities of one year or less) and long-term FHLB advances (with original contractual maturities greater than one year). FHLB advances at December 31, 2020 were $1.6 billion, down $1.5 billion from December 31, 2019, primarily due to the prepayment of $950 million of long-term FHLB advances in the third quarter of 2020, along with a $520 million decrease in short-term FHLB advances.
See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on short-term funding, long-term funding, PPPLF, and FHLB advances. See Table 2 for additional information on average funding and rates.

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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2020, the Corporation was in compliance with its internal liquidity objectives and has sufficient asset based liquidity to meet its obligations even under a stressed scenario.
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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of December 31, 2020, the Bank had $5.7 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2020, the Bank had $762 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $59 million was outstanding at December 31, 2020.
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
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at December 31, 2020 are displayed below:
Table 26 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	—
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	—
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable

For the year ended December 31, 2020, net cash provided by operating and financing activities was $550 million and $371 million, respectively, while investing activities used net cash of $794 million, for a net increase in cash, cash equivalents, and restricted cash of $127 million since year-end 2019. During 2020, total assets increased to $33.4 billion, up $1.0 billion, or 3%, compared to year-end 2019, primarily due to an increase of $1.6 billion in loans. The increase was primarily driven by PPP loan originations, growth in CRE loans, and loans acquired as a result of the First Staunton acquisition. On the funding side, deposits increased $2.7 billion, mainly driven by customers holding proceeds from government stimulus programs in their deposit accounts, while funding, including short-term, long-term, and FHLB advances, was down $1.8 billion. The decrease in funding was primarily driven by the prepayment of $950 million of long-term FHLB advances and the paydown of $520 million of short-term FHLB advances.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during 2020.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at December 31, 2020.
MVE and EAR are complementary interest rate risk metrics and should be viewed together. NII and EAR sensitivity capture asset and liability re-pricing mismatches for the first year inclusive of forecast balance sheet changes and are considered shorter term measures, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities and is considered a longer term measure.
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
Table 27 Estimated % Change in Rate Sensitive EAR Over 12 Months

	Dynamic Forecast December 31, 2020	Static Forecast December 31, 2020	Dynamic Forecast December 31, 2019	Static Forecast December 31, 2019
Gradual Rate Change
100 bp increase in interest rates	6.2%	6.3%	4.0%	3.7%
200 bp increase in interest rates	12.8%	12.7%	7.4%	6.7%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis. Whereas, NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Unlike the NII simulation, MVE uses instantaneous changes in rates. Additionally, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2020, the MVE profile indicates an increase in net balance sheet value due to instantaneous upward changes in rates. MVE sensitivity is reported in both upward and downward rate shocks.
Table 28 Market Value of Equity Sensitivity

	December 31, 2020	December 31, 2019
Instantaneous Rate Change
100 bp increase in interest rates	1.9%	(0.5)%
200 bp increase in interest rates	2.8%	(2.2)%
In the current rate environment, an increase in rates would result in an increase in MVE versus a decrease in 2019. The growth of core deposits along with paying down our term FHLB funding year over year were the main drivers of this change. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates.
The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at December 31, 2020, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 29 Contractual Obligations and Other Commitments(a)

($ in Thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	8	$1,371,671	$314,212	$71,136	$11	$1,757,030
Short-term funding	9	252,317	—	—	—	252,317
FHLB advances	9	17,723	9,781	1,000,848	604,371	1,632,723
Other long-term funding	9	299,631	967	248,867	—	549,465
Operating leases	7	7,630	10,757	7,888	10,150	36,425
Commitments to extend credit	14 & 16	5,294,361	3,666,397	1,198,832	186,403	10,345,992
Total		$7,243,333	$4,002,113	$2,527,571	$800,934	$14,573,952
(a) Based on original contractual maturity
Through the normal course of operations, the Corporation has entered into certain contractual obligations and other commitments, including but not limited to those most usually related to funding of operations through deposits or funding, commitments to extend credit, derivative contracts to assist management of interest rate exposure, and to a lesser degree leases for premises and equipment. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
The Corporation also has obligations under its retirement plans as described in Note 12 Retirement Plans of the notes to consolidated financial statements.
As of December 31, 2020, the net liability for uncertainty in income taxes, including associated interest and penalties, was $3 million. This liability represents an estimate of tax positions that the Corporation has taken in its tax returns which may ultimately not be sustained upon examination by the tax authorities. Since the ultimate amount and timing of any future cash settlements cannot be predicted with reasonable certainty, this estimated liability has been excluded from Table 29. See Note 13 Income Taxes of the notes to consolidated financial statements for additional information and disclosure related to uncertainty in income taxes.
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
The Corporation’s derivative financial instruments, under which the Corporation is required to either receive cash from or pay cash to counterparties depending on changes in interest rates, foreign currency, and commodity prices applied to notional amounts, are carried at fair value on the consolidated balance sheets. Because neither the derivative assets and liabilities, nor their notional amounts, represent the amounts that may ultimately be paid under these contracts, they are not included in Table 29. For further information and discussion of derivative contracts, see Note 14 Derivative and Hedging Activities of the notes to consolidated financial statements.
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At December 31, 2020, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 30 Capital Ratios

	As of December 31,
($ in Thousands)	2020	2019	2018
Risk-based Capital(a)
CET1	$2,706,010	$2,480,698	$2,449,721
Tier 1 capital	3,058,809	2,736,776	2,705,939
Total capital	3,632,807	3,208,625	3,216,575
Total risk-weighted assets	25,903,415	24,296,382	23,842,542
CET1 capital ratio	10.45%	10.21%	10.27%
Tier 1 capital ratio	11.81%	11.26%	11.35%
Total capital ratio	14.02%	13.21%	13.49%
Tier 1 leverage ratio	9.37%	8.83%	8.49%
Selected Equity and Performance Ratios
Total stockholders’ equity / total assets	12.24%	12.11%	11.25%
Dividend payout ratio(b)	38.50%	35.75%	32.29%
Return on average assets	0.90%	0.99%	1.01%
Noninterest expense / average assets	2.26%	2.40%	2.49%
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2020, which consisted entirely of repurchases related to tax withholding on equity compensation. There were no open market purchases during the quarter due to the suspension of the share repurchase program on March 13, 2020.
During the second quarter of 2020, the Corporation issued 4.0 million depositary shares each representing a 1/40th interest in a share of 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, for net proceeds of approximately $97 million.
In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The rule included a transition option that allowed banking organizations to phase in, over a three-year period, the day-one impact of CECL adoption on regulatory capital ratios. In August 2020, the federal bank regulatory agencies issued a final rule that maintains the three-year transition option of the 2019 CECL Rule and also provided an option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period. The Corporation has elected to utilize the CECL Transition Provision granted by the banking regulators. Under these provisions, the Day 1 capital impact relating to the adoption of ASU 2016-13 and 25% of the difference between the period end ACL and the Day 1 ACL will be 100% deferred for 2 years, and then phased in over the next 3 years. At December 31, 2020, the Corporation had a modified CECL transitional amount of $118 million.

Table 31 Non-GAAP Measures

	At or for the Year Ended December 31,
($ in Thousands)	2020	2019	2018	2017	2016
Selected equity and performance ratios(a)(b)
Tangible common equity / tangible assets	7.94%	7.71%	7.04%	7.08%	6.91%
Return on average equity	7.78%	8.44%	9.03%	7.23%	6.63%
Return on average tangible common equity	11.99%	13.21%	14.06%	10.86%	10.07%
Return on average common equity Tier 1	11.23%	12.59%	13.15%	10.43%	9.86%
Return on average tangible assets	0.93%	1.03%	1.05%	0.81%	0.73%
Average stockholders' equity / average assets	11.51%	11.72%	11.19%	10.77%	10.60%
Tangible common equity reconciliation(a)
Common equity	$3,737,421	$3,665,407	$3,524,171	$3,077,514	$2,931,383
Goodwill and other intangible assets, net	(1,177,554)	(1,264,531)	(1,244,859)	(991,819)	(987,328)
Tangible common equity	$2,559,867	$2,400,876	$2,279,312	$2,085,695	$1,944,055
Tangible assets reconciliation(a)
Total assets	$33,419,783	$32,386,478	$33,615,122	$30,443,626	$29,139,315
Goodwill and other intangible assets, net	(1,177,554)	(1,264,531)	(1,244,859)	(991,819)	(987,328)
Tangible assets	$32,242,230	$31,121,947	$32,370,263	$29,451,807	$28,151,987
Average tangible common equity and average common equity tier 1 reconciliation(a)
Common equity	$3,633,259	$3,615,153	$3,505,075	$3,012,704	$2,888,579
Goodwill and other intangible assets, net	(1,227,561)	(1,256,668)	(1,209,311)	(988,073)	(988,406)
Tangible common equity	2,405,698	2,358,485	2,295,764	2,024,631	1,900,173
Modified CECL transitional amount	115,052	N/A	N/A	N/A	N/A
Accumulated other comprehensive loss (income)	2,643	68,946	117,408	53,879	7,526
Deferred tax assets (liabilities), net	43,789	46,980	41,747	30,949	32,692
Average common equity Tier 1	$2,567,182	$2,474,411	$2,454,919	$2,109,459	$1,940,391
Average tangible assets reconciliation(a)
Total assets	$34,265,207	$33,046,604	$33,007,859	$29,467,324	$28,506,112
Goodwill and other intangible assets, net	(1,227,561)	(1,256,668)	(1,209,311)	(988,073)	(988,406)
Tangible assets	$33,037,646	$31,789,936	$31,798,548	$28,479,252	$27,517,705
Efficiency ratio reconciliation(c)
Federal Reserve efficiency ratio	61.76%	65.38%	66.23%	65.97%	66.95%
Fully tax-equivalent adjustment	(0.77)%	(0.85)%	(0.71)%	(1.28)%	(1.29)%
Other intangible amortization	(0.80)%	(0.82)%	(0.66)%	(0.18)%	(0.20)%
Fully tax-equivalent efficiency ratio	60.20%	63.72%	64.87%	64.51%	65.46%
Acquisition related costs adjustment(d)	(0.19)%	(0.60)%	(2.42)%	—%	—%
Provision for unfunded commitments adjustment	(0.55)%	0.20%	0.20%	0.09%	(0.09)%
Asset gains (losses), net adjustment	8.20%	0.14%	—%	(0.07)%	(0.01)%
Branch sales	0.41%	—%	—%	—%	—%
3Q 2020 initiatives(e)	(5.32)%	—%	—%	—%	—%
Adjusted efficiency ratio	62.76%	63.47%	62.65%	64.53%	65.36%
(a) The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and capital strength.
(b) These capital measurements are used by management, regulators, investors, and analysts to assess, monitor, and compare the quality and composition of our capital with the capital of other financial services companies.
(c) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs, and third quarter of 2020 initiatives, as described below, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, acquisition related costs, asset gains (losses), net, and gain on sale of branches, net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs, provision for unfunded commitments, asset gains (losses), net, branch sales, and third quarter of 2020 initiatives.
(d) Only includes First Staunton, Huntington branch, and Bank Mutual acquisitions.
(e) Third quarter of 2020 initiatives consisted of cost saving efforts that were executed during the third quarter of 2020. These initiatives included a $45 million loss on prepayment of FHLB advances, $10 million in severance, and $6 million in write-downs related to branch sales and lease breakage related to announced branch consolidations.
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

Table 32 Selected Segment Financial Data

	Year Ended December 31,			Change From Prior Year
($ in Thousands)	2020	2019	2018	% Change 2020	% Change 2019
Corporate and Commercial Specialty
Total revenue	$554,991	$531,876	$556,793	4%	(4)%
Provision for credit losses	59,780	49,341	42,234	21%	17%
Noninterest expense	209,507	233,655	233,202	(10)%	—%
Income tax expense (benefit)	53,193	47,480	54,732	12%	(13)%
Net income	232,512	201,399	226,625	15%	(11)%
Average earning assets	14,183,538	12,774,052	12,257,249	11%	4%
Average loans	14,244,938	12,829,331	12,305,983	11%	4%
Average deposits	9,423,485	9,710,281	9,531,124	(3)%	2%
Average allocated capital (Average CET1)(a)	1,428,291	1,283,231	1,242,486	11%	3%
Return on average allocated capital (ROCET1)(a)	16.28%	15.69%	18.24%	59 bp	N/M
Community, Consumer, and Business
Total revenue	$535,237	$618,606	$611,607	(13)%	1%
Provision for credit losses	21,862	18,594	18,500	18%	1%
Noninterest expense	429,447	467,086	463,187	(8)%	1%
Income tax expense (benefit)	17,625	27,914	27,283	(37)%	2%
Net income	66,303	105,011	102,637	(37)%	2%
Average earning assets	9,460,929	9,226,380	9,285,604	3%	(1)%
Average loans	9,395,680	9,162,911	9,222,584	3%	(1)%
Average deposits	15,026,889	12,957,467	12,197,989	16%	6%
Average allocated capital (Average CET1)(a)	533,954	541,992	553,568	(1)%	(2)%
Return on average allocated capital (ROCET1)(a)	12.42%	19.38%	18.54%	N/M	84 bp
Risk Management and Shared Services
Total revenue(b)	$186,784	$66,017	$66,748	183%	(1)%
Provision for credit losses	92,365	(51,935)	(60,734)	N/M	(14)%
Noninterest expense (c)	137,080	93,247	125,410	47%	(26)%
Income tax expense (benefit)(d)	(50,618)	4,325	(2,228)	N/M	N/M
Net income	7,957	20,379	4,301	(61)%	N/M
Average earning assets	7,187,540	7,820,397	8,506,941	(8)%	(8)%
Average loans	897,030	1,130,555	1,189,730	(21)%	(5)%
Average deposits	1,557,311	2,067,860	2,342,936	(25)%	(12)%
Average allocated capital (Average CET1)(a)	604,937	649,188	658,864	(7)%	(1)%
Return on average allocated capital (ROCET1)(a)	1.32%	0.80%	(0.98)%	52bp	N/M
Consolidated Total
Total revenue	$1,277,012	$1,216,498	$1,235,148	5%	(2)%
Return on average allocated capital (ROCET1)(a)	11.23%	12.59%	13.15%	-136 bp	-56 bp
N/M = Not Meaningful
(a) The Federal Reserve establishes capital adequacy requirements for the Corporation, including CET1. For segment reporting purposes, the return on CET 1 ("ROCET1") reflects return on average allocated CET1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends. Please refer to Table 31 for a reconciliation of non-GAAP financial measures to GAAP financial measures.
(b) For the year ended December 31, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC, 2019 includes less than $1 million of Huntington related asset losses, 2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.
(c) For the years ended December 31, 2020, 2019 and 2018, the Risk Management and Shared Services segment included approximately $2 million, $7 million, and $29 million respectively, of acquisition related noninterest expense. The Risk Management and Shared Services segment also incurred a loss of $45 million on the prepayment of FHLB advances during the third quarter of 2020.
(d) The Corporation has recognized $63 million in tax benefits in 2020, primarily driven by corporate restructuring which allowed for the recognition of built in capital losses and tax basis step-up yielding this tax benefit.

Segment Review 2020 Compared to 2019
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
•Segment revenue increased $23 million to $555 million in 2020, compared to $532 million in 2019, driven by an increase in net intersegment income partially offset by a decrease in net interest income. In addition, capital markets fees increased from 2019 as a result of higher interest rate swap fees.
•Noninterest expense decreased $24 million to $210 million in 2020, compared to $234 million in 2019, driven by a $14 million decrease in personnel expense, primarily related to a decrease in the funding for the management incentive plan.
•Average loan balances were $14.2 billion for 2020, up $1.4 billion from an average balance of $12.8 billion for 2019, largely due to growth in PPP loans and CRE lending loans.
The Community, Consumer, and Business segment consists of lending, deposit solutions, and historically offered ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Segment revenue decreased $83 million to $535 million in 2020, largely driven by the current interest rate environment, along with a decrease of $44 million in insurance commissions and fees due to sale of ABRC.
•Noninterest expense decreased $38 million to $429 million in 2020, primarily driven by a $26 million decrease in personnel expense. This was largely driven by a reduction in FTEs as a result of the sale of ABRC and a decrease in the funding for the management incentive plan.
•Average deposit balances were $15.0 billion in 2020, up $2.1 billion from average deposits of $13.0 billion in 2019, primarily driven by customers holding proceeds from government stimulus programs in their deposit accounts.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expense.

•Segment revenue increased $121 million to $187 million in 2020, primarily driven by a $163 million gain from the sale of ABRC.
•Provision for credit losses increased $144 million to $92 million in 2020, as a result of the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology.
•Noninterest expense increased $44 million in 2020 compared to 2019, primarily due to a $45 million FHLB prepayment fee.
•Income tax expense decreased $55 million in 2020 compared to 2019, primarily driven by corporate restructuring which allowed for the recognition of built in capital losses and tax basis step-up yielding a tax benefit of $63 million, partially offset by the gain on sale of ABRC.
•Average earning assets decreased $633 million in 2020 compared to 2019, driven by lower investment securities balances and runoff in the oil and gas loan portfolio.
•Average deposits were $1.6 billion in 2020, down $511 million from 2019, primarily driven by a decrease in higher cost network and time deposit accounts.

Table 33 Selected Quarterly Financial Data
The following is selected financial data summarizing the results of operations for each quarter in the years ended December 31, 2020 and 2019:

	2020 Quarters Ended
(In Thousands, except per common share data)	December 31	September 30	June 30	March 31
Net interest income	$187,993	$182,150	$189,872	$202,942
Provision for credit losses	16,997	43,009	61,000	53,001
Income (loss) before income taxes	83,860	(12,900)	199,955	56,056
Net income available to common equity	61,795	40,007	144,573	42,037
Basic earnings per common share	$0.40	$0.26	$0.94	$0.27
Diluted earnings per common share	$0.40	$0.26	$0.94	$0.27
	2019 Quarters Ended
(In Thousands, except per common share data)	December 31	September 30	June 30	March 31
Net interest income	$200,142	$206,365	$213,619	$215,547
Provision for credit losses	—	2,000	8,000	6,000
Income before income taxes	89,467	104,286	103,678	109,078
Net income available to common equity	68,303	79,539	80,860	82,885
Basic earnings per common share	$0.43	$0.50	$0.49	$0.50
Diluted earnings per common share	$0.43	$0.49	$0.49	$0.50

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
Allowance for Credit Losses on Loans:  Management’s evaluation process used to determine the appropriateness of the ACLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. The Corporation uses Moody's baseline economic forecast within its model. As an integral part of their examination process, various regulatory agencies also review the ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the ACLL is appropriate. See Note 1 Summary of Significant Accounting Policies and Note 4 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses on Loans section.
Goodwill Impairment Assessment:  Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The Corporation conducted its most recent annual impairment test in May 2020, utilizing a quantitative assessment. See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation's accounting policy on goodwill and see Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements for a detailed discussion of the factors considered by management in the quantitative assessment. Management estimated the fair value of each reporting unit utilizing an equally weighted combination of discounted cash flow and market-based approaches. Based on this assessment, management concluded that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. There were no events since the May 2020 impairment testing that have changed the Corporation's impairment assessment conclusion. There was no impairment charges recorded in 2020, 2019, or 2018.
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
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the MSRs asset at December 31, 2020, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the MSRs asset would have been approximately $4 million, or 10%, lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the MSRs asset would have been approximately $7 million, or 16%, higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the MSRs valuation reserve, which was approximately $18 million at December 31, 2020. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the MSRs asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the MSRs asset is properly recorded on the consolidated balance sheets. See Note 1 Summary of Significant Accounting Policies and Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements.
Income Taxes:  The assessment of tax assets and liabilities involves the use of estimates, assumptions, interpretations, and judgment concerning certain accounting pronouncements and federal and state tax codes and regulations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment, the impact of which could be significant to the consolidated results of operations and reported earnings. Quarterly assessments are performed to determine if valuation allowances are necessary against any portion of the Corporation’s DTAs. Assessing the need for, or sufficiency of, a valuation allowance requires management to evaluate all available evidence, both positive and negative, including the recent trend of quarterly earnings. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carryback and carryforward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g., cumulative losses in recent years, history of operating loss or tax credit carryforwards expiring unused) exists, more positive evidence than negative evidence will be necessary. The Corporation has concluded that based on the level of positive evidence, it is more likely than not that the DTA will be realized, net of the existing valuation allowances at December 31, 2020 and 2019. However, there is no guarantee that the tax benefits associated with the DTAs will be fully realized. The Corporation believes the tax assets and liabilities are properly recorded on the consolidated balance sheets. See Note 13 Income Taxes of the notes to consolidated financial statements and section Income Taxes.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	December 31,
(In Thousands, except share and per share data)	2020	2019
Assets
Cash and due from banks	$416,154	$373,380
Interest-bearing deposits in other financial institutions	298,759	207,624
Federal funds sold and securities purchased under agreements to resell	1,135	7,740
Investment securities AFS, at fair value	3,085,441	3,262,586
Investment securities HTM, net, at amortized cost(a)	1,878,938	2,205,083
Equity securities	15,106	15,090
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	168,280	227,347
Residential loans held for sale	129,158	136,280
Commercial loans held for sale	—	15,000
Loans	24,451,724	22,821,440
Allowance for loan losses(a)	(383,702)	(201,371)
Loans, net	24,068,022	22,620,068
Tax credit and other investments	297,232	279,969
Premises and equipment, net	418,914	435,284
Bank and corporate owned life insurance	679,647	671,948
Goodwill	1,109,300	1,176,230
Other intangible assets, net	68,254	88,301
Mortgage servicing rights, net	41,961	67,306
Interest receivable	90,263	91,196
Other assets	653,219	506,046
Total assets	$33,419,783	$32,386,478
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$7,661,728	$5,450,709
Interest-bearing deposits	18,820,753	18,328,355
Total deposits	26,482,481	23,779,064
Federal funds purchased and securities sold under agreements to repurchase	192,971	433,097
Commercial paper	59,346	32,016
FHLB advances	1,632,723	3,180,967
Other long-term funding	549,465	549,343
Allowance for unfunded commitments(a)	47,776	21,907
Accrued expenses and other liabilities	364,088	467,961
Total liabilities	29,328,850	28,464,355
Stockholders’ Equity
Preferred equity	353,512	256,716
Common equity
Common stock	1,752	1,752
Surplus	1,720,329	1,716,431
Retained earnings(a)	2,458,920	2,380,867
Accumulated other comprehensive income (loss)	12,618	(33,183)
Treasury stock, at cost	(456,198)	(400,460)
Total common equity	3,737,421	3,665,407
Total stockholders’ equity	4,090,933	3,922,124
Total liabilities and stockholders’ equity	$33,419,783	$32,386,478
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	364,458	264,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	153,540,224	157,171,247
Numbers may not sum due to rounding.
(a) See Note 1 Summary of Significant Accounting Policies for additional details on the adoption of ASU 2016-13.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, except per share data)	2020	2019	2018
Interest income
Interest and fees on loans	$785,241	$998,099	$976,990
Interest and dividends on investment securities
Taxable	59,806	100,304	119,741
Tax-exempt	58,320	57,565	44,782
Other interest	9,473	16,643	12,623
Total interest income	912,840	1,172,610	1,154,137
Interest expense
Interest on deposits	67,639	237,286	176,118
Interest on federal funds purchased and securities sold under agreements to repurchase	485	1,579	2,006
Interest on other short-term funding	51	138	180
Interest on PPPLF	1,984	—	—
Interest on FHLB advances	57,359	69,816	73,668
Interest on long-term funding	22,365	28,116	22,585
Total interest expense	149,883	336,936	274,557
Net interest income	762,957	835,674	879,580
Provision for credit losses	174,006	16,000	—
Net interest income after provision for credit losses	588,950	819,674	879,580
Noninterest income
Wealth management fees(a)	84,957	83,467	82,562
Service charges and deposit account fees	56,307	63,135	66,075
Card-based fees	38,534	39,755	39,656
Other fee-based revenue	19,238	18,942	17,818
Capital markets, net	27,966	19,862	20,120
Mortgage banking, net	45,580	31,878	19,911
Bank and corporate owned life insurance	13,771	14,845	13,951
Insurance commissions and fees	45,245	89,104	89,511
Asset gains (losses), net(b)	155,589	2,713	(1,103)
Investment securities gains (losses), net	9,222	5,957	(1,985)
Gains on sale of branches, net	7,449	—	—
Other	10,200	11,165	9,051
Total noninterest income	514,056	380,824	355,568
Noninterest expense
Personnel	432,151	487,063	482,676
Technology	81,214	82,429	72,674
Occupancy	64,064	62,399	59,121
Business development and advertising	18,428	29,600	30,923
Equipment	21,705	23,550	23,243
Legal and professional	21,546	19,901	23,061
Loan and foreclosure costs	12,600	8,861	7,410
FDIC assessment	20,350	16,250	30,000
Other intangible amortization	10,192	9,948	8,159
Acquisition related costs(c)	2,447	7,320	29,002
Loss on prepayments of FHLB advances	44,650	—	—
Other	46,688	46,666	55,530
Total noninterest expense	776,034	793,988	821,799
Income before income taxes	326,972	406,509	413,349
Income tax expense	20,200	79,720	79,786
Net income	306,771	326,790	333,562
Preferred stock dividends	18,358	15,202	10,784
Net income available to common equity	$288,413	$311,587	$322,779
Earnings per common share
Basic	$1.87	$1.93	$1.92
Diluted	$1.86	$1.91	$1.89
Average common shares outstanding
Basic	153,005	160,534	167,345
Diluted	153,642	161,932	169,732
Numbers may not sum due to rounding.
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) The year ended December 31, 2020 includes a gain of $163 million from the sale of ABRC. The year ended December 31, 2019 includes less than $1 million of Huntington related asset losses. The year ended December 31, 2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.
(c) Includes the First Staunton, Huntington branch, and Bank Mutual acquisition related costs only.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Net income	$306,771	$326,790	$333,562
Other comprehensive income (loss), net of tax
Investment securities AFS
Net unrealized gains (losses)	55,628	111,592	(39,891)
Amortization of net unrealized (gains) losses on AFS securities transferred to HTM securities	3,359	895	(572)
Reclassification adjustment for net losses (gains) realized in net income	(9,222)	(5,957)	1,985
Reclassification from OCI due to change in accounting principle	—	—	(84)
Reclassification of certain tax effects from OCI	—	—	(8,419)
Income tax (expense) benefit	(12,429)	(26,898)	9,791
Other comprehensive income (loss) on investment securities AFS	37,336	79,631	(37,189)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(148)	(148)	(148)
Net actuarial (loss) gain	7,780	16,296	(28,612)
Amortization of actuarial loss (gain)	3,897	476	2,203
Reclassification of certain tax effects from OCI	—	—	(5,235)
Income tax (expense) benefit	(3,064)	(4,465)	6,767
Other comprehensive income (loss) on pension and postretirement obligations	8,465	12,158	(25,025)
Total other comprehensive income (loss)	45,801	91,789	(62,214)
Comprehensive income	$352,572	$418,579	$271,348
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2017	165	$159,929	161,752	$1,618	$1,338,722	$1,934,696	$(62,758)	$(134,764)	$3,237,443
Comprehensive income:
Net income	—	—	—	—	—	333,562	—	—	333,562
Other comprehensive income (loss)	—	—	—	—	—	—	(48,476)	—	(48,476)
Adoption of new accounting standards	—	—	—	—	—	—	(13,738)	—	(13,738)
Comprehensive income									$271,348
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(7,116)	15,096	—	10,428	18,408
Acquisitions	—	—	13,705	137	396,975	—	—	91,296	488,408
Purchase of common stock returned to authorized but unissued	—	—	(1,357)	(14)	(33,061)	—	—	—	(33,075)
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(206,450)	(206,450)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(7,148)	(7,148)
Cash dividends:
Common stock, $0.62 per share	—	—	—	—	—	(105,519)	—	—	(105,519)
Preferred stock(a)	—	—	—	—	—	(10,784)	—	—	(10,784)
Issuance of preferred stock	100	97,315	—	—	—	—	—	—	97,315
Purchase of preferred stock	(1)	(528)	—	—	—	(8)	—	—	(537)
Common stock warrants exercised	—	—	1,116	11	(12)	—	—	—	(1)
Stock-based compensation expense, net	—	—	—	—	17,107	—	—	—	17,107
Tax Act reclassification	—	—	—	—	—	13,654	—	—	13,654
Change in accounting principle	—	—	—	—	—	84	—	—	84
Other	—	—	—	—	—	632	—	—	632
Balance, December 31, 2018	264	$256,716	175,216	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income:
Net income	—	—	—	—	—	326,790	—	—	326,790
Other comprehensive income	—	—	—	—	—	—	91,789	—	91,789
Comprehensive income									$418,579
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(21,038)	—	—	32,254	11,216
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(177,484)	(177,484)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(8,592)	(8,592)
Cash dividends:
Common stock, $0.69 per share	—	—	—	—	—	(111,804)	—	—	(111,804)
Preferred stock(b)	—	—	—	—	—	(15,202)	—	—	(15,202)
Stock-based compensation expense, net	—	—	—	—	24,854	—	—	—	24,854
Other	—	—	—	—	—	(331)	—	—	(331)
Balance, December 31, 2019	264	256,716	175,216	1,752	1,716,431	2,380,867	(33,183)	(400,460)	3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(98,337)	—	—	(98,337)
Total shareholder's equity at beginning of period, as adjusted	264	256,716	175,216	1,752	1,716,431	2,282,530	(33,183)	(400,460)	3,823,787
Comprehensive income:
Net income	—	—	—	—	—	306,771	—	—	$306,771
Other comprehensive income	—	—	—	—	—	—	45,801	—	45,801
Comprehensive income									$352,572
Issuance of preferred stock	100	96,796	—	—	—	—	—	—	96,796
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(17,663)	—	—	21,629	3,966
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,113)	(6,113)
Cash dividends:
Common stock, $0.72 per share	—	—	—	—	—	(112,023)	—	—	(112,023)
Preferred stock(c)	—	—	—	—	—	(18,358)	—	—	(18,358)
Stock-based compensation expense, net	—	—	—	—	21,561	—	—	—	21,561
Balance, December 31, 2020	364	$353,512	175,216	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Numbers may not sum due to rounding.
(a) Series C, $1.53125 per share; Series D, $1.34375 per share; and Series E, $0.322309 per share.
(b) Series C, $1.53125 per share; Series D, $1.34375 per share; and Series E, $1.46875 per share.
(c) Series C, $1.53125 per share; Series D, $1.34375 per share; Series E, $1.46875 per share; and Series F, $0.7881181 per share.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$306,771	$326,790	$333,562
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	174,006	16,000	—
Depreciation and amortization	50,567	58,149	48,253
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	17,704	63	(545)
Amortization of mortgage servicing rights	22,664	12,432	9,594
Amortization of other intangible assets	10,192	9,948	8,159
Amortization and accretion on earning assets, funding, and other, net	25,028	23,573	11,624
Net amortization of tax credit investments	25,556	20,062	19,425
Losses (gains) on sales of investment securities, net	(9,222)	(5,957)	1,985
Asset (gains) losses, net	(155,589)	(2,713)	1,103
(Gains) on sale of branches, net	(7,449)	—	—
(Gain) loss on mortgage banking activities, net	(59,379)	(20,120)	(22,497)
Mortgage loans originated for sale	(1,642,135)	(1,090,792)	(1,092,318)
Proceeds from sales of mortgage loans held for sale	1,959,571	1,317,077	1,131,652
Pension contributions	—	—	(41,877)
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	933	7,595	(7,417)
Increase (decrease) in interest payable	(11,385)	2,495	10,407
Increase (decrease) in accrued expenses	(29,057)	723	30,924
Increase (decrease) in derivative position	(113,760)	(102,966)	40,950
Increase (decrease) in net income tax position	(47,268)	43,908	18,178
Net change in other assets and other liabilities	32,270	(42,005)	(4,594)
Net cash provided by operating activities	550,020	574,260	496,567
Cash Flows from Investing Activities
Net increase in loans	(1,640,524)	(137,990)	(326,464)
Purchases of
AFS securities	(1,648,938)	(460,124)	(737,580)
HTM securities	(125,480)	(423,682)	(682,622)
Federal Home Loan Bank and Federal Reserve Bank stocks	(84,152)	(246,836)	(347,323)
Premises, equipment, and software	(54,682)	(67,459)	(65,854)
Other intangibles	(200)	—	—
Proceeds from
Sales of AFS securities	626,283	1,367,476	601,130
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	144,000	270,023	282,145
Prepayments, calls, and maturities of AFS investment securities	1,343,056	561,659	633,859
Prepayments, calls, and maturities of HTM investment securities	449,078	260,510	217,836
Sales, prepayments, calls and maturities of other assets	27,964	10,250	41,856
Net cash received in ABRC sale	256,511	—	—
Net change in tax credit and alternative investments	(55,134)	(67,632)	(57,327)
Net cash (paid) received in acquisitions	(31,518)	551,250	59,472
Net cash provided by (used in) investing activities	(793,737)	1,617,446	(380,872)
Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,497,378	(1,842,748)	270,481
Net decrease in deposits due to branch sales	(222,878)	—	—
Net increase (decrease) in short-term funding	(238,655)	308,039	(581,371)
Net increase (decrease) in short-term FHLB advances	(520,000)	(380,000)	616,000
Repayment of long-term FHLB advances	(1,040,972)	(764,657)	(2,150,016)
Proceeds from long-term FHLB advances	4,215	751,573	1,837,680
Redemption of Corporation's senior notes	—	(250,000)	—
Repayment of finance lease principal	(1,081)	(1)	—
Proceeds from issuance of long-term funding	—	—	300,000
Proceeds from issuance of preferred shares	96,796	—	97,315
Proceeds from issuance of common stock for stock-based compensation plans	3,966	11,216	18,408
Common stock warrants exercised	—	—	(1)
Purchase of treasury stock, open market purchases	(71,255)	(177,484)	(206,450)
Purchase of treasury stock, stock-based compensation plans	(6,113)	(8,592)	(7,148)
Purchase of preferred shares	—	—	(537)
Purchase of common stock returned to authorized but unissued	—	—	(33,075)
Cash dividends on common stock	(112,023)	(111,804)	(105,519)
Cash dividends on preferred stock	(18,358)	(15,202)	(10,784)
Net cash provided by (used in) financing activities	371,020	(2,479,660)	44,983
Net increase (decrease) in cash, cash equivalents, and restricted cash	127,304	(287,954)	160,678
Cash, cash equivalents, and restricted cash at beginning of period	588,744	876,698	716,018
Cash, cash equivalents, and restricted cash at end of period	$716,048	$588,744	$876,698

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid for interest	$159,291	$332,919	$261,724
Cash paid for income and franchise taxes	17,734	41,131	18,335
Loans and bank premises transferred to OREO	19,261	10,513	26,517
Capitalized mortgage servicing rights	13,667	11,606	10,722
Loans transferred into held for sale from portfolio, net	264,570	313,570	33,010
Transfer of HTM securities to AFS securities (adoption of ASU 2019-04)	—	692,414	—
Unsettled trades to purchase securities	—	—	883
Acquisitions
Fair value of assets acquired, including cash and cash equivalents	456,480	695,848	2,567,488
Fair value ascribed to goodwill and intangible assets	23,548	29,837	261,243
Fair value of liabilities assumed	480,028	725,764	2,340,323
Common stock issued in acquisition	—	(79)	488,408
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same sum amounts shown on the consolidated statements of cash flows:

	December 31,
($ in Thousands)	2020	2019	2018
Cash and cash equivalents	$716,048	$400,232	$782,784
Restricted cash	—	188,512	93,914
Total cash, cash equivalents, and restricted cash shown on the consolidated statements of cash flows	$716,048	$588,744	$876,698
Numbers may not sum due to rounding.

Amounts included in restricted cash represent required reserve balances with the Federal Reserve Bank, which is included in interest-bearing deposits in other financial institutions on the face of the consolidated balance sheets. At December 31, 2020, the Corporation had no restricted cash due to the Federal Reserve reducing the required ratio to zero percent.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
December 31, 2020, 2019, and 2018
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
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Parent Company and its subsidiaries. Investments in unconsolidated entities (none of which are considered to be variable interest entities in which the Corporation is the primary beneficiary) are accounted for using the cost method of accounting when the Corporation has determined that the cost method is appropriate. Investments not meeting the criteria for cost method accounting are accounted for using the equity method of accounting. Investments in unconsolidated entities are included in tax credit and other investments on the consolidated balance sheets, and the Corporation’s share of income or loss is recorded in other noninterest income, while distributions in excess of the investment are recorded in asset gains (losses), net.
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
Business Combinations
The Corporation accounts for its acquisitions using the purchase accounting method. Purchase accounting requires the total purchase price to be allocated to the estimated fair values of assets acquired and liabilities assumed, including certain intangible assets that must be recognized. Typically, this allocation results in the purchase price exceeding the fair value of net assets acquired, which is recorded as goodwill. CDIs are a measure of the value of checking, money market and savings deposits acquired in business combinations accounted for under the purchase method. CDIs and other identified intangibles with finite useful lives are amortized using the straight line method over their estimated useful lives of up to ten years.
Fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
For PCD loans, the credit discount includes estimated future credit losses expected over the life of the loan. The credit discount is recorded through a gross up of the allowance for loan loss and the corresponding loan. Adjustments to the allowance for loan losses are made through the provision for credit losses after the date of acquisition.
Purchased performing loans are recorded at fair value, including credit, interest, and liquidity discounts. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for loan losses established at the acquisition date for purchased performing loans. A provision for credit losses is recorded at the time of acquisition for purchased non-PCD loans. See Note 2 for additional information on the Corporation's acquisitions.

Investment Securities
Securities are classified as HTM, AFS, or equity on the consolidated balance sheets at the time of purchase. Investment securities classified as HTM, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as AFS, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of OCI. Investment securities classified as equity securities are carried at fair value with changes in fair value immediately reflected in the consolidated statements of income. Any decision to sell investment securities AFS would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Realized gains or losses on investment security sales (using specific identification method) are included in investment securities gains (losses), net, on the consolidated statements of income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield.
In certain situations, management may elect to transfer certain investment securities from the AFS classification to the HTM classification. In such cases, the investment securities are reclassified at fair value at the time of transfer. Any unrealized gain or loss included in accumulated other comprehensive income (loss) at the time of transfer is retained therein and amortized over the remaining life of the investment security as an adjustment to yield.
Management measures expected credit losses on HTM securities on a collective basis by major security type. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts and is included in investment securities HTM, net, at amortized cost on the consolidated balance sheets
For AFS securities, the Corporation evaluates whether any decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses on investments is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses on investments is recognized in OCI.

Changes in the allowance for credit losses on investments are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS debt securities is excluded from the estimate of credit losses. See Note 3 for additional information on investment securities.

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
Loans Held for Sale
Residential Loans Held for Sale: Residential loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at estimated fair value. As a result of holding these loans at fair value, changes in the secondary market are reflected in earnings immediately, as opposed to being dependent upon the timing of sales. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.
Commercial Loans Held for Sale: Commercial loans held for sale are carried at the lower of cost or estimated fair value. The estimated fair value is based on a discounted cash flow analysis.

Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the effective interest method. An ACLL is established for estimated credit losses in the loan portfolio. See Allowance for Credit Losses below for further policy discussion. See Note 4 for additional information on loans.
Nonaccrual Loans: Management considers a loan to be nonaccrual when it believes it will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest.
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
Troubled Debt Restructurings (“Restructured Loans”): Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. In addition, all accruing restructured loans are reported as TDRs, which are individually analyzed by management. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. See Note 4 for additional information on restructured loans.
Allowance for Credit Losses on Loans: The allowance for loan losses is a reserve for estimated lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimate of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. The Corporation estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of these loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb the expected lifetime losses in the loan portfolio.
The methodology applied by the Corporation is designed to assess the appropriateness of the allowance for loan losses within the Corporation's loan segmentation. The methodology also focuses on evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio using a dual risk rating system consisting of probability of default and loss given default models, which are based on loan grades for commercial loans and credit reports for consumer loans applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial and property types in CRE for commercial loans and loan types for consumer loans, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilizes the Moody's Baseline economic forecast in the allowance model and applies that forecast over a reasonable and supportable period with reversion to historical losses. For additional detail on the reasonable and supportable period and reversion inputs, see Note 4. The Corporation estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flows of the loan. Because each of the criteria used is subject to change, the analysis of the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.
Management individually analyzes loans that do not share similar risk characteristics to other loans in the portfolio. Management has determined that commercial loan relationships that have nonaccrual status or commercial and retail loans that have had their terms restructured in a TDR meet this definition. Probable TDRs are loans the Corporation has reviewed individually to determine whether there is a high likelihood that the loans will default and will require restructuring in the near future. Probable TDRs could be classified as Pass, Special Mention, Potential Problem or Nonaccrual within the Corporation's credit quality analysis depending on the specific circumstances surrounding the individual credits. Accrued interest receivable on loans is excluded from the estimate of credit losses. The ACLL attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of expected loan loss is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity, and other consumer, are collectively evaluated for impairment.
The allowance for unfunded commitments leverages the same methodology utilized to measure the allowance for loan losses. The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. See Note 4 for additional information on the ACLL and Note 16 for additional information on the allowance for unfunded commitments.
A portion of the ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.
Management believes that the level of the ACLL is appropriate. While management uses currently available information to recognize losses on loans, future adjustments to the ACLL may be necessary based on newly received appraisals, updated commercial customer financial statements, rapidly deteriorating cash flow, and changes in economic conditions that affect our customers. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management based on their judgments about information available to them at the time of their examinations. See Loans above for further policy discussion and see Note 4 for additional information on the allowance for loan losses.
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
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill, CDIs, and other identifiable intangibles (primarily related to customer relationships acquired). CDIs have estimated finite lives and are amortized on a straight-line basis to expense over a 10-year period. The other intangibles have estimated finite lives and are amortized on a straight-line basis over their expected useful life. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
Goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of a reporting unit exceeds its calculated fair value, an impairment charge is assessed, limited to the amount of goodwill allocated to that reporting unit. See Note 5 for additional information on goodwill and other intangible assets.
Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a MSRs asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. MSRs, when purchased, are initially recorded at fair value. As the Corporation has not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation follows the amortization method. MSRs are amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, on the consolidated balance sheets.
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
It is the Corporation’s policy to provide for uncertainty in income taxes as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2020 and 2019, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit was established or is required to pay amounts in excess of the liability established, the Corporation’s effective tax rate in a given financial statement period may be impacted. See Note 13 for additional information on income taxes.
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
Federal regulations require the Corporation to clear all LIBOR interest rate swaps through a clearing house, if possible. For derivatives cleared through central clearing houses, the variation margin payments are legally characterized as daily settlements of the derivative rather than collateral. The Corporation's clearing agent for interest rate derivative contracts that are centrally cleared through the Chicago Mercantile Exchange (CME) and the London Clearing House (LCH) settles the variation margin daily. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value is reported in other assets or accrued expenses and other liabilities on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. See Note 14 for additional information on derivatives and hedging activities.
Securities Sold Under Agreement to Repurchase
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. These repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty) and not as a sale and subsequent repurchase of securities (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The obligation to repurchase the securities is reflected as a liability within federal funds purchased and securities sold under agreements to repurchase on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. See Notes 9 and 15 for additional information on repurchase agreements.

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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in net unrealized gain / loss on securities AFS and changes in net actuarial gain / loss on defined benefit pension and postretirement plans. Comprehensive income is reported on the accompanying consolidated statements of changes in stockholder’s equity and consolidated statements of comprehensive income. See Note 22 for additional information on accumulated other comprehensive income (loss).
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
Impact of Adopting ASU 2016-13 Financial Instruments - Credit Losses (Topic 326)
At January 1, 2020, the adoption of ASU 2016-13 resulted in an increase to the allowance for loan losses of $112 million and an increase to the allowance for unfunded commitments of $19 million for a total increase to the ACLL of $131 million. A corresponding after tax decrease to common equity of $98 million along with a DTA of $33 million were recorded.
The following table illustrates the impact of adoption by loan segmentation:

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
The allowance for credit losses on HTM securities was approximately $61,000 at January 1, 2020, attributable entirely to the Corporation's municipal securities.

New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	The FASB issued an amendment to replace the current incurred loss impairment methodology. Under the new guidance, entities will be required to measure expected credit losses by utilizing forward-looking information to assess an entity's ACL. The guidance also requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. This amendment was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities should apply the amendment by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-19 was issued to clarify that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. ASU 2019-04 was issued and provided entities alternatives for measurement of accrued interest receivable, clarified the steps entities should take when recording the transfer of loans or debt securities between measurement classifications or categories and clarifies that entities should include expected recoveries on financial assets. ASU 2019-05 was issued to provide entities that have certain instruments within the scope of Subtopic 320-20 with an option to irrevocably elect the fair value option in Subtopic 825-10. ASU 2020-02 was issued to further explain the measurement of current expected credit losses and the development, governance, and documentation of a systematic methodology.	1st Quarter 2020	The Corporation has adopted the Update using a modified retrospective approach. The Corporation has developed a CECL allowance model which calculates reserves over the life of the loan and is largely driven by portfolio characteristics, risk-grading, economic outlook, and key methodology assumptions. Those assumptions are based upon the existing probability of default and loss given default framework. At adoption, the Corporation utilized a single economic forecast over a 2-year reasonable and supportable forecast period. In the second year, the Corporation used straight-line reversion to historical losses. The Corporation recorded a $131 million adjustment to the ACL related to the adoption of this standard, which includes $61 thousand related to the HTM investment securities portfolio. The Corporation has elected to maintain pools accounted for under Subtopic 310-30 at adoption. The Corporation has elected to utilize the 2019 Capital Transition Relief for initial adoption, as well as the 2020 Capital Transition Relief as permitted under applicable regulations. Results for the periods after January 1, 2020 are presented in accordance with ASC 326 while prior period amounts continue to be reported in accordance with previously applicable standards.
ASU 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement	The FASB issued an amendment to add, modify, and remove disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the FASB Concepts Statement "Conceptual Framework for Financial Reporting," including the consideration of costs and benefits. The amendment was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact with minor changes in presentation.
ASU 2017-04 Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	The FASB issued an amendment to simplify the subsequent quantitative measurement of goodwill by eliminating step two from the goodwill impairment test. Instead, an entity will perform only step one of its quantitative goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and then recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative step one impairment test is necessary. This amendment was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Entities should apply the amendment prospectively.	1st Quarter 2020	There has been no material impact on results of operations, financial position, and liquidity. The Corporation performs its annual impairment testing in May.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2020-03 Codification Improvements to Financial Instruments	The FASB issued an amendment to further clarify that all entities are required to provide the fair value option disclosures in paragraphs 825-10-50-24 through 50-32. The amendment also states that paragraphs 820-10-35-2A(g) and 820-10-35-18L are to include the phrase nonfinancial items accounted for as derivatives under Topic 815 to be consistent with the previous amendments to Section 820-10-35 that were made by ASU No. 2018-09, Codification Improvements. The amendment also clarifies that the disclosure requirements in Topic 320 apply to the disclosure requirements in Topic 942 for depository and lending institutions along with improving the understandability of the guidance relating to subtopic 470-50 and subtopic 820-10. Lastly, the amendment clarifies that the contractual term of a net investment in a lease determined in accordance with Topic 842 should be the contractual term used to measure expected credit losses under Topic 326 and that when an entity regains control of financial assets sold, an ACL should be recorded in accordance with Topic 326.	1st Quarter 2020	The Corporation has evaluated and determined it has an immaterial impact.
ASU 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting	The FASB issued an amendment to provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendment only applies to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship.	1st Quarter 2020	The Corporation has evaluated the impact of the Update and determined the expedients provided allow for simpler, more streamlined modifications to the financial instruments referencing LIBOR. A small population of loans have been modified under the new standard.

Future Accounting Pronouncements
The expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed in the table below. To the extent that the adoption of new accounting standards materially affects the Corporation’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review.

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2018-14 Compensation—Retirement Benefits—Defined Benefit Plans—General (Subtopic 715-20): Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans	The FASB issued an amendment to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments also added requirements to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and an explanation of the reasons for significant gains and losses related to changes in the benefit obligation for the period. The amendment also clarifies the disclosure requirements in paragraph 715-20-50-3, which states that certain information for defined benefit pension plans should be disclosed. The amendments in this Update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant. The amendment is effective for fiscal years ending after December 15, 2020. Entities should apply the amendments in this Update on a retrospective basis to all periods presented. Early adoption is permitted.	1st Quarter 2021	Upon adoption, the Corporation will have changes in the presentation of its disclosures but no impact to its results of operation, financial position and liquidity.
ASU 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes	The FASB issued this amendment to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendment is permitted.	1st Quarter 2021	Upon adoption, the Corporation will have an immaterial impact to its results of operation, financial position and liquidity.
ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs	The FASB issued this amendment to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments is not permitted.	1st Quarter 2021	Upon adoption, the Corporation will have an immaterial impact to its results of operation, financial position and liquidity.

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
The Corporation recorded approximately $15 million in goodwill related to the First Staunton acquisition during the first quarter of 2020. The Corporation subsequently reduced goodwill by $2 million during the second quarter of 2020 as a result of updates that increased the fair value of MSRs acquired. In addition, the Corporation increased goodwill by $1 million during the fourth quarter of 2020 as a result of a decrease in deferred taxes. Goodwill created by the acquisition is not tax deductible. See Note 5 for additional information on goodwill, as well as the carrying amount and amortization of CDI assets related to the First Staunton acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to the First Staunton acquisition:

($ in Thousands)	Purchase Accounting Adjustments	February 14, 2020
Assets
Cash and cash equivalents	$—	$44,782
Investment securities AFS	(24)	98,743
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	—	781
Loans	(4,808)	369,741
Premises and equipment, net	(3,005)	4,865
Bank owned life insurance	9	6,770
Goodwill		14,812
Core deposit intangibles (included in other intangible assets, net on the face of the consolidated balance sheets)	7,379	7,379
OREO (included in other assets on the face of the consolidated balance sheets)	670	762
Other assets	2,795	7,692
Total assets		$556,328
Liabilities
Deposits	$1,285	$438,684
Other borrowings	61	34,613
Accrued expenses and other liabilities	179	6,730
Total liabilities		$480,028
Total consideration paid		$76,300
For a description of methods used to determine the fair value of significant assets and liabilities presented on the balance sheet above, see Assumptions section of this Note.
The Corporation has purchased loans with the First Staunton acquisition, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination (PCD). The carrying amount of those loans is as follows:

($ in Thousands)	February 14, 2020
Purchase price of loans at acquisition	$77,221
Allowance for credit losses at acquisition	3,504
Non-credit discount/(premium) at acquisition	(951)
Par value of acquired loans at acquisition	$79,774
The Corporation acquired no PCD securities in connection with the acquisition.
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
The Corporation recorded approximately $7 million in goodwill related to the Huntington branch acquisition. Goodwill created by the acquisition is tax deductible. See Note 5 for additional information on goodwill, as well as the carrying amount and amortization of CDI assets related to the Huntington branch acquisition.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date related to the Huntington branch acquisition:

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
Assumptions:
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
Dispositions:
Completed:
Associated Benefits & Risk Consulting
On June 30, 2020, the Corporation announced that it had closed on the sale of ABRC to USI. Under the terms of the agreement, the purchase price was $266 million in cash. Associated recorded a second quarter 2020 pre-tax book gain of approximately $163 million in conjunction with the sale.
Branch Sales
On December 11, 2020, the Bank completed the sale of 5 branches in Peoria, IL to Morton Community Bank. Under the terms of the transaction, the Bank sold $180 million in total deposits and no loans. The Bank received a 4% purchase premium on deposits transferred. With the sale of these branches, the Bank exited the Peoria market.

On December 11, 2020, the Bank closed on the sale of 2 branches in southwest Wisconsin to Royal Bank. Under the terms of the transaction, the Bank sold $53 million in total deposits and no loans. The Bank received a 4% purchase premium on deposits transferred in the Prairie du Chien and Richland Center branches.
Pending:
On September 22, 2020, the Bank entered into an agreement with Summit Credit Union to sell 1 branch located in Monroe, Wisconsin. Under the terms of the transaction, the Bank expects to sell approximately $38 million in total deposits and no loans. The Bank will be receiving a 4% purchase premium on deposits transferred. As a result of the pending sale, the Corporation transferred the related branch real estate to OREO and wrote the value down to fair value. This sale is expected to close in the first quarter of 2021.
Note 3 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. See Note 1 for the Corporation’s accounting policy for investment securities. The amortized cost and fair values of securities AFS and HTM at December 31, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	$26,436	$95	$—	$26,531
Agency securities	24,985	53	—	25,038
Obligations of state and political subdivisions (municipal securities)	425,057	25,605	—	450,662
Residential mortgage-related securities
FNMA / FHLMC	1,448,806	12,935	(500)	1,461,241
GNMA	231,364	4,176	(3)	235,537
Commercial mortgage-related securities
FNMA / FHLMC	19,654	3,250	—	22,904
GNMA	511,429	13,327	—	524,756
Asset backed securities
FFELP	329,030	1,172	(3,013)	327,189
SBA	8,637	—	(53)	8,584
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,028,399	$60,612	$(3,570)	$3,085,441
Investment securities HTM
U.S. Treasury securities	$999	$25	$—	$1,024
Obligations of state and political subdivisions (municipal securities)	1,441,900	133,544	—	1,575,445
Residential mortgage-related securities
FNMA / FHLMC	54,599	2,891	—	57,490
GNMA	114,553	4,260	—	118,813
Commercial mortgage-related securities
FNMA/FHLMC	11,211	—	—	11,211
GNMA	255,742	9,218	—	264,960
Total investment securities HTM	$1,879,005	$149,938	$—	$2,028,943

The amortized cost and fair values of securities AFS and HTM at December 31, 2019 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
Obligations of state and political subdivisions (municipal securities)	$529,908	$16,269	$(18)	$546,160
Residential mortgage-related securities:
FNMA / FHLMC	131,158	1,562	(59)	132,660
GNMA	982,941	3,887	(1,689)	985,139
Commercial mortgage-related securities
FNMA/FHLMC	19,929	1,799	—	21,728
GNMA	1,314,836	7,403	(12,032)	1,310,207
FFELP asset backed securities	270,178	—	(6,485)	263,693
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,251,950	$30,920	$(20,284)	$3,262,586
Investment securities HTM
U.S. Treasury securities	$999	$19	$—	$1,018
Obligations of state and political subdivisions (municipal securities)	1,418,569	69,775	(1,118)	1,487,227
Residential mortgage-related securities
FNMA / FHLMC	81,676	1,759	(15)	83,420
GNMA	269,523	1,882	(1,108)	270,296
GNMA commercial mortgage-related securities	434,317	6,308	(6,122)	434,503
Total investment securities HTM	$2,205,083	$79,744	$(8,363)	$2,276,465
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities AFS and HTM at December 31, 2020, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,385	$7,394	$29,665	$29,938
Due after one year through five years	83,293	84,112	54,313	56,196
Due after five years through ten years	350,687	371,076	187,853	197,850
Due after ten years	38,113	42,650	1,171,068	1,292,485
Total debt securities	479,478	505,231	1,442,900	1,576,469
Residential mortgage-related securities
FNMA / FHLMC	1,448,806	1,461,241	54,599	57,490
GNMA	231,364	235,537	114,553	118,813
Commercial mortgage-related securities
FNMA / FHLMC	19,654	22,904	11,211	11,211
GNMA	511,429	524,756	255,742	264,960
Asset backed securities
FFELP	329,030	327,189	—	—
SBA	8,637	8,584	—	—
Total investment securities	$3,028,399	$3,085,441	$1,879,005	$2,028,943
Ratio of Fair Value to Amortized Cost		101.9%		108.0%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2020:

($ in Thousands)	AAA	AA	A	Total
U.S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	567,252	860,607	14,041	1,441,900
Residential mortgage-related securities
FNMA/FHLMC	54,599	—	—	54,599
GNMA	114,553	—	—	114,553
Commercial mortgage-related securities
FNMA/FHLMC	11,211	—	—	11,211
GNMA	255,742	—	—	255,742
Total HTM securities	$1,004,357	$860,607	$14,041	$1,879,005
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale and write-up of investment securities for each of the three years ended December 31 are shown below.

($ in Thousands)	2020	2019	2018
Gross gains on AFS securities	$9,312	$6,374	$1,954
Gross (losses) on AFS securities	(90)	(13,861)	(3,938)
Write-up of equity securities without readily determinable fair values	—	13,444	—
Investment securities gains (losses), net	$9,222	$5,957	$(1,985)
Proceeds from sales of investment securities	$626,283	$1,367,476	$601,130

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
During the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from HTM to AFS, as permitted by the adoption of ASU 2019-04 during the quarter. The Corporation sold shorter duration, lower yielding municipal securities that were included in the transfer for proceeds of $157 million at a gain of $3 million, with the proceeds being reinvested into longer duration, higher yielding HTM municipal securities. Additionally, for the year ended 2019, the Corporation sold $1.2 billion of taxable, floating rate ABS and shorter duration MBS, CMBS, and CMOs Agency securities, with the proceeds utilized to pay down borrowings and to reinvest into higher yielding Agency related mortgage securities with slightly longer durations, repositioning the portfolio for a declining rate environment.
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
In addition, on February 1, 2018, the date the Bank Mutual acquisition was completed, the Corporation sold Bank Mutual's entire $453 million securities portfolio. The Corporation originally reinvested the proceeds from the sale of the Bank Mutual securities portfolio into GNMA residential mortgage-related securities with the goal of reinvesting future cash flows into municipal securities. That strategy was completed during August 2018.
Investment securities with a carrying value of approximately $1.6 billion and $2.6 billion at December 31, 2020 and December 31, 2019, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.

Accrued interest receivable on HTM securities totaled $14 million and $16 million at December 31, 2020 and 2019, respectively. Accrued interest receivable on AFS securities totaled $8 million and $10 million at December 31, 2020 and 2019, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at December 31, 2020 or 2019.
A security is considered past due once it is 30 days past due under the terms of the agreement. At December 31, 2020, the Corporation had no past due HTM securities.
The allowance for credit losses on HTM securities was approximately $67,000 at December 31, 2020, attributable entirely to the Corporation's municipal securities, included in investment securities HTM, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.
The following represents gross unrealized losses and the related fair value of investment securities AFS and HTM, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2020:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
Residential mortgage-related securities
FNMA / FHLMC	7	$(500)	$163,002	—	$—	$—	$(500)	$163,002
GNMA	2	(3)	9,784	—	—	—	(3)	9,784
GNMA commercial mortgage-related securities	1	—	287	—	—	—	—	287
Asset backed securities
FFELP	1	(129)	9,267	16	(2,885)	178,681	(3,013)	187,948
SBA	14	(53)	8,379	—	—	—	(53)	8,379
Other debt securities	2	—	2,000	—	—	—	—	2,000
Total	27	$(685)	$192,720	16	$(2,885)	$178,681	$(3,570)	$371,400
Investment securities HTM
GNMA residential mortgage-related securities	1	$—	$325	—	$—	$—	$—	$325
Total	1	$—	$325	—	$—	$—	$—	$325

For comparative purposes, the following represents gross unrealized losses and the related fair value of investment securities AFS and HTM, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
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
Investment securities HTM
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
The Corporation reviews the AFS investment securities portfolio on a quarterly basis to monitor its credit exposure. A determination as to whether a security’s decline in fair value is the result of credit risk takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in the impairment analysis include the extent to which the security has been in an unrealized loss position, the change in security rating, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.
Based on the Corporation’s evaluation, management does not believe any unrealized losses at December 31, 2020 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The U.S. Treasury 3 year and 5 year rates decreased by 145 bp and 133 bp, respectively, from December 31, 2019. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. At December 31, 2020 and 2019, the Corporation had FHLB stock of $82 million and $149 million, respectively. The Corporation had Federal Reserve Bank stock of $87 million and $78 million at December 31, 2020 and 2019, respectively. Accrued interest receivable on FHLB stock totaled approximately $972,000 and $2 million at December 31, 2020 and 2019, respectively. There was no accrued interest receivable on Federal Reserve Bank stock at either December 31, 2020 or 2019. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both December 31, 2020 and 2019, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $13 million at both December 31, 2020 and 2019.
Note 4 Loans
Loans at December 31 are summarized below:

($ in Thousands)	2020	2019
PPP	$767,757	$—
Commercial and industrial	7,701,422	7,354,594
Commercial real estate - owner occupied	900,912	911,265
Commercial and business lending	9,370,091	8,265,858
Commercial real estate - investor	4,342,584	3,794,517
Real estate construction	1,840,417	1,420,900
Commercial real estate lending	6,183,001	5,215,417
Total commercial	15,553,091	13,481,275
Residential mortgage	7,878,324	8,136,980
Home equity	707,255	852,025
Other consumer	313,054	351,159
Total consumer	8,898,632	9,340,164
Total loans	$24,451,724	$22,821,440
Accrued interest receivable on loans totaled $66 million at December 31, 2020, and $63 million at December 31, 2019 and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled $3 million for the year ended December 31, 2020.
The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

($ in Thousands)	2020	2019
Balance at beginning of year	$16,772	$17,831
New loans	19,140	3,673
Repayments	(6,643)	(8,053)
Change due to status of executive officers and directors	152	3,320
Balance at end of year	$29,420	$16,772

The following table presents commercial and consumer loans by credit quality indicator by vintage year at December 31, 2020:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2020	2019	2018	2017	2016	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$745,767	$—	$—	$—	$—	$—	$745,767
Special Mention	—	—	3,988	—	—	—	—	—	3,988
Potential Problem	—	—	18,002	—	—	—	—	—	18,002
PPP	$—	$—	$767,757	$—	$—	$—	$—	$—	$767,757
Commercial and industrial:
Risk rating:
Pass	$4,628	$2,177,138	$1,389,260	$1,435,519	$1,182,302	$483,957	$305,998	$453,734	$7,427,908
Special Mention	—	10,159	2,719	39,854	37,042	113	215	67	90,169
Potential Problem(c)	2,565	7,237	19,331	28,413	56,580	2,269	6,477	1,179	121,487
Nonaccrual(d)	16,852	—	6,238	5,789	17,014	16,623	8,781	7,414	61,859
Commercial and industrial	$24,045	$2,194,534	$1,417,548	$1,509,575	$1,292,938	$502,962	$321,471	$462,394	$7,701,422
Commercial real estate - owner occupied:
Risk rating:
Pass	$1,150	$18,022	$185,861	$209,069	$128,360	$99,546	$147,366	$79,111	$867,335
Special Mention	—	113	1,882	3,122	300	658	264	—	6,339
Potential Problem	—	3,486	4,104	8,916	—	1,490	4,437	3,747	26,179
Nonaccrual	—	—	—	—	—	318	—	740	1,058
Commercial real estate - owner occupied	$1,150	$21,621	$191,847	$221,107	$128,660	$102,012	$152,067	$83,598	$900,912
Commercial and business lending:
Risk rating:
Pass	$5,778	$2,195,160	$2,320,888	$1,644,588	$1,310,662	$583,503	$453,364	$532,845	$9,041,009
Special Mention	—	10,272	8,589	42,976	37,342	771	479	67	100,496
Potential Problem(c)	2,565	10,723	41,437	37,329	56,580	3,759	10,915	4,926	165,668
Nonaccrual(d)	16,852	—	6,238	5,789	17,014	16,941	8,781	8,154	62,917
Commercial and business lending	$25,195	$2,216,154	$2,377,152	$1,730,682	$1,421,598	$604,974	$473,539	$545,992	$9,370,091
Commercial real estate - investor:
Risk rating:
Pass	$10,971	$171,497	$1,249,644	$976,332	$720,237	$271,987	$341,658	$211,360	$3,942,714
Special Mention	—	—	90,235	97,333	12,339	—	21,882	8,465	230,254
Potential Problem	—	838	16,343	13,575	30,911	2,279	239	27,209	91,396
Nonaccrual	19,803	—	10,141	53,056	446	14,267	—	309	78,220
Commercial real estate - investor	$30,774	$172,335	$1,366,364	$1,140,297	$763,933	$288,533	$363,779	$247,343	$4,342,584
Real estate construction:
Risk rating:
Pass	$776	$47,880	$645,925	$738,561	$294,910	$25,219	$2,420	$16,768	$1,771,682
Special Mention	—	—	487	494	48,283	42	—	30	49,336
Potential Problem	—	—	135	—	18,803	—	93	15	19,046
Nonaccrual	—	—	—	—	—	16	—	338	353
Real estate construction	$776	$47,880	$646,547	$739,055	$361,996	$25,277	$2,513	$17,150	$1,840,417
Commercial real estate lending:
Risk rating:
Pass	$11,746	$219,377	$1,895,569	$1,714,893	$1,015,146	$297,205	$344,078	$228,127	$5,714,396
Special Mention	—	—	90,722	97,827	60,622	42	21,882	8,494	279,590
Potential Problem	—	838	16,479	13,575	49,714	2,279	332	27,224	110,442
Nonaccrual	19,803	—	10,141	53,056	446	14,283	—	647	78,573
Commercial real estate lending	$31,549	$220,215	$2,012,911	$1,879,352	$1,125,929	$313,810	$366,292	$264,493	$6,183,001

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2020	2019	2018	2017	2016	Prior	Total
Total commercial:
Risk rating:
Pass	$17,524	$2,414,537	$4,216,457	$3,359,482	$2,325,808	$880,708	$797,441	$760,973	$14,755,405
Special Mention	—	10,272	99,311	140,803	97,964	813	22,361	8,562	380,086
Potential Problem(c)	2,565	11,561	57,916	50,905	106,295	6,038	11,247	32,150	276,111
Nonaccrual(d)	36,655	—	16,379	58,845	17,460	31,224	8,781	8,801	141,490
Total commercial	$56,745	$2,436,370	$4,390,063	$3,610,033	$2,547,526	$918,783	$839,831	$810,485	$15,553,091
Residential mortgage:
Risk rating:
Pass	$—	$—	$2,185,240	$1,490,589	$615,118	$998,072	$911,797	$1,612,971	$7,813,788
Special Mention	—	—	—	355	330	102	126	537	1,450
Potential Problem	—	—	1,200	689	652	—	179	1,028	3,749
Nonaccrual	—	—	1,478	2,271	5,882	7,116	11,003	31,587	59,337
Residential mortgage	$—	$—	$2,187,918	$1,493,903	$621,983	$1,005,290	$923,105	$1,646,124	$7,878,324
Home equity:
Risk rating:
Pass	$10,224	$569,389	$2,057	$12,968	$15,792	$11,594	$5,803	$76,165	$693,767
Special Mention	596	631	—	39	14	39	4	804	1,532
Potential Problem	—	1,922	—	—	—	—	—	146	2,068
Nonaccrual	1,600	100	965	134	410	319	711	7,249	9,888
Home equity	$12,421	$572,041	$3,022	$13,141	$16,216	$11,952	$6,518	$84,364	$707,255
Other consumer:
Risk rating:
Pass	$70	$165,114	$9,525	$10,309	$3,987	$1,872	$1,185	$120,425	$312,416
Special Mention	5	438	13	16	11	4	7	8	498
Nonaccrual	5	33	9	49	21	10	—	18	140
Other consumer	$81	$165,585	$9,547	$10,374	$4,019	$1,886	$1,192	$120,451	$313,054
Total consumer:
Risk rating:
Pass	$10,294	$734,502	$2,196,822	$1,513,865	$634,897	$1,011,539	$918,785	$1,809,561	$8,819,971
Special Mention	602	1,069	13	410	356	145	137	1,349	3,480
Potential Problem	—	1,922	1,200	689	652	—	179	1,174	5,817
Nonaccrual	1,605	133	2,452	2,454	6,313	7,445	11,714	38,854	69,364
Total consumer	$12,501	$737,626	$2,200,487	$1,517,417	$642,218	$1,019,128	$930,816	$1,850,939	$8,898,632
Total loans:
Risk rating:
Pass	$27,819	$3,149,039	$6,413,278	$4,873,347	$2,960,705	$1,892,247	$1,716,226	$2,570,534	$23,575,376
Special Mention	602	11,341	99,324	141,213	98,320	958	22,498	9,911	383,566
Potential Problem(c)	2,565	13,483	59,116	51,593	106,947	6,038	11,426	33,324	281,928
Nonaccrual(d)	38,260	133	18,831	61,298	23,773	38,669	20,496	47,655	210,854
Total loans	$69,246	$3,173,996	$6,590,550	$5,127,451	$3,189,745	$1,937,912	$1,770,647	$2,661,424	$24,451,724

(a) Revolving loans converted to term loans are also reported in their year of origination
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Includes $41 million of oil and gas related loans
(d) Includes $37 million of oil and gas related loans

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
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate policies for allowance for loan losses, allowance for unfunded commitments, nonaccrual loans, and charge offs. See Note 1 for the Corporation's accounting policy for loans.
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
The following table presents loans by past due status at December 31, 2020:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(b)(c)	Total
PPP	$767,757	$—	$—	$—	$—	$767,757
Commercial and industrial	7,633,269	2,819	3,300	175	61,859	7,701,422
Commercial real estate - owner occupied	899,480	158	215	—	1,058	900,912
Commercial and business lending	9,300,506	2,977	3,516	175	62,917	9,370,091
Commercial real estate - investor	4,251,571	1,024	11,769	—	78,220	4,342,584
Real estate construction	1,839,073	991	—	—	353	1,840,417
Commercial real estate lending	6,090,644	2,015	11,769	—	78,573	6,183,001
Total commercial	15,391,150	4,992	15,284	175	141,490	15,553,091
Residential mortgage	7,808,294	8,975	1,410	308	59,337	7,878,324
Home equity	692,565	3,071	1,731	—	9,888	707,255
Other consumer	310,200	1,039	560	1,115	140	313,054
Total consumer	8,811,060	13,085	3,701	1,423	69,364	8,898,632
Total loans	$24,202,209	$18,077	$18,985	$1,598	$210,854	$24,451,724
(a) Any loans deferred in connection with the COVID-19 pandemic are considered current in accordance with Section 4103 of the CARES Act.
(b) Of the total nonaccrual loans, $128 million, or 61%, were current with respect to payment at December 31, 2020.
(c) No interest income was recognized on nonaccrual loans for the year ended December 31, 2020. In addition, there were $140 million of nonaccrual loans for which there was no related ACLL at December 31, 2020.

The following table presents loans by past due status at December 31, 2019:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)	Total
Commercial and industrial	$7,307,118	$576	$245	$342	$46,312	$7,354,594
Commercial real estate - owner occupied	909,828	1,369	—	—	67	911,265
Commercial and business lending	8,216,947	1,945	245	342	46,380	8,265,858
Commercial real estate - investor	3,788,296	1,812	—	—	4,409	3,794,517
Real estate construction	1,420,310	64	33	—	493	1,420,900
Commercial real estate lending	5,208,606	1,876	33	—	4,902	5,215,417
Total commercial	13,425,552	3,821	278	342	51,282	13,481,275
Residential mortgage	8,069,863	8,749	525	—	57,844	8,136,980
Home equity	837,274	4,483	1,164	—	9,104	852,025
Other consumer	347,007	1,135	949	1,917	152	351,159
Total consumer	9,254,144	14,366	2,638	1,917	67,099	9,340,164
Total loans	$22,679,696	$18,188	$2,916	$2,259	$118,380	$22,821,440
(a) Of the total nonaccrual loans, $48 million, or 41%, were current with respect to payment at December 31, 2019.

The following table presents impaired loans individually evaluated under ASC Topic 310, excluding $2 million of purchased credit-impaired loans, at December 31, 2019:

($ in Thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Loans with a related allowance
Commercial and industrial	$47,249	$63,346	$12,010	$45,290	$1,832
Commercial real estate - owner occupied	1,676	1,682	19	1,774	88
Commercial and business lending	48,924	65,028	12,029	47,064	1,919
Commercial real estate - investor	928	2,104	15	950	15
Real estate construction	477	559	67	494	30
Commercial real estate lending	1,405	2,663	82	1,445	45
Total commercial	50,329	67,691	12,111	48,509	1,965
Residential mortgage	21,450	22,625	2,740	23,721	856
Home equity	3,076	3,468	1,190	3,756	191
Other consumer	1,247	1,249	125	1,250	1
Total consumer	25,773	27,342	4,055	28,726	1,047
Total loans with a related allowance	$76,102	$95,033	$16,165	$77,235	$3,012
Loans with no related allowance
Commercial and industrial	$14,787	$33,438	$—	$20,502	$63
Commercial real estate - owner occupied	—	—	—	—	—
Commercial and business lending	14,787	33,438	—	20,502	63
Commercial real estate - investor	3,705	3,705	—	3,980	159
Real estate construction	—	—	—	—	—
Commercial real estate lending	3,705	3,705	—	3,980	159
Total commercial	18,491	37,142	—	24,482	222
Residential mortgage	14,104	14,461	—	10,962	373
Home equity	1,346	1,383	—	1,017	21
Other consumer	—	—	—	—	—
Total consumer	15,450	15,845	—	11,979	394
Total loans with n no related allowance	$33,941	$52,987	$—	$36,462	$616
Total
Commercial and industrial	$62,035	$96,784	$12,010	$65,792	$1,895
Commercial real estate - owner occupied	1,676	1,682	19	1,774	88
Commercial and business lending	63,711	98,466	12,029	67,566	1,982
Commercial real estate - investor	4,633	5,808	15	4,931	174
Real estate construction	477	559	67	494	30
Commercial real estate lending	5,110	6,367	82	5,425	204
Total commercial	68,820	104,833	12,111	72,991	2,186
Residential mortgage	35,554	37,087	2,740	34,683	1,229
Home equity	4,422	4,851	1,190	4,773	211
Other consumer	1,247	1,249	125	1,250	1
Total consumer	41,223	43,187	4,055	40,706	1,441
Total loans(a)	$110,043	$148,020	$16,165	$113,697	$3,628
(a) The net recorded investment (defined as recorded investment, net of the related allowance) of the impaired loans represented 63% of the unpaid principal balance at December 31, 2019.

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See Note 1 for the Corporation's accounting policy for TDRs.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	December 31, 2020		December 31, 2019		December 31, 2018
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$12,713	$6,967	$16,678	$7,376	$25,478	$249
Commercial real estate - owner occupied	1,711	—	1,676	—	2,080	—
Commercial real estate - investor	26,435	225	293	—	799	933
Real estate construction	260	111	298	179	311	198
Residential mortgage	7,825	11,509	3,955	13,035	16,036	22,279
Home equity	1,957	1,379	1,896	1,904	7,385	2,627
Other consumer	1,191	—	1,246	1	1,174	6
Total restructured loans(b)	$52,092	$20,190	$26,041	$22,494	$53,263	$26,292
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.
The Corporation had a recorded investment of approximately $36 million in loans modified in a TDR for the year ended December 31, 2020, of which $30 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $6 million were in nonaccrual, within the credit quality tables, pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of the COVID-19 pandemic are not categorized as TDRs in accordance with the CARES Act. As of December 31, 2020, there were approximately $11 million of commitments to lend additional funds to borrowers with restructured loans. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance:

	Years Ended December 31,
	2020			2019			2018
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	7	$1,823	$2,059	6	$7,588	$7,703	5	$1,315	$1,330
Commercial real estate - owner occupied	4	658	689	—	—	—	—	—	—
Commercial real estate - investor	10	26,563	26,567	—	—	—	2	1,393	1,472
Real estate construction	—	—	—	1	77	77	1	78	80
Residential mortgage	36	6,031	6,113	53	7,436	7,517	41	6,977	7,210
Home equity	20	1,078	1,697	24	831	845	34	1,649	1,681
Other consumer	—	—	—	1	8	8	3	17	19
Total loans modified	77	$36,154	$37,125	85	$15,940	$16,150	86	$11,429	$11,792
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2020, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the year ended December 31, 2020.

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the years ended December 31, 2020, 2019, and 2018, respectively, as well as the recorded investment in these restructured loans as of December 31, 2020, 2019, and 2018, respectively:

	Years Ended December 31,
	2020		2019		2018
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial and industrial	—	$—	—	$—	3	$—
Commercial real estate — investor	—	—	1	461	—	—
Residential mortgage	5	1,036	38	5,630	20	3,553
Home equity	4	208	27	868	32	1,688
Total loans modified	9	$1,244	66	$6,959	55	$5,241
All loans modified in a TDR are evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At adoption of ASU 2016-13 on January 1, 2020, the Corporation had $114 million in loans meeting this classification compared to $68 million at December 31, 2020. Of the loans classified as probable TDRs at December 31, 2020, $55 million are within the oil and gas portfolio and $13 million is in the CRE portfolio.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during December 2020, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. See Note 1 for the Corporation's accounting policy on the ACLL. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 16 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2020:

($ in Thousands)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Gross up of allowance for PCD loans at acquisition	Provision recorded at acquisition	Provision for credit losses	Dec. 31, 2020	ACLL / Loans
Allowance for loan losses
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531
Commercial and industrial	91,133	52,919	144,052	(80,320)	7,004	(73,316)	293	408	71,355	142,793
Commercial real estate — owner occupied	10,284	(1,851)	8,433	(419)	147	(272)	890	255	1,967	11,274
Commercial and business lending	101,417	51,068	152,485	(80,739)	7,151	(73,588)	1,183	663	73,853	154,598
Commercial real estate — investor	40,514	2,041	42,555	(22,920)	643	(22,277)	753	472	71,933	93,435
Real estate construction	24,915	7,467	32,382	(19)	49	31	435	492	25,854	59,193
Commercial real estate lending	65,428	9,508	74,937	(22,938)	692	(22,246)	1,188	964	97,787	152,629
Total commercial	166,846	60,576	227,422	(103,677)	7,844	(95,834)	2,371	1,627	171,641	307,226
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996
Home equity	10,926	11,649	22,575	(1,719)	1,978	259	422	374	(4,781)	18,849
Other consumer	6,639	7,016	13,655	(4,790)	1,101	(3,689)	61	140	4,462	14,630
Total consumer	34,525	51,880	86,405	(8,376)	3,579	(4,797)	1,134	917	(7,183)	76,475
Total loans	$201,371	$112,457	$313,828	$(112,053)	$11,422	$(100,631)	$3,504	$2,543	$164,457	$383,702
Allowance for unfunded commitments
Commercial and industrial	$12,276	$(3,998)	$8,278	$—	$—	$—	$—	$61	$13,972	$22,311
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	135	266
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	14,108	22,577
Commercial real estate — investor	530	246	776	—	—	—	—	2	(141)	636
Real estate construction	7,532	18,347	25,879	—	—	—	—	45	(7,038)	18,886
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	(7,179)	19,522
Total commercial	20,465	14,595	35,060	—	—	—	—	112	6,929	42,099
Home equity	1,038	2,591	3,629	—	—	—	—	66	(577)	3,118
Other consumer	405	1,504	1,909	—	—	—	—	—	649	2,557
Total consumer	1,443	4,095	5,538	—	—	—	—	66	72	5,676
Total loans	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$7,000	$47,776
Allowance for credit losses on loans
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531	0.07%
Commercial and industrial	103,409	48,921	152,330	(80,320)	7,004	(73,316)	293	469	85,327	165,105	2.14%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	(419)	147	(272)	890	259	2,102	11,539	1.28%
Commercial and business lending	113,820	47,070	160,890	(80,739)	7,151	(73,588)	1,183	728	87,961	177,175	1.89%
Commercial real estate — investor	41,044	2,287	43,331	(22,920)	643	(22,277)	753	474	71,792	94,071	2.17%
Real estate construction	32,447	25,814	58,261	(19)	49	31	435	537	18,816	78,079	4.24%
Commercial real estate lending	73,490	28,101	101,591	(22,938)	692	(22,246)	1,188	1,011	90,608	172,151	2.78%
Total commercial	187,311	75,171	262,482	(103,677)	7,844	(95,834)	2,371	1,739	178,569	349,326	2.25%
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,865)	42,997	0.55%
Home equity	11,964	14,240	26,204	(1,719)	1,978	259	422	440	(5,358)	21,967	3.11%
Other consumer	7,044	8,520	15,564	(4,790)	1,101	(3,689)	61	140	5,111	17,187	5.49%
Total consumer	35,968	55,975	91,943	(8,376)	3,579	(4,797)	1,134	983	(7,112)	82,151	0.92%
Total loans	$223,278	$131,147	$354,425	$(112,053)	$11,422	$(100,631)	$3,504	$2,722	$171,457	$431,478	1.76%

The following table presents details of the allowance for loan losses segregated by loan portfolio segment as of December 31, 2019, calculated in accordance with prior incurred loss methodology applicable under ASC Topic 310:

($ in Thousands)	December 31, 2018	Charge offs	Recoveries	Net Charge offs	Provision for loan losses	December 31, 2019
Allowance for loan losses
Commercial and industrial	$108,835	$(63,315)	$11,875	$(51,441)	$33,738	$91,133
Commercial real estate — owner occupied	9,255	(222)	2,795	2,573	(1,543)	10,284
Commercial and business lending	118,090	(63,537)	14,670	(48,868)	32,195	101,417
Commercial real estate — investor	40,844	—	31	31	(361)	40,514
Real estate construction	28,240	(60)	302	243	(3,568)	24,915
Commercial real estate lending	69,084	(60)	333	274	(3,929)	65,428
Total commercial	187,174	(63,597)	15,003	(48,594)	28,266	166,846
Residential mortgage	25,595	(3,322)	692	(2,630)	(6,005)	16,960
Home equity	19,266	(1,846)	2,599	753	(9,093)	10,926
Other consumer	5,988	(5,548)	868	(4,681)	5,332	6,639
Total consumer	50,849	(10,716)	4,158	(6,558)	(9,766)	34,525
Total loans	$238,023	$(74,313)	$19,161	$(55,152)	$18,500	$201,371

Loans Acquired in Acquisitions
Loans acquired in a business combination after January 1, 2020 are recorded in accordance with ASC Topic 326. See Note 2 for more information on loans acquired in a business combination. After January 1, 2020, acquired loans were segregated into two types:
•Non-PCD loans are accounted for in accordance with ASC Topic 310-20 "Nonrefundable Fees and Other Costs" as these loans do not show evidence of credit deterioration since origination. The allowance for loan losses on these loans is recorded through provision for credit losses on the consolidated statements of income at acquisition.
•PCD loans are loans demonstrating more than insignificant credit deterioration and are accounted for with ASC Topic 326-30. Under this guidance, the credit mark on acquired assets grosses up the allowance for credit losses and the amortized cost of the loan.
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
The Corporation conducted its most recent annual impairment testing in May 2020, utilizing a quantitative assessment of goodwill impairment which included determining the estimated fair value of each reporting unit, utilizing an equally weighted combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit’s carrying amount (including goodwill). An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. Based on the quantitative assessment, management concluded that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, based on the step one quantitative analysis, no impairment was required. There were no events since the May 2020 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2020, 2019, or 2018.
Each of the valuation techniques employed by the Corporation requires significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment including forecasted cash flow projections, expected net interest margins, long-term growth rates, discount rates used for cash flows, control premiums, and price-to-forward earnings multiples. Changes to any one of these assumptions could result in significantly different results. A sustained decline in the Corporation’s expected future cash flows or estimated growth rates, or a prolonged decline in the price of the Corporation’s common stock due to further deterioration in the economic environment, may necessitate additional interim testing, which could result in an impairment charge to goodwill in future reporting periods.
The Corporation had goodwill of $1.1 billion at December 31, 2020 and $1.2 billion at December 31, 2019. As of December 31, 2020, there was an increase of $15 million relating to the First Staunton acquisition, and an $82 million reduction related to the disposition of ABRC. Goodwill increased $7 million in 2019, due to the Huntington branch acquisition. See Note 2 for additional information on the Corporation's acquisitions and dispositions.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs, other intangibles, and MSRs. Other intangibles decreased $19 million from December 31, 2019, primarily driven by a $17 million decrease due to the sale of ABRC during the second quarter of 2020. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	2020	2019	2018
Core deposit intangibles
Gross carrying amount at the beginning of the year	$80,730	$58,100	$—
Additions during the period	7,379	22,630	58,100
Accumulated amortization	(21,205)	(12,456)	(5,326)
Net book value	$66,904	$68,274	$52,774
Amortization during the year	$8,749	$7,130	$5,326
Other intangibles
Gross carrying amount at the beginning of the year	$38,970	$44,887	$34,572
Additions during the period	200	—	10,359
Reductions due to sale	(17,435)	(217)	(43)
Accumulated amortization	(20,385)	(24,643)	(21,825)
Net book value	$1,350	$20,027	$23,062
Amortization during the year	$1,443	$2,818	$2,833
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
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	2020	2019	2018
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$67,607	$68,433	$59,168
Additions from acquisition	1,357	—	8,136
Additions	13,667	11,606	10,722
Amortization	(22,664)	(12,432)	(9,594)
Mortgage servicing rights at end of year	$59,967	$67,607	$68,433
Valuation allowance at beginning of year	(302)	(239)	(784)
(Additions) recoveries, net	(17,704)	(63)	545
Valuation allowance at end of year	(18,006)	(302)	(239)
Mortgage servicing rights, net	$41,961	$67,306	$68,193
Fair value of mortgage servicing rights	$41,990	$72,532	$81,012
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	7,743,956	8,488,969	8,600,983
Mortgage servicing rights, net to servicing portfolio	0.54%	0.79%	0.79%
Mortgage servicing rights expense(a)	$40,369	$12,494	$9,049
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.

The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2020. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Other Intangibles	Mortgage Servicing Rights
Year ending December 31,
2021	$8,811	$200	$12,895
2022	8,811	200	14,372
2023	8,811	200	10,178
2024	8,811	200	7,502
2025	8,811	200	5,726
Beyond 2025	22,849	350	9,295
Total Estimated Amortization Expense	$66,904	$1,350	$59,967

Note 6 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31 is as follows:

			2020		2019
($ in Thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$70,431	$—	$70,431	$69,649
Land improvements	3 – 15 years	18,488	8,716	9,771	9,355
Buildings and improvements	5 – 39 years	390,298	168,136	222,162	230,358
Computers	3 – 5 years	52,846	38,128	14,718	13,242
Furniture, fixtures and other equipment	3 – 15 years	174,362	116,304	58,058	53,342
Operating leases	—	46,632	14,638	31,994	45,381
Leasehold improvements	3 – 15 years	33,706	21,925	11,781	13,958
Total premises and equipment		$786,761	$367,847	$418,914	$435,284
Depreciation and amortization of premises and equipment totaled $34 million for 2020, 2019, and 2018.
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

Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Twelve Months Ended December 31,
($ in Thousands)	2020	2019
Operating Lease Costs	$11,450	$11,006
Finance Lease Costs	154	36
Operating Lease Cash Flows	11,276	11,305
Finance Lease Cash Flows	122	35
The lease classifications on the consolidated balance sheets were as follows:

	Consolidated Balance Sheets Category	December 31, 2020	December 31, 2019
($ in Thousands)		Amount
Operating lease right-of-use asset	Premises and equipment	$31,994	$45,381
Finance lease right-of-use asset	Other assets	962	2,188
Operating lease liability	Accrued expenses and other liabilities	36,425	49,292
Finance lease liability	Other long-term funding	1,128	2,209
The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	December 31, 2020			December 31, 2019
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$386	2.49	0.46%	$46	0.83	2.72%
Retail and corporate offices	34,036	6.04	3.33%	48,940	6.49	3.34%
Land	6,385	8.99	3.09%	6,594	9.57	3.21%
Total operating leases	$40,806	6.45	3.27%	$55,580	6.83	3.32%
Finance leases
Land	$1,145	1.65	1.05%	$4,827	39.67	3.99%
Total finance leases	$1,145	1.65	1.05%	$4,827	39.67	3.99%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Twelve Months Ending December 31, 2021	$9,120	$172	$9,293
2022	6,791	973	7,763
2023	5,525	—	5,525
2024	4,760	—	4,760
2025	3,818	—	3,818
Beyond 2025	10,792	—	10,792
Total lease payments	$40,806	$1,145	$41,952
Less: interest	4,382	17	4,399
Present value of lease payments	$36,425	$1,128	$37,553
As of December 31, 2020 and 2019, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $17 million and $16 million, respectively. The leases that had not yet commenced as of December 31, 2020, will commence between January 2021 and October 2023 with lease terms of 2 years to 6 years.
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

($ in Thousands)	Payments	Receipts
2021	$9,208	$3,148
2022	10,189	2,595
2023	6,086	1,986
2024	5,439	1,736
2025	4,268	1,625
Thereafter	11,679	7,568
Total	$46,868	$18,658
Total rental expense under leases, net of lease income, totaled $5 million in 2020 and 2019, respectively, and $10 million in 2018.
Note 8 Deposits
The distribution of deposits at December 31 is as follows:

($ in Thousands)	2020	2019
Noninterest-bearing demand	$7,661,728	$5,450,709
Savings	3,650,085	2,735,036
Interest-bearing demand	6,090,869	5,329,717
Money market	7,322,769	7,640,798
Brokered CDs	—	5,964
Other time	1,757,030	2,616,839
Total deposits	$26,482,481	$23,779,064
Time deposits of $100,000 or more were $682 million and $1.3 billion for December 31, 2020 and 2019, respectively. Time deposits of $250,000 or more were $341 million and $861 million at December 31, 2020 and 2019, respectively.
Aggregate annual maturities of all time deposits at December 31, 2020, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)
2021	$1,371,671
2022	236,667
2023	77,545
2024	45,185
2025	25,951
Thereafter	11
Total	$1,757,030

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), long-term funding (funding with original contractual maturities greater than one year), and FHLB advances (funding based on original contractual maturities):

($ in Thousands)	December 31, 2020	December 31, 2019
Short-Term Funding
Federal funds purchased	$7,070	$362,000
Securities sold under agreements to repurchase	185,901	71,097
Federal funds purchased and securities sold under agreements to repurchase	192,971	433,097
Commercial paper	59,346	32,016
Total short-term funding	$252,317	$465,113
Long-Term Funding
Bank senior notes, at par, due 2021	$300,000	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Finance leases	1,128	2,209
Capitalized costs	(1,663)	(2,866)
Total long-term funding	549,465	549,343
Total short and long-term funding, excluding FHLB advances	$801,782	$1,014,456
FHLB Advances
Short-term FHLB advances	$—	$520,000
Long-term FHLB advances	1,632,723	2,660,967
Total FHLB advances	$1,632,723	$3,180,967
Total short and long-term funding	$2,434,505	$4,195,422
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

The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of December 31, 2020, the Corporation pledged agency mortgage-related securities with a fair value of $262 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of December 31, 2020 and December 31, 2019 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
December 31, 2020
Repurchase agreements
Agency mortgage-related securities	$185,901	$—	$—	$—	$185,901
Total	$185,901	$—	$—	$—	$185,901
December 31, 2019
Repurchase agreements
Agency mortgage-related securities	$71,097	$—	$—	$—	$71,097
Total	$71,097	$—	$—	$—	$71,097

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
Paycheck Protection Program Liquidity Facility
In connection with the funding of PPP loans, the Corporation had utilized the PPPLF. These borrowings from the Federal Reserve Bank match the term of the underlying loan, which had been pledged to secure the borrowings, with original terms of two or five years. The rate of this funding is 0.35%. In the fourth quarter of 2020, the Corporation paid off its obligation to the PPPLF in full.
Finance Leases
In connection with the construction of new branches in Oshkosh and Eau Claire, Wisconsin, the Corporation entered into land leases with options to purchase the underlying land for a fixed price, which the Corporation now expects to exercise. The finance leases have fixed interest rates of approximately 1.00%. See Note 7 for additional disclosure regarding the Corporation's leases.
FHLB Advances
At December 31, 2020, the Corporation had $1.6 billion of FHLB advances, down $1.5 billion, or 49%, from December 31, 2019. This is primarily due to the Corporation's prepayment of $950 million in long-term FHLB advances in the third quarter of 2020. As a result, the Corporation incurred a $45 million loss on the prepayment. In addition, short-term FHLB advances decreased $520 million from December 31, 2019.
Under agreements with the FHLB of Chicago, FHLB advances (short-term and long-term) are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and CRE). At December 31, 2020, the Corporation had $9.9 billion of total collateral capacity, primarily supported by residential mortgage and home equity loans.
The table below summarizes the maturities of the Corporation’s long-term funding, including long-term FHLB advances, at December 31, 2020:

($ in Thousands)	Long Term Funding	Weighted Average Contractual Long Term Funding Coupon Rate	FHLB advances	Weighted Average Contractual FHLB advance Coupon Rate
Year
2021	$299,631	3.50%	$17,723	2.25%
2022	967	1.07%	7,383	3.70%
2023	—	—%	2,398	5.09%
2024	—	—%	633	—%
2025	248,867	4.25%	1,000,215	2.34%
Thereafter	—	—%	604,371	2.32%
Total long-term funding	$549,465	3.83%	$1,632,723	2.34%
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
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Corporation's Series C Preferred Stock. As of December 31, 2020, $10 million remained available under this repurchase authorization.
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
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock. As of December 31, 2020, $14 million remained available under this repurchase authorization.
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
In June 2020, the Corporation issued 4.0 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference 1,000 per share. Dividends on the Series F Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 5.625%. Shares of the Series F Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series F Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series F Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on September 15, 2025, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.
Subsidiary Equity: At December 31, 2020, subsidiary equity equaled $4.0 billion. See Note 19 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: In 2020, the Board of Directors did not approve any additional authorizations for the repurchase of the Corporation's common stock. In 2019, the Board of Directors approved additional authorizations for the repurchase of up to $250 million of the Corporation’s common stock. During 2020, the Corporation repurchased 4.3 million shares for

$71 million (or an average cost per common share of $16.71), compared to 8.2 million shares for $177 million (or an average cost per common share of $21.62) during 2019.

As of December 31, 2020, approximately $113 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
The Corporation also repurchased shares in satisfaction of minimum tax withholding obligations in connection with settlements of equity compensation totaling approximately $6 million (321,488 shares at an average cost per common share of $19.01) during 2020, compared to approximately $9 million (397,969 shares at an average cost per common share of $21.59) during 2019.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 22 for a summary of the components of accumulated other comprehensive income (loss).

Note 11 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2020, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2020 Incentive Compensation Plan. All remaining shares available for grant under the 2017 Incentive Compensation Plan were rolled into the 2020 Plan. As of December 31, 2020, approximately 14.4 million shares remained available for grant under the 2020 Plan.
Under the 2020 Plan, options are generally exercisable up to ten years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over four years.
The Corporation also issues restricted stock awards under the 2020 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three years or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards vest over a performance period of three years and service-based restricted stock awards vest ratably over four years.
The 2020 Plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of retirement eligible colleagues. See Note 1 for the Corporation’s accounting policy for stock based compensation.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The following assumptions were used in estimating the fair value for options granted in 2020, 2019, and 2018:

	2020	2019	2018
Dividend yield	3.50%	3.30%	2.50%
Risk-free interest rate	1.60%	2.60%	2.60%
Weighted average expected volatility	21.00%	24.00%	22.00%
Weighted average expected life	5.75 years	5.75 years	5.75 years
Weighted average per share fair value of options	$2.39	$4.00	$4.47
A summary of the Corporation’s stock option activity for the year ended December 31, 2020 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2019	5,543	$20.13	6.25 years	$16,043
Granted	1,697	18.43
Exercised	(182)	13.77
Forfeited or expired	(585)	21.07
Outstanding at December 31, 2020	6,473	$19.77	6.23 years	$2,005
Options exercisable at December 31, 2020	4,038	$19.25	4.89 years	$1,913
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2020, 2019, and 2018, the intrinsic value of stock options exercised was approximately $816 thousand, $4 million, and $10 million, respectively. The total fair value of stock options that vested was $4 million for the year ended December 31, 2020, $3 million for the year ended December 31, 2019, and $4 million for the year ended December 31, 2018.
For the years ended December 31, 2020, 2019, and 2018, the Corporation recognized compensation expense of $4 million for each of the three years, for the vesting of stock options. Included in compensation expense for 2020 was $2 million of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At December 31, 2020, the Corporation had $3 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter 2024.
The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2020:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	2,393	$22.39
Granted	1,053	18.09
Vested	(936)	22.59
Forfeited	(218)	20.86
Outstanding at December 31, 2020	2,293	$20.46
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Expense for restricted stock awards of approximately $17 million was recorded for year ended December 31, 2020, $21 million for the year ended December 31, 2019 and $13 million for the year ended December 31, 2018. Included in compensation expense for 2020 was approximately $7 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $15 million of unrecognized compensation costs related to restricted stock awards at December 31, 2020, that is expected to be recognized over the remaining requisite service periods that extend predominantly through first quarter 2024. The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards.

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
The funded status and amounts recognized in the 2020 and 2019 consolidated balance sheets, as measured on December 31, 2020 and 2019, respectively, for the RAP and Postretirement Plan were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2020	2020	2019	2019
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$442,034	$—	$390,564	$—
Actual return on plan assets	58,802	—	67,377	—
Employer contributions	—	210	—	270
Gross benefits paid	(21,987)	(210)	(15,907)	(270)
Fair value of plan assets at end of year(a)	$478,849	$—	$442,034	$—
Change in Benefit Obligation
Net benefit obligation at beginning of year	$260,576	$2,545	$233,658	$2,523
Service cost	8,244	—	7,263	—
Interest cost	8,185	78	9,752	104
Actuarial (gain) loss	24,998	(169)	25,810	188
Gross benefits paid	(21,987)	(210)	(15,907)	(270)
Net benefit obligation at end of year(a)	$280,017	$2,243	$260,576	$2,545
Funded (unfunded) status	$198,832	$(2,243)	$181,458	$(2,545)
Noncurrent assets	$198,832	$—	$181,458	$—
Current liabilities	—	(189)	—	(214)
Noncurrent liabilities	—	(2,055)	—	(2,330)
Asset (liability) recognized on the consolidated balance sheets	$198,832	$(2,243)	$181,458	$(2,545)
(a) The fair value of the plan assets represented 171% and 170% of the net benefit obligation of the pension plan at December 31, 2020 and 2019, respectively.

Amounts recognized in accumulated other comprehensive (income) loss, net of tax, as of December 31, 2020 and 2019 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2020	2020	2019	2019
Prior service cost	$(194)	$(477)	$(249)	$(533)
Net actuarial loss	28,029	—	37,075	126
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive (income) loss	$27,835	$(477)	$36,827	$(406)
Other changes in plan assets and benefit obligations recognized in OCI, net of tax, in 2020 and 2019 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2020	2020	2019	2019
Net actuarial gain (loss)	$8,209	$169	$17,235	$(188)
Amortization of prior service cost	(73)	(75)	(73)	(75)
Amortization of actuarial loss (gain)	3,897	—	480	(4)
Income tax (expense) benefit	(3,040)	(23)	(4,532)	67
Total Recognized in OCI	$8,993	$71	$13,109	$(200)
The components of net pension cost for the RAP for 2020, 2019, and 2018 were as follows:

($ in Thousands)	2020	2019	2018
Service cost	$8,244	$7,263	$7,540
Interest cost	8,185	9,752	9,125
Expected return on plan assets	(25,595)	(24,332)	(23,195)
Amortization of prior service cost	(73)	(73)	(73)
Amortization of actuarial loss (gain)	3,897	480	2,195
Recognized settlement loss (gain)	—	—	809
Total net periodic pension cost (income)	$(5,342)	$(6,910)	$(3,600)
The components of net periodic benefit cost for the Postretirement Plan for 2020, 2019, and 2018 were as follows:

($ in Thousands)	2020	2019	2018
Interest cost	$78	$104	$108
Amortization of prior service cost	(75)	(75)	(75)
Amortization of actuarial loss (gain)	—	(4)	8
Total net periodic benefit cost	$3	$25	$41
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
As of December 31, 2020, the estimated actuarial losses and prior service cost that will be amortized during 2021 from accumulated other comprehensive income into net periodic pension cost for the RAP includes expense of $4 million for actuarial losses and income of approximately $73,000 for the prior service cost. For the Postretirement Plan, the estimated actuarial losses and prior service cost that will be amortized during 2021 from accumulated other comprehensive income into net periodic benefit cost includes income of approximately $75,000 for the prior service cost while no actuarial gains or losses are expected.

	RAP	Postretirement Plan	RAP	Postretirement Plan
	2020	2020	2019	2019
Weighted average assumptions used to determine benefit obligations
Discount rate	2.40%	2.40%	3.20%	3.20%
Rate of increase in compensation levels	2.00%	N/A	2.00%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	3.20%	3.20%	4.30%	4.30%
Rate of increase in compensation levels	2.00%	N/A	3.00%	N/A
Expected long-term rate of return on plan assets	6.20%	N/A	6.00%	N/A

The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the RAP’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rates of return for the RAP assets were 15.18% and 18.29% for 2020 and 2019, respectively.

The RAP’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the RAP is to maximize total return with a tolerance for average risk. The RAP has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, alternative securities 0 to 15%, and other cash equivalents 0 to 10%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the RAP as of the December 31, 2020 and 2019 measurement dates, respectively, by asset category were as follows:

Asset Category	2020	2019
Equity securities	53%	51%
Fixed-income securities	33%	33%
Group annuity contracts	11%	11%
Alternative securities	1%	3%
Other	2%	2%
Total	100%	100%
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

Based on these inputs, the following table summarizes the fair value of the RAP’s investments as of December 31, 2020 and 2019:

		Fair Value Measurements Using
($ in Thousands)	December 31, 2020	Level 1	Level 2	Level 3
RAP Investments
Money market account	$9,429	$9,429	$—	$—
Common /collective trust funds	172,950	172,950	—	—
Mutual funds	245,605	245,605	—	—
Group annuity contracts	50,866	—	—	50,866
Total RAP Investments	$478,849	$427,983	$—	$50,866

		Fair Value Measurements Using
($ in Thousands)	December 31, 2019	Level 1	Level 2	Level 3
RAP Investments
Money market account	$8,903	$8,903	$—	$—
Common /collective trust funds	155,964	155,964	—	—
Mutual funds	227,112	227,112	—	—
Group annuity contracts	50,055	—	—	50,055
Total RAP Investments	$442,034	$391,979	$—	$50,055
The following presents a summary of the changes in the fair value of the RAP's Level 3 asset during the periods indicated.

Fair Value Reconciliation of Level 3 RAP Investments	2020	2019
Fair value of group annuity contract at beginning of period	$50,055	$47,265
Return on plan assets	3,499	5,495
Benefits paid	(2,688)	(2,704)
Fair value of group annuity contract at end of period	$50,866	$50,055

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. The Corporation did not make any contributions to the RAP during 2020 and 2019.
The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the RAP and Postretirement Plan at December 31, 2020, reflecting expected future services, were as follows:

($ in Thousands)	RAP	Postretirement Plan
Estimated future benefit payments
2021	$19,332	$191
2022	20,043	186
2023	19,785	181
2024	20,304	175
2025	21,766	168
2026-2030	91,228	732
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. There are no remaining participants under age 65 in the Postretirement Plan. The actual change in 2020 health care premium rates for post-65 coverage was a decrease of 6.00%. The health care trend rate assumption for post-65 coverage is an increase of 5.50% in 2021 with the rate of increase slowing by 0.25% in each succeeding year, to an ultimate rate of 5.00% for 2023 and future years.

A one percentage point change in the assumed health care cost trend rate would have the following effect:

	2020		2019
($ in Thousands)	100 bp Increase	100 bp Decrease	100 bp Increase	100 bp Decrease
Effect on total of service and interest cost	$5	$(4)	$7	$(6)
Effect on postretirement benefit obligation	$141	$(124)	$170	$(148)
The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $15 million for 2020 and $16 million for both 2019 and 2018.
Note 13 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
($ in Thousands)	2020	2019	2018
Current
Federal	$33,020	$50,560	$20,246
State	16,193	15,327	12,593
Total current	49,213	65,887	32,839
Deferred
Federal	(25,895)	14,094	34,941
State	(3,118)	(261)	12,006
Total deferred	(29,013)	13,833	46,947
Total income tax expense	$20,200	$79,720	$79,786

Temporary differences between the amounts reported on the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. DTAs and liabilities at December 31, 2020 and 2019 were as follows:

($ in Thousands)	2020	2019
Deferred tax assets
Allowance for loan losses	$88,967	$48,790
Allowance for other losses	16,347	7,236
Accrued liabilities	4,673	4,005
Deferred compensation	27,896	28,018
Benefit of tax loss and credit carryforwards	9,789	13,444
Nonaccrual interest	1,763	1,299
Basis difference from equity securities and other investments	6,329	—
Net unrealized losses on pension and postretirement benefits	9,110	12,174
Other	997	970
Total deferred tax assets	$165,871	$115,936
Valuation allowance for deferred tax assets	(251)	(251)
Total deferred tax assets after valuation allowance	$165,620	$115,685
Deferred tax liabilities
Prepaid expenses	$63,113	$62,227
Goodwill	21,698	21,099
Mortgage banking activities	10,403	17,418
Deferred loan fee income	9,799	12,190
State deferred taxes	2,636	722
Lease financing	116	199
Bank premises and equipment	17,757	18,348
Purchase accounting	12,658	13,738
Basis difference from equity securities and other investments	—	2,285
Net unrealized gains on AFS securities	13,568	1,139
Other	1,049	1,156
Total deferred tax liabilities	$152,797	$150,521
Net deferred tax assets (liabilities)	$12,823	$(34,836)
At December 31, 2020 and December 31, 2019, the valuation allowance for DTAs of approximately $251,000 was related to the deferred tax benefit of specific federal tax loss carryforwards of $3 million from a 2017 acquisition. The changes in the valuation allowance related to net operating losses for 2020 and 2019 were as follows:

($ in Thousands)	2020	2019
Valuation allowance for deferred tax assets, beginning of year	$(251)	$(251)
(Increase) decrease in current year	—	—
Valuation allowance for deferred tax assets, end of year	$(251)	$(251)
At December 31, 2020, the Corporation had state net operating loss carryforwards of $92 million (of which $40 million was acquired from various acquisitions) that will begin expiring in 2031. At December 31, 2020, the Corporation had state income tax credit carryforwards of $2 million that will begin expiring in 2035.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2020	2019	2018
Federal income tax rate at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(3.9)%	(3.3)%	(2.6)%
State income taxes (net of federal benefit)	3.7%	3.5%	3.7%
Bank owned life insurance	(0.9)%	(0.8)%	(0.7)%
Tax effect of tax credits and benefits, net of related expenses	(1.8)%	(0.9)%	(0.7)%
Tax reserve adjustments / settlements	0.1%	0.2%	1.5%
Net tax (benefit) expense from stock-based compensation	0.3%	(0.2)%	(0.5)%
Tax planning in response to the Tax Act	—%	—%	(3.6)%
Restructuring in conjunction with ABRC sale	(13.7)%	—%	—%
FDIC premium	0.8%	0.5%	0.9%
Other	0.6%	(0.4)%	0.3%
Effective income tax rate	6.2%	19.6%	19.3%
The decrease in the effective tax rate was primarily driven by corporate restructuring which allowed for the recognition of built in capital losses and tax basis step-up, which was done in conjunction with the sale of ABRC.
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2020. If income taxes had been provided, the deferred tax liability would have been approximately $25 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2017 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

($ in Millions)	2020	2019
Balance at beginning of year	$3	$2
Additions for tax positions related to current year	—	1
Balance at end of year	$3	$3
At December 31, 2020 and 2019, the total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $3 million and $2 million, respectively.
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line on the consolidated statements of income. Interest and penalty benefits were negligible at December 31, 2020 and December 31, 2019. Accrued interest and penalties were negligible at both December 31, 2020 and December 31, 2019. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
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

The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $72 million of investment securities as collateral at December 31, 2020, and pledged $57 million of investment securities as collateral at December 31, 2019. Cash is often pledged as collateral for derivatives that are not centrally cleared. At December 31, 2020, the Corporation posted $31 million cash collateral compared to $14 million at December 31, 2019. See Note 18 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.
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
The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of December 31, 2020 and December 31, 2019. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2020 and December 31, 2019. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments:

	December 31, 2020				December 31, 2019
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,639,679	$192,518	$3,639,679	$25,680	$3,029,877	$77,024	$3,029,877	$13,073
Foreign currency exchange forwards	411,292	4,909	398,890	4,836	272,636	4,226	264,653	4,048
Commodity contracts	87,547	12,486	83,214	11,155	255,089	20,528	255,165	19,624
Mortgage banking(a)	226,818	9,624	335,500	2,046	255,291	2,527	263,000	710
Gross derivatives before netting		$219,537		$43,716		$104,305		$37,455
Less: Legally enforceable master netting agreements		1,936		1,936		10,410		10,410
Less: Cash collateral pledged/received		10,879		25,625		1,408		11,365
Total derivative instruments, after netting		$206,722		$16,155		$92,487		$15,680
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At December 31, 2020, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $604 million and is included in loans and investment securities, AFS, at fair value on the consolidated balance sheets. This amount includes $3 million of hedging adjustments on the discontinued hedging relationships.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income during the twelve months ended December 31, 2020 and 2019:

	Location and Amount of Gain or (Loss) Recognized on Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Year Ended December 31, 2020		Year Ended December 31, 2019
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded(a)	$(1,779)	$—	$(448)	$—
The effects of fair value and cash flow hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(1,779)	—	5,871	—
Derivatives designated as hedging instruments(a)	—	—	(6,319)	—
(a) Includes net settlements on the derivatives
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income during the twelve months ended December 31, 2020 and 2019:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Year Ended December 31,
($ in Thousands)		2020	2019
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$(1,758)	$(1,393)
Interest rate lock commitments (mortgage)	Mortgage banking, net	7,097	319
Forward commitments (mortgage)	Mortgage banking, net	1,335	1,362
Foreign currency exchange forwards	Capital market fees, net	(105)	132
Commodity contracts	Capital market fees, net	427	(1,763)

Note 15 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)

The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers, commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. The Corporation is party to master netting arrangements with its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest, commodity, and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported with assets and liabilities offset resulting in a net position which is further offset by any cash collateral, and is reported in other assets and accrued expenses and other liabilities, on the face of the consolidated balance sheets. See Note 14 for additional information on the Corporation’s derivative and hedging activities.
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
The following table presents the interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table:

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Liabilities Offset	Cash Collateral Received			Net Amount
Derivative assets
December 31, 2020	$13,441	$(1,936)	$(10,879)	$626	$—	$626
December 31, 2019	11,864	(10,410)	(1,408)	45	—	45

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Assets Offset	Cash Collateral Pledged			Net Amount
Derivative liabilities
December 31, 2020	$27,951	$(1,936)	$(25,625)	$390	$—	$390
December 31, 2019	22,189	(10,410)	(11,365)	413	—	413

Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 14). The following is a summary of lending-related commitments:

($ in Thousands)	2020	2019
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,010,492	$9,024,412
Commercial letters of credit(a)	3,642	7,081
Standby letters of credit(c)	278,798	277,969
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at December 31, 2020 or 2019.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.
(c) The Corporation has established a liability of $3 million at both December 31, 2020 and 2019 as an estimate of the fair value of these financial instruments.
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

($ in Thousands)	Year Ended December 31, 2020	Year Ended December 31, 2019
Allowance for Unfunded Commitments
Balance at beginning of period	$21,907	$24,336
Cumulative effect of ASU 2016-13 adoption (CECL)	18,690	N/A
Balance at beginning of period, adjusted	40,597	24,336
Provision for unfunded commitments	7,000	(2,500)
Amount recorded at acquisition	179	70
Balance at end of period	$47,776	$21,907
The increase in 2020 is a result of the Day 1 modified retrospective adjustment of $19 million for the adoption of ASU 2016-13. In addition, during the year, there was a $7 million increase to the allowance for unfunded commitments primarily driven by the expected impact of the COVID-19 pandemic within the economic models used in the new expected credit loss methodology. See Note 1 and Note 4 for additional information on the adoption of ASU 2016-13 and the allowance for unfunded commitments.
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at December 31, 2020, was $272 million, compared to $248 million at December 31, 2019, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $23 million, $19 million, and $17 million during the years ended December 31, 2020, 2019, and 2018, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $268 million at December 31, 2020 and $234 million at December 31, 2019.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $118 million and $123 million at December 31, 2020 and 2019, respectively.
During the years ended December 31, 2020, 2019 and 2018, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments at December 31, 2020 was $25 million, compared to $26 million at December 31, 2019, included in tax credit and other investments on the consolidated balance sheets.
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
A lawsuit, Evans et al v. Associated Banc-Corp et al, was filed in the United States District Court for the Eastern District of Wisconsin - Green Bay Division on January 13, 2021 by one current and one former participant in the Associated Banc-Corp 401(k) and Employee Stock Ownership Plan (the “Plan”) as representatives of a putative class. The plaintiffs allege that Associated Banc-Corp, the Associated Banc-Corp Plan Administrative Committee, and current and past members of such committee during the relevant time period (the “Defendants”) breached their fiduciary duties with respect to the Plan in violation of Employee Retirement Income Security Act of 1974, as amended, by applying an imprudent and inappropriate preference for products associated with Associated Banc-Corp within the Plan, and that the Defendants failed to monitor or control the recordkeeping expenses paid to Associated Trust Company, N.A. The plaintiffs, in part, seek an accounting and disgorgement of certain profits, as well as certain equitable restitution and equitable monetary relief. The Corporation intends to vigorously defend against this lawsuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time with respect to this lawsuit.

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
As a result of make whole requests, the Corporation has repurchased loans with principal balances of approximately $10 million and $2 million for years ended December 31, 2020 and 2019, respectively. There were no loss reimbursement and settlement claims paid for the year ended December 31, 2020, and for the year ended December 31, 2019, such claims were negligible. Make whole requests during 2019 and 2020 generally arose from loans sold during the period of January 1, 2012 to December 31, 2019. Since January 1, 2012, loans sold totaled $14.4 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2020, approximately $6.8 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $2 million and approximately $795,000 at December 31, 2020 and 2019, respectively.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2020 and December 31, 2019, there were approximately $36 million and $39 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2020 and December 31, 2019, there were $33 million and $45 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.

Note 17 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
Balance Sheets

	December 31,
($ in Thousands)	2020	2019
Assets
Cash and due from banks	$40,204	$17,427
Interest-bearing deposits in other financial institutions	15,228	27,186
Notes and interest receivable from subsidiaries	305,779	201,551
Investments in and receivable due from subsidiaries	4,005,198	3,925,596
Other assets	46,850	46,234
Total assets	$4,413,259	$4,217,994
Liabilities and Stockholders' Equity
Commercial paper	$59,346	$32,016
Subordinated notes, at par	250,000	250,000
Long-term funding capitalized costs	(1,133)	(1,428)
Total long-term funding	248,867	248,572
Accrued expenses and other liabilities	14,113	15,282
Total liabilities	322,326	295,870
Preferred equity	353,512	256,716
Common equity	3,737,421	3,665,407
Total stockholders’ equity	4,090,933	3,922,124
Total liabilities and stockholders’ equity	$4,413,259	$4,217,994
Statements of Income

	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Income
Income from subsidiaries	$317,895	$341,789	$354,637
Interest income on notes receivable from subsidiaries	3,257	13,983	12,199
Other income	933	761	994
Total income	322,084	356,532	367,830
Expense
Interest expense on short and long-term funding	10,960	16,802	18,355
Other expense	6,422	6,583	11,736
Total expense	17,383	23,384	30,091
Income before income tax expense	304,702	333,148	337,739
Income tax expense (benefit)	(2,070)	6,359	4,176
Net income	306,771	326,790	333,562
Preferred stock dividends	18,358	15,202	10,784
Net income available to common equity	$288,413	$311,587	$322,779

Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$306,771	$326,790	$333,562
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	(61,406)	(21,789)	(18,636)
Net change in other assets and accrued expenses and other liabilities	(49,890)	265	(92,366)
Net cash provided by operating activities	195,475	305,266	222,562
Cash Flows from Investing Activities
Proceeds from sales of investment securities	—	—	827
Net (increase) decrease in notes receivable from subsidiaries	(105,000)	250,000	(139,317)
Net (increase) decrease in loans	—	—	2,210
Net cash provided by (used in) investing activities	(105,000)	250,000	(136,280)
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	27,330	(13,406)	(22,044)
Redemption of Corporation's senior notes	—	(250,000)	—
Proceeds from issuance of common stock for stock-based compensation plans	3,966	11,216	18,408
Proceeds from issuance of preferred stock	96,796	—	97,315
Purchase of preferred stock	—	—	(537)
Common stock warrants exercised	—	—	(1)
Purchase of common stock returned to authorized but unissued	—	—	(33,075)
Issuance of treasury stock for acquisition	—	—	91,296
Purchase of treasury stock, open market purchases	(71,255)	(177,484)	(206,450)
Purchase of treasury stock, stock-based compensation plans	(6,113)	(8,592)	(7,148)
Cash dividends on common stock	(112,023)	(111,804)	(105,519)
Cash dividends on preferred stock	(18,358)	(15,202)	(10,784)
Net cash used in financing activities	(79,656)	(565,272)	(178,540)
Net increase (decrease) in cash and cash equivalents	10,819	(10,006)	(92,258)
Cash and cash equivalents at beginning of year	44,613	54,619	146,877
Cash and cash equivalents at end of year	$55,432	$44,613	$54,619

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Investment Securities AFS: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its investment securities are classified predominantly within Level 2 of the fair value hierarchy. See Note 3 for additional disclosure regarding the Corporation’s investment securities.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2020 and 2019, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as probability of default and loss given default of the underlying loans to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2020 and 2019, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments in their entirety are classified within Level 2 of the fair value hierarchy.
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of December 31, 2020 and 2019, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	December 31, 2020	December 31, 2019
Assets
Investment securities AFS
U.S. Treasury securities	Level 1	$26,531	$—
Agency securities	Level 2	25,038	—
Obligations of state and political subdivisions (municipal securities)	Level 2	450,662	546,160
Residential mortgage-related securities
FNMA / FHLMC	Level 2	1,461,241	132,660
GNMA	Level 2	235,537	985,139
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	22,904	21,728
GNMA	Level 2	524,756	1,310,207
Asset backed securities
FFELP	Level 2	327,189	263,693
SBA	Level 2	8,584	—
Other debt securities	Level 2	3,000	3,000
Total investment securities AFS	Level 1	$26,531	$—
Total investment securities AFS	Level 2	3,058,910	3,262,586
Equity securities with readily determinable fair values	Level 1	1,661	1,646
Residential loans held for sale	Level 2	129,158	136,280
Interest rate-related instruments(a)	Level 2	192,518	77,024
Foreign currency exchange forwards(a)	Level 2	4,909	4,226
Commodity contracts(a)	Level 2	12,486	20,528
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	9,624	2,527
Liabilities
Interest rate-related instruments(a)	Level 2	$25,680	$13,073
Foreign currency exchange forwards(a)	Level 2	4,836	4,048
Commodity contracts(a)	Level 2	11,155	19,624
Forward commitments to sell residential mortgage loans	Level 3	2,046	710
(a) Figures presented gross before netting. See Note 14 and Note 15 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the years ended December 31, 2020 and 2019, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2018	$2,208	$2,072	$140
New production	24,164	(2,367)	26,531
Closed loans / settlements	(29,375)	(5,968)	(23,407)
Other	5,530	6,973	(1,443)
Mortgage derivative gain (loss)	319	(1,362)	1,681
Balance December 31, 2019	$2,527	$710	$1,817
New production	$72,659	$(3,505)	$76,164
Closed loans / settlements	(76,001)	(12,587)	(63,414)
Other	10,439	17,427	(6,988)
Mortgage derivative gain (loss)	7,097	1,335	5,762
Balance December 31, 2020	$9,624	$2,046	$7,579
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2020, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held For Sale): The fair value is determined by the change in value from each loan's rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At December 31, 2020, the closing ratio was 90%.
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

For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2020, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Individually Evaluated Loans: The Corporation individually evaluates loans when a commercial loan relationship is in nonaccrual status or when a commercial and consumer loan relationship has its terms restructured in a TDR or when a loan meets the Corporation's definition of a probable TDR. Prior to January 1, 2020, management considered a loan impaired when it was probable that the Corporation would be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest. See Note 4 for additional information regarding the Corporation’s individually evaluated loans.
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

The following table presents the carrying value of equity securities without readily determinable fair values still held as of December 31, 2020 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of December 31, 2020:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2019	$13,444
Carrying value changes	—
Carrying value as of December 31, 2020	$13,444

Cumulative upward carrying value changes between January 1, 2018 and December 31, 2020	$13,444
Cumulative downward carrying value changes between January 1, 2018 and December 31, 2020	$—

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income
December 31, 2020
Assets
Individually evaluated loans(a)	Level 3	$138,752	Provision for credit losses	$(97,519)
OREO(b)	Level 2	6,125	Other noninterest expense	(3,747)
Mortgage servicing rights	Level 3	41,990	Mortgage banking, net	(17,704)

December 31, 2019
Assets
Impaired loans(c)	Level 3	$45,792	Provision for credit losses(d)	$(66,172)
OREO(b)	Level 2	3,565	Other noninterest expense	(1,860)
Mortgage servicing rights	Level 3	72,532	Mortgage banking, net	(63)
Equity securities	Level 3	13,444	Investment securities gains (losses), net	13,444
(a) Includes probable TDRs which are individually analyzed, net of the related allowance for credit losses.
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
The table below presents information about these inputs and further discussion is found above:

December 31, 2020	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	14%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8%	-	47%	20%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	0%	-	40%	34%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		December 31, 2020		December 31, 2019
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$416,154	$416,154	$373,380	$373,380
Interest-bearing deposits in other financial institutions	Level 1	298,759	298,759	207,624	207,624
Federal funds sold and securities purchased under agreements to resell	Level 1	1,135	1,135	7,740	7,740
Investment securities HTM, net	Level 1	999	1,024	999	1,018
Investment securities HTM, net	Level 2	1,877,939	2,027,852	2,204,084	2,275,447
Investment securities AFS	Level 1	26,531	26,531	—	—
Investment securities AFS	Level 2	3,058,910	3,058,910	3,262,586	3,262,586
Equity securities with readily determinable fair values	Level 1	1,661	1,661	1,646	1,646
Equity securities without readily determinable fair values	Level 3	13,444	13,444	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	168,280	168,280	227,347	227,347
Residential loans held for sale	Level 2	129,158	129,158	136,280	136,280
Commercial loans held for sale	Level 2	—	—	15,000	15,000
Loans, net	Level 3	24,068,022	24,012,738	22,620,068	22,399,621
Bank and corporate owned life insurance	Level 2	679,647	679,647	671,948	671,948
Derivatives (other assets)(a)	Level 2	209,913	209,913	101,778	101,778
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	9,624	9,624	2,527	2,527
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$24,725,451	$24,725,451	$21,156,261	$21,156,261
Brokered CDs and other time deposits(b)	Level 2	1,757,030	1,766,200	2,622,803	2,622,803
Short-term funding(c)	Level 2	252,317	252,303	465,113	465,113
FHLB advances	Level 2	1,632,723	1,760,727	3,180,967	3,207,793
Other long-term funding	Level 2	549,465	578,233	549,343	572,873
Standby letters of credit(d)	Level 2	2,731	2,731	2,710	2,710
Derivatives (accrued expenses and other liabilities)(a)	Level 2	41,671	41,671	36,745	36,745
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	2,046	2,046	710	710
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
(d) The commitment on standby letters of credit was $279 million and $278 million at December 31, 2020 and 2019, respectively. See Note 16 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and CET1 capital (as defined in the regulations) to risk-weighted assets

(as defined), and of tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2020 and 2019, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.
As of December 31, 2020 and 2019, the most recent notifications from the OCC and the FDIC categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2020 or 2019.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions(a)
($ in Thousands)	Amount	Ratio(a)	Amount	Ratio		Amount	Ratio
As of December 31 , 2020
Associated Banc-Corp
Total capital	$3,632,807	14.02%	$2,072,273	≥	8.00%
Tier 1 capital	3,058,809	11.81%	1,554,205	≥	6.00%
Common equity Tier 1 capital	2,706,010	10.45%	1,165,654	≥	4.50%
Leverage	3,058,809	9.37%	1,305,604	≥	4.00%
Associated Bank, N.A.
Total capital	$3,295,823	12.74%	$2,068,801	≥	8.00%	$2,586,002	≥	10.00%
Tier 1 capital	2,971,234	11.49%	1,551,601	≥	6.00%	2,068,801	≥	8.00%
Common equity Tier 1 capital	2,971,234	11.49%	1,163,701	≥	4.50%	1,680,901	≥	6.50%
Leverage	2,971,234	9.11%	1,304,448	≥	4.00%	1,630,560	≥	5.00%
As of December 31 , 2019
Associated Banc-Corp
Total capital	$3,208,625	13.21%	$1,943,711	≥	8.00%
Tier 1 capital	2,736,776	11.26%	1,457,783	≥	6.00%
Common equity Tier 1 capital	2,480,698	10.21%	1,093,337	≥	4.50%
Leverage	2,736,776	8.83%	1,239,431	≥	4.00%
Associated Bank, N.A.
Total capital	$2,892,650	11.95%	$1,936,732	≥	8.00%	$2,420,915	≥	10.00%
Tier 1 capital	2,669,372	11.03%	1,452,549	≥	6.00%	1,936,732	≥	8.00%
Common equity Tier 1 capital	2,469,578	10.20%	1,089,412	≥	4.50%	1,573,595	≥	6.50%
Leverage	2,669,372	8.63%	1,236,565	≥	4.00%	1,545,706	≥	5.00%
(a) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 20 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
($ in Thousands, except per share data)	2020	2019	2018
Net income	$306,771	$326,790	$333,562
Preferred stock dividends	(18,358)	(15,202)	(10,784)
Net income available to common equity	288,413	311,587	322,779
Common shareholder dividends	(111,291)	(111,091)	(104,981)
Unvested share-based payment awards	(732)	(713)	(537)
Undistributed earnings	176,390	199,784	217,260
Undistributed earnings allocated to common shareholders	175,134	198,424	216,199
Undistributed earnings allocated to unvested share-based payment awards	1,256	1,360	1,060
Undistributed earnings	$176,390	$199,784	$217,260
Basic
Distributed earnings to common shareholders	$111,291	$111,091	$104,981
Undistributed earnings allocated to common shareholders	175,134	198,424	216,199
Total common shareholders earnings, basic	$286,425	$309,514	$321,181
Diluted
Distributed earnings to common shareholders	$111,291	$111,091	$104,981
Undistributed earnings allocated to common shareholders	175,134	198,424	216,199
Total common shareholders earnings, diluted	$286,425	$309,514	$321,181
Weighted average common shares outstanding	$153,005	$160,534	$167,345
Effect of dilutive common stock awards	637	1,398	1,985
Effect of dilutive common stock warrants	—	—	402
Diluted weighted average common shares outstanding	$153,642	$161,932	$169,732
Basic earnings per common share	$1.87	$1.93	$1.92
Diluted earnings per common share	$1.86	$1.91	$1.89
Anti-dilutive common stock options of approximately 7 million at December 31, 2020, 3 million at December 31, 2019, and 2 million December 31, 2018, were excluded from the earnings per common share calculation.

Note 22 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2020, 2019, and 2018 respectively, including changes during the years then ended as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities AFS	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$(38,453)	$(24,305)	$(62,758)
Other comprehensive income (loss) before reclassifications	(39,891)	(28,612)	(68,503)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	1,985	—	1,985
Personnel expense	—	(148)	(148)
Other expense	—	2,203	2,203
Interest income	(572)	—	(572)
Adjustment for adoption of ASU 2016-01	(84)	—	(84)
Adjustment for adoption of ASU 2018-02	(8,419)	(5,235)	(13,654)
Income tax (expense) benefit	9,791	6,767	16,558
Net other comprehensive income (loss) during period	(37,189)	(25,025)	(62,214)
Balance, December 31, 2018	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income (loss) before reclassifications	$111,592	$16,296	$127,887
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(5,957)	—	(5,957)
Personnel expense	—	(148)	(148)
Other expense	—	476	476
Interest income	895	—	895
Income tax (expense) benefit	(26,898)	(4,465)	(31,363)
Net other comprehensive income (loss) during period	79,631	12,158	91,789
Balance, December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income (loss) before reclassifications	$55,628	$7,780	$63,408
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(9,222)	—	(9,222)
Personnel expense	—	(148)	(148)
Other expense	—	3,897	3,897
Interest income	3,359	—	3,359
Income tax (expense) benefit	(12,429)	(3,064)	(15,493)
Net other comprehensive income (loss) during period	37,336	8,465	45,801
Balance, December 31, 2020	$41,325	$(28,707)	$12,618

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
The Corporation allocates NII using an internal FTP methodology that charges users of funds (assets) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment, and / or re-pricing characteristics of the assets and liabilities. The net effect of this allocation is offset in the Risk Management and Shared Services segment to ensure the consolidated totals reflect the Corporation's NII. The net FTP allocation is reflected as net intersegment interest income (expense) in the accompanying tables.
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using methodologies described in Note 1. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including acquisition-related costs, asset gains on disposed business units, loss on the prepayment of FHLB advances, and income tax benefits as a result of corporate restructuring) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses with the net tax residual recorded in Risk Management and Shared Services. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A description of each business segment is presented below.
Corporate and Commercial Specialty: The Corporate and Commercial Specialty segment serves a wide range of customers including private clients, larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals, private clients, and small to mid-sized businesses. In serving this segment, we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our CRE unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, CRE financing, construction loans, letters of credit, leasing, asset based lending, and, for our larger clients, loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions, and information services; (3) specialized financial services such as interest rate risk management, foreign exchange solutions, and commodity hedging; (4) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management; and (5) investable funds solutions such as savings, money market deposit accounts, IRA accounts, certificates of deposit, fixed and variable annuities, full-service, discount and online investment brokerage; investment advisory services; trust and investment management accounts.
Community, Consumer, and Business: The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, the Corporation offered insurance and risk consulting services, until the sale of the business in June of 2020. In serving this segment, we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various consumer banking and community banking units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, business loans, and business lines of credit, and (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services.
Risk Management and Shared Services: The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). All First Staunton, Huntington branch, and Bank Mutual acquisition related costs, the asset gain on sale of ABRC, loss on the prepayment of FHLB advances, and the tax benefit from corporate restructuring are included within the Risk Management and Shared Services segment.
During 2020, the following restructurings occurred which resulted in the prior period segment results being revised for comparability:

•The Corporation reorganized their investment and fiduciary businesses from the Community, Consumer and Business segment to the Corporate and Commercial Specialty segment. As a result of the reorganization, the Corporation reassigned goodwill of approximately $4 million attributable to the Corporation's acquisition of Whitnell & Co. in 2017.
•The Corporation reorganized their marketing business unit from the Risk Management and Shared Services segment to the Community, Consumer and Business segment.
•The Corporation reorganized their retirement plan services business unit from the Community, Consumer, and Business segment to the Corporate and Commercial Specialty segment.
•The Corporation reorganized their oil and gas business unit from the Corporate and Commercial Specialty segment to the Risk Management and Shared Services segment.
•The Corporation reorganized their trust investment support services team from the Risk Management and Shared Services segment to the Corporate and Commercial Specialty segment. This transition occurred to better align the wealth support teams with the business units that were already a part of the Corporate and Commercial Specialty segment.

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Net interest income	$395,135	$447,979	$458,240
Net intersegment interest income (expense)	10,400	(52,200)	(33,519)
Segment net interest income	405,535	395,779	424,721
Noninterest income	149,456	136,097	132,071
Total revenue	554,991	531,876	556,793
Provision for credit losses	59,780	49,341	42,234
Noninterest expense	209,507	233,655	233,202
Income (loss) before income taxes	285,705	248,879	281,356
Income tax expense (benefit)	53,193	47,480	54,732
Net income	$232,512	$201,399	$226,625
Allocated goodwill	$530,144	$530,144	$528,832

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Net interest income	$295,297	$301,563	$322,020
Net intersegment interest income (expense)	54,203	93,331	76,876
Segment net interest income	349,500	394,894	398,896
Noninterest income	185,737	223,712	212,711
Total revenue	535,237	618,606	611,607
Provision for credit losses	21,862	18,594	18,500
Noninterest expense	429,447	467,086	463,187
Income (loss) before income taxes	83,928	132,925	129,920
Income tax expense (benefit)	17,625	27,914	27,283
Net income	$66,303	$105,011	$102,637
Allocated goodwill	$579,156	$646,086	$640,191

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Net interest income	$72,525	$86,132	$99,320
Net intersegment interest income (expense)	(64,603)	(41,130)	(43,357)
Segment net interest income	7,922	45,001	55,963
Noninterest income(a)	178,862	21,015	10,785
Total revenue	186,784	66,017	66,748
Provision for credit losses	92,365	(51,935)	(60,734)
Noninterest expense(b)	137,080	93,247	125,410
Income (loss) before income taxes	(42,661)	24,705	2,073
Income tax expense (benefit)(c)	(50,618)	4,325	(2,228)
Net income	$7,957	$20,379	$4,301
Allocated goodwill	$—	$—	$—

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Net interest income	$762,957	$835,674	$879,580
Net intersegment interest income (expense)	—	—	—
Segment net interest income	762,957	835,674	879,580
Noninterest income(a)	514,056	380,824	355,568
Total revenue	1,277,012	1,216,498	1,235,148
Provision for credit losses	174,006	16,000	—
Noninterest expense(b)	776,034	793,988	821,799
Income (loss) before income taxes	326,972	406,509	413,349
Income tax expense (benefit)(c)	20,200	79,720	79,786
Net income	$306,771	$326,790	$333,562
Allocated goodwill	$1,109,300	$1,176,230	$1,169,023
(a) For the year ended December 31, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC. 2019 includes less than $1 million of Huntington related asset losses and 2018 includes approximately $2 million of Bank Mutual acquisition related asset losses net of asset gains.
(b) For the year ended December 31, 2020, 2019, 2018 and the Risk Management and Shared Services segment includes approximately $2 million, $7 million, and $29 million of acquisition related costs, respectively.
(c) The Corporation has recognized $63 million in tax benefits for the year ended December 31, 2020.

Note 23 Revenue from Contracts with Customers

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Wealth management fees(a)	$83,570	$80,719	$79,685
Service charges and deposit account fees	16,903	13,342	15,424
Card-based fees(b)	1,534	1,827	1,796
Insurance commissions and fees	208	364	349
Other revenue	3,462	1,647	997
Noninterest Income (in-scope of Topic 606)	$105,678	$97,899	$98,251
Noninterest Income (out-of-scope of Topic 606)	43,778	38,198	33,820
Total Noninterest Income	$149,456	$136,097	$132,071

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Wealth management fees(a)	$1,387	$2,838	$2,655
Service charges and deposit account fees	39,371	49,744	50,582
Card-based fees(b)	36,937	37,895	37,977
Insurance commissions and fees	45,027	88,727	89,123
Other revenue	19,053	9,462	9,887
Noninterest Income (in-scope of Topic 606)	$141,775	$188,666	$190,225
Noninterest Income (out-of-scope of Topic 606)	43,962	35,046	22,486
Total Noninterest Income	$185,737	$223,712	$212,711

	Risk Management and Share Services
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Wealth management fees(a)	$—	$(90)	$222
Service charges and deposit account fees	33	49	69
Card-based fees(b)	134	190	37
Insurance commissions and fees	10	13	39
Other revenue	(1,552)	1,370	1,242
Noninterest Income (in-scope of Topic 606)	$(1,375)	$1,532	$1,609
Noninterest Income (out-of-scope of Topic 606)(c)	180,237	19,483	9,176
Total Noninterest Income	$178,862	$21,015	$10,785

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2020	2019	2018
Wealth management fees(a)	$84,957	$83,467	$82,562
Service charges and deposit account fees	56,307	63,135	66,075
Card-based fees(b)	38,605	39,912	39,810
Insurance commissions and fees	45,245	89,104	89,511
Other revenue	20,963	12,629	12,126
Noninterest Income (in-scope of Topic 606)	$246,077	$288,247	$290,084
Noninterest Income (out-of-scope of Topic 606)(c)	267,979	92,577	65,484
Total Noninterest Income	$514,056	$380,824	$355,568
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Certain card-based fees are out-of-scope of Topic 606.
(c) The year ended December 31, 2020 includes a gain of $163 million from the sale of ABRC.
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
Note 24 Recent Developments
On January 5, 2021, Associated entered into an agreement to sell its wealth management subsidiary Whitnell to Rockefeller and form a strategic partnership with Rockefeller. At January 31, 2021, Whitnell had over $1.5 billion in assets under management, assets under advisement, and assets reported on and approximately 25 employees. The transaction is expected to close during March 2021.
On January 21, 2021, the Corporation announced that President and CEO Philip B. Flynn had informed the Board of Directors of his plans to retire at the end of 2021. The Board has commenced a search for a permanent successor under the oversight of the Succession Planning Committee of the Board and with the assistance of Diversified Search Group. Mr. Flynn will continue as President and CEO until a successor is in place, at which time he will step down from both roles and from the Board of Directors. Mr. Flynn will continue to be available to the new CEO in an advisory capacity and as an ambassador for the Bank.
In the first quarter of 2021, the Corporation resumed its share repurchase program which had been suspended in March 2020 due to the economic fallout of the COVID-19 pandemic.
On February 2, 2021, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, payable on March 15, 2021 to shareholders of record at the close of business on March 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated's 6.125% Series C Perpetual Preferred Stock, payable on March 15, 2021 to shareholders of record at the close of business on March 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on March 15, 2021 to shareholders of record at the close of business on March 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 15, 2021 to shareholders of record at the close of business on March 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on March 15, 2021 to shareholders of record at the close of business on March 1, 2021.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2021 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, *Financial Instruments – Credit Losses.*

Basis for Opinion

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

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Assessment of the allowance for credit losses related to loans, excluding individually analyzed loans

As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2016-13, *Financial Instruments – Credit Losses* (ASC Topic 326), as of January 1, 2020. The total allowance for credit losses as of January 1, 2020 was $354.4 million, of which $295.0 million related to the allowance for credit losses on loans excluding loans individually analyzed (the January 1, 2020 collective ACLL). As discussed in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for credit losses related to loans, excluding loans individually analyzed, is comprised of the allowance for loan losses and the allowance for unfunded commitments (collective ACLL) and was $351.7 million of a total allowance for credit losses of $431.5 million as of December 31, 2020 (the December 31, 2020 collective ACLL). The allowance for unfunded commitments leverages the same methodology utilized for the allowance for loan losses. The level of the January 1, 2020 collective ACLL and the December 31, 2020 collective ACLL represent management's estimate of an amount appropriate to provide for expected lifetime credit losses. The expected lifetime credit losses are the product of multiplying the Company's estimates of probability of default (PD), loss given default (LGD), and the individual loan level exposure at default (EAD) on an undiscounted basis. The Company estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of the loans. The Company uses PD and LGD models, which are based on loan grades for commercial loans and credit reports for consumer loans and are applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial and property types in Commercial Real Estate for commercial loans and loan types for consumer loans, and incorporate a single economic forecast scenario over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis over one year to its historical loss rates for the remaining life of the loans. A portion of the January 1, 2020 collective ACLL and of the December 31, 2020 collective ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.

We identified the assessment of the January 1, 2020 collective ACLL and the December 31, 2020 collective ACLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the January 1, 2020 collective ACLL and the December 31, 2020 collective ACLL. Specifically, the assessment encompassed the evaluation of the January 1, 2020 collective ACLL methodology and the December 31, 2020 collective ACLL methodology, including the methods and models used to estimate (1) PD and LGD and their significant assumptions, including the loan grades for commercial loans, credit reports for consumer loans, historical loan losses and delinquency experience, the economic forecast scenario, and how loans with similar risk characteristics are segmented, (2) the method used to calculate the prepayment assumptions, (3) the determination of the reasonable and supportable forecast period and reversion to historical losses and (4) the adjustments for qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and of the mathematical accuracy of certain January 1, 2020 collective ACLL and December 31, 2020 collective ACLL calculations.

2

KPMG

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to measurement of the collective ACLL estimates, including controls over the:

- development and approval of the collective ACLL methodology
- development of the PD and LGD models
- identification and determination of the significant assumptions used in the PD and LGD models, including the loan grades for commercial loans, credit reports for consumer loans, historical loan losses and delinquency experience, and how loans with similar risk characteristics are segmented
- identification and determination of the prepayment assumptions used in the collective ACLL methodology
- development of the qualitative factors
- performance monitoring of the PD and LGD models for the December 31, 2020 collective ACLL
- analysis of the collective ACLL results, trends and ratios
- calculation of the collective ACLL.

We evaluated the Company's process to develop the January 1, 2020 collective ACLL and the December 31, 2020 collective ACLL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of certain calculations of the January 1, 2020 collective ACLL and of the December 31, 2020 collective ACLL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

- evaluating the Company's collective ACLL methodology for compliance with U.S. generally accepted accounting principles
- evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
- evaluating the conceptual soundness of the methodology used to develop the key assumptions for the PD and LGD models including loan grades for commercial loans, credit reports for consumer loans, and the historical loan losses and delinquency experience by inspecting the model documentation to determine whether the models are suitable for their intended use
- evaluating the appropriateness of the model methodology utilized to incorporate a reasonable and supportable forecast period and reversion to historical loss rates by inspecting the model documentation and by comparing it to relevant industry practices
- evaluating the methodology used to develop the economic forecast scenario through comparison to publicly available forecasts
- determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company's business environment and relevant industry practices
- evaluating the methodology used to develop the adjustments for qualitative factors and the effect of those factors on the collective ACLL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models
- evaluating individual loan grades for a selection of commercial loan relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral values.

3

Valuation of goodwill

As discussed in Notes 1, 5 and 21 to the consolidated financial statements, the goodwill balance as of December 31, 2020 was $1.1 billion, of which $530 million related to the Corporate and Commercial Specialty reportable segment and $579 million related to the Community, Consumer, and Business reportable segment (the reporting units). The Company performs goodwill impairment testing on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This impairment testing involves estimating the fair value of the reporting units using a combination of discounted cash flow and market-based approaches. Depending on the specific approach, significant assumptions include the discount rate used for cash flows, long-term growth rate, forecasted cash flow projections, and control premium and multiples.

We identified the valuation of goodwill as a critical audit matter. The estimated fair value of the reporting units involved significant measurement uncertainty and required a high degree of subjective auditor judgment. The discount rate used for cash flows, the long-term growth rate and the forecasted cash flow projections used in the discounted cash flow method, and the control premium and multiples used in the market-based approach used to estimate the fair value of the reporting units were challenging to test as they represented subjective determinations of market and economic conditions that were sensitive to variations and minor changes to those assumptions could have a significant effect on the Company's assessment of the value of the goodwill for the reporting units. Additionally, the audit effort associated with this fair value estimate required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the determination of the estimated fair value of the reporting units, including controls over the:

- development of the discount rate used for cash flows, the long-term growth rate and the forecasted cash flow projections used in the discounted cash flow method, and the control premiums and multiples used in the market-based approach
- development of the overall fair value methodology.

We evaluated the forecasted cash flow projections used in the discounted cash flow method by comparing the assumptions used by management to the Company's historical information and historical trends. Additionally, we involved valuation professionals with specialized skills and knowledge, who assisted in:

- evaluating the discount rate used for cash flows, by comparing it against discount rate ranges that were independently developed using publicly available market data for comparable companies
- evaluating the long-term growth rate used in the discounted cash flow method, by comparing it to economic and industry growth trends
- evaluating the multiples used in the market-based approach by comparing these assumptions to observed trading multiples for comparable entities

4

KPMG

- evaluating the control premium applied in the market-based approach by comparing it to market data of premiums paid to acquire a controlling interest in banking institutions.

KPMG LLP

We have served as the Company's auditor since 1983.

Chicago, Illinois
February 9, 2021

5

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
As of December 31, 2020, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2020. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
Management of Associated Banc-Corp is responsible for establishing and maintaining adequate internal control over financial reporting. The Corporation’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.
As of December 31, 2020, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2020, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2020, is included below under the heading Report of Independent Registered Public Accounting Firm.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on Internal Control Over Financial Reporting

We have audited Associated Banc-Corp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 9, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP

Chicago, Illinois
February 9, 2021

2

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information in the Corporation’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors and Information About the Board of Directors; and information concerning Section 16(a) compliance under the caption Delinquent Section 16(a) Reports is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information as of December 31, 2020 about shares of Common Stock outstanding and available for issuance under Associated’s existing equity compensation plans.
Equity Compensation Plan Information

December 31, 2020	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	6,473,397	$19.77	14,426,779
Equity compensation plans not approved by security holders	—	—	—
Total	6,473,397	$19.77	14,426,779

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the Corporation’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions, and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information in the Corporation’s definitive Proxy Statement, prepared for the 2021 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2020 and 2019
Consolidated Statements of Income — For the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2020, 2019, and 2018
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2020, 2019, and 2018
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(2)	Membership Interest Purchase Agreement, dated May 4, 2020, by and between Associated Bank, N.A. and USI Insurance Services LLC	Exhibit (2) to Report on Form 10-Q filed on May 11, 2020

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015	Exhibit (3.1) to Report on Form 8-K filed on June 8, 2015

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(d)	Articles of Correction filed with the Wisconsin Department of Financial Institutions on June 14, 2016	Exhibit (3) to Report on Form 10-Q filed on July 28, 2016

(3)(e)	Certificate Related to Series A Preferred Stock dated August 15, 2016	Exhibit (3.1) to Report on Form 8-K filed on August 16, 2016

(3)(f)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, dated September 12, 2016	Exhibit (3.1, 4.1) to Report on Form 8-K filed on September 15, 2016

(3)(g)	Amended and Restated Bylaws of Associated Banc-Corp	Exhibit (3.1) to Report on Form 8-K filed on May 1, 2019

(3)(h)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, dated September 21, 2018	Exhibit (3.1,4.1) to Report on Form 8-K filed on September 26, 2018

(3)(i)	Certificate relating to the Series B Preferred Stock dated October 23, 2018	Exhibit 3.1 to Report on Form 8-K filed on October 26, 2018

(3)(j)	Text of Amendments to the Amended and Restated Bylaws of Associated Banc-Corp	Exhibit (3) to Report on Form 8-K filed on February 5, 2021

(3)(l)	Amended and Restated Bylaws of Associated Banc-Corp, as amended through February 2, 2021 (complete version)	Filed herewith

(3)(m)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, dated June 10, 2020	Exhibit (3.1,4.1) to Report on Form 8-K filed on June 15, 2020

(4)(a)	Instruments Defining the Rights of Security Holders, Including Indentures

Exhibit Number	Description
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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(f)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(g)	Deposit Agreement, dated June 8, 2015, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on June 8, 2015

(4)(h)	Deposit Agreement, dated September 15, 2016, among Associated Banc-Corp, Wells Fargo Bank, N.A., and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 15, 2016

(4)(i)	Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

(4)(j)	Description of Associated Banc-Corp’s Securities	Filed herewith

(4)(k)	Deposit Agreement, dated June 15, 2020, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts, and form of Depositary Receipts	Exhibit 4.2 to Report on Form 8-K filed on June 15, 2020

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Separation and General Release Letter between Associated Banc-Corp and Christopher Piotrowski, dated January 22, 2020	Exhibit (10) to Report on Form 10-Q filed on May 11, 2020

*(10)(e)	Associated Banc-Corp 2020 Incentive Compensation Plan	Appendix A to the Proxy Statement on Schedule 14A filed on March 13, 2020, as supplemented, in connection with the 2020 Annual Meeting of Shareholders of Associated Banc-Corp

*(10)(f)	Retirement Agreement, dated as of January 19, 2021, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit 10.1 to Report on Form 8-K filed January 21, 2021

Exhibit Number	Description

*(10)(g)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(h)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Exhibit (10)(e) to Report on Form 10-K filed on February 19, 2019

*(10)(i)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 16, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(j)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(k)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(l)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(m)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(n)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(o)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(p)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(q)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(r)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(s)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(t)	Form of 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(u)	Form of Amendment to 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on July 28, 2017

*(10)(v)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(w)	Form of Associated Banc-Corp 2017 Incentive Compensation Plan Restricted Stock Agreement	Exhibit 10.1 to Report on Form 10-Q filed July 26, 2018

(18)	Preferability Letter from KPMG regarding a change in accounting method dated October 31, 2019	Exhibit 18 to Form 10-Q filed on October 31, 2019

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Philip B. Flynn, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith
(104)	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: February 9, 2021	By:	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip B. Flynn	President and Chief Executive Officer (Principal Executive Officer)	February 9, 2021
Philip B. Flynn

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer (Principal Financial Officer)	February 9, 2021
Christopher J. Del Moral-Niles

/s/ Tammy C. Stadler	Principal Accounting Officer	February 9, 2021
Tammy C. Stadler
Directors: John F. Bergstrom, Michael T. Crowley Jr., Philip B. Flynn, R. Jay Gerken, Judith P. Greffin, Michael J. Haddad, William R. Hutchinson, Robert A. Jeffe, Eileen A. Kamerick, Gale E. Klappa, Richard T. Lommen, Cory L. Nettles, Karen T. van Lith and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.