Form 10-Q
period 2021-03-31
ASSOCIATED BANC-CORP
filed 2021-04-27
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2021

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 23, 2021 was 152,808,020.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABRC	Associated Benefits & Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MSRs	Mortgage Servicing Rights

MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
TDR	Troubled Debt Restructuring
USI	USI Insurance Services LLC
Whitnell	Whitnell & Co.
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$356,285	$416,154
Interest-bearing deposits in other financial institutions	1,590,494	298,759
Federal funds sold and securities purchased under agreements to resell	—	1,135
Investment securities AFS, at fair value	3,356,949	3,085,441
Investment securities HTM, net, at amortized cost	1,857,087	1,878,938
Equity securities	15,673	15,106
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	168,281	168,280
Residential loans held for sale	153,151	129,158
Loans	24,162,328	24,451,724
Allowance for loan losses	(352,938)	(383,702)
Loans, net	23,809,389	24,068,022
Tax credit and other investments	303,701	297,232
Premises and equipment, net	398,671	418,914
Bank and corporate owned life insurance	680,831	679,647
Goodwill	1,104,992	1,109,300
Other intangible assets, net	64,701	68,254
Mortgage servicing rights, net	49,500	41,961
Interest receivable	86,466	90,263
Other assets	579,084	653,219
Total assets	$34,575,255	$33,419,783
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$8,496,194	$7,661,728
Interest-bearing deposits	19,180,972	18,820,753
Total deposits	27,677,166	26,482,481
Federal funds purchased and securities sold under agreements to repurchase	138,507	192,971
Commercial paper	51,171	59,346
FHLB advances	1,629,966	1,632,723
Other long-term funding	549,729	549,465
Allowance for unfunded commitments	50,776	47,776
Accrued expenses and other liabilities	350,160	364,088
Total liabilities	30,447,474	29,328,850
Stockholders’ Equity
Preferred equity	353,512	353,512
Common equity
Common stock	1,752	1,752
Surplus	1,706,786	1,720,329
Retained earnings	2,520,144	2,458,920
Accumulated other comprehensive income (loss)	(4,193)	12,618
Treasury stock, at cost	(450,222)	(456,198)
Total common equity	3,774,268	3,737,421
Total stockholders’ equity	4,127,780	4,090,933
Total liabilities and stockholders’ equity	$34,575,255	$33,419,783
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	364,458	364,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	153,684,904	153,540,224
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(In Thousands, except per share data)	2021	2020
Interest income
Interest and fees on loans	$174,049	$224,786
Interest and dividends on investment securities
Taxable	7,014	20,272
Tax-exempt	14,162	14,882
Other interest	1,694	3,304
Total interest income	196,920	263,244
Interest expense
Interest on deposits	5,909	36,666
Interest on federal funds purchased and securities sold under agreements to repurchase	26	368
Interest on other short-term funding	6	36
Interest on FHLB advances	9,493	17,626
Interest on long-term funding	5,585	5,607
Total interest expense	21,018	60,303
Net interest income	175,902	202,942
Provision for credit losses	(23,004)	53,001
Net interest income after provision for credit losses	198,906	149,941
Noninterest income
Wealth management fees	22,414	20,816
Service charges and deposit account fees	14,855	15,222
Card-based fees	9,743	9,597
Other fee-based revenue	4,596	4,497
Capital markets, net	8,118	7,935
Mortgage banking, net	23,925	6,143
Bank and corporate owned life insurance	2,702	3,094
Insurance commissions and fess	76	22,608
Asset gains (losses), net	4,809	(77)
Investment securities gains (losses), net	(39)	6,118
Gains on sale of branches, net(a)	1,002	—
Other	3,141	2,352
Total noninterest income	95,343	98,306
Noninterest expense
Personnel	104,026	114,200
Technology	20,740	20,799
Occupancy	16,156	16,069
Business development and advertising	4,395	5,826
Equipment	5,518	5,439
Legal and professional	6,530	5,160
Loan and foreclosure costs	2,220	3,120
FDIC assessment	4,750	5,500
Other intangible amortization	2,236	2,814
Other	8,775	13,263
Total noninterest expense	175,347	192,191
Income (loss) before income taxes	118,903	56,056
Income tax expense (benefit)	24,602	10,219
Net income	94,301	45,838
Preferred stock dividends	5,207	3,801
Net income available to common equity	$89,094	$42,037
Earnings per common share
Basic	$0.58	$0.27
Diluted	$0.58	$0.27
Average common shares outstanding
Basic	152,355	154,701
Diluted	153,688	155,619
Numbers may not sum due to rounding.
(a) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
($ in Thousands)	2021	2020
Net income	$94,301	$45,838
Other comprehensive income (loss), net of tax
Investment securities AFS
Net unrealized gains (losses)	(23,979)	26,419
Amortization of net unrealized (gains) losses on AFS securities transferred to HTM securities	518	556
Reclassification adjustment for net losses (gains) realized in net income	39	(6,118)
Income tax (expense) benefit	5,851	(5,225)
Other comprehensive income (loss) on investment securities AFS	(17,571)	15,632
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(37)	(38)
Amortization of actuarial loss (gain)	1,050	808
Income tax (expense) benefit	(253)	(193)
Other comprehensive income (loss) on pension and postretirement obligations	760	577
Total other comprehensive income (loss)	(16,811)	16,209
Comprehensive income	$77,490	$62,046
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	$353,512	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income
Net income	—	—	—	94,301	—	—	94,301
Other comprehensive income (loss)	—	—	—	—	(16,811)	—	(16,811)
Comprehensive income							77,490
Common stock issued
Stock-based compensation plans, net	—	—	(16,986)	—	—	27,542	10,556
Purchase of treasury stock, open market purchases	—	—	—	—	—	(17,973)	(17,973)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(3,593)	(3,593)
Cash dividends
Common stock, $0.18 per share	—	—	—	(27,870)	—	—	(27,870)
Preferred stock(a)	—	—	—	(5,207)	—	—	(5,207)
Stock-based compensation expense, net	—	—	3,444	—	—	—	3,444
Balance, March 31, 2021	$353,512	$1,752	$1,706,786	$2,520,144	$(4,193)	$(450,222)	$4,127,780

Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	$256,716	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	(98,337)	—	—	(98,337)
Total shareholder's equity at beginning of period, as adjusted	256,716	1,752	1,716,431	2,282,530	(33,183)	(400,460)	3,823,787
Comprehensive income
Net income	—	—	—	45,838	—	—	45,838
Other comprehensive income (loss)	—	—	—	—	16,209	—	16,209
Comprehensive income							62,046
Common stock issued
Stock-based compensation plans, net	—	—	(20,659)	—	—	23,555	2,896
Purchase of treasury stock, open market purchases	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,555)	(5,555)
Cash dividends
Common stock, $0.18 per share	—	—	—	(28,392)	—	—	(28,392)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	10,744	—	—	—	10,744
Balance, March 31, 2020	$256,716	$1,752	$1,706,516	$2,296,176	$(16,974)	$(453,714)	$3,790,471

Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
($ in Thousands)	2021	2020
Cash Flow From Operating Activities
Net income	$94,301	$45,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	(23,004)	53,001
Depreciation and amortization	12,038	14,971
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(10,578)	9,098
Amortization of mortgage servicing rights	6,388	3,635
Amortization of other intangible assets	2,236	2,814
Amortization and accretion on earning assets, funding, and other, net	7,941	5,728
Net amortization of tax credit investments	8,301	6,486
Losses (gains) on sales of investment securities, net	39	(6,118)
Asset (gains) losses, net	(4,809)	77
(Gains) losses on sale of branch, net	(1,002)	—
(Gain) loss on mortgage banking activities, net	(10,326)	(14,274)
Mortgage loans originated and acquired for sale	(412,645)	(310,254)
Proceeds from sales of mortgage loans held for sale	400,135	297,265
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	3,797	(1,181)
Increase (decrease) in interest payable	(8,694)	(6,511)
Increase (decrease) in expense payable	(12,818)	(61,924)
(Increase) decrease in net derivative position	69,829	(77,369)
Increase (decrease) in unsettled trades	3,000	—
(Increase) decrease in net income tax position	10,627	(23,556)
Net change in other assets and other liabilities	23,012	42,192
Net cash provided by (used in) operating activities	157,768	(20,083)
Cash Flow From Investing Activities
Net decrease (increase) in loans	274,733	(1,395,767)
Purchases of
AFS securities	(809,140)	(93,487)
HTM securities	(37,215)	(29,463)
Federal Home Loan Bank and Federal Reserve Bank stocks	(1)	(49,794)
Premises, equipment, and software, net of disposals	(6,477)	(11,045)
Other intangibles	—	(200)
Proceeds from
Sales of AFS securities	51,295	365,239
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	—	55,000
Prepayments, calls, and maturities of AFS investment securities	419,235	186,496
Prepayments, calls, and maturities of HTM investment securities	97,196	84,360
Sales, prepayments, calls, and maturities of other assets	8,525	10,482
Net cash received in Whitnell sale	2,484	—
Net change in tax credit and alternative investments	(12,990)	(17,877)
Net cash (paid) received in acquisition	—	(31,452)
Net cash provided by (used in) investing activities	(12,354)	(927,507)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	1,225,867	1,443,965
Net decrease in deposits due to branch sales	(31,083)	—
Net increase (decrease) in short-term funding	(62,639)	(324,317)
Net increase (decrease) in short-term FHLB advances	—	30,000
Repayment of long-term FHLB advances	(2,954)	(5,464)
Proceeds from long-term FHLB advances	251	—
(Repayment) proceeds of finance lease principal	(37)	1
Proceeds from issuance of common stock for stock-based compensation plans	10,556	2,896
Purchase of treasury stock, open market purchases	(17,973)	(71,255)
Purchase of treasury stock, stock-based compensation plans	(3,593)	(5,555)
Cash dividends on common stock	(27,870)	(28,392)
Cash dividends on preferred stock	(5,207)	(3,801)
Net cash provided by (used in) financing activities	1,085,319	1,038,079
Net increase (decrease) in cash and cash equivalents	1,230,732	90,488
Cash and cash equivalents at beginning of period	716,048	588,744
Cash and cash equivalents at end of period(a)	$1,946,780	$679,232
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
($ in Thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$29,258	$66,316
Cash paid for (received from) income and franchise taxes	(114)	1,373
Loans and bank premises transferred to OREO	15,426	3,374
Capitalized mortgage servicing rights	3,348	3,716
Loans transferred into held for sale from portfolio, net	5,582	205,065
Unsettled trades to purchase securities	3,000	—
Acquisition
Fair value of assets acquired, including cash and cash equivalents	—	457,448
Fair value ascribed to goodwill and intangible assets	—	22,538
Fair value of liabilities assumed	—	479,985

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2020 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim financial statements.
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
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation did not have any acquisitions during the first quarter of 2021.
2020
First Staunton Acquisition
On February 14, 2020, the Corporation completed its acquisition of First Staunton. The purchase price was based on an assumed 4% deposit premium at announcement. The conversion of the branches was completed simultaneously with the close of the transaction, expanding the Bank's presence into nine new Metro-East St. Louis communities. As a result of the acquisition and other consolidations, a net of seven branch locations were added.
The Corporation recorded approximately $15 million in goodwill related to the First Staunton acquisition. Goodwill created by the acquisition is not tax deductible. See Note 8 for additional information on goodwill, as well as the carrying amount and amortization of CDI assets related to the First Staunton acquisition.

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

Dispositions:
2021
On March 1, 2021, the Corporation closed on the sale of its wealth management subsidiary Whitnell to Rockefeller for a purchase price of $8 million. Associated reported a first quarter 2021 pre-tax gain of approximately $2 million, included in asset gains (losses), net on the consolidated statements of income, in conjunction with the sale.
On February 26, 2021, the Bank completed the sale of one branch located in Monroe, Wisconsin to Summit Credit Union. Under the terms of the transaction, Associated Bank sold $31 million in total deposits and no loans. Associated Bank received an approximately 4% purchase premium on deposits transferred.
2020
On June 30, 2020, the Corporation completed the sale of ABRC to USI for $266 million in cash. Associated recorded a second quarter 2020 pre-tax book gain of approximately $163 million in conjunction with the sale.
On December 11, 2020, the Bank completed the sale of five branches in Peoria, Illinois to Morton Community Bank. Under the terms of the transaction, the Bank sold $180 million in total deposits and no loans. Associated Bank received a 4% purchase premium on deposits transferred. With the sale of these branches, the Bank exited the Peoria market.
On December 11, 2020, the Bank completed the sale of two branches in southwest Wisconsin to Royal Bank. Under the terms of the transaction, Associated Bank sold $53 million in total deposits and no loans. Associated Bank received a 4% purchase premium on deposits transferred in the Prairie du Chien and Richland Center branches.
Note 3 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2020 Annual Report on Form 10-K. There have been no changes to the Corporation's significant accounting policies since December 31, 2020.
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes	The FASB issued this amendment to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendment also improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments in this Update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendment was permitted.	1st Quarter 2021	Adoption of this amendment did not have a material impact on the Corporation's results of operation, financial position or liquidity.
ASU 2020-08 Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs	The FASB issued this amendment to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. The amendments in this Update were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption of the amendments was not permitted.	1st Quarter 2021	Adoption of this amendment did not have a material impact on the Corporation's results of operation, financial position or liquidity.
Future Accounting Pronouncements
There are no accounting pronouncements recently issued or proposed that have not yet been adopted by the Corporation.

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

	Three Months Ended March 31,
(In Thousands, except per share data)	2021	2020
Net income	$94,301	$45,838
Preferred stock dividends	(5,207)	(3,801)
Net income available to common equity	$89,094	$42,037
Common shareholder dividends	(27,661)	(28,264)
Unvested share-based payment awards	(209)	(128)
Undistributed earnings	$61,224	$13,645
Undistributed earnings allocated to common shareholders	$60,836	$13,555
Undistributed earnings allocated to unvested share-based payment awards	387	90
Undistributed earnings	$61,224	$13,645
Basic
Distributed earnings to common shareholders	$27,661	$28,264
Undistributed earnings allocated to common shareholders	60,836	13,555
Total common shareholders earnings, basic	$88,497	$41,819
Diluted
Distributed earnings to common shareholders	$27,661	$28,264
Undistributed earnings allocated to common shareholders	60,836	13,555
Total common shareholders earnings, diluted	$88,497	$41,819
Weighted average common shares outstanding	152,355	154,701
Effect of dilutive common stock awards	1,333	918
Diluted weighted average common shares outstanding	153,688	155,619
Basic earnings per common share	$0.58	$0.27
Diluted earnings per common share	$0.58	$0.27
Non-dilutive common stock options of approximately 3 million and 4 million for the three months ended March 31, 2021 and 2020, respectively, were excluded from the earnings per common share calculation.
Note 5 Stock-Based Compensation
The fair values of stock options and restricted stock awards (including restricted stock units) are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2017 Incentive Compensation Plan and the 2020 Incentive Compensation Plan, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
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

The Corporation did not grant stock options in the first three months of 2021. The following assumptions were used in estimating the fair value for options granted for the full year 2020:

2020
Dividend yield	3.50%
Risk-free interest rate	1.60%
Weighted average expected volatility	21.00%
Weighted average expected life	5.75 years
Weighted average per share fair value of options	$2.39
A summary of the Corporation’s stock option activity for the three months ended March 31, 2021 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	6,473	$19.77	6.23 years	$2,005
Exercised	615	15.96
Forfeited or expired	35	20.99
Outstanding at March 31, 2021	5,823	$20.17	6.21 years	$13,099
Options Exercisable at March 31, 2021	4,240	$20.19	5.39 years	$10,154
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2021, the intrinsic value of stock options exercised was $3 million compared to less than $1 million for the three months ended March 31, 2020. The total fair value of stock options vested was $3 million for both the three months ended March 31, 2021 and 2020.
The Corporation recognized compensation expense for the vesting of stock options of $403 thousand for the three months ended March 31, 2021, compared to $2 million for the three months ended March 31, 2020. Included in compensation expense for 2021 was no expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At March 31, 2021, the Corporation had approximately $2 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
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

The following table summarizes information about the Corporation’s restricted stock awards activity for the three months ended March 31, 2021:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,293	$20.70
Granted	771	19.59
Vested	571	21.69
Forfeited	28	24.13
Outstanding at March 31, 2021	2,466	$19.72
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2020 and 2021 will vest ratably over a period of three years. Service-based restricted stock awards granted during 2020 and 2021 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $3 million was recorded for the three months ended March 31, 2021 and $9 million was recorded for the three months ended March 31, 2020. Included in compensation expense for the first three months of 2021 was approximately $1 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $24 million of unrecognized compensation costs related to restricted stock awards at March 31, 2021 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2025.

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

Note 6 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of securities AFS and HTM at March 31, 2021 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$54,237	$—	$(544)	$53,693
Agency securities	15,000	—	(96)	14,904
Obligations of state and political subdivisions (municipal securities)	411,964	21,218	—	433,182
Residential mortgage-related securities
FNMA / FHLMC	1,910,644	5,956	(5,647)	1,910,954
GNMA	119,913	3,451	—	123,365
Commercial mortgage-related securities
FNMA / FHLMC	93,902	2,330	(1,883)	94,349
GNMA	381,158	8,254	—	389,411
Asset backed securities
FFELP	325,812	1,675	(1,554)	325,933
SBA	8,216	—	(57)	8,160
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,323,846	$42,885	$(9,782)	$3,356,949
Investment securities HTM
U. S. Treasury securities	$1,000	$20	$—	$1,019
Obligations of state and political subdivisions (municipal securities)	1,455,462	106,933	(994)	1,561,401
Residential mortgage-related securities
FNMA / FHLMC	47,480	2,471	—	49,951
GNMA	87,717	3,353	—	91,070
Commercial mortgage-related securities
FNMA/FHLMC	63,844	157	(2,138)	61,863
GNMA	201,648	5,611	(21)	207,238
Total investment securities HTM	$1,857,150	$118,544	$(3,154)	$1,972,541

The amortized cost and fair values of securities AFS and HTM at December 31, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$26,436	$95	$—	$26,531
Agency securities	24,985	53	—	25,038
Obligations of state and political subdivisions (municipal securities)	425,057	25,605	—	450,662
Residential mortgage-related securities
FNMA / FHLMC	1,448,806	12,935	(500)	1,461,241
GNMA	231,364	4,176	(3)	235,537
Commercial mortgage-related securities
FNMA / FHLMC	19,654	3,250	—	22,904
GNMA	511,429	13,327	—	524,756
Asset backed securities
FFELP	329,030	1,172	(3,013)	327,189
SBA	8,637	—	(53)	8,584
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,028,399	$60,612	$(3,570)	$3,085,441
Investment securities HTM
U. S. Treasury securities	$999	$25	$—	$1,024
Obligations of state and political subdivisions (municipal securities)	1,441,900	133,544	—	1,575,445
Residential mortgage-related securities
FNMA / FHLMC	54,599	2,891	—	57,490
GNMA	114,553	4,260	—	118,813
Commercial mortgage-related securities
FNMA / FHLMC	11,211	—	—	11,211
GNMA	255,742	9,218	—	264,960
Total investment securities HTM	$1,879,005	$149,938	$—	$2,028,943
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities AFS and HTM at March 31, 2021, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,575	$9,588	$35,299	$35,587
Due after one year through five years	79,504	79,813	47,810	49,383
Due after five years through ten years	357,498	373,906	179,382	188,263
Due after ten years	37,624	41,472	1,193,970	1,289,186
Total debt securities	484,201	504,778	1,456,461	1,562,420
Residential mortgage-related securities
FNMA / FHLMC	1,910,644	1,910,954	47,480	49,951
GNMA	119,913	123,365	87,717	91,070
Commercial mortgage-related securities
FNMA / FHLMC	93,902	94,349	63,844	61,863
GNMA	381,158	389,411	201,648	207,238
Asset backed securities
FFELP	325,812	325,933	—	—
SBA	8,216	8,160	—	—
Total investment securities	$3,323,846	$3,356,949	$1,857,150	$1,972,541
Ratio of fair value to amortized cost		101.0%		106.2%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at March 31, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	582,675	860,882	11,711	193	1,455,462
Residential mortgage-related securities
FNMA / FHLMC	47,480	—	—	—	47,480
GNMA	87,717	—	—	—	87,717
Commercial mortgage-related securities
FNMA / FHLMC	63,844	—	—	—	63,844
GNMA	201,648	—	—	—	201,648
Total HTM securities	$984,363	$860,882	$11,711	$193	$1,857,150
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2020:

($ in Thousands)	AAA	AA	A	Total
U. S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	567,252	860,607	14,041	1,441,900
Residential mortgage-related securities
FNMA / FHLMC	54,599	—	—	54,599
GNMA	114,553	—	—	114,553
Commercial mortgage-related securities
FNMA / FHLMC	11,211	—	—	11,211
GNMA	255,742	—	—	255,742
Total HTM securities	$1,004,357	$860,607	$14,041	$1,879,005
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale of investment securities for the three months ended March 31, 2021 and 2020, are shown below:

	Three Months Ended March 31,
($ in Thousands)	2021	2020
Gross gains on AFS securities	$36	$6,198
Gross (losses) on AFS securities	(75)	(80)
Investment securities gains (losses), net	$(39)	$6,118
Proceeds from sales of investment securities	$51,295	$365,239
During the first quarter of 2021, the Corporation sold $51 million of lower yielding U.S. Treasury and Agency securities at a slight loss to take advantage of the steeper yield curve by reinvesting the proceeds into similar but higher yielding, longer duration securities.
During the first quarter of 2020, the Corporation sold $281 million of primarily prepayment sensitive mortgage-related securities at a gain of $6 million. Additionally, in February 2020, the Corporation sold $84 million of certain securities acquired in the First Staunton acquisition that did not fit the parameters of the Corporation's current investment strategy.
Investment securities with a carrying value of approximately $1.5 billion and $1.6 billion at March 31, 2021 and December 31, 2020, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
Accrued interest receivable on HTM securities totaled $12 million and $14 million at March 31, 2021 and December 31, 2020, respectively. Accrued interest receivable on AFS securities totaled $8 million at both March 31, 2021 and December 31, 2020. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both March 31, 2021 and 2020.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both March 31, 2021 and December 31, 2020, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $63,000 at March 31, 2021 and approximately $67,000 at December 31, 2020, attributable entirely to the Corporation's municipal securities, included in investment securities HTM, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of investment securities AFS and HTM, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2021:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	5	$(544)	$53,693	—	$—	$—	$(544)	$53,693
Agency securities	1	(96)	14,904	—	—	—	(96)	14,904
Obligations of state and political subdivisions (municipal securities)	1	—	910	—	—	—	—	910
Residential mortgage-related securities
FNMA / FHLMC	24	(5,647)	756,359	—	—	—	(5,647)	756,359
GNMA	1	—	253	—	—	—	—	253
Commercial mortgage-related securities
FNMA / FHLMC	2	(1,883)	72,435	—	—	—	(1,883)	72,435
GNMA	1	—	78	—	—	—	—	78
Asset backed securities
FFELP	—	—	—	15	(1,554)	141,652	(1,554)	141,652
SBA	—	—	—	14	(57)	7,750	(57)	7,750
Total	35	$(8,171)	$898,632	29	$(1,611)	$149,402	$(9,782)	$1,048,033
Investment securities HTM
Obligations of state and political subdivisions (municipal securities)	33	$(994)	$62,908	—	$—	$—	$(994)	$62,908
Commercial mortgage-related securities
FNMA / FHLMC	6	(2,138)	41,105	—	—	—	(2,138)	41,105
GNMA	2	(21)	22,205	—	—	—	(21)	22,205
Total	41	$(3,154)	$126,218	—	$—	$—	$(3,154)	$126,218
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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at March 31, 2021 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The U.S. Treasury 3 year and 5 year rates increased by 18 bp and 56 bp, respectively, from December 31, 2020. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $82 million at both March 31, 2021 and December 31, 2020. The Corporation had Federal Reserve Bank stock of $87 million at both March 31, 2021 and December 31, 2020. Accrued interest receivable on FHLB stock totaled approximately $944,000 and approximately $972,000 at March 31, 2021 and December 31, 2020, respectively. There was approximately $370,000 of accrued interest receivable on Federal Reserve Bank stock at March 31, 2021 and none at December 31, 2020. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds. At both March 31, 2021 and December 31, 2020, the Corporation had equity securities with readily determinable fair values of $2 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $14 million at March 31, 2021 and $13 million at December 31, 2020.
Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	March 31, 2021	December 31, 2020
PPP	$836,566	$767,757
Commercial and industrial	7,664,501	7,701,422
Commercial real estate — owner occupied	883,237	900,912
Commercial and business lending	9,384,303	9,370,091
Commercial real estate — investor	4,260,706	4,342,584
Real estate construction	1,882,299	1,840,417
Commercial real estate lending	6,143,004	6,183,001
Total commercial	15,527,307	15,553,091
Residential mortgage	7,685,218	7,878,324
Home equity	651,647	707,255
Other consumer	298,156	313,054
Total consumer	8,635,020	8,898,632
Total loans	$24,162,328	$24,451,724

Accrued interest receivable on loans totaled $64 million at March 31, 2021, and $66 million at December 31, 2020, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $98,000 for the three months ended March 31, 2021, and approximately $327,000 for the three months ended March 31, 2020.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at March 31, 2021:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2021	2020	2019	2018	2017	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$281,120	$527,971	$—	$—	$—	$—	$809,091
Special Mention	—	—	1,642	3,434	—	—	—	—	5,076
Potential Problem	—	—	9,450	12,948	—	—	—	—	22,398
PPP	$—	$—	$292,213	$544,353	$—	$—	$—	$—	$836,566
Commercial and industrial:
Risk rating:
Pass	$2,009	$2,170,406	$378,782	$1,303,573	$1,333,680	$1,119,175	$389,390	$694,910	$7,389,917
Special Mention	—	7,298	96	3,805	59,502	48,156	207	185	119,249
Potential Problem	1,800	20,492	4,166	17,407	34,437	37,587	1,761	6,294	122,143
Nonaccrual	—	—	—	6,143	725	16,530	334	9,461	33,192
Commercial and industrial	$3,809	$2,198,196	$383,045	$1,330,929	$1,428,343	$1,221,448	$391,692	$710,849	$7,664,501
Commercial real estate - owner occupied:
Risk rating:
Pass	$11,868	$20,916	$59,551	$174,514	$210,032	$128,471	$81,020	$184,983	$859,487
Special Mention	—	—	—	5,014	2,080	—	424	260	7,777
Potential Problem	—	622	105	3,992	1,066	652	2,035	7,493	15,965
Nonaccrual	—	—	—	—	—	—	—	7	7
Commercial real estate - owner occupied	$11,868	$21,538	$59,656	$183,520	$213,178	$129,123	$83,479	$192,743	$883,237
Commercial and business lending:
Risk rating:
Pass	$13,877	$2,191,322	$719,454	$2,006,059	$1,543,712	$1,247,646	$470,410	$879,893	$9,058,495
Special Mention	—	7,298	1,738	12,253	61,582	48,156	631	444	132,102
Potential Problem	1,800	21,114	13,721	34,347	35,502	38,238	3,796	13,786	160,506
Nonaccrual	—	—	—	6,143	725	16,530	334	9,468	33,200
Commercial and business lending	$15,677	$2,219,734	$734,913	$2,058,802	$1,641,521	$1,350,571	$475,170	$903,592	$9,384,303
Commercial real estate - investor:
Risk rating:
Pass	$—	$153,847	$344,412	$1,106,623	$989,271	$635,944	$208,367	$445,269	$3,883,733
Special Mention	—	—	1,776	83,975	104,806	16,161	8,897	17,121	232,735
Potential Problem	—	802	5,473	52,576	8,952	1,787	2,840	13,321	85,752
Nonaccrual	—	—	—	8,883	15,605	19,522	14,173	302	58,485
Commercial real estate - investor	$—	$154,649	$351,662	$1,252,057	$1,118,634	$673,414	$234,276	$476,014	$4,260,706
Real estate construction:
Risk rating:
Pass	$5,732	$26,865	$125,807	$756,890	$628,967	$228,127	$21,478	$16,815	$1,804,950
Special Mention	—	—	—	529	3,648	58,826	42	—	63,045
Potential Problem	—	—	12	131	13,713	—	—	119	13,977
Nonaccrual	—	—	—	—	—	—	—	327	327
Real estate construction	$5,732	$26,865	$125,819	$757,550	$646,328	$286,953	$21,520	$17,262	$1,882,299
Commercial real estate lending:
Risk rating:
Pass	$5,732	$180,712	$470,219	$1,863,513	$1,618,239	$864,072	$229,845	$462,084	$5,688,683
Special Mention	—	—	1,776	84,504	108,453	74,987	8,939	17,121	295,780
Potential Problem	—	802	5,486	52,708	22,665	1,787	2,840	13,440	99,728
Nonaccrual	—	—	—	8,883	15,605	19,522	14,173	630	58,813
Commercial real estate lending	$5,732	$181,515	$477,481	$2,009,607	$1,764,962	$960,368	$255,796	$493,275	$6,143,004

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2021	2020	2019	2018	2017	Prior	Total
Total commercial:
Risk rating:
Pass	$19,609	$2,372,034	$1,189,673	$3,869,571	$3,161,950	$2,111,718	$700,255	$1,341,977	$14,747,179
Special Mention	—	7,298	3,514	96,757	170,035	123,143	9,569	17,565	427,882
Potential Problem	1,800	21,916	19,207	87,055	58,167	40,026	6,636	27,227	260,234
Nonaccrual	—	—	—	15,026	16,330	36,052	14,507	10,098	92,012
Total commercial	$21,409	$2,401,249	$1,212,394	$4,068,409	$3,406,483	$2,310,939	$730,967	$1,396,867	$15,527,307
Residential mortgage:
Risk rating:
Pass	$—	$—	$449,381	$2,205,662	$1,280,604	$545,743	$881,884	$2,257,349	$7,620,622
Special Mention	—	—	—	121	—	37	133	525	816
Potential Problem	—	—	72	510	561	674	126	582	2,524
Nonaccrual	—	—	—	1,765	3,160	6,431	8,243	41,657	61,256
Residential mortgage	$—	$—	$449,452	$2,208,058	$1,284,324	$552,885	$890,386	$2,300,113	$7,685,218
Home equity:
Risk rating:
Pass	$1,891	$526,777	$71	$2,080	$11,595	$13,535	$10,333	$75,385	$639,776
Special Mention	—	25	—	—	—	60	—	265	350
Potential Problem	—	1,563	—	—	—	20	—	146	1,729
Nonaccrual	262	91	10	786	118	366	413	8,008	9,792
Home equity	$2,153	$528,455	$81	$2,866	$11,713	$13,981	$10,745	$83,805	$651,647
Other consumer:
Risk rating:
Pass	$171	$156,829	$1,908	$8,330	$8,674	$2,974	$1,351	$117,360	$297,427
Special Mention	—	452	—	—	40	—	—	5	497
Nonaccrual	13	93	—	15	35	10	23	56	231
Other consumer	$183	$157,375	$1,908	$8,345	$8,749	$2,984	$1,374	$117,421	$298,156
Total consumer:
Risk rating:
Pass	$2,062	$683,606	$451,360	$2,216,072	$1,300,872	$562,252	$893,567	$2,450,094	$8,557,824
Special Mention	—	477	—	121	40	96	133	795	1,663
Potential Problem	—	1,563	72	510	561	694	126	728	4,254
Nonaccrual	274	184	10	2,566	3,313	6,807	8,678	49,722	71,280
Total consumer	$2,336	$685,830	$451,442	$2,219,269	$1,304,787	$569,850	$902,504	$2,501,338	$8,635,020
Total loans:
Risk rating:
Pass	$21,671	$3,055,640	$1,641,033	$6,085,644	$4,462,823	$2,673,970	$1,593,822	$3,792,071	$23,305,003
Special Mention	—	7,775	3,514	96,877	170,076	123,240	9,703	18,360	429,545
Potential Problem	1,800	23,479	19,279	87,565	58,729	40,720	6,761	27,955	264,488
Nonaccrual	274	184	10	17,592	19,643	42,859	23,185	59,819	163,292
Total loans	$23,745	$3,087,079	$1,663,836	$6,287,678	$4,711,270	$2,880,788	$1,633,471	$3,898,205	$24,162,328

(a) Revolving loans converted to term loans are also reported in their year of origination
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at December 31, 2020:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2020	2019	2018	2017	2016	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$745,767	$—	$—	$—	$—	$—	$745,767
Special Mention	—	—	3,988	—	—	—	—	—	3,988
Potential Problem	—	—	18,002	—	—	—	—	—	18,002
PPP	$—	$—	$767,757	$—	$—	$—	$—	$—	$767,757
Commercial and industrial:
Risk rating:
Pass	$4,628	$2,177,138	$1,389,260	$1,435,519	$1,182,302	$483,957	$305,998	$453,734	$7,427,908
Special Mention	—	10,159	2,719	39,854	37,042	113	215	67	90,169
Potential Problem	2,565	7,237	19,331	28,413	56,580	2,269	6,477	1,179	121,487
Nonaccrual	16,852	—	6,238	5,789	17,014	16,623	8,781	7,414	61,859
Commercial and industrial	$24,045	$2,194,534	$1,417,548	$1,509,575	$1,292,938	$502,962	$321,471	$462,394	$7,701,422
Commercial real estate - owner occupied:
Risk rating:
Pass	$1,150	$18,022	$185,861	$209,069	$128,360	$99,546	$147,366	$79,111	$867,335
Special Mention	—	113	1,882	3,122	300	658	264	—	6,339
Potential Problem	—	3,486	4,104	8,916	—	1,490	4,437	3,747	26,179
Nonaccrual	—	—	—	—	—	318	—	740	1,058
Commercial real estate - owner occupied	$1,150	$21,621	$191,847	$221,107	$128,660	$102,012	$152,067	$83,598	$900,912
Commercial and business lending:
Risk rating:
Pass	$5,778	$2,195,160	$2,320,888	$1,644,588	$1,310,662	$583,503	$453,364	$532,845	$9,041,009
Special Mention	—	10,272	8,589	42,976	37,342	771	479	67	100,496
Potential Problem	2,565	10,723	41,437	37,329	56,580	3,759	10,915	4,926	165,668
Nonaccrual	16,852	—	6,238	5,789	17,014	16,941	8,781	8,154	62,917
Commercial and business lending	$25,195	$2,216,154	$2,377,152	$1,730,682	$1,421,598	$604,974	$473,539	$545,992	$9,370,091
Commercial real estate - investor:
Risk rating:
Pass	$10,971	$171,497	$1,249,644	$976,332	$720,237	$271,987	$341,658	$211,360	$3,942,714
Special Mention	—	—	90,235	97,333	12,339	—	21,882	8,465	230,254
Potential Problem	—	838	16,343	13,575	30,911	2,279	239	27,209	91,396
Nonaccrual	19,803	—	10,141	53,056	446	14,267	—	309	78,220
Commercial real estate - investor	$30,774	$172,335	$1,366,364	$1,140,297	$763,933	$288,533	$363,779	$247,343	$4,342,584
Real estate construction:
Risk rating:
Pass	$776	$47,880	$645,925	$738,561	$294,910	$25,219	$2,420	$16,768	$1,771,682
Special Mention	—	—	487	494	48,283	42	—	30	49,336
Potential Problem	—	—	135	—	18,803	—	93	15	19,046
Nonaccrual	—	—	—	—	—	16	—	338	353
Real estate construction	$776	$47,880	$646,547	$739,055	$361,996	$25,277	$2,513	$17,150	$1,840,417
Commercial real estate lending:
Risk rating:
Pass	$11,746	$219,377	$1,895,569	$1,714,893	$1,015,146	$297,205	$344,078	$228,127	$5,714,396
Special Mention	—	—	90,722	97,827	60,622	42	21,882	8,494	279,590
Potential Problem	—	838	16,479	13,575	49,714	2,279	332	27,224	110,442
Nonaccrual	19,803	—	10,141	53,056	446	14,283	—	647	78,573
Commercial real estate lending	$31,549	$220,215	$2,012,911	$1,879,352	$1,125,929	$313,810	$366,292	$264,493	$6,183,001

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2020	2019	2018	2017	2016	Prior	Total
Total commercial:
Risk rating:
Pass	$17,524	$2,414,537	$4,216,457	$3,359,482	$2,325,808	$880,708	$797,441	$760,973	$14,755,405
Special Mention	—	10,272	99,311	140,803	97,964	813	22,361	8,562	380,086
Potential Problem	2,565	11,561	57,916	50,905	106,295	6,038	11,247	32,150	276,111
Nonaccrual	36,655	—	16,379	58,845	17,460	31,224	8,781	8,801	141,490
Total commercial	$56,745	$2,436,370	$4,390,063	$3,610,033	$2,547,526	$918,783	$839,831	$810,485	$15,553,091
Residential mortgage:
Risk rating:
Pass	$—	$—	$2,185,240	$1,490,589	$615,118	$998,072	$911,797	$1,612,971	$7,813,788
Special Mention	—	—	—	355	330	102	126	537	1,450
Potential Problem	—	—	1,200	689	652	—	179	1,028	3,749
Nonaccrual	—	—	1,478	2,271	5,882	7,116	11,003	31,587	59,337
Residential mortgage	$—	$—	$2,187,918	$1,493,903	$621,983	$1,005,290	$923,105	$1,646,124	$7,878,324
Home equity:
Risk rating:
Pass	$10,224	$569,389	$2,057	$12,968	$15,792	$11,594	$5,803	$76,165	$693,767
Special Mention	596	631	—	39	14	39	4	804	1,532
Potential Problem	—	1,922	—	—	—	—	—	146	2,068
Nonaccrual	1,600	100	965	134	410	319	711	7,249	9,888
Home equity	$12,421	$572,041	$3,022	$13,141	$16,216	$11,952	$6,518	$84,364	$707,255
Other consumer:
Risk rating:
Pass	$70	$165,114	$9,525	$10,309	$3,987	$1,872	$1,185	$120,425	$312,416
Special Mention	5	438	13	16	11	4	7	8	498
Nonaccrual	5	33	9	49	21	10	—	18	140
Other consumer	$81	$165,585	$9,547	$10,374	$4,019	$1,886	$1,192	$120,451	$313,054
Total consumer:
Risk rating:
Pass	$10,294	$734,502	$2,196,822	$1,513,865	$634,897	$1,011,539	$918,785	$1,809,561	$8,819,971
Special Mention	602	1,069	13	410	356	145	137	1,349	3,480
Potential Problem	—	1,922	1,200	689	652	—	179	1,174	5,817
Nonaccrual	1,605	133	2,452	2,454	6,313	7,445	11,714	38,854	69,364
Total consumer	$12,501	$737,626	$2,200,487	$1,517,417	$642,218	$1,019,128	$930,816	$1,850,939	$8,898,632
Total loans:
Risk rating:
Pass (c)	$27,819	$3,149,039	$6,413,278	$4,873,347	$2,960,705	$1,892,247	$1,716,226	$2,570,534	$23,575,376
Special Mention	602	11,341	99,324	141,213	98,320	958	22,498	9,911	383,566
Potential Problem	2,565	13,483	59,116	51,593	106,947	6,038	11,426	33,324	281,928
Nonaccrual	38,260	133	18,831	61,298	23,773	38,669	20,496	47,655	210,854
Total loans	$69,246	$3,173,996	$6,590,550	$5,127,451	$3,189,745	$1,937,912	$1,770,647	$2,661,424	$24,451,724

(a) Revolving loans converted to term loans are also reported in their year of origination
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Accruing TDRs are included in pass unless otherwise rated as special mention
Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate policies for allowance for loan losses, allowance for unfunded commitments, nonaccrual loans, and charge offs.
For commercial loans, management has determined the pass credit quality indicator to include credits exhibiting acceptable financial statements, cash flow, and leverage. If any risk exists, it is mitigated by the loan structure, collateral, monitoring, or control. For consumer loans, performing loans include credits performing in accordance with the original contractual terms.

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management’s attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a TDR, meet the criteria to be individually evaluated. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at March 31, 2021:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(b)(c)	Total
PPP	$836,566	$—	$—	$—	$—	$836,566
Commercial and industrial	7,630,593	444	82	190	33,192	7,664,501
Commercial real estate - owner occupied	883,229	—	—	—	7	883,237
Commercial and business lending	9,350,388	444	82	190	33,200	9,384,303
Commercial real estate - investor	4,196,221	5,999	—	—	58,485	4,260,706
Real estate construction	1,880,995	977	—	—	327	1,882,299
Commercial real estate lending	6,077,216	6,976	—	—	58,813	6,143,004
Total commercial	15,427,603	7,420	82	190	92,012	15,527,307
Residential mortgage	7,619,602	3,494	479	387	61,256	7,685,218
Home equity	639,503	2,002	350	—	9,792	651,647
Other consumer	295,556	681	589	1,098	231	298,156
Total consumer	8,554,661	6,177	1,417	1,485	71,280	8,635,020
Total loans	$23,982,264	$13,597	$1,500	$1,675	$163,292	$24,162,328
(a) Any loans deferred in connection with the COVID-19 pandemic are considered current in accordance with Section 4013 of the CARES Act.
(b) Of the total nonaccrual loans, $99 million, or 61%, were current with respect to payment at March 31, 2021.
(c) No interest income was recognized on nonaccrual loans for the three months ended March 31, 2021. In addition, there were $16 million of nonaccrual loans for which there was no related ACLL at March 31, 2021.

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
(a) Any loans deferred in connection with the COVID-19 pandemic are considered current in accordance with Section 4013 of the CARES Act.
(b) Of the total nonaccrual loans, $128 million, or 61%, were current with respect to payment at December 31, 2020.
(c) No interest income was recognized on nonaccrual loans for the year ended December 31, 2020. In addition, there were $28 million of nonaccrual loans for which there was no related ACLL at December 31, 2020.

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	March 31, 2021		December 31, 2020
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$11,985	$2,114	$12,713	$6,967
Commercial real estate — owner occupied	1,488	—	1,711	—
Commercial real estate — investor	13,627	220	26,435	225
Real estate construction	256	109	260	111
Residential mortgage	10,462	13,537	7,825	11,509
Home equity	1,929	1,644	1,957	1,379
Other consumer	1,073	—	1,191	—
Total restructured loans(b)	$40,820	$17,624	$52,092	$20,190
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.
The Corporation had a recorded investment of $6 million in loans modified as TDRs during the three months ended March 31, 2021, of which $3 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $3 million were in nonaccrual, within the credit quality tables, pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of the COVID-19 pandemic are not categorized as TDRs in accordance with the CARES Act. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	—	$—	$—	1	$48	$48
Commercial real estate — owner occupied	—	—	—	1	290	321
Commercial real estate — investor	4	1,693	1,693	1	570	1,740
Real estate construction	—	—	—	1	122	122
Residential mortgage	20	3,876	3,902	18	3,592	3,668
Home equity	1	430	430	8	277	277
Total loans modified	25	$5,999	$6,025	30	$4,899	$6,175
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2021, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2021.
The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three months ended March 31, 2021 and 2020, and the recorded investment in these restructured loans as of March 31, 2021 and 2020:

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	1	97	3	388
Home equity	—	—	2	88
Total loans modified	1	$97	5	$476

All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At March 31, 2021, the Corporation had $49 million in loans meeting this classification compared to $68 million at December 31, 2020. Of the loans classified as probable TDRs at March 31, 2021, $36 million were related to the commercial and industrial portfolio and $13 million were related to the CRE portfolio.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during March 2021, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the three months ended March 31, 2021:

($ in Thousands)	December 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	March 31, 2021	ACLL / Loans
Allowance for loan losses
PPP	$531	$—	$—	$—	$76	$607
Commercial and industrial	142,793	(3,123)	4,490	1,367	(19,453)	124,707
Commercial real estate — owner occupied	11,274	—	4	4	508	11,786
Commercial and business lending	154,598	(3,123)	4,494	1,370	(18,869)	137,099
Commercial real estate — investor	93,435	(8,739)	2,854	(5,886)	1,694	89,243
Real estate construction	59,193	(3)	31	29	(4,979)	54,243
Commercial real estate lending	152,629	(8,742)	2,885	(5,857)	(3,286)	143,486
Total commercial	307,226	(11,865)	7,379	(4,487)	(22,155)	280,585
Residential mortgage	42,996	(243)	134	(109)	2,328	45,215
Home equity	18,849	(238)	583	344	(2,822)	16,371
Other consumer	14,630	(827)	315	(511)	(3,351)	10,767
Total consumer	76,475	(1,308)	1,031	(277)	(3,845)	72,353
Total loans	$383,702	$(13,174)	$8,410	$(4,764)	$(26,000)	$352,938
Allowance for unfunded commitments
Commercial and industrial	22,311	—	—	—	2,417	24,728
Commercial real estate — owner occupied	266	—	—	—	38	304
Commercial and business lending	22,577	—	—	—	2,455	25,033
Commercial real estate — investor	636	—	—	—	15	651
Real estate construction	18,887	—	—	—	422	19,309
Commercial real estate lending	19,523	—	—	—	437	19,960
Total commercial	42,101	—	—	—	2,892	44,993
Home equity	3,118	—	—	—	(199)	2,919
Other consumer	2,557	—	—	—	307	2,865
Total consumer	5,675	—	—	—	108	5,783
Total loans	$47,776	$—	$—	$—	$3,000	$50,776
Allowance for credit losses on loans
PPP	$531	$—	$—	$—	$76	$607	0.07%
Commercial and industrial	165,105	(3,123)	4,490	1,367	(17,037)	149,435	1.95%
Commercial real estate — owner occupied	11,539	—	4	4	547	12,090	1.37%
Commercial and business lending	177,175	(3,123)	4,494	1,370	(16,414)	162,132	1.73%
Commercial real estate — investor	94,071	(8,739)	2,854	(5,886)	1,709	89,894	2.11%
Real estate construction	78,080	(3)	31	29	(4,557)	73,552	3.91%
Commercial real estate lending	172,152	(8,742)	2,885	(5,857)	(2,849)	163,446	2.66%
Total commercial	349,327	(11,865)	7,379	(4,487)	(19,262)	325,578	2.10%
Residential mortgage	42,996	(243)	134	(109)	2,328	45,215	0.59%
Home equity	21,967	(238)	583	344	(3,021)	19,290	2.96%
Other consumer	17,187	(827)	315	(511)	(3,044)	13,631	4.57%
Total consumer	82,150	(1,308)	1,031	(277)	(3,738)	78,136	0.90%
Total loans	$431,478	$(13,174)	$8,410	$(4,764)	$(23,000)	$403,714	1.67%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2020:

($ in Thousands)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Gross up of allowance for PCD loans at acquisition	Provision recorded at acquisition	Provision for credit losses	Dec. 31, 2020	ACLL / Loans
Allowance for loan losses
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531
Commercial and industrial	91,133	52,919	144,052	(80,320)	7,004	(73,316)	293	408	71,355	142,793
Commercial real estate — owner occupied	10,284	(1,851)	8,433	(419)	147	(272)	890	255	1,967	11,274
Commercial and business lending	101,417	51,068	152,485	(80,739)	7,151	(73,588)	1,183	663	73,853	154,598
Commercial real estate — investor	40,514	2,041	42,555	(22,920)	643	(22,277)	753	472	71,933	93,435
Real estate construction	24,915	7,467	32,382	(19)	49	31	435	492	25,854	59,193
Commercial real estate lending	65,428	9,508	74,937	(22,938)	692	(22,246)	1,188	964	97,787	152,629
Total commercial	166,846	60,576	227,422	(103,677)	7,844	(95,834)	2,371	1,627	171,641	307,226
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996
Home equity	10,926	11,649	22,575	(1,719)	1,978	259	422	374	(4,781)	18,849
Other consumer	6,639	7,016	13,655	(4,790)	1,101	(3,689)	61	140	4,462	14,630
Total consumer	34,525	51,880	86,405	(8,376)	3,579	(4,797)	1,134	917	(7,183)	76,475
Total loans	$201,371	$112,457	$313,828	$(112,053)	$11,422	$(100,631)	$3,504	$2,543	$164,457	$383,702
Allowance for unfunded commitments
Commercial and industrial	12,276	(3,998)	8,278	—	—	—	—	61	13,972	22,311
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	135	266
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	14,108	22,577
Commercial real estate — investor	530	246	776	—	—	—	—	2	(141)	636
Real estate construction	7,532	18,347	25,879	—	—	—	—	45	(7,038)	18,887
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	(7,179)	19,523
Total commercial	20,465	14,595	35,060	—	—	—	—	112	6,929	42,101
Home equity	1,038	2,591	3,629	—	—	—	—	66	(577)	3,118
Other consumer	405	1,504	1,909	—	—	—	—	—	649	2,557
Total consumer	1,443	4,095	5,538	—	—	—	—	66	72	5,675
Total loans	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$7,000	$47,776
Allowance for credit losses on loans
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531	0.07%
Commercial and industrial	103,409	48,921	152,330	(80,320)	7,004	(73,316)	293	469	85,327	165,105	2.14%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	(419)	147	(272)	890	259	2,102	11,539	1.28%
Commercial and business lending	113,820	47,070	160,890	(80,739)	7,151	(73,588)	1,183	728	87,961	177,175	1.89%
Commercial real estate — investor	41,044	2,287	43,331	(22,920)	643	(22,277)	753	474	71,792	94,071	2.17%
Real estate construction	32,447	25,814	58,261	(19)	49	31	435	537	18,816	78,080	4.24%
Commercial real estate lending	73,490	28,101	101,591	(22,938)	692	(22,246)	1,188	1,011	90,608	172,152	2.78%
Total commercial	187,311	75,171	262,482	(103,677)	7,844	(95,834)	2,371	1,739	178,569	349,327	2.25%
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996	0.55%
Home equity	11,964	14,240	26,204	(1,719)	1,978	259	422	440	(5,358)	21,967	3.11%
Other consumer	7,044	8,520	15,564	(4,790)	1,101	(3,689)	61	140	5,111	17,187	5.49%
Total consumer	35,968	55,975	91,943	(8,376)	3,579	(4,797)	1,134	983	(7,112)	82,150	0.92%
Total loans	$223,278	$131,147	$354,425	$(112,053)	$11,422	$(100,631)	$3,504	$2,722	$171,457	$431,478	1.76%

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
•PCD loans are loans demonstrating more than insignificant credit deterioration and are accounted for with ASC Topic 326-30. Under this guidance, the credit mark on acquired assets grosses up the ACLL and the amortized cost of the loan.
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2020, utilizing a quantitative assessment of goodwill impairment which included determining the estimated fair value of each reporting unit, utilizing an equally weighted combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit’s carrying amount (including goodwill). An impairment loss is recognized if the carrying amount of a reporting unit exceeds its fair value. Based on the quantitative assessment, management concluded that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, based on the step one quantitative analysis, no impairment was required. There have been no events since the May 2020 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2020 or the first three months of 2021.
Each of the valuation techniques employed by the Corporation requires significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment including forecasted cash flow projections, expected net interest margins, long-term growth rates, discount rates for cash flows, control premiums, and price-to-forward earnings multiples. Changes to any one of these assumptions could result in significantly different results. A sustained decline in the Corporation’s expected future cash flows or estimated growth rates, or a prolonged decline in the price of the Corporation’s common stock due to deterioration in the economic environment, may necessitate additional interim testing, which could result in an impairment charge to goodwill in future reporting periods.
At both March 31, 2021 and December 31, 2020, the Corporation had goodwill of $1.1 billion. During the first quarter of 2021, there was a reduction of $4 million related to the sale of Whitnell.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs and MSRs. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Core deposit intangibles
Gross carrying amount at the beginning of the year	$88,109	$80,730
Additions during the period	—	7,379
Accumulated amortization	(23,408)	(21,205)
Net book value	$64,701	$66,904
Amortization during the year	$2,203	$8,749
Other intangibles
Gross carrying amount at the beginning of the year	$2,000	$38,970
Additions during the period	—	200
Reductions due to sale	(1,317)	(17,435)
Accumulated amortization	(683)	(20,385)
Net book value	$—	$1,350
Amortization during the year	$33	$1,443

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
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$59,967	$67,607
Additions from acquisition	—	1,357
Additions	3,348	13,667
Amortization	(6,388)	(22,664)
Mortgage servicing rights at end of period	$56,927	$59,967
Valuation allowance at beginning of period	$(18,006)	$(302)
(Additions) recoveries, net	10,578	(17,704)
Valuation allowance at end of period	$(7,428)	$(18,006)
Mortgage servicing rights, net	$49,500	$41,961
Fair value of mortgage servicing rights	$49,541	$41,990
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,313,308	$7,743,956
Mortgage servicing rights, net to servicing portfolio	0.68%	0.54%
Mortgage servicing rights expense(a)	$(4,190)	$40,369
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2021. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Nine Months Ending December 31, 2021	$6,608	$8,345
2022	8,811	11,550
2023	8,811	8,909
2024	8,811	6,983
2025	8,811	5,547
2026	8,811	4,466
Beyond 2026	14,038	11,125
Total Estimated Amortization Expense	$64,701	$56,927

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	March 31, 2021	December 31, 2020
Short-Term Funding
Federal funds purchased	$7,450	$7,070
Securities sold under agreements to repurchase	131,057	185,901
Federal funds purchased and securities sold under agreements to repurchase	138,507	192,971
Commercial paper	51,171	59,346
Total short-term funding	$189,678	$252,317
Long-Term Funding
Bank senior notes, at par, due 2021	$300,000	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Finance leases	1,091	1,128
Capitalized costs	(1,362)	(1,663)
FHLB advances	1,629,966	$1,632,723
Total long-term funding	2,179,694	2,182,188
Total short and long-term funding	$2,369,372	$2,434,505
Securities Sold Under Agreements to Repurchase
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of March 31, 2021, the Corporation pledged agency mortgage-related securities with a fair value of $192 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of March 31, 2021 and December 31, 2020 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
March 31, 2021
Repurchase agreements
Agency mortgage-related securities	$131,057	$—	$—	$—	$131,057
Total	$131,057	$—	$—	$—	$131,057
December 31, 2020
Repurchase agreements
Agency mortgage-related securities	$185,901	$—	$—	$—	$185,901
Total	$185,901	$—	$—	$—	$185,901

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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $67 million of investment securities as collateral at March 31, 2021, and pledged $72 million of investment securities as collateral at December 31, 2020. At March 31, 2021, the Corporation posted $21 million of cash collateral compared to $31 million at December 31, 2020.
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
The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments as of March 31, 2021 and December 31, 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2021 and December 31, 2020. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	March 31, 2021				December 31, 2020
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,654,732	$121,020	$3,654,732	$28,382	$3,639,679	$192,518	$3,639,679	$25,680
Foreign currency exchange forwards	448,395	3,044	439,381	2,828	411,292	4,909	398,890	4,836
Commodity contracts	70,633	5,808	70,758	5,098	87,547	12,486	83,214	11,155
Mortgage banking(a)(b)	292,704	11,171	408,500	—	226,818	9,624	335,500	2,046
Gross derivatives before netting		$141,043		$36,308		$219,537		$43,716
Less: Legally enforceable master netting agreements		2,643		2,643		1,936		1,936
Less: Cash collateral pledged/received		1,581		17,583		10,879		25,625
Total derivative instruments, after netting		$136,819		$16,082		$206,722		$16,155
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.
(b) Includes $4 million forward commitment fair value.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At March 31, 2021, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $534 million and is included in loans and investment securities, AFS, at fair value on the consolidated balance sheets. This amount includes $3 million of hedging adjustments on the discontinued hedging relationships.

The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three months ended March 31, 2021 and 2020:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended March 31,
	2021		2020
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(485)	$—	$(322)	$(262)
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(485)	—	(322)	(262)
Derivatives designated as hedging instruments(a)	—	—	—	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three months ended March 31, 2021 and 2020:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended March 31,
($ in Thousands)		2021	2020
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$2,938	$(3,090)
Foreign currency exchange forwards	Capital markets, net	143	(122)
Commodity contracts	Capital markets, net	(621)	746
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,708)	9,928
Forward commitments (mortgage)	Mortgage banking, net	(6,300)	(10,262)

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
The following table presents the interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Received			Net Amount
Derivative assets
March 31, 2021	$4,496	$(2,643)	$(1,581)	$272	$—	$272
December 31, 2020	13,441	(1,936)	(10,879)	626	—	626

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)		Derivative Assets Offset	Cash Collateral Pledged			Net Amount
Derivative liabilities
March 31, 2021	$20,393	$(2,643)	$(17,583)	$167	$—	$167
December 31, 2020	27,951	(1,936)	(25,625)	390	—	390

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	March 31, 2021	December 31, 2020
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,102,713	$10,010,492
Commercial letters of credit(a)	7,301	3,642
Standby letters of credit(c)	247,473	278,798
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at March 31, 2021 or December 31, 2020.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million for both March 31, 2021 and December 31, 2020, as an estimate of the fair value of these financial instruments.
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

($ in Thousands)	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Allowance for Unfunded Commitments
Balance at beginning of period	$47,776	$21,907
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	18,690
Balance at beginning of period, adjusted	47,776	40,597
Provision for unfunded commitments	3,000	7,000
Amount recorded at acquisition	—	179
Balance at end of period	$50,776	$47,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at March 31, 2021 was $280 million, compared to $272 million at December 31, 2020, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $8 million and $6 million for the three months ended March 31, 2021 and 2020, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $277 million at March 31, 2021 and $268 million at December 31, 2020.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing, federal and state historic projects, and new market projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $119 million and $118 million at March 31, 2021 and December 31, 2020, respectively.
For the three months ended March 31, 2021 and the year ended December 31, 2020, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $23 million and $25 million at March 31, 2021 and December 31, 2020, respectively, included in tax credit and other investments on the consolidated balance sheets.

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
A lawsuit, Evans et al v. Associated Banc-Corp et al, was filed in the United States District Court for the Eastern District of Wisconsin - Green Bay Division on January 13, 2021 by one current and one former participant in the Associated Banc-Corp 401(k) and Employee Stock Ownership Plan (the “Plan”) as representatives of a putative class. The plaintiffs alleged that Associated Banc-Corp, the Associated Banc-Corp Plan Administrative Committee, and current and past members of such committee during the relevant time period (the “Defendants”) breached their fiduciary duties with respect to the Plan in violation of Employee Retirement Income Security Act of 1974, as amended, by applying an imprudent and inappropriate preference for products associated with Associated Banc-Corp within the Plan, and that the Defendants failed to monitor or control the recordkeeping expenses paid to Associated Trust Company, N.A. On March 18, 2021, the Defendants filed a motion to dismiss. On April 8, 2021, the plaintiffs filed an amended complaint which dropped the record keeping claim, added Associated Trust Company N.A. and Kellogg Asset Management, LLC as defendants, and alleged various breaches of fiduciary duty related to the selection and monitoring of, and the fees charged by, proprietary collective investment trusts. The plaintiffs, in part, seek an accounting and disgorgement of certain profits, as well as certain equitable restitution and equitable monetary relief. The Corporation intends to vigorously defend against this lawsuit. It is not possible for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss at this time with respect to this lawsuit.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2 million and $10 million for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. There were $109 thousand of loss reimbursement and settlement claims paid for the three months ended March 31, 2021 and there were no such claims for the year ended December 31, 2020. Make whole requests during 2020 and the first three months of 2021 generally arose from loans sold during the period of January 1, 2012 to December 31, 2020. Since January 1, 2012, loans sold totaled $14.7 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2021, approximately $6.5 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million as of March 31, 2021 and $2 million as of December 31, 2020.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2021 and December 31, 2020, there were approximately $27 million and $36 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2021 and December 31, 2020, there were $31 million and $33 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
Note 13 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2020 Annual Report on Form 10-K.
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	March 31, 2021	December 31, 2020
Assets
Investment securities AFS
U.S. Treasury securities	Level 1	$53,693	$26,531
Agency securities	Level 2	14,904	25,038
Obligations of state and political subdivisions (municipal securities)	Level 2	433,182	450,662
Residential mortgage-related securities
FNMA / FHLMC	Level 2	1,910,954	1,461,241
GNMA	Level 2	123,365	235,537
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	94,349	22,904
GNMA	Level 2	389,411	524,756
Asset backed securities
FFELP	Level 2	325,933	327,189
SBA	Level 2	8,160	8,584
Other debt securities	Level 2	3,000	3,000
Total investment securities AFS	Level 1	$53,693	$26,531
Total investment securities AFS	Level 2	3,303,257	3,058,910
Equity securities with readily determinable fair values	Level 1	1,684	1,661
Residential loans held for sale	Level 2	153,151	129,158
Interest rate-related instruments(a)	Level 2	121,020	192,518
Foreign currency exchange forwards(a)	Level 2	3,044	4,909
Commodity contracts(a)	Level 2	5,808	12,486
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	6,917	9,624
Forward commitments to sell residential mortgage loans	Level 3	4,255	—
Liabilities
Interest rate-related instruments(a)	Level 2	$28,382	$25,680
Foreign currency exchange forwards(a)	Level 2	2,828	4,836
Commodity contracts(a)	Level 2	5,098	11,155
Forward commitments to sell residential mortgage loans	Level 3	—	2,046
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the three months ended March 31, 2021 and the year ended December 31, 2020, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2019	$2,527	$710	$1,817
New production	72,659	(3,505)	76,164
Closed loans / settlements	(76,001)	(12,587)	(63,414)
Other	10,439	17,427	(6,988)
Mortgage derivative gain (loss)	7,097	1,335	5,762
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	$16,629	$(1,203)	$17,832
Closed loans / settlements	(14,186)	2,501	(16,687)
Other	(5,151)	(7,598)	2,447
Mortgage derivative gain (loss)	(2,708)	(6,300)	3,593
Balance March 31, 2021	$6,917	$(4,255)	$11,171
The closing ratio on interest rate lock commitments to originate residential mortgage loans held for sale is a Level 3 measurement, and was 89% at March 31, 2021.

The following table presents the carrying value of equity securities without readily determinable fair values still held as of March 31, 2021 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of March 31, 2021:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2020	$13,444
Carrying value changes	—
Additions	544
Carrying value as of March 31, 2021	$13,989

Cumulative upward carrying value changes between January 1, 2018 and March 31, 2021	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2021	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(c)
($ in Thousands)	Fair Value Hierarchy	Fair Value
March 31, 2021
Assets
Individually evaluated loans(a)	Level 3	$93,201	Provision for credit losses	$(1,613)
OREO(b)	Level 2	10,326	Other noninterest expense	3,681
Mortgage servicing rights	Level 3	49,541	Mortgage banking, net	10,578

December 31, 2020
Assets
Individually evaluated loans(a)	Level 3	$138,752	Provision for credit losses	$97,519
OREO(b)	Level 2	6,125	Other noninterest expense	3,747
Mortgage servicing rights	Level 3	41,990	Mortgage banking, net	(17,704)
(a) Includes probable TDRs which are individually analyzed, net of the related allowance for credit losses.
(b) If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value, and is therefore not included in the table.
(c) Includes the full year impact on the consolidated statements of income
Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include the fair value analysis in the goodwill impairment test, and intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.
The Corporation's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to MSRs and individually evaluated loans.
The table below presents information about these inputs and further discussion is found above:

March 31, 2021	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	14%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	10%	-	45%	16%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	25%	-	38%	34%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		March 31, 2021		December 31, 2020
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$356,285	$356,285	$416,154	$416,154
Interest-bearing deposits in other financial institutions	Level 1	1,590,494	1,590,494	298,759	298,759
Federal funds sold and securities purchased under agreements to resell	Level 1	—	—	1,135	1,135
Investment securities AFS	Level 1	53,693	53,693	26,531	26,531
Investment securities AFS	Level 2	3,303,257	3,303,257	3,058,910	3,058,910
Investment securities HTM, net	Level 1	1,000	1,019	999	1,024
Investment securities HTM, net	Level 2	1,856,088	1,971,459	1,877,939	2,027,852
Equity securities with readily determinable fair values	Level 1	1,684	1,684	1,661	1,661
Equity securities without readily determinable fair values	Level 3	13,989	13,989	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	168,281	168,281	168,280	168,280
Residential loans held for sale	Level 2	153,151	153,151	129,158	129,158
Loans, net	Level 3	23,809,389	23,723,543	24,068,022	24,012,738
Bank and corporate owned life insurance	Level 2	680,831	680,831	679,647	679,647
Derivatives (other assets)(a)	Level 2	129,872	129,872	209,913	209,913
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	6,917	6,917	9,624	9,624
Forward commitments to sell residential mortgage loans (other assets)	Level 3	4,255	4,255	—	—
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$26,115,814	$26,115,814	$24,725,451	$24,725,451
Brokered CDs and other time deposits(b)	Level 2	1,561,352	1,566,421	1,757,030	1,766,200
Short-term funding	Level 2	189,678	189,672	252,317	252,303
FHLB advances	Level 2	1,629,966	1,693,172	1,632,723	1,760,727
Other long-term funding	Level 2	549,729	576,183	549,465	578,233
Standby letters of credit(c)	Level 2	2,549	2,549	2,731	2,731
Derivatives (accrued expenses and other liabilities)(a)	Level 2	36,308	36,308	41,671	41,671
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	—	—	2,046	2,046
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $247 million at March 31, 2021 and $279 million at December 31, 2020. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
($ in Thousands)	2021	2020
Components of Net Periodic Benefit Cost
RAP
Service cost	$2,075	$2,165
Interest cost	1,623	2,008
Expected return on plan assets	(6,430)	(6,405)
Amortization of prior service cost	(18)	(19)
Amortization of actuarial loss (gain)	1,050	808
Total net periodic pension cost	$(1,701)	$(1,444)
Postretirement Plan
Interest cost	$13	$20
Amortization of prior service cost	(19)	(19)
Total net periodic benefit cost	$(6)	$1
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income. The weighted-average interest crediting rate was 2.80% at both March 31, 2021 and December 31, 2020.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the three months ended March 31, 2021 and 2020.
Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2020 Annual Report on Form 10-K with certain exceptions. The more significant of these exceptions are described herein.
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
The Corporation allocates net interest income using an internal FTP methodology that charges users of funds (assets) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment and / or re-pricing characteristics of the assets and liabilities. The net effect of this allocation is offset in the Risk Management and Shared Services segment to ensure consolidated totals reflect the Corporation's net interest income. The net FTP allocation is reflected as net intersegment income (expense) in the accompanying tables.
A credit provision is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using the methodologies described in the Corporation’s 2020 Annual Report on Form 10-K. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, and asset gains on disposed business units) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting footnote in the Corporation’s 2020 Annual Report on Form 10-K.
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals and small to mid-sized businesses. During the first quarter of 2021, the Corporation sold its wealth management subsidiary Whitnell. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, the Corporation offered insurance and risk consulting services. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches).
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Net interest income	$93,161	$107,753
Net intersegment interest income (expense)	6,684	(10,726)
Segment net interest income	99,845	97,028
Noninterest income(a)	43,031	38,733
Total revenue	142,876	135,761
Provision for credit losses	17,509	12,172
Noninterest expense	57,725	54,304
Income (loss) before income taxes	67,642	69,284
Income tax expense (benefit)	12,649	12,940
Net income	$54,993	$56,344
Allocated goodwill	$525,836	$530,144

	Community, Consumer, and Business
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Net interest income	$68,275	$74,927
Net intersegment interest income (expense)	12,875	18,665
Segment net interest income	81,150	93,592
Noninterest income	46,128	53,350
Total revenue	127,278	146,942
Provision for credit losses	5,099	5,108
Noninterest expense	97,346	113,777
Income (loss) before income taxes	24,834	28,057
Income tax expense (benefit)	5,215	5,892
Net income	$19,618	$22,165
Allocated goodwill	$579,156	$661,244

	Risk Management and Shared Services
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Net interest income	$14,465	$20,261
Net intersegment interest income (expense)	(19,559)	(7,939)
Segment net interest income	(5,094)	12,322
Noninterest income	6,184	6,223
Total revenue	1,091	18,545
Provision for credit losses	(45,612)	35,720
Noninterest expense	20,275	24,110
Income (loss) before income taxes	26,427	(41,285)
Income tax expense (benefit)	6,737	(8,613)
Net income	$19,690	$(32,672)
Allocated goodwill	$—	$—

	Consolidated Total
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Net interest income	$175,902	$202,942
Net intersegment interest income (expense)	—	—
Segment net interest income	175,902	202,942
Noninterest income(a)	95,343	98,306
Total revenue	271,245	301,248
Provision for credit losses	(23,004)	53,001
Noninterest expense	175,347	192,191
Income (loss) before income taxes	118,903	56,056
Income tax expense (benefit)	24,602	10,219
Net income	$94,301	$45,838
Allocated goodwill	$1,104,992	$1,191,388
(a) Includes $2 million pre-tax gain on sale of Whitnell.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2021 and 2020, including changes during the preceding three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities AFS	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$41,325	$(28,707)	$12,618
Other comprehensive income (loss) before reclassifications	(23,979)	—	(23,979)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	39	—	39
Personnel expense	—	(37)	(37)
Other expense	—	1,050	1,050
Interest income	518	—	518
Income tax (expense) benefit	5,851	(253)	5,598
Net other comprehensive income (loss) during period	(17,571)	760	(16,811)
Balance March 31, 2021	$23,754	$(27,947)	$(4,193)

Balance December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income (loss) before reclassifications	26,419	—	26,419
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(6,118)	—	(6,118)
Personnel expense	—	(38)	(38)
Other expense	—	808	808
Interest income	556	—	556
Income tax (expense) benefit	(5,225)	(193)	(5,418)
Net other comprehensive income (loss) during period	15,632	577	16,209
Balance March 31, 2020	$19,620	$(36,595)	$(16,974)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Wealth management fees	$22,414	$20,106
Service charges and deposit account fees	4,905	3,551
Card-based fees(a)	435	515
Insurance commissions and fees	24	76
Other revenue	685	788
Noninterest income (in-scope of Topic 606)	$28,463	$25,036
Noninterest income (out-of-scope of Topic 606)	14,568	13,697
Total noninterest income	$43,031	$38,733

	Community, Consumer, and Business
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Wealth management fees	$—	$710
Service charges and deposit account fees	9,935	11,665
Card-based fees(a)	9,325	9,045
Insurance commissions and fees	50	22,529
Other revenue	3,579	2,286
Noninterest income (in-scope of Topic 606)	$22,889	$46,235
Noninterest income (out-of-scope of Topic 606)	23,239	7,115
Total noninterest income	$46,128	$53,350

	Risk Management and Shared Services
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Service charges and deposit account fees	15	5
Card-based fees(a)	4	47
Insurance commissions and fees	2	3
Other revenue	389	23
Noninterest income (in-scope of Topic 606)	$409	$77
Noninterest income (out-of-scope of Topic 606)	5,775	6,146
Total noninterest income	$6,184	$6,223

	Consolidated Total
	Three Months Ended March 31,
($ in Thousands)	2021	2020
Wealth management fees	$22,414	$20,816
Service charges and deposit account fees	14,855	15,222
Card-based fees(a)	9,764	9,607
Insurance commissions and fees	76	22,608
Other revenue	4,653	3,096
Noninterest income (in-scope of Topic 606)	$51,762	$71,348
Noninterest income (out-of-scope of Topic 606)	43,581	26,958
Total noninterest income	$95,343	$98,306
(a) Certain card-based fees are out-of-scope of Topic 606.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended March 31,
($ in Thousands)	2021	2020
Operating lease costs	$2,240	$2,623
Finance lease costs	39	36
Operating lease cash flows	2,963	2,731
Finance lease cash flows	40	21

The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	March 31, 2021	December 31, 2020
		Amount
Operating lease right-of-use asset	Premises and equipment	$32,071	$31,994
Finance lease right-of-use asset	Other assets	854	962
Operating lease liability	Accrued expenses and other liabilities	36,079	36,425
Finance lease liability	Other long-term funding	1,091	1,128
The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	March 31, 2021			December 31, 2020
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$385	2.24	0.46%	$386	2.49	0.46%
Retail and corporate offices	33,707	5.94	3.27%	34,036	6.04	3.33%
Land	6,165	8.83	3.10%	6,385	8.99	3.09%
Total operating leases	$40,257	6.33	3.22%	$40,806	6.45	3.27%
Finance leases
Land	$1,105	1.40	1.05%	$1,145	1.65	1.05%
Total finance leases	$1,105	1.40	1.05%	$1,145	1.65	1.05%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Nine Months Ending December 31, 2021	$6,591	$132	$6,724
2022	7,111	973	8,084
2023	6,010	—	6,010
2024	5,274	—	5,274
2025	4,110	—	4,110
Beyond 2025	11,160	—	11,160
Total lease payments	$40,257	$1,105	$41,362
Less: interest	4,178	14	4,192
Present value of lease payments	$36,079	$1,091	$37,170
As of March 31, 2021 and December 31, 2020, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $15 million and $17 million, respectively. The leases that had not yet commenced as of March 31, 2021, will commence between April 2021 and October 2023 with lease terms of 1 year to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, in Item 1A of Part 2 herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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

Performance Summary
•Average loans of $24.5 billion increased $1.2 billion, or 5%, compared to the first three months of 2020, driven by an increase in PPP and CRE loans. The Corporation expects 2021 commercial loan growth, excluding PPP, of 2% to 4%.
•Average deposits of $26.8 billion increased $2.5 billion, or 10%, from the first three months of 2020, driven primarily by government stimulus related inflows.
•Net interest income of $176 million decreased $27 million, or 13%, from the first three months of 2020, and net interest margin was 2.39% compared to 2.84% for the first three months of 2020, both decreases are primarily due to a lower interest rate environment. The Corporation expects a full year margin of 2.45% to 2.55%.
•Provision for credit losses had a release of $23 million, compared to provision expense of $53 million for the first three months of 2020. The Corporation expects full year provision to be nominal.
•Noninterest income of $95 million decreased $3 million, or 3%, from the first three months of 2020. The Corporation expects 2021 noninterest income of $310 million to $330 million, reflecting positive fee income trends which we expect will outpace margin pressure. In addition, mortgage banking revenue is expected to remain elevated in the second quarter of 2021 with potential further MSRs recoveries should rates move higher.
•Noninterest expense of $175 million decreased $17 million, or 9%, from the first three months of 2020 due to a decrease in personnel expense of $10 million, or 9%, primarily due to having fewer employees. During the first quarter of 2021, the Corporation began hiring staff for the purpose of originating auto-secured loans indirectly through dealers beginning in the fall of 2021 and expects a total of 55-60 FTEs by year end. As a result of the new indirect auto lending initiative, additional mortgage commission, and incentive and compensation expenses, the Corporation expects 2021 noninterest expense of $690 million to $695 million.
Table 1 Summary Results of Operations: Trends

($ in Thousands, except per share data)	1Q21	4Q20	3Q20	2Q20	1Q20
Net income	$94,301	$67,002	$45,214	$148,718	$45,838
Net income available to common equity	89,094	61,795	40,007	144,573	42,037
Earnings per common share - basic	0.58	0.40	0.26	0.94	0.27
Earnings per common share - diluted	0.58	0.40	0.26	0.94	0.27
Effective tax rate	20.69%	20.10%	N/M	25.62%	18.23%
N/M = Not Meaningful

Table 2 Net Interest Income Analysis

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$806,699	$8,900	4.47%	$929,859	$10,854	4.64%	$—	$—	—%
Commercial and business lending (excl PPP loans)	8,537,301	54,091	2.57%	8,513,750	57,473	2.69%	8,380,113	80,217	3.85%
Commercial real estate lending	6,171,202	44,315	2.91%	6,157,622	44,636	2.88%	5,329,568	57,499	4.34%
Total commercial	15,515,202	107,307	2.80%	15,601,230	112,963	2.88%	13,709,681	137,716	4.04%
Residential mortgage	7,962,691	55,504	2.79%	8,029,585	60,292	3.00%	8,404,351	69,961	3.33%
Retail	985,456	11,630	4.75%	1,051,022	13,035	4.95%	1,194,586	17,473	5.86%
Total loans	24,463,349	174,442	2.88%	24,681,837	186,290	3.01%	23,308,618	225,149	3.88%
Investment securities
Taxable	2,976,469	7,014	0.94%	3,155,508	9,746	1.24%	3,460,224	20,272	2.34%
Tax-exempt(a)	1,900,346	17,844	3.76%	1,909,512	17,870	3.74%	1,974,247	18,603	3.77%
Other short-term investments	991,844	1,694	0.69%	985,091	1,699	0.69%	473,604	3,304	2.81%
Investments and other	5,868,659	26,553	1.81%	6,050,111	29,315	1.94%	5,908,075	42,179	2.86%
Total earning assets	30,332,008	$200,994	2.67%	30,731,948	$215,605	2.80%	29,216,693	$267,329	3.67%
Other assets, net	3,352,135			3,343,844			3,360,311
Total assets	$33,684,143			$34,075,792			$32,577,005
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$3,810,321	$332	0.04%	$3,628,458	$356	0.04%	$2,868,840	$1,800	0.25%
Interest-bearing demand	5,713,270	1,178	0.08%	5,739,983	1,215	0.08%	5,307,230	8,755	0.66%
Money market	6,875,730	1,059	0.06%	6,539,583	1,121	0.07%	6,538,658	10,806	0.66%
Network transaction deposits	1,080,109	327	0.12%	1,265,748	468	0.15%	1,434,128	4,601	1.29%
Time deposits	1,658,568	3,014	0.74%	1,888,074	4,602	0.97%	2,636,231	10,703	1.63%
Total interest-bearing deposits	19,137,998	5,909	0.13%	19,061,847	7,762	0.16%	18,785,088	36,666	0.79%
Federal funds purchased and securities sold under agreements to repurchase	136,144	26	0.08%	164,091	32	0.08%	194,406	368	0.76%
Commercial paper	42,774	6	0.05%	40,128	5	0.05%	34,282	25	0.29%
PPPLF	—	—	—%	464,119	410	0.35%	—	—	—%
Other short-term funding	—	—	—%	—	—	—%	16,997	11	0.25%
FHLB advances	1,631,895	9,493	2.36%	1,660,274	9,888	2.37%	3,231,999	17,626	2.19%
Long-term funding	549,585	5,585	4.07%	549,307	5,585	4.07%	549,465	5,607	4.08%
Total short and long-term funding	2,360,397	15,109	2.58%	2,877,919	15,920	2.20%	4,027,149	23,637	2.36%
Total interest-bearing liabilities	21,498,395	$21,018	0.40%	21,939,766	$23,682	0.43%	22,812,237	$60,303	1.06%
Noninterest-bearing demand deposits	7,666,561			7,677,003			5,506,861
Other liabilities	415,195			405,430			416,107
Stockholders’ Equity	4,103,991			4,053,593			3,841,800
Total liabilities and stockholders’ equity	$33,684,143			$34,075,792			$32,577,005
Interest rate spread			2.27%			2.37%			2.61%
Net free funds			0.12%			0.12%			0.23%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$179,976	2.39%		$191,923	2.49%		$207,026	2.84%
Fully tax-equivalent adjustment		4,074			3,930			4,084
Net interest income		$175,902			$187,993			$202,942
Numbers may not sum due to rounding
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•    Average loans of $24.5 billion increased $1.2 billion, or 5%, compared to the first three months of 2020, primarily driven by an increase of $842 million, or 16%, in CRE loans as loans in the pipeline continued to fund along with slower payoffs. PPP loan originations, which began last April, increased average loans by $807 million. Partially offsetting this growth was a decrease of $442 million, or 5%, in residential mortgages as the lower rate environment has resulted in higher levels of refinances.
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $176 million for the first three months of 2021 compared to $203 million for the first three months of 2020. Fully tax-equivalent net interest income of $180 million for the first three months of 2021 was $27 million, or 13%, lower than the first three months of 2020. The net interest margin for the first three months of 2021 was 2.39% compared to 2.84% for the first three months of 2020. The decreases were attributable to a lower interest rate environment and increased liquidity primarily related to monetary and fiscal stimulus programs. To lessen the impact of the lower rate environment, the Corporation began requiring LIBOR floors in applicable loan restructurings, renewals of existing loan transactions, and any new loan transactions. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities of $21.5 billion for the first three months of 2021 were down $1.3 billion, or 6%, compared to the first three months of 2020. On average, FHLB advances decreased $1.6 billion, or 50%, primarily driven by the Corporation's prepayment of $950 million in FHLB advances during the third quarter of 2020. Interest-bearing deposits increased $353 million, or 2%, primarily driven by a combined increase of $1.7 billion, or 11%, in savings, money market and interest bearing demand deposits, partially offset by a combined decrease of $1.3 billion, or 33%, in higher cost network and time deposits. Average noninterest-bearing demand deposits of $7.7 billion for the first three months of 2021 were up $2.2 billion, or 39% versus the first three months of 2020. Government stimulus programs and a partially closed down economy has led to customers holding higher deposit balances.
•    The cost of interest-bearing liabilities was 0.40% for the first three months of 2021, which was a 66 bp drop from the first three months of 2020 primarily attributed to the federal funds rate decreases which occurred in March 2020.
•The Federal Reserve lowered the federal funds target interest to a range of 0.00% to 0.25% in March 2020, which has remained constant through the end of the first quarter of 2021.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2021 was the Moody's baseline scenario from March 2021 over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

						1Q21 Changes vs
($ in Thousands, except as noted)	1Q21	4Q20	3Q20	2Q20	1Q20	4Q20	1Q20
Wealth management fees	$22,414	$22,073	$21,152	$20,916	$20,816	2%	8%
Service charges and deposit account fees	14,855	15,318	14,283	11,484	15,222	(3)%	(2)%
Card-based fees	9,743	9,848	10,195	8,893	9,597	(1)%	2%
Other fee-based revenue	4,596	4,998	4,968	4,774	4,497	(8)%	2%
Total fee-based revenue	51,608	52,237	50,598	46,068	50,132	(1)%	3%
Capital markets, net	8,118	5,898	7,222	6,910	7,935	38%	2%
Mortgage servicing fees, net(a)	(1,397)	(973)	(957)	(781)	2,062	(44)%	N/M
Gains (losses) and fair value adjustments on loans held for sale	14,744	14,733	14,536	20,976	9,756	—%	51%
Fair value adjustment on portfolio loans transferred to held for sale	—	—	509	—	3,423	—%	(100)%
Mortgage servicing rights (impairment) recovery	10,578	776	(1,451)	(7,932)	(9,098)	N/M	N/M
Mortgage banking, net	23,925	14,537	12,636	12,263	6,143	65%	N/M
Bank and corporate owned life insurance	2,702	3,978	3,074	3,625	3,094	(32)%	(13)%
Insurance commissions and fees	76	92	114	22,430	22,608	(17)%	(100)%
Other	3,141	2,879	2,232	2,737	2,352	9%	34%
Subtotal	89,570	79,621	75,877	94,034	92,264	12%	(3)%
Asset gains (losses), net	4,809	(1,356)	(339)	157,361	(77)	N/M	N/M
Investment securities gains(losses), net	(39)	—	7	3,096	6,118	N/M	N/M
Gain/loss on the sale of branches, net	1,002	7,449	—	—	—	(87)%	N/M
Total noninterest income	$95,343	$85,714	$75,545	$254,490	$98,306	11%	(3)%
Mortgage loans originated for sale during period	$412,645	$323,101	$458,361	$550,419	$310,254	28%	33%
Mortgage loan settlements during period	400,135	338,794	598,509	725,003	297,265	18%	35%
Mortgage portfolio loans transferred to held for sale during period	—	—	69,532	—	199,587	—%	(100)%
Assets under management, at market value(b)	12,553	13,314	12,195	11,755	10,454	(6)%	20%
N/M = Not Meaningful
(a) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(b) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Mortgage banking, net was up $18 million from the first three months of 2020 due to an $11 million recovery of MSRs impairment during the quarter, compared to impairment of $9 million during the first three months of 2020.
•Insurance commission and fees was down $23 million, from the first three months of 2020, driven by the sale of ABRC during the second quarter of 2020, which largely eliminated insurance commissions and fees.
•Asset gains (losses), net was up $5 million from the first three months of 2020, driven by a gain of $2 million from the sale of Whitnell and gains of $3 million from private equity investments.
•Investment securities gains (losses), net was down $6 million from the first three of 2020 due to fewer securities being sold at a gain.

Noninterest Expense
Table 4 Noninterest Expense

						1Q21 Change vs
($ in Thousands)	1Q21	4Q20	3Q20	2Q20	1Q20	4Q20	1Q20
Personnel	$104,026	$98,033	$108,567	$111,350	$114,200	6%	(9)%
Technology	20,740	19,574	19,666	21,174	20,799	6%	—%
Occupancy	16,156	15,678	17,854	14,464	16,069	3%	1%
Business development and advertising	4,395	5,421	3,626	3,556	5,826	(19)%	(25)%
Equipment	5,518	5,555	5,399	5,312	5,439	(1)%	1%
Legal and professional	6,530	5,737	5,591	5,058	5,160	14%	27%
Loan and foreclosure costs	2,220	3,758	2,118	3,605	3,120	(41)%	(29)%
FDIC assessment	4,750	5,700	3,900	5,250	5,500	(17)%	(14)%
Other intangible amortization	2,236	2,253	2,253	2,872	2,814	(1)%	(21)%
Loss on prepayments of FHLB advances	—	—	44,650	—	—	N/M	N/M
Other	8,775	11,141	13,963	10,766	13,263	(21)%	(34)%
Total noninterest expense	$175,347	$172,850	$227,587	$183,407	$192,191	1%	(9)%
Average FTEs(a)	4,020	4,134	4,374	4,701	4,631	(3)%	(13)%
(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense decreased $10 million or 9% from the first three months of 2020, primarily due to having fewer employees as a result of the sale of ABRC, corporate restructurings and branch sales, offset by an increase in incentives and commission.
Income Taxes
The Corporation recognized income tax expense of $25 million for the three months ended March 31, 2021, compared to income tax expense of $10 million for the three months ended March 31, 2020. The Corporation's effective tax rate was 20.69% for the first three months of 2021, compared to an effective tax rate of 18.23% for the first three months of 2020. The higher income tax expense was driven primarily by an increase in income before tax. The Corporation expects a full year effective tax rate of 19% to 21%, assuming no change in the corporate tax rate.
Income tax expense recorded on the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations, and is, therefore, considered a critical accounting policy. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and / or reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See section Critical Accounting Policies, in the Corporation’s 2020 Annual Report on Form 10-K for additional information on income taxes.

Balance Sheet Analysis
•At March 31, 2021, total assets were $34.6 billion, up $1.2 billion, or 3%, from December 31, 2020 and up $667 million, or 2%, from March 31, 2020.
•Interest bearing deposits in other financial institutions were $1.6 billion at March 31, 2021, up $1.3 billion and $1.4 billion from December 31, 2020 and March 31, 2020, respectively, primarily due to excess reserves being held at the Federal Reserve.
•Loans of $24.2 billion at March 31, 2021 were down $289 million, or 1%, from December 31, 2020 and down $203 million, or 1% from March 31, 2020. See Note 7 Loans for additional details.
•At March 31, 2021, total deposits of $27.7 billion were up $1.2 billion, or 5%, from December 31, 2020 and were up $2.0 billion, or 8%, from March 31, 2020. Government stimulus programs and a partially closed down economy has led to customers holding higher deposit balances. See section Deposits and Customer Funding for additional information on deposits.
•FHLB advances were $1.6 billion at both March 31, 2021 and December 31, 2020, and down $1.6 billion, or 49%, from March 31, 2020, primarily driven by the Corporation's prepayment of $950 million in long-term FHLB advances during the third quarter of 2020.
•Preferred equity was $354 million at both March 31, 2021 and December 31, 2020, and up $97 million, or 38%, from March 31, 2020. On June 9, 2020, the Corporation issued $100 million, or $97 million net of issuance costs, of 5.625% Non-Cumulative Perpetual Preferred Stock, Series F.
Loans
Table 5 Period End Loan Composition

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$836,566	3%	$767,757	3%	$1,022,217	4%	$1,012,033	4%	$—	—%
Commercial and industrial	7,664,501	32%	7,701,422	31%	7,933,404	32%	7,968,709	32%	8,517,974	35%
Commercial real estate — owner occupied	883,237	4%	900,912	4%	904,997	4%	914,385	4%	940,687	4%
Commercial and business lending	9,384,303	39%	9,370,091	38%	9,860,618	39%	9,895,127	40%	9,458,661	39%
Commercial real estate — investor	4,260,706	18%	4,342,584	18%	4,320,926	17%	4,174,125	17%	4,038,036	17%
Real estate construction	1,882,299	8%	1,840,417	8%	1,859,609	7%	1,708,189	7%	1,544,858	6%
Commercial real estate lending	6,143,004	25%	6,183,001	25%	6,180,536	25%	5,882,314	24%	5,582,894	23%
Total commercial	15,527,307	64%	15,553,091	64%	16,041,154	64%	15,777,441	64%	15,041,555	62%
Residential mortgage	7,685,218	32%	7,878,324	32%	7,885,523	32%	7,933,518	32%	8,132,417	33%
Home equity	651,647	3%	707,255	3%	761,593	3%	795,671	3%	844,901	3%
Other consumer	298,156	1%	313,054	1%	315,483	1%	326,040	1%	346,761	1%
Total consumer	8,635,020	36%	8,898,632	36%	8,962,599	36%	9,055,230	36%	9,324,079	38%
Total loans	$24,162,328	100%	$24,451,724	100%	$25,003,753	100%	$24,832,671	100%	$24,365,633	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2020 and the first three months of 2021. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of March 31, 2021 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
PPP	$—	$836,566	$—	$836,566	3%
Commercial and industrial	7,079,691	479,171	105,640	7,664,501	32%
Commercial real estate — owner occupied	478,388	237,177	167,671	883,237	4%
Commercial real estate — investor	3,866,975	292,594	101,137	4,260,706	18%
Real estate construction	1,859,917	12,057	10,324	1,882,299	8%
Residential mortgage - Adjustable(b)	508,921	1,125,983	1,729,486	3,364,391	14%
Residential mortgage - Fixed	37,612	95,429	4,187,785	4,320,827	18%
Home equity	27,204	92,789	531,654	651,647	3%
Other consumer	41,482	59,335	197,339	298,156	1%
Total loans	$13,900,190	$3,231,100	$7,031,037	$24,162,328	100%
Fixed rate	$5,404,162	$1,921,843	$4,737,476	$12,063,481	50%
Floating or adjustable rate	8,496,028	1,309,257	2,293,561	12,098,846	50%
Total	$13,900,190	$3,231,100	$7,031,037	$24,162,328	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At March 31, 2021, $17.5 billion, or 72%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2021, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

March 31, 2021	% of Total Loans	% of Total Commercial and Business Lending
Finance and Insurance	7%	19%
Utilities	7%	18%
Manufacturing and Wholesale Trade	6%	17%
Real Estate	5%	12%
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

March 31, 2021	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	5%	30%
Office	4%	24%
Retail	3%	19%
Industrial	3%	18%
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
Real estate construction: Real estate construction loans are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multi-family projects, or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well known to the Corporation and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.
Table 9 Largest Real Estate Construction Property Type Exposures

March 31, 2021	% of Total Loans	% of Total Real Estate Construction
Multi-Family	3%	38%

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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2021. The majority of the on balance sheet residential mortgage portfolio consists of LIBOR or constant maturity treasury based, hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
In 2014, the Financial Stability Oversight Council and Financial Stability Board raised concerns about the reliability and robustness of LIBOR and called for the development of alternative interest rate benchmarks. The ARRC, through authority from the Federal Reserve, have selected the SOFR as the alternative rate and developed a paced transition plan which addresses the risk that LIBOR may not exist beyond the end of 2021. There are still many components of this plan which have not been fully decided or implemented in the industry. As a result, the Corporation is reaching out to certain borrowers offering an opportunity to refinance or modify their loans to avoid any uncertainty around the LIBOR transition. Performing borrowers can modify or refinance to a fixed interest rate or an adjustable rate mortgage tied to the one-year treasury adjusted to a constant maturity of one-year with an appropriate margin. This provides the Bank and borrower with greater certainty around the loan structure.

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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines of credit and loans consist of a combination of both borrower FICO and the original cumulative LTV against the property securing the loan. During the second quarter of 2020, in the volatile economic environment, the Corporation reduced its exposure by reducing its maximum LTV on home equity lines of credit from 90% to 80%, among other changes, while maintaining the minimum acceptable FICO at 670. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. During the third quarter of 2020, based upon an analysis of market conditions and uncertainty around the timing and scope of the anticipated economic recovery, the Corporation temporarily suspended new applications for home equity lines of credit. Due to improving economic conditions, the Corporation resumed applications for home equity lines of credit in the first quarter of 2021. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. See section Loans for additional information on loans.
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $115 million and $118 million of student loans at March 31, 2021 and December 31, 2020, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic and the passage of the CARES Act, government guaranteed student loans had been placed on an administrative forbearance through September 30, 2020. Subsequently, on August 8, 2020, President Trump directed the Secretary of Education to continue to suspend loan payments, stop collections, and waive interest on U.S. Department of Education held federal student loans through December 31, 2020. On December 4, 2020, the relief measures were extended through January 31, 2021, and on January 20, 2021, President Biden extended the federal student loan relief through September 30, 2021. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

COVID-19 Update:
Beginning on April 3, 2020, the Corporation began originating SBA loans under the PPP, which are included in commercial and business lending loans, to help businesses keep their workforce employed and cover other working capital needs during the COVID-19 pandemic. All complete eligible applications for the PPP have been processed in the order in which they have been received. The Corporation began submitting PPP forgiveness applications on behalf of our customers on September 14, 2020. Forgiveness payments from the SBA began to be received in the fourth quarter of 2020. The Corporation received approximately $248 million and $221 million of forgiveness payments in 2020 and 2021, respectively, with nearly all of the remaining loans expected to be forgiven throughout the remainder of 2021. On December 27, 2020, the Economic Aid Act was signed into law, which included another round of PPP funding. The Corporation began originating the new round of PPP loans in January 2021. As of March 31, 2021, the Corporation had funded $293 million of PPP loans in this most recent round.
The following table summarizes the balance segmentation of the PPP loans and associated deferred fees as of March 31, 2021:
Table 10 Paycheck Protection Program Loan Segmentation

	Round 1 & 2			Round 3			Total
	Originated Loans	Originated Balance	Outstanding Balance	Originated Loans	Originated Balance	Outstanding Balance	Outstanding Balance
($ in Thousands)
>=$2,000,000	99	$335,534	$292,427	10	$20,000	$20,000	$312,427
< $2,000,000 And > $350,000	485	386,245	118,800	145	106,778	106,778	225,578
<=$350,000	7,495	344,007	133,126	4,158	165,753	165,434	298,560
Total	8,079	$1,065,786	$544,353	4,313	$292,531	$292,213	$836,566
Deferred fees			$6,072			$11,504	$17,576

The following table summarizes loan forbearances outstanding in response to the COVID-19 pandemic as of March 31, 2021 as a result of the loan forbearance program:

Table 11 COVID-19 Loan Forbearances

($ in Thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Commercial and business lending	$5,521	$12,377	$61,535	$187,708	$345
Commercial real estate	12,115	18,368	248,842	675,382	595
Total consumer	19,724	47,835	375,794	724,921	428
Total	$37,360	$78,579	$686,171	$1,588,011	$1,368

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 12 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and other NPAs:
Table 12 Nonperforming Assets

($ in Thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Nonperforming assets
Commercial and industrial	$33,192	$61,859	$105,899	$80,239	$58,854
Commercial real estate — owner occupied	7	1,058	2,043	1,932	1,838
Commercial and business lending	33,200	62,917	107,941	82,171	60,692
Commercial real estate — investor	58,485	78,220	50,458	11,172	1,091
Real estate construction	327	353	392	503	486
Commercial real estate lending	58,813	78,573	50,850	11,675	1,577
Total commercial	92,012	141,490	158,792	93,846	62,269
Residential mortgage	61,256	59,337	62,331	66,656	64,855
Home equity	9,792	9,888	10,277	10,829	9,378
Other consumer	231	140	190	276	215
Total consumer	71,280	69,364	72,798	77,761	74,448
Total nonaccrual loans	163,292	210,854	231,590	171,607	136,717
Commercial real estate owned	2,092	2,185	2,113	2,968	3,105
Residential real estate owned	1,501	1,194	1,535	3,573	5,994
Bank properties real estate owned	20,995	10,889	15,335	13,723	13,431
OREO	24,588	14,269	18,983	20,264	22,530
Other nonperforming assets	—	—	909	909	6,004
Total nonperforming assets	$187,880	$225,123	$251,481	$192,780	$165,251
Accruing loans past due 90 days or more
Commercial	$190	$175	$763	$385	$436
Consumer	1,485	1,423	1,091	1,081	1,819
Total accruing loans past due 90 days or more	$1,675	$1,598	$1,854	$1,466	$2,255
Restructured loans (accruing)(a)
Commercial	$27,356	$41,119	$18,407	$18,189	$18,767
Consumer	13,464	10,973	8,485	7,114	7,618
Total restructured loans (accruing)	$40,820	$52,092	$26,891	$25,303	$26,384
Nonaccrual restructured loans (included in nonaccrual loans)	$17,624	$20,190	$23,844	$25,362	$24,204
Ratios
Nonaccrual loans to total loans	0.68%	0.86%	0.93%	0.69%	0.56%
NPAs to total loans plus OREO	0.78%	0.92%	1.01%	0.78%	0.68%
NPAs to total assets	0.54%	0.67%	0.72%	0.54%	0.49%
Allowance for credit losses on loans to nonaccrual loans	247.23%	204.63%	190.85%	249.74%	288.24%
(a) Does not include any restructured loans related to COVID-19 in accordance with Section 4013 of the CARES Act.

Table 12 Nonperforming Assets (continued)

($ in Thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Accruing loans 30-89 days past due
Commercial and industrial	$526	$6,119	$298	$716	$976
Commercial real estate — owner occupied	—	373	870	199	51
Commercial and business lending	526	6,492	1,167	916	1,027
Commercial real estate — investor	5,999	12,793	409	13,874	14,462
Real estate construction	977	991	111	385	179
Commercial real estate lending	6,976	13,784	520	14,260	14,641
Total commercial	7,502	20,276	1,687	15,175	15,668
Residential mortgage	3,973	10,385	6,185	3,023	10,102
Home equity	2,352	4,802	5,609	3,108	7,001
Other consumer	1,270	1,599	1,351	1,482	1,777
Total consumer	7,594	16,786	13,144	7,613	18,879
Total accruing loans 30-89 days past due	$15,097	$37,062	$14,831	$22,788	$34,547
Potential problem loans
PPP(a)	$22,398	$18,002	$19,161	$19,161	$—
Commercial and industrial	122,143	121,487	144,159	176,270	149,747
Commercial real estate — owner occupied	15,965	26,179	22,808	15,919	15,802
Commercial and business lending	160,506	165,668	186,129	211,350	165,550
Commercial real estate — investor	85,752	91,396	100,459	88,237	61,030
Real estate construction	13,977	19,046	2,178	2,170	1,753
Commercial real estate lending	99,728	110,442	102,637	90,407	62,783
Total commercial	260,234	276,111	288,766	301,758	228,333
Residential mortgage	2,524	3,749	2,396	3,157	3,322
Home equity	1,729	2,068	1,632	1,921	2,238
Total consumer	4,254	5,817	4,028	5,078	5,559
Total potential problem loans	$264,488	$281,928	$292,794	$306,836	$233,892
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
Potential problem loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACLL. Potential problem loans are generally defined by management to include loans rated as substandard by management that are collectively evaluated (not nonaccrual loans or accruing TDRs); however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans.
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for March 2021 in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting policy, see section Critical Accounting Policies for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 12 provides additional information regarding NPAs, and Table 13 and Table 14 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at March 31, 2021 and December 31, 2020 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 13 Allowance for Credit Losses on Loans

	Quarter Ended
($ in Thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Allowance for Loan Losses
Balance at beginning of period	$383,702	$384,711	$363,803	$337,793	$201,371
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	N/A	N/A	112,457
Balance at beginning of period, adjusted	383,702	384,711	363,803	337,793	313,828
Provision for loan losses	(26,000)	26,500	50,500	52,500	34,957
Provision for loan losses recorded at acquisition	N/A	N/A	N/A	N/A	2,543
Gross up of allowance for PCD loans at acquisition	N/A	N/A	N/A	N/A	3,504
Charge offs	(13,174)	(30,315)	(34,079)	(28,351)	(19,308)
Recoveries	8,410	2,805	4,488	1,861	2,268
Net (charge offs) recoveries	(4,764)	(27,510)	(29,592)	(26,490)	(17,040)
Balance at end of period	$352,938	$383,702	$384,711	$363,803	$337,793
Allowance for Unfunded Commitments
Balance at beginning of period	$47,776	$57,276	$64,776	$56,276	$21,907
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	N/A	N/A	18,690
Balance at beginning of period, adjusted	47,776	57,276	64,776	56,276	40,597
Provision for unfunded commitments	3,000	(9,500)	(7,500)	8,500	15,500
Amount recorded at acquisition	—	—	—	—	179
Balance at end of period	$50,776	$47,776	$57,276	$64,776	$56,276
Allowance for credit losses on loans	$403,714	$431,478	$441,988	$428,579	$394,069
Provision for credit losses on loans	(23,000)	17,000	43,000	61,000	53,000
Net loan (charge offs) recoveries
Commercial and industrial	$1,367	$(8,514)	$(24,834)	$(24,919)	$(15,049)
Commercial real estate — owner occupied	4	143	(416)	1	—
Commercial and business lending	1,370	(8,371)	(25,249)	(24,919)	(15,048)
Commercial real estate — investor	(5,886)	(18,696)	(3,609)	28	—
Real estate construction	29	43	(21)	(3)	11
Commercial real estate lending	(5,857)	(18,653)	(3,630)	25	11
Total commercial	(4,487)	(27,024)	(28,879)	(24,893)	(15,037)
Residential mortgage	(109)	(162)	(79)	(215)	(912)
Home equity	344	335	156	(303)	71
Other consumer	(511)	(659)	(790)	(1,078)	(1,162)
Total consumer	(277)	(486)	(712)	(1,596)	(2,003)
Total net (charge offs) recoveries	$(4,764)	$(27,510)	$(29,592)	$(26,490)	$(17,040)
Ratios
Allowance for credit losses on loans to total loans	1.67%	1.76%	1.77%	1.73%	1.62%
Allowance for credit losses on loans to net charge offs (annualized)	20.9x	3.9x	3.8x	4.0x	5.7x
Loan Evaluation Method for ACLL
Individually evaluated for impairment	43,262	79,831	88,030	81,243	72,084
Collectively evaluated for impairment	360,452	351,646	353,957	347,336	321,985
Total ACLL	403,714	431,478	441,988	428,579	394,069
Loan Balance
Individually evaluated for impairment	180,006	259,497	256,536	218,293	223,962
Collectively evaluated for impairment	23,982,321	24,192,227	24,747,216	24,614,378	24,141,672
Total loan balance	24,162,328	24,451,724	25,003,753	24,832,671	24,365,633

Table 14 Annualized Net (Charge Offs) Recoveries(a)

	Quarter Ended
(In basis points)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net loan (charge offs) recoveries
Commercial and industrial	7	(45)	(126)	(121)	(81)
Commercial real estate — owner occupied	—	6	(18)	—	—
Commercial and business lending	6	(35)	(103)	(100)	(72)
Commercial real estate — investor	(55)	(173)	(34)	—	—
Real estate construction	1	1	—	—	—
Commercial real estate lending	(38)	(121)	(24)	—	—
Total commercial	(12)	(69)	(73)	(64)	(44)
Residential mortgage	(1)	(1)	—	(1)	(4)
Home equity	21	18	8	(15)	3
Other consumer	(68)	(83)	(98)	(128)	(134)
Total consumer	(1)	(2)	(3)	(7)	(8)
Total net (charge offs) recoveries	(8)	(44)	(47)	(42)	(29)
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans decreased $289 million, or 1%, from December 31, 2020 and decreased $203 million, or 1%, from March 31, 2020. The decrease from March 31, 2020 was primarily driven by decreases in consumer lending, which was partially offset by an increase in CRE loans. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.
•Potential problem loans decreased $17 million, or 6%, from December 31, 2020, but increased $31 million, or 13%, from March 31, 2020. The decrease from December 31, 2020 was primarily due to decreases in CRE and commercial and business lending, while the increase from March 31, 2020 was primarily driven by CRE loans. CRE loans were negatively impacted during the COVID-19 pandemic and saw an increase in potential problem loans throughout 2020. As economic conditions have improved throughout 2021, there have been decreases in CRE potential problem loans. See Table 12 for additional information regarding potential problem loans.
•Total nonaccrual loans decreased $48 million, or 23%, from December 31, 2020, but increased $27 million, or 19%, from March 31, 2020. The decrease from December 31, 2020 was primarily due to decreases in commercial and industrial loans and CRE - investor loans, while the increase from March 31, 2020 was primarily driven by an increase in CRE lending, which was partially offset by a decrease in commercial and industrial lending. As economic conditions trended downward in 2020, due to the COVID-19 pandemic, nonaccrual loans increased. As economic conditions have been improving throughout 2021, nonaccrual loans have decreased. See Note 7 Loans of the notes to consolidated financial statements and Table 12 for additional disclosures on the changes in asset quality.
•Net charge offs decreased $12 million from March 31, 2020, primarily driven by decreased charge off amounts in commercial and industrial loans. See Table 13 and Table 14 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at March 31, 2021.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 15 Period End Deposit and Customer Funding Composition

	March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020		March 31, 2020
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$8,496,194	31%	$7,661,728	29%	$7,489,048	28%	$7,573,942	29%	$6,107,386	24%
Savings	4,032,830	15%	3,650,085	14%	3,529,423	13%	3,394,930	13%	3,033,039	12%
Interest-bearing demand	5,748,353	21%	6,090,869	23%	5,979,449	22%	5,847,349	22%	6,170,071	24%
Money market	7,838,437	28%	7,322,769	28%	7,687,775	29%	7,486,319	28%	7,717,739	30%
Brokered CDs	—	—%	—	—%	—	—%	4,225	—%	65,000	—%
Other time	1,561,352	6%	1,757,030	7%	2,026,852	8%	2,244,680	8%	2,568,345	10%
Total deposits	$27,677,166	100%	$26,482,481	100%	$26,712,547	100%	$26,551,444	100%	$25,661,580	100%
Customer funding(a)	182,228		245,247		198,741		178,398		142,174
Total deposits and customer funding	$27,859,394		$26,727,727		$26,911,289		$26,729,842		$25,803,754
Network transaction deposits(b)	$1,054,634		$1,197,093		$1,390,778		$1,496,958		$1,731,996
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$26,804,761		$25,530,634		$25,520,511		$25,228,660		$24,006,758
Time deposits of more than $250,000	$246,037		$341,068		$463,739		$559,434		$756,195
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•Total deposits, which are the Corporation's largest source of funds, increased $1.2 billion, or 5%, from December 31, 2020, and increased $2.0 billion, or 8%, from March 31, 2020, primarily driven by customers holding proceeds from government stimulus programs in their deposit accounts.
•Noninterest-bearing deposits increased $834 million, or 11%, from December 31, 2020, and increased $2.4 billion, or 39%, from March 31, 2020. Savings accounts increased $383 million, or 10%, from December 31, 2020, and increased $1.0 billion, or 33%, from March 31, 2020. These increases were primarily due to government stimulus program inflows.
•Time deposits decreased $196 million, or 11%, from December 31, 2020, and decreased $1.1 billion, or 41%, from March 31, 2020, due to higher priced time deposits rolling off as they mature.
•Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts, comprised 94% of the Corporation's total deposits at March 31, 2021.
•Included in the above amounts were $1.1 billion of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 4% of the Corporation's total deposits at March 31, 2021. Network deposits decreased $142 million, or 12%, from December 31, 2020, and decreased $677 million, or 39%, from March 31, 2020.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2021, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of March 31, 2021, the Bank had $5.7 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2021, the Bank had $752 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $51 million was outstanding as of March 31, 2021.
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
•Other issuances by the Parent Company; the Corporation intends to file an updated universal shelf registration statement with the SEC, under which the Parent Company may offer the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.
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

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at March 31, 2021 are displayed below:
Table 16 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable
For the three months ended March 31, 2021, net cash provided by operating activities and financing activities was $158 million and $1.1 billion, respectively, while net cash used in investing activities was $12 million for a net increase in cash and cash equivalents of $1.2 billion since year-end 2020. At March 31, 2021, assets of $34.6 billion increased $1.2 billion, or 3%, from year-end 2020, primarily driven by a $1.3 billion increase in interest-bearing deposits in other financial institutions, offset by a $289 million, or 1%, decrease in loans. On the funding side, deposits of $27.7 billion increased $1.2 billion, or 5%, from year-end related to deposit inflows from government stimulus programs.
For the three months ended March 31, 2020, net cash used in operating activities and investing activities was $20 million and $928 million, respectively, while net cash provided by financing activities was $1.0 billion for a net increase in cash and cash equivalents of $90 million since year-end 2019. At March 31, 2020, assets of $33.9 billion increased $1.5 billion, or 5%, from year-end 2019, primarily driven by a $1.5 billion, or 7%, increase in loans as customers drew on their lines to enhance their liquidity in response to the uncertainty surrounding the COVID-19 pandemic. Additionally, on February 14, 2020, the Corporation added $370 million in loans from the First Staunton acquisition. On the funding side, deposits of $25.7 billion increased $1.9 billion, or 8%, from year-end as advances on customer's loans were deposited into their deposit account increasing their liquidity. Additionally, on February 14, 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first three months of 2021.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at March 31, 2021.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2020 Annual Report on Form 10-K.
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
Table 17 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Dynamic Forecast March 31, 2021	Static Forecast March 31, 2021	Dynamic Forecast December 31, 2020	Static Forecast December 31, 2020
Gradual Rate Change
100 bp increase in interest rates	6.6%	6.4%	6.2%	6.3%
200 bp increase in interest rates	13.9%	13.3%	12.8%	12.7%
At March 31, 2021, the MVE profile indicates an increase in net balance sheet value due to instantaneous upward changes in rates.

Table 18 Market Value of Equity Sensitivity

	March 31, 2021	December 31, 2020
Instantaneous Rate Change
100 bp increase in interest rates	0.9%	1.9%
200 bp increase in interest rates	1.4%	2.8%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at March 31, 2021, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 19 Contractual Obligations and Other Commitments

($ in Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$1,194,134	$307,396	$59,817	$5	$1,561,352
Short-term funding	189,678	—	—	—	189,678
FHLB advances	17,822	7,337	1,000,466	604,340	1,629,966
Other long-term funding	299,865	923	248,940	—	549,729
Operating leases	7,516	11,189	8,093	9,281	36,079
Commitments to extend credit	5,444,007	3,875,437	1,040,485	151,284	10,511,213
Total	$7,153,022	$4,202,282	$2,357,802	$764,911	$14,478,017
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at March 31, 2021 is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding. See also Note 18 Leases of the notes to consolidated financial statements for additional information on the Corporation's operating leases.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2021, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 20 Capital Ratios

	Quarter Ended
($ in Thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Risk-based Capital(a)
CET1	$2,759,473	$2,706,010	$2,671,739	$2,651,286	$2,421,135
Tier 1 capital	3,112,239	3,058,809	3,024,710	3,004,424	2,676,951
Total capital	3,682,720	3,632,807	3,601,705	3,577,757	3,249,807
Total risk-weighted assets	25,640,395	25,903,415	26,141,710	25,864,463	25,866,140
CET1 capital ratio	10.76%	10.45%	10.22%	10.25%	9.36%
Tier 1 capital ratio	12.14%	11.81%	11.57%	11.62%	10.35%
Total capital ratio	14.36%	14.02%	13.78%	13.83%	12.56%
Tier 1 leverage ratio	9.53%	9.37%	9.02%	9.08%	8.50%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.94%	12.24%	11.66%	11.34%	11.18%
Dividend payout ratio(b)	31.03%	45.00%	69.23%	19.15%	66.67%
Return on average assets	1.14%	0.78%	0.51%	1.72%	0.57%
Annualized noninterest expense / average assets	2.11%	2.02%	2.55%	2.12%	2.37%
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

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2021.
In February 2019, the federal bank regulatory agencies issued a final rule (the "2019 CECL Rule") that revised certain capital regulations to account for changes to credit loss accounting under GAAP. The rule included a transition option that allowed banking organizations to phase in, over a three-year period, the day-one impact of CECL adoption on regulatory capital ratios. In August 2020, the federal bank regulatory agencies issued a final rule that maintains the three-year transition option of the 2019 CECL Rule and also provided an option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology's effect on regulatory capital, followed by a three-year transition period. The Corporation has elected to utilize the CECL Transition Provision granted by the banking regulators. Under these provisions, the Day 1 capital impact relating to the adoption of ASU 2016-13 and 25% of the difference between the period end ACL and the Day 1 ACL will be 100% deferred for 2 years, and then phased in over the next 3 years. At March 31, 2021, the Corporation had a modified CECL transitional amount of $111 million.

Non-GAAP Measures
Table 21 Non-GAAP Measures

	Quarter Ended
($ in Thousands)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Selected equity and performance ratios(a)(b)
Tangible common equity / tangible assets	7.80%	7.94%	7.50%	7.25%	6.90%
Return on average equity	9.32%	6.58%	4.46%	15.55%	4.80%
Return on average tangible common equity	14.03%	9.75%	6.36%	25.45%	7.31%
Return on average CET1	13.25%	9.16%	5.98%	23.71%	6.84%
Return on average tangible assets	1.18%	0.81%	0.52%	1.78%	0.59%
Average stockholders' equity / average assets	12.18%	11.90%	11.35%	11.04%	11.79%
Tangible common equity reconciliation(a)
Common equity	$3,774,268	$3,737,421	$3,691,796	$3,670,612	$3,533,755
Goodwill and other intangible assets, net	(1,169,694)	(1,177,554)	(1,178,409)	(1,180,661)	(1,284,111)
Tangible common equity	$2,604,575	$2,559,867	$2,513,387	$2,489,951	$2,249,644
Tangible Assets Reconciliation(a)
Total assets	$34,575,255	$33,419,783	$34,698,746	$35,501,464	$33,908,056
Goodwill and other intangible assets, net	(1,169,694)	(1,177,554)	(1,178,409)	(1,180,661)	(1,284,111)
Tangible assets	$33,405,561	$32,242,230	$33,520,337	$34,320,803	$32,623,944
Average tangible common equity and average CET1 reconciliation(a)(b)
Common equity	$3,750,479	$3,699,957	$3,680,687	$3,566,293	$3,585,083
Goodwill and other intangible assets, net	(1,174,617)	(1,178,165)	(1,179,796)	(1,281,176)	(1,272,175)
Tangible common equity	2,575,862	2,521,792	2,500,891	2,285,117	2,312,908
Modified CECL transitional amount	115,649	122,828	120,228	115,272	101,340
Accumulated other comprehensive loss (income)	(5,337)	(3,668)	(3,682)	7,663	10,398
Deferred tax assets (liabilities), net	40,608	41,578	42,183	44,777	46,635
Average CET1	$2,726,782	$2,682,530	$2,659,620	$2,452,829	$2,471,281
Average tangible assets reconciliation(a)
Total assets	$33,684,143	$34,075,792	$35,550,359	$34,845,943	$32,577,005
Goodwill and other intangible assets, net	(1,174,617)	(1,178,165)	(1,179,796)	(1,281,176)	(1,272,175)
Tangible assets	$32,509,526	$32,897,626	$34,370,563	$33,564,768	$31,304,829
Efficiency ratio reconciliation(c)
Federal Reserve efficiency ratio	65.74%	59.68%	85.41%	43.49%	70.37%
Fully tax-equivalent adjustment	(0.97)%	(0.84)%	(1.29)%	(0.39)%	(0.96)%
Other intangible amortization	(0.82)%	(0.82)%	(0.87)%	(0.65)%	(0.95)%
Fully tax-equivalent efficiency ratio	63.96%	58.02%	83.25%	42.46%	68.47%
Acquisition related costs adjustment	(0.01)%	—%	(0.08)%	(0.12)%	(0.58)%
Provision for unfunded commitments adjustment	(1.09)%	3.42%	2.87%	(1.91)%	(5.18)%
Asset gains (losses), net adjustment	1.12%	(0.30)%	(0.11)%	22.10%	(0.02)%
Branch Sales	0.24%	1.68%	—%	—%	—%
3Q 2020 Initiatives(d)	—%	—%	(22.90)%	—%	—%
Adjusted efficiency ratio	64.21%	62.83%	63.02%	62.53%	62.70%
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
(c) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs, and 3Q 2020 initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, acquisition related costs, asset gains (losses), net, and gain on sale of branches. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs, provision for unfunded commitments, asset gains (losses), net, branch sales, and third quarter of 2020 initiatives.
(d) Third quarter of 2020 initiatives consisted of cost saving efforts that were executed during the third quarter of 2020. These initiatives included a $45 million loss on prepayment of FHLB advances, $10 million in severance, and $6 million in write-downs related to branch sales and lease breakage related to announced branch consolidations.

Sequential Quarter Results
The Corporation reported net income of $94 million for the first quarter of 2021, compared to net income of $67 million for the fourth quarter of 2020. Net income available to common equity was $89 million for the first quarter of 2021, or $0.58 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2020 was $62 million, or $0.40 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2021 was $180 million, $12 million, or 6%, lower than the fourth quarter of 2020. The net interest margin in the first quarter of 2021 was down 10 bp to 2.39%. Average earning assets decreased $400 million, or 1%, to $30.3 billion in the first quarter of 2021, with decreases of $218 million in loans and $181 million in investments. On the funding side, short and long-term funding decreased $518 million from the fourth quarter of 2020 primarily due to the paydown of PPPLF borrowings (see Table 2).
The provision for credit losses had a release of $23 million for the first quarter of 2021, compared to $17 million of expense for the fourth quarter of 2020 (see Table 13). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the first quarter of 2021 increased $10 million, or 11%, from the fourth quarter of 2020, primarily due to the increase of $9 million in mortgage banking, net, driven by the recovery of MSRs impairment (see Table 3).
Noninterest expense of $175 million increased $2 million, or 1%, from the fourth quarter of 2020, primarily due to higher personnel expense, partially offset by OREO write downs related to the closure of branches during the fourth quarter of 2020. (see Table 4).
For the first quarter of 2021, the Corporation recognized income tax expense of $25 million, compared to income tax expense of $17 million for the fourth quarter of 2020. The higher income tax expense during the first quarter of 2021 compared to the fourth quarter of 2020 was primarily driven by an increase in income before taxes. See Income Taxes section for a detailed discussion on income taxes.
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

Table 22 Selected Segment Financial Data

	Three Months Ended March 31,
($ in Thousands)	2021	2020	% Change
Corporate and Commercial Specialty
Total revenue(a)	$142,876	$135,761	5%
Provision for credit losses	17,509	12,172	44%
Noninterest expense	57,725	54,304	6%
Income tax expense (benefit)	12,649	12,940	(2)%
Net income	54,993	56,344	(2)%
Average earning assets	14,562,174	12,993,498	12%
Average loans	14,629,667	13,045,630	12%
Average deposits	9,561,666	9,027,986	6%
Average allocated capital (Average CET1)(b)	1,467,932	1,328,293	11%
Return on average allocated capital (ROCET1)(b)	15.19%	17.06%	-187 bp
Community, Consumer, and Business
Total revenue	$127,278	$146,942	(13)%
Provision for credit losses	5,099	5,108	—%
Noninterest expense	97,346	113,777	(14)%
Income tax expense (benefit)	5,215	5,892	(11)%
Net income	19,618	22,165	(11)%
Average earning assets	9,102,883	9,390,271	(3)%
Average loans	9,034,449	9,329,349	(3)%
Average deposits	16,080,866	13,691,417	17%
Average allocated capital (Average CET1)(b)	498,630	549,689	(9)%
Return on average allocated capital (ROCET1)(b)	15.96%	16.22%	-26 bp
Risk Management and Shared Services
Total revenue	$1,091	$18,545	(94)%
Provision for credit losses	(45,612)	35,720	N/M
Noninterest expense	20,275	24,110	(16)%
Income tax expense (benefit)	6,737	(8,613)	N/M
Net income	19,690	(32,672)	N/M
Average earning assets	6,666,951	6,832,924	(2)%
Average loans	799,233	933,639	(14)%
Average deposits	1,162,027	1,572,546	(26)%
Average allocated capital (Average CET1)(b)	760,220	593,299	28%
Return on average allocated capital (ROCET1)(b)	7.73%	(24.72)%	N/M
Consolidated Total
Total revenue(a)	$271,245	$301,248	(10)%
Return on average allocated capital (ROCET1)(b)	13.25%	6.84%	N/M
N/M = Not meaningful
(a) Includes $2 million pre-tax gain on sale of Whitnell.
(b) The Federal Reserve establishes capital adequacy requirements for the Corporation, including CET1. For segment reporting purposes, the return on CET1 ("ROCET1") reflects return on average allocated CET1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.
Notable Changes in Segment Financial Data
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals and small to mid-sized businesses. During the first quarter of 2021, the Corporation sold its wealth management subsidiary Whitnell.
•Revenue increased $7 million, or 5%, from the three months ended March 31, 2020. The increase was primarily driven by an increase of $5 million in asset gains/losses, net, including a $2 million pre-tax gain on sale of Whitnell.
•Credit provision increased $5 million, or 44%, as loans in the pipeline continued to fund along with slower payoffs.

•Average loans increased $1.6 billion, or 12%, primarily driven by an $808 million increase in commercial and business loans, which is largely related to PPP loans, and a $744 million increase in CRE loans.
The Community, Consumer, and Business segment consists of lending, deposit solutions, and historically offered ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Revenue decreased $20 million, or 13%, from the three months ended March 31, 2020. The decrease was primarily due to a $22 million decrease in insurance commissions and fees as a result of the sale of ABRC, which was partially offset by a $17 million increase in net mortgage banking income as a result of an $11 million recovery of MSRs impairment during the first three months of 2021, compared to impairment of $9 million during the first three months of 2020. In addition, net interest income decreased from the first three months of 2021 largely driven by the current interest rate environment.
•Noninterest expense decreased $16 million, or 14%, from the three months ended March 31, 2020. The decrease was primarily driven by a $12 million decrease in personnel expense, largely driven by a reduction in FTEs as a result of branch consolidations and the sale of ABRC.
•Average deposits increased $2.4 billion, or 17%, from the three months ended March 31, 2020. The increase was primarily driven by customers holding proceeds from government stimulus programs and tax returns in their deposit accounts.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues decreased $17 million, or 94%, from the three months ended March 31, 2020. The decrease was primarily driven by the FTP charge on loans decreasing faster than the FTP credit paid for deposits as a result of the current interest rate environment.
•Credit provision decreased $81 million as a result of improving credit quality within the loan portfolio and an improving economic forecast.
•Noninterest expense decreased $4 million from the three months ended March 31, 2020. The decrease was primarily driven by lower fringe benefit costs.
•Average deposits decreased $411 million, or 26%, from the three months ended March 31, 2020. The decrease was primarily driven by a decrease in higher cost network deposits.
Critical Accounting Policies
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the ACLL, goodwill impairment assessment, MSRs valuation, and income taxes. A discussion of these policies can be found in the Critical Accounting Policies section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2020 Annual Report on Form 10-K. There has been no changes in the Corporation's application of critical accounting policies since December 31, 2020.
Recent Developments
On April 27, 2021, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.18 per common share, payable on June 15, 2021 to shareholders of record at the close of business on June 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3828125 per depositary share on Associated's 6.125% Series C Perpetual Preferred Stock, payable on June 15, 2021 to shareholders of record at the close of business on June 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on June 15, 2021 to shareholders of record at the close of business on June 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on June 15, 2021 to shareholders of record at the close of business on June 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on June 15, 2021 to shareholders of record at the close of business on June 1, 2021.

On April 27, 2021, the Corporation announced it is calling for the redemption of all of its outstanding depositary shares representing a 1/40th interest in a share of the Corporation’s 6.125% Series C Non-Cumulative Perpetual Preferred Stock (the “Depositary Shares”) on June 15, 2021 (the “Redemption Date”). There are 2.6 million Depositary Shares outstanding. The Depositary Shares will be redeemed at a redemption price of $25 per Depositary Share, plus an amount equal to any declared and unpaid dividends to the Redemption Date.

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
As of March 31, 2021, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2021.
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
The following risk factors supplement the Risk Factors described in the Corporation’s 2020 Annual Report on Form 10-K and should be read in conjunction therewith
Changes in the federal, state, or local tax laws may negatively impact our financial performance. On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process, which is expected to proceed this year due to the Democratic Party's majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2021, the Corporation repurchased approximately $22 million of common stock, including $18 million of open market purchases and $4 million of repurchases related to tax withholding on equity compensation, or approximately 1.2 million shares, of common stock. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2021 - January 31, 2021	983,920	$18.58	966,354	—
February 1, 2021 - February 28, 2021	142,689	19.27	—	—
March 1, 2021 - March 31, 2021	27,182	20.78	—	—
Total	1,153,791	$18.71	966,354	4,434,321
(a) During the first quarter of 2021, the Corporation repurchased 187,437 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization described below.
(b) At March 31, 2021, there remained approximately $95 million authorized to be repurchased in the aggregate. Approximately 4.4 million shares of common stock remained available to be repurchased under this Board authorization based on the closing share price on March 31, 2021.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.
Preferred Stock Purchases
During the first quarter of 2021, the Corporation did not repurchase any shares of preferred stock.
On August 28, 2015, the Board of Directors authorized the repurchase of up to $10 million of depositary shares of the Corporation's Series C Preferred Stock, of which all of such depository shares remained available to repurchase as of March 31, 2021. Using the closing stock price on March 31, 2021 of $26.12, a total of approximately 383,000 shares remained available to be repurchased under the previously approved Board authorizations.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of March 31,

2021. Using the closing stock price on March 31, 2021 of $25.57, a total of approximately 565,000 shares remained available to be repurchased under the previously approved Board authorizations.
The repurchase of depositary shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (10.1), Form of Retention Restricted Stock Award Agreement between Associated Banc-Corp, Nicole M. Kitowski, Michael O. Meinolf and Tammy C. Stadler
Exhibit (10.2), Offer Letter, dated March 4, 2021, by and between Associated Banc-Corp and Andrew J. Harmening, incorporated by reference from the Company's Current Report on Form 8-K, dated March 10, 2021.

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

ASSOCIATED BANC-CORP
(Registrant)

Date: April 27, 2021	/s/ Philip B. Flynn
Philip B. Flynn
President and Chief Executive Officer

Date: April 27, 2021	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: April 27, 2021	/s/ Tammy C. Stadler
Tammy C. Stadler
Principal Accounting Officer