Form 10-Q
period 2021-06-30
ASSOCIATED BANC-CORP
filed 2021-07-29
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2021

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 26, 2021 was 152,967,324.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABRC	Associated Benefits & Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income

NPAs	Nonperforming Assets
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
TDR	Troubled Debt Restructuring
USI	USI Insurance Services LLC
Whitnell	Whitnell & Co.
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$406,994	$416,154
Interest-bearing deposits in other financial institutions	1,340,385	298,759
Federal funds sold and securities purchased under agreements to resell	25,000	1,135
Investment securities AFS, at fair value	3,323,346	3,085,441
Investment securities HTM, net, at amortized cost	1,799,834	1,878,938
Equity securities	17,144	15,106
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	168,281	168,280
Residential loans held for sale	160,547	129,158
Loans	23,947,536	24,451,724
Allowance for loan losses	(318,811)	(383,702)
Loans, net	23,628,725	24,068,022
Tax credit and other investments	294,220	297,232
Premises and equipment, net	398,050	418,914
Bank and corporate owned life insurance	682,709	679,647
Goodwill	1,104,992	1,109,300
Other intangible assets, net	62,498	68,254
Mortgage servicing rights, net	48,335	41,961
Interest receivable	81,797	90,263
Other assets	609,766	653,219
Total assets	$34,152,625	$33,419,783
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$7,999,143	$7,661,728
Interest-bearing deposits	19,265,157	18,820,753
Total deposits	27,264,299	26,482,481
Federal funds purchased and securities sold under agreements to repurchase	170,419	192,971
Commercial paper	55,785	59,346
FHLB advances	1,619,826	1,632,723
Other long-term funding	549,024	549,465
Allowance for unfunded commitments	45,276	47,776
Accrued expenses and other liabilities	337,942	364,088
Total liabilities	30,042,573	29,328,850
Stockholders’ Equity
Preferred equity	290,200	353,512
Common equity
Common stock	1,752	1,752
Surplus	1,708,246	1,720,329
Retained earnings	2,576,766	2,458,920
Accumulated other comprehensive income (loss)	2,889	12,618
Treasury stock, at cost	(469,801)	(456,198)
Total common equity	3,819,852	3,737,421
Total stockholders’ equity	4,110,052	4,090,933
Total liabilities and stockholders’ equity	$34,152,625	$33,419,783
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	299,458	364,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	152,864,579	153,540,224
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$174,228	$191,895	$348,277	$416,681
Interest and dividends on investment securities
Taxable	8,840	16,103	15,855	36,375
Tax-exempt	14,366	14,616	28,528	29,498
Other interest	1,826	2,231	3,521	5,535
Total interest income	199,260	224,845	396,180	488,090
Interest expense
Interest on deposits	4,609	13,178	10,519	49,844
Interest on federal funds purchased and securities sold under agreements to repurchase	30	51	55	420
Interest on other short-term funding	7	5	13	40
Interest on PPPLF	—	676	—	676
Interest on FHLB advances	9,524	15,470	19,017	33,096
Interest on long-term funding	5,575	5,593	11,160	11,200
Total interest expense	19,745	34,973	40,764	95,276
Net interest income	179,515	189,872	355,416	392,814
Provision for credit losses	(35,004)	61,000	(58,009)	114,001
Net interest income after provision for credit losses	214,519	128,872	413,425	278,813
Noninterest income
Wealth management fees	22,706	20,916	45,120	41,732
Service charges and deposit account fees	15,549	11,484	30,404	26,706
Card-based fees	10,982	8,893	20,725	18,490
Other fee-based revenue	4,244	4,774	8,840	9,272
Capital markets, net	5,696	6,910	13,814	14,845
Mortgage banking, net	8,128	12,263	32,054	18,407
Bank and corporate owned life insurance	3,088	3,625	5,791	6,719
Insurance commissions and fees	86	22,430	161	45,038
Asset gains (losses), net(a)	(14)	157,361	4,796	157,284
Investment securities gains (losses), net	24	3,096	(16)	9,214
Gains on sale of branches, net(b)	36	—	1,038	—
Other	2,918	2,737	6,059	5,090
Total noninterest income	73,443	254,490	168,786	352,796
Noninterest expense
Personnel	106,994	111,350	211,020	225,551
Technology	20,236	21,174	40,975	41,973
Occupancy	14,679	14,464	30,835	30,532
Business development and advertising	4,970	3,556	9,366	9,382
Equipment	5,481	5,312	10,999	10,751
Legal and professional	6,661	5,058	13,191	10,217
Loan and foreclosure costs	2,671	3,605	4,891	6,725
FDIC assessment	3,600	5,250	8,350	10,750
Other intangible amortization	2,203	2,872	4,439	5,686
Other	6,979	10,766	15,755	24,030
Total noninterest expense	174,475	183,407	349,821	375,598
Income (loss) before income taxes	113,487	199,955	232,389	256,012
Income tax expense (benefit)	22,480	51,238	47,082	61,457
Net income	91,007	148,718	185,307	194,555
Preferred stock dividends	4,875	4,144	10,082	7,945
Net income available to common equity	$86,131	$144,573	$175,226	$186,611
Earnings per common share
Basic	$0.56	$0.94	$1.14	$1.21
Diluted	$0.56	$0.94	$1.13	$1.20
Average common shares outstanding
Basic	152,042	152,393	152,198	153,547
Diluted	153,381	153,150	153,473	154,360
Numbers may not sum due to rounding.
(a) Both the three and six months ended June 30, 2020 include a gain of $163 million from the sale of ABRC.
(b) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Net income	$91,007	$148,718	$185,307	$194,555
Other comprehensive income (loss), net of tax
Investment securities AFS
Net unrealized gains (losses)	7,978	21,641	(16,002)	48,060
Amortization of net unrealized (gains) losses on AFS securities transferred to HTM securities	645	776	1,163	1,332
Reclassification adjustment for net losses (gains) realized in net income	(24)	(3,096)	16	(9,214)
Income tax (expense) benefit	(2,277)	(4,841)	3,574	(10,066)
Other comprehensive income (loss) on investment securities AFS	6,322	14,481	(11,249)	30,112
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(37)	(38)	(74)	(75)
Amortization of actuarial loss (gain)	1,050	803	2,100	1,610
Income tax (expense) benefit	(253)	(192)	(506)	(385)
Other comprehensive income (loss) on pension and postretirement obligations	760	573	1,519	1,150
Total other comprehensive income (loss)	7,082	15,054	(9,729)	31,263
Comprehensive income	$98,088	$163,772	$175,578	$225,818
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	$353,512	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income
Net income	—	—	—	94,301	—	—	94,301
Other comprehensive income (loss)	—	—	—	—	(16,811)	—	(16,811)
Comprehensive income							77,490
Common stock issued
Stock-based compensation plans, net	—	—	(16,986)	—	—	27,542	10,556
Purchase of treasury stock, open market purchases	—	—	—	—	—	(17,973)	(17,973)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(3,593)	(3,593)
Cash dividends
Common stock, $0.18 per share	—	—	—	(27,870)	—	—	(27,870)
Preferred stock(a)	—	—	—	(5,207)	—	—	(5,207)
Stock-based compensation expense, net	—	—	3,444	—	—	—	3,444
Balance, March 31, 2021	$353,512	$1,752	$1,706,786	$2,520,144	$(4,193)	$(450,222)	$4,127,780

Comprehensive income:
Net income	—	—	—	91,007	—	—	91,007
Other comprehensive income (loss)	—	—	—	—	7,082	—	7,082
Comprehensive income							98,088
Common stock issued:
Stock-based compensation plans, net	—	—	(3,632)	—	—	11,250	7,618
Purchase of treasury stock, open market purchases	—	—	—	—	—	(29,972)	(29,972)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(856)	(856)
Cash dividends:
Common stock, $0.18 per share	—	—	—	(27,822)	—	—	(27,822)
Preferred stock(b)	—	—	—	(4,875)	—	—	(4,875)
Redemption of preferred stock	(63,313)	—	—	(1,687)	—	—	(65,000)
Stock-based compensation expense, net	—	—	5,092	—	—	—	5,092
Balance, June 30, 2021	$290,200	$1,752	$1,708,246	$2,576,766	$2,889	$(469,801)	$4,110,052
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.
(b) Series C, $0.3197115 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	$256,716	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	(98,337)	—	—	(98,337)
Total shareholder's equity at beginning of period, as adjusted	256,716	1,752	1,716,431	2,282,530	(33,183)	(400,460)	3,823,787
Comprehensive income
Net income	—	—	—	45,838	—	—	45,838
Other comprehensive income (loss)	—	—	—	—	16,209	—	16,209
Comprehensive income							62,046
Common stock issued
Stock-based compensation plans, net	—	—	(20,659)	—	—	23,555	2,896
Purchase of treasury stock, open market purchases	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,555)	(5,555)
Cash dividends
Common stock, $0.18 per share	—	—	—	(28,392)	—	—	(28,392)
Preferred stock(a)	—	—	—	(3,801)	—	—	(3,801)
Stock-based compensation expense, net	—	—	10,744	—	—	—	10,744
Balance, March 31, 2020	$256,716	$1,752	$1,706,516	$2,296,176	$(16,974)	$(453,714)	$3,790,471

Comprehensive income:
Net income	—	—	—	148,718	—	—	148,718
Other comprehensive income (loss)	—	—	—	—	15,054	—	15,054
Comprehensive income							163,772
Common stock issued:
Stock-based compensation plans, net	—	—	1,523	—	—	(1,350)	173
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	7	7
Cash dividends:
Common stock, $0.18 per share	—	—	—	(27,889)	—	—	(27,889)
Preferred stock(b)	—	—	—	(4,144)	—	—	(4,144)
Issuance of preferred stock	97,129	—	—	—	—	—	97,129
Stock-based compensation expense, net	—	—	4,939	—	—	—	4,939
Balance, June 30, 2020	$353,846	$1,752	$1,712,978	$2,412,859	$(1,920)	$(455,057)	$4,024,457
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; and Series E, $0.3671875 per share.
(b) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.0849931 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($ in Thousands)	2021	2020
Cash Flow From Operating Activities
Net income	$185,307	$194,555
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	(58,009)	114,001
Depreciation and amortization	24,200	29,119
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(10,239)	17,029
Amortization of mortgage servicing rights	11,352	10,043
Amortization of other intangible assets	4,439	5,686
Amortization and accretion on earning assets, funding, and other, net	10,796	14,060
Net amortization of tax credit investments	16,552	13,661
Losses (gains) on sales of investment securities, net	16	(9,214)
Asset (gains) losses, net	(4,796)	(157,284)
(Gains) losses on sale of branch, net	(1,038)	—
(Gain) loss on mortgage banking activities, net	(24,008)	(26,545)
Mortgage loans originated and acquired for sale	(889,315)	(860,674)
Proceeds from sales of mortgage loans held for sale	884,581	1,022,268
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	8,466	4,099
Increase (decrease) in interest payable	(4,907)	(3,682)
Increase (decrease) in expense payable	11,274	(49,911)
(Increase) decrease in net derivative position	56,833	(138,961)
Increase (decrease) in unsettled trades	—	20,515
(Increase) decrease in net income tax position	(27,779)	18,606
Net change in other assets and other liabilities	36,476	68,750
Net cash provided by (used in) operating activities	230,202	286,120
Cash Flow From Investing Activities
Net decrease (increase) in loans	478,170	(1,912,941)
Purchases of
AFS securities	(1,162,109)	(867,693)
HTM securities	(81,368)	(65,563)
Federal Home Loan Bank and Federal Reserve Bank stocks	(1)	(78,153)
Premises, equipment, and software, net of disposals	(19,706)	(22,577)
Other intangibles	—	(200)
Proceeds from
Sales of securities	158,743	626,276
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	—	100,000
Prepayments, calls, and maturities of AFS investment securities	699,584	499,025
Prepayments, calls, and maturities of HTM investment securities	195,107	191,953
Sales, prepayments, calls, and maturities of other assets	12,421	12,728
Net cash received in business segment sale	2,415	256,571
Net change in tax credit and alternative investments	(34,200)	(30,276)
Net cash (paid) received in acquisition	—	(31,518)
Net cash provided by (used in) investing activities	249,056	(1,322,370)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	813,098	2,334,002
Net decrease in deposits due to branch sales	(31,083)	—
Net increase (decrease) in short-term funding	(26,112)	(309,144)
Net increase (decrease) in short-term FHLB advances	—	(520,000)
Repayment of long-term FHLB advances	(18,049)	(16,583)
Proceeds from long-term FHLB advances	5,251	4,000
Proceeds from PPPLF	—	1,009,760
(Repayment) proceeds of finance lease principal	(1,035)	(1,007)
Proceeds from issuance of preferred shares	—	97,129
Proceeds from issuance of common stock for stock-based compensation plans	18,174	3,069
Redemption of preferred shares	(65,000)	—
Purchase of treasury stock, open market purchases	(47,945)	(71,255)
Purchase of treasury stock, stock-based compensation plans	(4,450)	(5,548)
Cash dividends on common stock	(55,693)	(56,281)
Cash dividends on preferred stock	(10,082)	(7,945)
Net cash provided by (used in) financing activities	577,074	2,460,197
Net increase (decrease) in cash and cash equivalents	1,056,332	1,423,947
Cash and cash equivalents at beginning of period	716,048	588,744
Cash and cash equivalents at end of period(a)	$1,772,379	$2,012,691
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
($ in Thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$44,782	$97,929
Cash paid for (received from) income and franchise taxes	54,179	3,318
Loans and bank premises transferred to OREO	18,535	5,212
Capitalized mortgage servicing rights	7,488	9,169
Loans transferred into held for sale from portfolio, net	9,970	201,827
Unsettled trades to purchase securities	—	20,515
Acquisition
Fair value of assets acquired, including cash and cash equivalents	—	459,235
Fair value ascribed to goodwill and intangible assets	—	20,793
Fair value of liabilities assumed	—	480,028

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
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation has not had any acquisitions during the first six months of 2021.
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
FHLB Borrowings: The fair value of FHLB advances is estimated based on quoted market prices for the instrument if available, or for similar instruments if not available, or by using discounted cash flow analyses, based on current incremental borrowing rates for similar types of instruments.

Dispositions:
2021
On March 1, 2021, the Corporation closed on the sale of its wealth management subsidiary, Whitnell, to Rockefeller for a purchase price of $8 million. Associated reported a first quarter 2021 pre-tax gain of approximately $2 million, included in asset gains (losses), net on the consolidated statements of income, in conjunction with the sale.
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
Future Accounting Pronouncements
There are no applicable accounting pronouncements recently issued that have not yet been adopted by the Corporation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, except per share data)	2021	2020	2021	2020
Net income	$91,007	$148,718	$185,307	$194,555
Preferred stock dividends	(4,875)	(4,144)	(10,082)	(7,945)
Net income available to common equity	$86,131	$144,573	$175,226	$186,611
Common shareholder dividends	(27,620)	(27,667)	(55,280)	(55,931)
Unvested share-based payment awards	(203)	(222)	(412)	(351)
Undistributed earnings	$58,309	$116,684	$119,533	$130,329
Undistributed earnings allocated to common shareholders	$57,887	$115,750	$118,722	$129,377
Undistributed earnings allocated to unvested share-based payment awards	422	934	810	953
Undistributed earnings	$58,309	$116,684	$119,533	$130,329
Basic
Distributed earnings to common shareholders	$27,620	$27,667	$55,280	$55,931
Undistributed earnings allocated to common shareholders	57,887	115,750	118,722	129,377
Total common shareholders earnings, basic	$85,506	$143,417	$174,002	$185,307
Diluted
Distributed earnings to common shareholders	$27,620	$27,667	$55,280	$55,931
Undistributed earnings allocated to common shareholders	57,887	115,750	118,722	129,377
Total common shareholders earnings, diluted	$85,506	$143,417	$174,002	$185,307
Weighted average common shares outstanding	152,042	152,393	152,198	153,547
Effect of dilutive common stock awards	1,339	757	1,275	813
Diluted weighted average common shares outstanding	153,381	153,150	153,473	154,360
Basic earnings per common share	$0.56	$0.94	$1.14	$1.21
Diluted earnings per common share	$0.56	$0.94	$1.13	$1.20
Non-dilutive common stock options of approximately 3 million and 8 million for the three months ended June 30, 2021 and 2020, respectively, and 3 million and 7 million for the six months ended June 30, 2021 and 2020, respectively, were excluded from the earnings per common share calculation.
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

The Corporation did not grant stock options in the first six months of 2021. The following assumptions were used in estimating the fair value for options granted for the full year 2020:

2020
Dividend yield	3.50%
Risk-free interest rate	1.60%
Weighted average expected volatility	21.00%
Weighted average expected life	5.75 years
Weighted average per share fair value of options	$2.39
A summary of the Corporation’s stock option activity for the six months ended June 30, 2021 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	6,473	$19.77	6.23 years	$2,005
Exercised	1,085	16.44
Forfeited or expired	80	23.24
Outstanding at June 30, 2021	5,308	$20.40	6.25 years	$8,456
Options Exercisable at June 30, 2021	3,725	$20.52	5.43 years	$6,407
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2021, the intrinsic value of stock options exercised was $6 million compared to less than $1 million for the six months ended June 30, 2020. The total fair value of stock options vested was $3 million for both the six months ended June 30, 2021 and 2020.
The Corporation recognized compensation expense for the vesting of stock options of approximately $755,000 for the six months ended June 30, 2021, compared to $3 million for the six months ended June 30, 2020. Included in compensation expense for 2021 was approximately $65,000 for the accelerated vesting of stock options granted to retirement eligible colleagues. At June 30, 2021, the Corporation had approximately $2 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
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

The following table summarizes information about the Corporation’s restricted stock awards activity for the six months ended June 30, 2021:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,293	$20.70
Granted	1,200	20.17
Vested	789	21.23
Forfeited	34	23.32
Outstanding at June 30, 2021	2,670	$19.96
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2020 and 2021 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2020 and 2021 will vest ratably over a period of four years. Expense for restricted stock awards issued of approximately $8 million was recorded for the six months ended June 30, 2021 and $12 million was recorded for the six months ended June 30, 2020. Included in compensation expense for the first six months of 2021 was approximately $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $28 million of unrecognized compensation costs related to restricted stock awards at June 30, 2021 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2025.

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

Note 6 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of securities AFS and HTM at June 30, 2021 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$124,216	$498	$(181)	$124,533
Agency securities	15,000	—	(9)	14,991
Obligations of state and political subdivisions (municipal securities)	398,617	21,992	—	420,609
Residential mortgage-related securities
FNMA / FHLMC	2,049,513	11,681	(3,285)	2,057,909
GNMA	90,956	3,011	—	93,967
Commercial mortgage-related securities
FNMA / FHLMC	93,693	2,647	(632)	95,708
GNMA	284,815	4,777	—	289,593
Asset backed securities
FFELP	214,904	914	(354)	215,464
SBA	7,575	46	(48)	7,573
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,282,290	$45,566	$(4,509)	$3,323,346
Investment securities HTM
U. S. Treasury securities	$1,000	$13	$—	$1,013
Obligations of state and political subdivisions (municipal securities)	1,479,375	121,908	(190)	1,601,093
Residential mortgage-related securities
FNMA / FHLMC	41,505	2,151	—	43,656
GNMA	66,979	2,618	—	69,597
Commercial mortgage-related securities
FNMA/FHLMC	63,668	515	(591)	63,591
GNMA	147,366	4,225	—	151,591
Total investment securities HTM	$1,799,893	$131,430	$(781)	$1,930,541

The amortized cost and fair values of securities AFS and HTM at December 31, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$26,436	$95	$—	$26,531
Agency securities	24,985	53	—	25,038
Obligations of state and political subdivisions (municipal securities)	425,057	25,605	—	450,662
Residential mortgage-related securities
FNMA / FHLMC	1,448,806	12,935	(500)	1,461,241
GNMA	231,364	4,176	(3)	235,537
Commercial mortgage-related securities
FNMA / FHLMC	19,654	3,250	—	22,904
GNMA	511,429	13,327	—	524,756
Asset backed securities
FFELP	329,030	1,172	(3,013)	327,189
SBA	8,637	—	(53)	8,584
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,028,399	$60,612	$(3,570)	$3,085,441
Investment securities HTM
U. S. Treasury securities	$999	$25	$—	$1,024
Obligations of state and political subdivisions (municipal securities)	1,441,900	133,544	—	1,575,445
Residential mortgage-related securities
FNMA / FHLMC	54,599	2,891	—	57,490
GNMA	114,553	4,260	—	118,813
Commercial mortgage-related securities
FNMA / FHLMC	11,211	—	—	11,211
GNMA	255,742	9,218	—	264,960
Total investment securities HTM	$1,879,005	$149,938	$—	$2,028,943
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities AFS and HTM at June 30, 2021, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,278	$6,285	$29,227	$29,460
Due after one year through five years	77,593	78,211	42,396	43,855
Due after five years through ten years	419,367	436,807	175,687	184,271
Due after ten years	37,595	41,829	1,233,065	1,344,520
Total debt securities	540,833	563,132	1,480,375	1,602,106
Residential mortgage-related securities
FNMA / FHLMC	2,049,513	2,057,909	41,505	43,656
GNMA	90,956	93,967	66,979	69,597
Commercial mortgage-related securities
FNMA / FHLMC	93,693	95,708	63,668	63,591
GNMA	284,815	289,593	147,366	151,591
Asset backed securities
FFELP	214,904	215,464	—	—
SBA	7,575	7,573	—	—
Total investment securities	$3,282,290	$3,323,346	$1,799,893	$1,930,541
Ratio of fair value to amortized cost		101.3%		107.3%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at June 30, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	600,671	867,638	10,872	194	1,479,375
Residential mortgage-related securities
FNMA / FHLMC	41,505	—	—	—	41,505
GNMA	66,979	—	—	—	66,979
Commercial mortgage-related securities
FNMA / FHLMC	63,668	—	—	—	63,668
GNMA	147,366	—	—	—	147,366
Total HTM securities	$921,188	$867,638	$10,872	$194	$1,799,893
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2020:

($ in Thousands)	AAA	AA	A	Total
U. S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	567,252	860,607	14,041	1,441,900
Residential mortgage-related securities
FNMA / FHLMC	54,599	—	—	54,599
GNMA	114,553	—	—	114,553
Commercial mortgage-related securities
FNMA / FHLMC	11,211	—	—	11,211
GNMA	255,742	—	—	255,742
Total HTM securities	$1,004,357	$860,607	$14,041	$1,879,005
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale of investment securities for the three and six months ended June 30, 2021 and 2020, are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Gross gains on AFS securities	$386	$3,106	$421	$9,304
Gross (losses) on AFS securities	(362)	(11)	(437)	(90)
Investment securities gains (losses), net	$24	$3,096	$(16)	$9,214
Proceeds from sales of investment securities	$107,412	$261,037	$158,708	$626,276
During the second quarter of 2021, the Corporation sold $107 million of lower yielding FFELP student loan asset backed securities at a slight gain and reinvested the proceeds into higher yielding mortgage backed securities. During the first quarter of 2021, the Corporation sold $51 million of lower yielding U.S. Treasury and Agency securities at a slight loss to take advantage of the steeper yield curve by reinvesting the proceeds into similar but higher yielding, longer duration securities.
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
Investment securities with a carrying value of approximately $1.8 billion and $1.6 billion at June 30, 2021 and December 31, 2020, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
Accrued interest receivable on HTM securities totaled $14 million at both June 30, 2021 and December 31, 2020. Accrued interest receivable on AFS securities totaled $7 million and $8 million at June 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both June 30, 2021 and 2020.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both June 30, 2021 and December 31, 2020, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $58,000 at June 30, 2021 and approximately $67,000 at December 31, 2020, attributable entirely to the Corporation's municipal securities, included in investment securities HTM, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of investment securities AFS and HTM, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2021:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	2	$(181)	$9,743	—	—	$—	$(181)	$9,743
Agency securities	1	(9)	14,991	—	—	—	(9)	14,991
FNMA / FHLMC residential mortgage-related securities	17	(3,285)	604,030	—	—	—	(3,285)	604,030
Commercial mortgage-related securities
FNMA / FHLMC	1	(632)	39,472	—	—	—	(632)	39,472
GNMA	2	—	34	—	—	—	—	34
Asset backed securities
FFELP	2	(36)	23,835	9	(318)	72,947	(354)	96,782
SBA	—	—	—	9	(48)	4,642	(48)	4,642
Total	25	$(4,143)	$692,103	18	$(366)	$77,589	$(4,509)	$769,692
Investment securities HTM
Obligations of state and political subdivisions (municipal securities)	11	$(190)	$18,891	—	$—	$—	$(190)	$18,891
FNMA / FHLMC commercial mortgage-related securities	6	(591)	42,530	—	—	—	(591)	42,530
Total	17	$(781)	$61,422	—	$—	$—	$(781)	$61,422
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
The Corporation reviews the AFS investment securities portfolio on a quarterly basis to monitor its credit exposure. A determination as to whether a security’s decline in fair value is the result of credit risk takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in this impairment analysis include the extent to which the security has been in an unrealized loss position, the change in security rating, financial condition and near-term prospects of the issuer, as well as the security and industry specific economic conditions.

Based on the Corporation’s evaluation, management does not believe any unrealized losses at June 30, 2021 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The U.S. Treasury 3 year and 5 year rates increased by 29 bp and 51 bp, respectively, from December 31, 2020. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $82 million at both June 30, 2021 and December 31, 2020. The Corporation had Federal Reserve Bank stock of $87 million at both June 30, 2021 and December 31, 2020. Accrued interest receivable on FHLB stock totaled approximately $952,000 and $972,000 at June 30, 2021 and December 31, 2020, respectively. There was no accrued interest receivable on Federal Reserve Bank stock at both June 30, 2021 and December 31, 2020. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and a money market mutual fund. At June 30, 2021 and December 31, 2020, the Corporation had equity securities with readily determinable fair values of $3 million and $2 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $14 million at June 30, 2021 and $13 million at December 31, 2020.
Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	June 30, 2021	December 31, 2020
PPP	$405,482	$767,757
Commercial and industrial	7,909,119	7,701,422
Commercial real estate — owner occupied	880,755	900,912
Commercial and business lending	9,195,355	9,370,091
Commercial real estate — investor	4,300,651	4,342,584
Real estate construction	1,880,897	1,840,417
Commercial real estate lending	6,181,549	6,183,001
Total commercial	15,376,904	15,553,091
Residential mortgage	7,638,372	7,878,324
Home equity	631,783	707,255
Other consumer	300,477	313,054
Total consumer	8,570,632	8,898,632
Total loans	$23,947,536	$24,451,724

Accrued interest receivable on loans totaled $59 million at June 30, 2021, and $66 million at December 31, 2020, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $140,000 and $238,000 for the three and six months ended June 30, 2021, respectively, and approximately $1 million for both the three and six months ended June 30, 2020.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at June 30, 2021:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2021	2020	2019	2018	2017	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$282,722	$113,640	$—	$—	$—	$—	$396,362
Special Mention	—	—	212	212	—	—	—	—	424
Potential Problem	—	—	7,958	737	—	—	—	—	8,695
PPP	$—	$—	$290,892	$114,589	$—	$—	$—	$—	$405,482
Commercial and industrial:
Risk rating:
Pass	$2,084	$2,381,324	$1,116,185	$1,135,991	$1,179,056	$946,719	$290,980	$651,006	$7,701,262
Special Mention	—	445	13,162	13,582	56,423	28,681	109	10	112,412
Potential Problem	3,011	28,181	4,007	7,754	19,395	14,985	1,075	1,668	77,064
Nonaccrual	32	—	—	231	725	16,205	138	1,081	18,380
Commercial and industrial	$5,126	$2,409,950	$1,133,354	$1,157,558	$1,255,599	$1,006,590	$292,303	$653,765	$7,909,119
Commercial real estate - owner occupied:
Risk rating:
Pass	$11,768	$25,900	$106,833	$179,316	$201,438	$124,160	$67,086	$154,611	$859,345
Special Mention	—	—	—	3,223	—	—	97	255	3,575
Potential Problem	—	580	366	6,274	797	769	2,999	6,044	17,828
Nonaccrual	—	—	—	—	—	—	—	7	7
Commercial real estate - owner occupied	$11,768	$26,480	$107,198	$188,813	$202,235	$124,929	$70,182	$160,918	$880,755
Commercial and business lending:
Risk rating:
Pass	$13,852	$2,407,225	$1,505,741	$1,428,948	$1,380,495	$1,070,879	$358,066	$805,617	$8,956,970
Special Mention	—	445	13,374	17,017	56,423	28,681	206	265	116,411
Potential Problem	3,011	28,761	12,330	14,765	20,191	15,754	4,074	7,712	103,587
Nonaccrual	32	—	—	231	725	16,205	138	1,089	18,387
Commercial and business lending	$16,894	$2,436,431	$1,531,444	$1,460,960	$1,457,834	$1,131,519	$362,484	$814,683	$9,195,355
Commercial real estate - investor:
Risk rating:
Pass	$32,109	$108,396	$659,581	$1,001,096	$1,027,913	$581,600	$193,334	$362,007	$3,933,926
Special Mention	—	—	30,901	65,075	84,483	29,100	10,418	12,132	232,109
Potential Problem	799	—	6,738	25,879	4,917	15,417	4,519	14,144	71,613
Nonaccrual	—	—	12,504	21,138	9,763	19,372	—	227	63,003
Commercial real estate - investor	$32,908	$108,396	$709,724	$1,113,188	$1,127,075	$645,489	$208,270	$388,511	$4,300,651
Real estate construction:
Risk rating:
Pass	$5,734	$31,184	$338,231	$771,306	$512,719	$151,219	$21,386	$14,671	$1,840,716
Special Mention	—	—	—	—	7,542	15,885	42	2	23,470
Potential Problem	—	—	11	128	16,237	—	—	89	16,465
Nonaccrual	—	—	—	—	—	—	—	247	247
Real estate construction	$5,734	$31,184	$338,242	$771,433	$536,497	$167,104	$21,427	$15,009	$1,880,897
Commercial real estate lending:
Risk rating:
Pass	$37,843	$139,580	$997,812	$1,772,402	$1,540,632	$732,819	$214,719	$376,679	$5,774,642
Special Mention	—	—	30,901	65,075	92,025	44,985	10,459	12,134	255,579
Potential Problem	799	—	6,749	26,007	21,153	15,417	4,519	14,233	88,078
Nonaccrual	—	—	12,504	21,138	9,763	19,372	—	474	63,250
Commercial real estate lending	$38,642	$139,580	$1,047,966	$1,884,621	$1,663,572	$812,593	$229,697	$403,520	$6,181,549

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2021	2020	2019	2018	2017	Prior	Total
Total commercial:
Risk rating:
Pass	$51,695	$2,546,805	$2,503,553	$3,201,349	$2,921,126	$1,803,698	$572,785	$1,182,296	$14,731,612
Special Mention	—	445	44,274	82,092	148,447	73,666	10,666	12,399	371,990
Potential Problem	3,810	28,761	19,079	40,772	41,345	31,171	8,593	21,945	191,665
Nonaccrual	32	—	12,504	21,368	10,488	35,577	138	1,563	81,637
Total commercial	$55,536	$2,576,011	$2,579,410	$3,345,581	$3,121,406	$1,944,111	$592,182	$1,218,202	$15,376,904
Residential mortgage:
Risk rating:
Pass	$—	$—	$958,932	$2,127,161	$1,164,371	$498,556	$791,985	$2,036,364	$7,577,370
Special Mention	—	—	299	—	—	420	—	464	1,183
Potential Problem	—	—	319	378	561	731	124	911	3,024
Nonaccrual	—	—	245	1,907	3,328	5,582	6,715	39,018	56,795
Residential mortgage	$—	$—	$959,795	$2,129,446	$1,168,260	$505,289	$798,824	$2,076,757	$7,638,372
Home equity:
Risk rating:
Pass	$3,403	$517,872	$191	$1,852	$9,887	$11,545	$9,371	$70,719	$621,438
Special Mention	12	25	—	—	31	14	—	200	270
Potential Problem	1,162	233	10	—	1,152	18	—	146	1,558
Nonaccrual	320	59	10	377	163	350	349	7,209	8,517
Home equity	$4,896	$518,189	$211	$2,229	$11,233	$11,927	$9,720	$78,275	$631,783
Other consumer:
Risk rating:
Pass	$487	$159,450	$5,542	$8,478	$8,354	$2,777	$1,182	$114,125	$299,908
Special Mention	1	369	—	—	13	—	—	1	383
Nonaccrual	4	62	—	15	49	16	19	25	186
Other consumer	$491	$159,881	$5,542	$8,493	$8,416	$2,793	$1,201	$114,151	$300,477
Total consumer:
Risk rating:
Pass	$3,890	$677,322	$964,665	$2,137,491	$1,182,613	$512,878	$802,538	$2,221,208	$8,498,715
Special Mention	12	394	299	—	44	434	—	666	1,836
Potential Problem	1,162	233	329	378	1,712	749	124	1,057	4,583
Nonaccrual	324	121	254	2,299	3,540	5,949	7,083	46,252	65,498
Total consumer	$5,388	$678,070	$965,547	$2,140,168	$1,187,909	$520,010	$809,745	$2,269,183	$8,570,632
Total loans:
Risk rating:
Pass(c)	$55,585	$3,224,127	$3,468,217	$5,338,840	$4,103,739	$2,316,576	$1,375,323	$3,403,504	$23,230,327
Special Mention	12	839	44,573	82,092	148,491	74,100	10,666	13,064	373,826
Potential Problem	4,972	28,994	19,409	41,150	43,057	31,920	8,717	23,002	196,248
Nonaccrual	355	121	12,758	23,667	14,028	41,526	7,221	47,814	147,135
Total loans	$60,924	$3,254,081	$3,544,958	$5,485,750	$4,309,315	$2,464,122	$1,401,926	$3,487,385	$23,947,536
(a) Revolving loans converted to term loans are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Accruing TDRs are included in pass unless otherwise rated as special mention.

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
(a) Revolving loans converted to term loans are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Accruing TDRs are included in pass unless otherwise rated as special mention.
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

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that warrant specific attention from management. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a TDR, meet the criteria to be individually evaluated. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at June 30, 2021:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(b)(c)	Total
PPP	$405,482	$—	$—	$—	$—	$405,482
Commercial and industrial	7,890,277	80	179	203	18,380	7,909,119
Commercial real estate - owner occupied	880,700	47	—	—	7	880,755
Commercial and business lending	9,176,459	127	179	203	18,387	9,195,355
Commercial real estate - investor	4,237,257	391	—	—	63,003	4,300,651
Real estate construction	1,880,533	115	2	—	247	1,880,897
Commercial real estate lending	6,117,791	507	2	—	63,250	6,181,549
Total commercial	15,294,250	634	180	203	81,637	15,376,904
Residential mortgage	7,576,418	4,524	491	144	56,795	7,638,372
Home equity	620,794	2,202	270	—	8,517	631,783
Other consumer	298,261	649	425	955	186	300,477
Total consumer	8,495,473	7,375	1,186	1,099	65,498	8,570,632
Total loans	$23,789,723	$8,009	$1,367	$1,302	$147,135	$23,947,536
(a) Any loans deferred in connection with the COVID-19 pandemic are considered current in accordance with Section 4013 of the CARES Act.
(b) Of the total nonaccrual loans, $97 million, or 66%, were current with respect to payment at June 30, 2021.
(c) No interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2021. In addition, there were $5 million of nonaccrual loans for which there was no related ACLL at June 30, 2021.

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

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	June 30, 2021		December 31, 2020
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$11,569	$1,699	$12,713	$6,967
Commercial real estate — owner occupied	1,225	—	1,711	—
Commercial real estate — investor	13,306	213	26,435	225
Real estate construction	253	108	260	111
Residential mortgage	12,227	14,029	7,825	11,509
Home equity	2,451	1,189	1,957	1,379
Other consumer	904	—	1,191	—
Total restructured loans(b)	$41,935	$17,237	$52,092	$20,190
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.
The Corporation had a recorded investment of $10 million in loans modified as TDRs during the six months ended June 30, 2021, of which $5 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $5 million were in nonaccrual within the credit quality tables, pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of the COVID-19 pandemic are not categorized as TDRs in accordance with the CARES Act. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	2	$128	$129	2	$1,112	$1,140
Commercial real estate — owner occupied	—	—	—	1	288	319
Commercial real estate — investor	4	1,690	1,690	1	395	1,705
Real estate construction	—	—	—	1	102	102
Residential mortgage	37	7,424	7,450	24	5,163	5,237
Home equity	4	566	603	15	471	483
Total loans modified	47	$9,808	$9,871	44	$7,531	$8,986
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the six months ended June 30, 2021, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the six months ended June 30, 2021.
The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the six months ended June 30, 2021 and 2020, and the recorded investment in these restructured loans as of June 30, 2021 and 2020:

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	1	97	5	1,036
Home equity	—	—	4	208
Total loans modified	1	$97	9	$1,244
All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.

The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At June 30, 2021, the Corporation had $19 million in loans meeting this classification compared to $68 million at December 31, 2020. Of the loans classified as probable TDRs at June 30, 2021, the entire $19 million was related to the commercial and industrial portfolio.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during June 2021, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the six months ended June 30, 2021:

($ in Thousands)	December 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	June 30, 2021	ACLL / Loans
Allowance for loan losses
PPP	$531	$—	$—	$—	$(299)	$232
Commercial and industrial	142,793	(3,723)	6,423	2,700	(41,178)	104,315
Commercial real estate — owner occupied	11,274	—	9	9	1,023	12,306
Commercial and business lending	154,598	(3,723)	6,432	2,709	(40,454)	116,853
Commercial real estate — investor	93,435	(14,340)	2,865	(11,475)	1,410	83,371
Real estate construction	59,193	(3)	54	52	(10,023)	49,221
Commercial real estate lending	152,629	(14,342)	2,919	(11,423)	(8,613)	132,592
Total commercial	307,226	(18,065)	9,350	(8,715)	(49,067)	249,445
Residential mortgage	42,996	(554)	222	(332)	566	43,230
Home equity	18,849	(535)	1,216	681	(4,464)	15,066
Other consumer	14,630	(1,700)	675	(1,025)	(2,535)	11,069
Total consumer	76,475	(2,790)	2,114	(676)	(6,433)	69,366
Total loans	$383,702	$(20,855)	$11,464	$(9,391)	$(55,500)	$318,811
Allowance for unfunded commitments
Commercial and industrial	22,311	—	—	—	(1,151)	21,161
Commercial real estate — owner occupied	266	—	—	—	140	406
Commercial and business lending	22,577	—	—	—	(1,011)	21,566
Commercial real estate — investor	636	—	—	—	87	723
Real estate construction	18,887	—	—	—	(1,267)	17,620
Commercial real estate lending	19,523	—	—	—	(1,180)	18,343
Total commercial	42,101	—	—	—	(2,191)	39,910
Home equity	3,118	—	—	—	(172)	2,946
Other consumer	2,557	—	—	—	(137)	2,420
Total consumer	5,675	—	—	—	(309)	5,366
Total loans	$47,776	$—	$—	$—	$(2,500)	$45,276
Allowance for credit losses on loans
PPP	$531	$—	$—	$—	$(299)	$232	0.06%
Commercial and industrial	165,105	(3,723)	6,423	2,700	(42,328)	125,476	1.59%
Commercial real estate — owner occupied	11,539	—	9	9	1,163	12,711	1.44%
Commercial and business lending	177,175	(3,723)	6,432	2,709	(41,465)	138,419	1.51%
Commercial real estate — investor	94,071	(14,340)	2,865	(11,475)	1,497	84,093	1.96%
Real estate construction	78,080	(3)	54	52	(11,290)	66,842	3.55%
Commercial real estate lending	172,152	(14,342)	2,919	(11,423)	(9,793)	150,936	2.44%
Total commercial	349,327	(18,065)	9,350	(8,715)	(51,257)	289,355	1.88%
Residential mortgage	42,996	(554)	222	(332)	566	43,230	0.57%
Home equity	21,967	(535)	1,216	681	(4,636)	18,012	2.85%
Other consumer	17,187	(1,700)	675	(1,025)	(2,672)	13,489	4.49%
Total consumer	82,150	(2,790)	2,114	(676)	(6,743)	74,731	0.87%
Total loans	$431,478	$(20,855)	$11,464	$(9,391)	$(58,000)	$364,087	1.52%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2020:

($ in Thousands)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Gross up of allowance for PCD loans at acquisition	Provision recorded at acquisition	Provision for credit losses	Dec. 31, 2020	ACLL / Loans
Allowance for loan losses
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531
Commercial and industrial	91,133	52,919	144,052	(80,320)	7,004	(73,316)	293	408	71,355	142,793
Commercial real estate — owner occupied	10,284	(1,851)	8,433	(419)	147	(272)	890	255	1,967	11,274
Commercial and business lending	101,417	51,068	152,485	(80,739)	7,151	(73,588)	1,183	663	73,853	154,598
Commercial real estate — investor	40,514	2,041	42,555	(22,920)	643	(22,277)	753	472	71,933	93,435
Real estate construction	24,915	7,467	32,382	(19)	49	31	435	492	25,854	59,193
Commercial real estate lending	65,428	9,508	74,937	(22,938)	692	(22,246)	1,188	964	97,787	152,629
Total commercial	166,846	60,576	227,422	(103,677)	7,844	(95,834)	2,371	1,627	171,641	307,226
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996
Home equity	10,926	11,649	22,575	(1,719)	1,978	259	422	374	(4,781)	18,849
Other consumer	6,639	7,016	13,655	(4,790)	1,101	(3,689)	61	140	4,462	14,630
Total consumer	34,525	51,880	86,405	(8,376)	3,579	(4,797)	1,134	917	(7,183)	76,475
Total loans	$201,371	$112,457	$313,828	$(112,053)	$11,422	$(100,631)	$3,504	$2,543	$164,457	$383,702
Allowance for unfunded commitments
Commercial and industrial	12,276	(3,998)	8,278	—	—	—	—	61	13,972	22,311
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	135	266
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	14,108	22,577
Commercial real estate — investor	530	246	776	—	—	—	—	2	(141)	636
Real estate construction	7,532	18,347	25,879	—	—	—	—	45	(7,038)	18,887
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	(7,179)	19,523
Total commercial	20,465	14,595	35,060	—	—	—	—	112	6,929	42,101
Home equity	1,038	2,591	3,629	—	—	—	—	66	(577)	3,118
Other consumer	405	1,504	1,909	—	—	—	—	—	649	2,557
Total consumer	1,443	4,095	5,538	—	—	—	—	66	72	5,675
Total loans	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$7,000	$47,776
Allowance for credit losses on loans
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531	0.07%
Commercial and industrial	103,409	48,921	152,330	(80,320)	7,004	(73,316)	293	469	85,327	165,105	2.14%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	(419)	147	(272)	890	259	2,102	11,539	1.28%
Commercial and business lending	113,820	47,070	160,890	(80,739)	7,151	(73,588)	1,183	728	87,961	177,175	1.89%
Commercial real estate — investor	41,044	2,287	43,331	(22,920)	643	(22,277)	753	474	71,792	94,071	2.17%
Real estate construction	32,447	25,814	58,261	(19)	49	31	435	537	18,816	78,080	4.24%
Commercial real estate lending	73,490	28,101	101,591	(22,938)	692	(22,246)	1,188	1,011	90,608	172,152	2.78%
Total commercial	187,311	75,171	262,482	(103,677)	7,844	(95,834)	2,371	1,739	178,569	349,327	2.25%
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996	0.55%
Home equity	11,964	14,240	26,204	(1,719)	1,978	259	422	440	(5,358)	21,967	3.11%
Other consumer	7,044	8,520	15,564	(4,790)	1,101	(3,689)	61	140	5,111	17,187	5.49%
Total consumer	35,968	55,975	91,943	(8,376)	3,579	(4,797)	1,134	983	(7,112)	82,150	0.92%
Total loans	$223,278	$131,147	$354,425	$(112,053)	$11,422	$(100,631)	$3,504	$2,722	$171,457	$431,478	1.76%

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
•PCD loans are loans demonstrating more than insignificant credit deterioration and are accounted for in accordance with ASC Topic 326-30. Under this guidance, the credit mark on acquired assets grosses up the ACLL and the amortized cost of the loan.
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2021, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore a step one quantitative analysis was not required. There have been no events since the May 2021 impairment testing that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2020 or the first six months of 2021.
At both June 30, 2021 and December 31, 2020, the Corporation had goodwill of $1.1 billion. During the first quarter of 2021, there was a reduction of $4 million of goodwill related to the sale of Whitnell.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs and MSRs. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Core deposit intangibles
Gross carrying amount at the beginning of the year	$88,109	$80,730
Additions during the period	—	7,379
Accumulated amortization	(25,611)	(21,205)
Net book value	$62,498	$66,904
Amortization during the year	$4,405	$8,749
Other intangibles
Gross carrying amount at the beginning of the year	$2,000	$38,970
Additions during the period	—	200
Reductions due to sale	(1,317)	(17,435)
Accumulated amortization	(683)	(20,385)
Net book value	$—	$1,350
Amortization during the year	$33	$1,443
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
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$59,967	$67,607
Additions from acquisition	—	1,357
Additions	7,488	13,667
Amortization	(11,352)	(22,664)
Mortgage servicing rights at end of period	$56,103	$59,967
Valuation allowance at beginning of period	$(18,006)	$(302)
(Additions) recoveries, net	10,239	(17,704)
Valuation allowance at end of period	$(7,768)	$(18,006)
Mortgage servicing rights, net	$48,335	$41,961
Fair value of mortgage servicing rights	$48,378	$41,990
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,149,619	$7,743,956
Mortgage servicing rights, net to servicing portfolio	0.68%	0.54%
Mortgage servicing rights expense(a)	$1,113	$40,369
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2021. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Six Months Ending December 31, 2021	$4,405	$5,834
2022	8,811	11,451
2023	8,811	8,823
2024	8,811	6,926
2025	8,811	5,512
2026	8,811	4,440
Beyond 2026	14,038	13,118
Total Estimated Amortization Expense	$62,498	$56,103

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	June 30, 2021	December 31, 2020
Short-Term Funding
Federal funds purchased	$45	$7,070
Securities sold under agreements to repurchase	170,374	185,901
Federal funds purchased and securities sold under agreements to repurchase	170,419	192,971
Commercial paper	55,785	59,346
Total short-term funding	$226,205	$252,317
Long-Term Funding
Bank senior notes, at par, due 2021	$300,000	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Finance leases	93	1,128
Capitalized costs	(1,069)	(1,663)
FHLB advances	1,619,826	1,632,723
Total long-term funding	2,168,851	2,182,188
Total short and long-term funding	$2,395,055	$2,434,505
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of June 30, 2021, the Corporation pledged agency mortgage-related securities with a fair value of $260 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
June 30, 2021
Repurchase agreements
Agency mortgage-related securities	$170,374	$—	$—	$—	$170,374
Total	$170,374	$—	$—	$—	$170,374
December 31, 2020
Repurchase agreements
Agency mortgage-related securities	$185,901	$—	$—	$—	$185,901
Total	$185,901	$—	$—	$—	$185,901
Long-Term Funding
Senior Notes
In August 2018, the Bank issued $300 million of senior notes, due August 2021, and callable July 2021. The senior notes have a fixed coupon interest rate of 3.50% and were issued at a discount. The Bank redeemed all of the senior notes on July 13, 2021, the initial redemption date under the terms of the notes.

Subordinated Notes
In November 2014, the Corporation issued $250 million of 10-year subordinated notes, due January 2025, and callable October 2024. The subordinated notes have a fixed coupon interest rate of 4.25% and were issued at a discount.
Finance Leases
In connection with the construction of a new branch in Oshkosh, Wisconsin, the Corporation entered into a land lease with the option to purchase the underlying land for a fixed price, which the Corporation now expects to exercise. The finance lease has a fixed interest rate of 1.07%. See Note 18 for additional disclosure regarding the Corporation’s leases.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $73 million and $72 million of investment securities as collateral at June 30, 2021, and December 31, 2020, respectively. At June 30, 2021, the Corporation posted $28 million of cash collateral compared to $31 million at December 31, 2020.
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
Derivatives to Accommodate Customer Needs
The Corporation facilitates customer borrowing activity by entering into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and commodity prices. These derivative contracts are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value in other assets and accrued expenses and other liabilities on the consolidated balance sheets with changes in the fair value recorded as a component of capital markets, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
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
The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments as of June 30, 2021 and December 31, 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2021 and December 31, 2020. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	June 30, 2021				December 31, 2020
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,716,697	$125,879	$3,716,697	$23,115	$3,639,679	$192,518	$3,639,679	$25,680
Foreign currency exchange forwards	476,479	3,747	465,165	3,556	411,292	4,909	398,890	4,836
Commodity contracts	33,320	9,593	33,519	9,393	87,547	12,486	83,214	11,155
Mortgage banking(a)	266,193	6,543	397,000	430	226,818	9,624	335,500	2,046
Gross derivatives before netting		$145,762		$36,494		$219,537		$43,716
Less: Legally enforceable master netting agreements		1,456		1,456		1,936		1,936
Less: Cash collateral pledged/received		534		25,000		10,879		25,625
Total derivative instruments, after netting		$143,772		$10,039		$206,722		$16,155
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At June 30, 2021, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $486 million and is included in loans on the consolidated balance sheets. This amount includes $2 million of hedging adjustments on the discontinued hedging relationships.

The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(352)	$—	$(542)	$—	$(837)	$—	$(864)	$(262)
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(352)	—	(542)	—	(837)	—	(864)	(262)
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)		2021	2020	2021	2020
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$(950)	$(65)	$1,989	$(3,155)
Foreign currency exchange forwards	Capital markets, net	(25)	41	118	(81)
Commodity contracts	Capital markets, net	(512)	(105)	(1,132)	641
Interest rate lock commitments (mortgage)	Mortgage banking, net	(373)	382	(3,081)	10,310
Forward commitments (mortgage)	Mortgage banking, net	4,685	9,679	(1,616)	(582)

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

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Received			Net Amount
Derivative assets
June 30, 2021	$1,990	$(1,456)	$(534)	$—	$—	$—
December 31, 2020	13,441	(1,936)	(10,879)	626	—	626

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)		Derivative Assets Offset	Cash Collateral Pledged			Net Amount
Derivative liabilities
June 30, 2021	$27,432	$(1,456)	$(25,000)	$977	$—	$977
December 31, 2020	27,951	(1,936)	(25,625)	390	—	390

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	June 30, 2021	December 31, 2020
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,274,533	$10,010,492
Commercial letters of credit(a)	5,779	3,642
Standby letters of credit(c)	251,341	278,798
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at June 30, 2021 or December 31, 2020.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million for both June 30, 2021 and December 31, 2020, as an estimate of the fair value of these financial instruments.
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

($ in Thousands)	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Allowance for Unfunded Commitments
Balance at beginning of period	$47,776	$21,907
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	18,690
Balance at beginning of period, adjusted	47,776	40,597
Provision for unfunded commitments	(2,500)	7,000
Amount recorded at acquisition	N/A	179
Balance at end of period	$45,276	$47,776
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 10. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at June 30, 2021 was $271 million, compared to $272 million at December 31, 2020, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $16 million and $12 million for the six months ended June 30, 2021 and 2020, respectively, and $8 million and $6 million for the three months ended June 30, 2021 and 2020, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $269 million at June 30, 2021 and $268 million at December 31, 2020.
The Corporation’s unfunded equity contributions relating to investments in federal and state qualified affordable housing and federal and state historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $97 million and $118 million at June 30, 2021 and December 31, 2020, respectively.
For the six months ended June 30, 2021 and the year ended December 31, 2020, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $23 million and $25 million at June 30, 2021 and December 31, 2020, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $4 million and $10 million for the six months ended June 30, 2021 and the year ended December 31, 2020, respectively. There were approximately $114,000 of loss reimbursement and settlement claims paid for the six months ended June 30, 2021 and there were no such claims for the year ended December 31, 2020. Make whole requests during 2020 and the first six months of 2021 generally arose from loans sold during the period of January 1, 2012 to December 31, 2020. Since January 1, 2012, loans sold totaled $15.3 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2021, approximately $6.4 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million as of June 30, 2021 and $2 million as of December 31, 2020.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2021 and December 31, 2020, there were approximately $24 million and $36 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2021 and December 31, 2020, there were $29 million and $33 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	June 30, 2021	December 31, 2020
Assets
Investment securities AFS
U.S. Treasury securities	Level 1	$124,533	$26,531
Agency securities	Level 2	14,991	25,038
Obligations of state and political subdivisions (municipal securities)	Level 2	420,609	450,662
Residential mortgage-related securities
FNMA / FHLMC	Level 2	2,057,909	1,461,241
GNMA	Level 2	93,967	235,537
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	95,708	22,904
GNMA	Level 2	289,593	524,756
Asset backed securities
FFELP	Level 2	215,464	327,189
SBA	Level 2	7,573	8,584
Other debt securities	Level 2	3,000	3,000
Total investment securities AFS	Level 1	$124,533	$26,531
Total investment securities AFS	Level 2	3,198,813	3,058,910
Equity securities with readily determinable fair values	Level 1	3,187	1,661
Residential loans held for sale	Level 2	160,547	129,158
Interest rate-related instruments(a)	Level 2	125,879	192,518
Foreign currency exchange forwards(a)	Level 2	3,747	4,909
Commodity contracts(a)	Level 2	9,593	12,486
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	6,543	9,624
Liabilities
Interest rate-related instruments(a)	Level 2	$23,115	$25,680
Foreign currency exchange forwards(a)	Level 2	3,556	4,836
Commodity contracts(a)	Level 2	9,393	11,155
Forward commitments to sell residential mortgage loans	Level 3	430	2,046
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the six months ended June 30, 2021 and the year ended December 31, 2020, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2019	$2,527	$710	$1,817
New production	72,659	(3,505)	76,164
Closed loans / settlements	(76,001)	(12,587)	(63,414)
Other	10,439	17,427	(6,988)
Mortgage derivative gain (loss)	7,097	1,335	5,762
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	$32,014	$(1,970)	$33,984
Closed loans / settlements	(30,061)	3,118	(33,179)
Other	(5,034)	(2,763)	(2,271)
Mortgage derivative gain (loss)	(3,081)	(1,615)	(1,465)
Balance June 30, 2021	$6,543	$430	$6,113
The closing ratio on interest rate lock commitments to originate residential mortgage loans held for sale is a Level 3 measurement, and was 88% at June 30, 2021.
The following table presents the carrying value of equity securities without readily determinable fair values still held as of June 30, 2021 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of June 30, 2021:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2020	$13,444
Carrying value changes	—
Additions	546
Sales	(33)
Carrying value as of June 30, 2021	$13,958

Cumulative upward carrying value changes between January 1, 2018 and June 30, 2021	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2021	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value		Adjustment Recognized on the Consolidated Statements of Income(c)
June 30, 2021
Assets
Individually evaluated loans(a)	Level 3	$81,668	Provision for credit losses	$(3,230)
OREO(b)	Level 2	14,197	Other noninterest expense / provision for credit losses(d)	4,567
Mortgage servicing rights	Level 3	48,378	Mortgage banking, net	10,239

December 31, 2020
Assets
Individually evaluated loans(a)	Level 3	$138,752	Provision for credit losses	$97,519
OREO(b)	Level 2	6,125	Other noninterest expense	3,747
Mortgage servicing rights	Level 3	41,990	Mortgage banking, net	(17,704)
(a) Includes probable TDRs which are individually analyzed, net of the related allowance for credit losses.
(b) If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value, and is therefore not included in the table.
(c) Includes the full year impact on the consolidated statements of income
(d) When a property's value is written down at the time it is transferred to OREO, the charge off is booked to the provision for credit losses. When a property is already in OREO and subsequently written down, the charge off is booked to other noninterest expense.
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
The table below presents information about these inputs and further discussion is found above:

June 30, 2021	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	14%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	9%	-	43%	16%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	34%	-	53%	38%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		June 30, 2021		December 31, 2020
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$406,994	$406,994	$416,154	$416,154
Interest-bearing deposits in other financial institutions	Level 1	1,340,385	1,340,385	298,759	298,759
Federal funds sold and securities purchased under agreements to resell	Level 1	25,000	25,000	1,135	1,135
Investment securities AFS	Level 1	124,533	124,533	26,531	26,531
Investment securities AFS	Level 2	3,198,813	3,198,813	3,058,910	3,058,910
Investment securities HTM, net	Level 1	1,000	1,013	999	1,024
Investment securities HTM, net	Level 2	1,798,835	1,929,470	1,877,939	2,027,852
Equity securities with readily determinable fair values	Level 1	3,187	3,187	1,661	1,661
Equity securities without readily determinable fair values	Level 3	13,958	13,958	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	168,281	168,281	168,280	168,280
Residential loans held for sale	Level 2	160,547	160,547	129,158	129,158
Loans, net	Level 3	23,628,725	23,601,959	24,068,022	24,012,738
Bank and corporate owned life insurance	Level 2	682,709	682,709	679,647	679,647
Derivatives (other assets)(a)	Level 2	139,219	139,219	209,913	209,913
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	6,543	6,543	9,624	9,624
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$25,791,904	$25,791,904	$24,725,451	$24,725,451
Brokered CDs and other time deposits(b)	Level 2	1,472,395	1,475,846	1,757,030	1,766,200
Short-term funding	Level 2	226,205	226,200	252,317	252,303
FHLB advances	Level 2	1,619,826	1,693,728	1,632,723	1,760,727
Other long-term funding	Level 2	549,024	570,836	549,465	578,233
Standby letters of credit(c)	Level 2	2,549	2,549	2,731	2,731
Derivatives (accrued expenses and other liabilities)(a)	Level 2	36,065	36,065	41,671	41,671
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	430	430	2,046	2,046
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $251 million at June 30, 2021 and $279 million at December 31, 2020. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
RAP
Service cost	$2,075	$2,165	$4,151	$4,330
Interest cost	1,623	2,008	3,245	4,015
Expected return on plan assets	(6,430)	(6,405)	(12,861)	(12,810)
Amortization of prior service cost	(18)	(19)	(37)	(38)
Amortization of actuarial loss (gain)	1,050	803	2,100	1,610
Total net periodic pension cost	$(1,701)	$(1,449)	$(3,402)	$(2,893)
Postretirement Plan
Interest cost	$13	$20	$26	$39
Amortization of prior service cost	(19)	(19)	(38)	(38)
Total net periodic benefit cost	$(6)	$1	$(12)	$2
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the six months ended June 30, 2021 and 2020.
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
A provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using the methodologies described in the Corporation’s 2020 Annual Report on

Form 10-K. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, and asset gains on disposed business units) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting note in the Corporation’s 2020 Annual Report on Form 10-K.
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals and small to mid-sized businesses. During the first quarter of 2021, the Corporation sold its wealth management subsidiary Whitnell. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, the Corporation historically offered insurance and risk consulting services. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches).
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$93,366	$98,824	$186,527	$206,577
Net intersegment interest income (expense)	6,394	6,912	13,078	(3,814)
Segment net interest income	99,760	105,736	199,605	202,764
Noninterest income(a)	38,588	35,115	81,619	73,848
Total revenue	138,348	140,851	281,224	276,612
Provision for credit losses	16,429	13,713	33,938	25,885
Noninterest expense	56,404	53,959	114,129	108,264
Income (loss) before income taxes	65,514	73,179	133,157	142,464
Income tax expense (benefit)	11,947	13,724	24,596	26,664
Net income	$53,568	$59,456	$108,560	$115,800
Allocated goodwill			$525,836	$530,144

	Community, Consumer, and Business
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$70,150	$73,120	$138,425	$148,047
Net intersegment interest income (expense)	13,922	14,317	26,797	32,982
Segment net interest income	84,073	87,437	165,223	181,029
Noninterest income	31,660	54,133	77,788	107,483
Total revenue	115,732	141,570	243,011	288,512
Provision for credit losses	4,565	5,429	9,664	10,537
Noninterest expense	98,260	119,715	195,607	233,491
Income (loss) before income taxes	12,907	16,426	37,740	44,483
Income tax expense (benefit)	2,710	3,450	7,925	9,342
Net income	$10,196	$12,977	$29,815	$35,142
Allocated goodwill			$579,156	$577,758

	Risk Management and Shared Services
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$15,999	$17,929	$30,464	$38,190
Net intersegment interest income (expense)	(20,316)	(21,229)	(39,875)	(29,169)
Segment net interest income	(4,318)	(3,301)	(9,412)	9,021
Noninterest income(b)	3,195	165,242	9,379	171,465
Total revenue	(1,123)	161,941	(32)	180,486
Provision for credit losses	(55,999)	41,858	(101,610)	77,579
Noninterest expense	19,810	9,733	40,086	33,843
Income (loss) before income taxes	35,065	110,350	61,492	69,065
Income tax expense (benefit)	7,823	34,065	14,560	25,451
Net income	$27,242	$76,285	$46,932	$43,613
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$179,515	$189,872	$355,416	$392,814
Net intersegment interest income (expense)	—	—	—	—
Segment net interest income	179,515	189,872	355,416	392,814
Noninterest income(a)(b)	73,443	254,490	168,786	352,796
Total revenue	252,957	444,362	524,202	745,610
Provision for credit losses	(35,004)	61,000	(58,009)	114,001
Noninterest expense	174,475	183,407	349,821	375,598
Income (loss) before income taxes	113,487	199,955	232,389	256,012
Income tax expense (benefit)	22,480	51,238	47,082	61,457
Net income	$91,007	$148,718	$185,307	$194,555
Allocated goodwill			$1,104,992	$1,107,902
(a) For the six months ended June 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.
(b) For the three and six months ended June 30, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2021 and 2020, including changes during the preceding three and six month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities AFS	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$41,325	$(28,707)	$12,618
Other comprehensive income (loss) before reclassifications	(16,002)	—	(16,002)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	16	—	16
Personnel expense	—	(74)	(74)
Other expense	—	2,100	2,100
Interest income	1,163	—	1,163
Income tax (expense) benefit	3,574	(506)	3,068
Net other comprehensive income (loss) during period	(11,249)	1,519	(9,729)
Balance June 30, 2021	$30,076	$(27,187)	$2,889

Balance December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income (loss) before reclassifications	48,060	—	48,060
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(9,214)	—	(9,214)
Personnel expense	—	(75)	(75)
Other expense	—	1,610	1,610
Interest income	1,332	—	1,332
Income tax (expense) benefit	(10,066)	(385)	(10,450)
Net other comprehensive income (loss) during period	30,112	1,150	31,263
Balance June 30, 2020	$34,101	$(36,021)	$(1,920)

($ in Thousands)	Investments Securities AFS	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2021	$23,754	$(27,947)	$(4,193)
Other comprehensive income (loss) before reclassifications	7,978	—	7,978
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(24)	—	(24)
Personnel expense	—	(37)	(37)
Other expense	—	1,050	1,050
Interest income	645	—	645
Income tax (expense) benefit	(2,277)	(253)	(2,530)
Net other comprehensive income (loss) during period	6,322	760	7,082
Balance June 30, 2021	$30,076	$(27,187)	$2,889

Balance March 31, 2020	$19,620	$(36,595)	$(16,974)
Other comprehensive income (loss) before reclassifications	21,641	—	21,641
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(3,096)	—	(3,096)
Personnel expense	—	(38)	(38)
Other expense	—	803	803
Interest income	776	—	776
Income tax (expense) benefit	(4,841)	(192)	(5,032)
Net other comprehensive income (loss) during period	14,481	573	15,054
Balance June 30, 2020	$34,101	$(36,021)	$(1,920)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Wealth management fees	$22,706	$20,238	$45,120	$40,345
Service charges and deposit account fees	4,454	4,307	9,359	7,859
Card-based fees(a)	391	228	826	743
Insurance commissions and fees	38	47	61	123
Other revenue	1,162	294	1,848	1,081
Noninterest income (in-scope of Topic 606)	$28,751	$25,114	$57,214	$50,150
Noninterest income (out-of-scope of Topic 606)(b)	9,837	10,002	24,404	23,698
Total noninterest income	$38,588	$35,115	$81,619	$73,848

	Community, Consumer, and Business
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Wealth management fees	$—	$678	$—	$1,387
Service charges and deposit account fees	11,088	7,173	21,023	18,838
Card-based fees(a)	10,613	8,647	19,937	17,693
Insurance commissions and fees	46	22,381	96	44,910
Other revenue	2,047	2,861	5,514	5,147
Noninterest income (in-scope of Topic 606)	$23,793	$41,739	$46,570	$87,974
Noninterest income (out-of-scope of Topic 606)	7,866	12,394	31,218	19,509
Total noninterest income	$31,660	$54,133	$77,788	$107,483

	Risk Management and Shared Services
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Service charges and deposit account fees	$7	$4	$22	$10
Card-based fees(a)	5	47	9	94
Insurance commissions and fees	2	3	4	6
Other revenue	963	26	1,464	49
Noninterest income (in-scope of Topic 606)	$978	$80	$1,500	$158
Noninterest income (out-of-scope of Topic 606)(c)	2,217	165,161	7,879	171,307
Total noninterest income	$3,195	$165,242	$9,379	$171,465

	Consolidated Total
	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Wealth management fees	$22,706	$20,916	$45,120	$41,732
Service charges and deposit account fees	15,549	11,484	30,404	26,706
Card-based fees(a)	11,009	8,922	20,773	18,529
Insurance commissions and fees	86	22,430	161	45,038
Other revenue	4,173	3,181	8,826	6,277
Noninterest income (in-scope of Topic 606)	$53,522	$66,933	$105,284	$138,282
Noninterest income (out-of-scope of Topic 606)(b)(c)	19,921	187,557	63,502	214,515
Total noninterest income	$73,443	$254,490	$168,786	$352,796
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) For the six months ended June 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.
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
These leases have original terms of 1 year or longer with remaining maturities up to 41 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any purchase options or optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.
The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in Thousands)	2021	2020	2021	2020
Operating lease costs	$2,243	$2,631	$4,483	$5,254
Finance lease costs	19	31	58	67
Operating lease cash flows	2,777	2,700	5,740	5,432
Finance lease cash flows	40	21	80	42
The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	June 30, 2021	December 31, 2020
Operating lease right-of-use asset	Premises and equipment	$31,609	$31,994
Finance lease right-of-use asset	Other assets	76	962
Operating lease liability	Accrued expenses and other liabilities	35,370	36,425
Finance lease liability	Other long-term funding	93	1,128

The lease payment obligations, weighted-average remaining lease term, and weighted-average discount rate were as follows:

	June 30, 2021			December 31, 2020
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$384	1.99	0.45%	$386	2.49	0.46%
Retail and corporate offices	32,942	5.67	3.19%	34,036	6.04	3.33%
Land	5,949	8.66	3.10%	6,385	8.99	3.09%
Total operating leases	$39,275	6.07	3.15%	$40,806	6.45	3.27%
Finance leases
Land	$94	1.17	1.07%	$1,145	1.65	1.05%
Total finance leases	$94	1.17	1.07%	$1,145	1.65	1.05%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Six Months Ending December 31, 2021	$4,921	$42	$4,964
2022	7,984	51	8,035
2023	6,050	—	6,050
2024	5,274	—	5,274
2025	4,110	—	4,110
Beyond 2025	10,935	—	10,935
Total lease payments	$39,275	$94	$39,368
Less: interest	3,905	1	3,906
Present value of lease payments	$35,370	$93	$35,463
As of June 30, 2021 and December 31, 2020, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $16 million and $17 million, respectively. The leases that had not yet commenced as of June 30, 2021, will commence between July 2021 and October 2023 with lease terms of 1 year to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, in the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, in Item 1A of Part 2 herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $24.3 billion increased $30 million compared to the first six months of 2020. The Corporation expects 2021 commercial loan growth, excluding PPP, of 2% to 4%.
•Average deposits of $27.1 billion increased $1.9 billion, or 8%, from the first six months of 2020, driven primarily by government stimulus related inflows.
•Net interest income of $355 million decreased $37 million, or 10%, from the first six months of 2020, and net interest margin was 2.38% compared to 2.66% for the first six months of 2020. Both decreases were primarily due to a lower interest rate environment. The Corporation expects a full year margin of 2.45% to 2.55%.
•Provision for credit losses had a benefit of $58 million, compared to provision expense of $114 million for the first six months of 2020. The Corporation expects provision to adjust with changes to risk grade, economic conditions, other indications of credit quality, and loan volume.
•Noninterest income of $169 million decreased $184 million, or 52%, from the first six months of 2020, primarily driven by the $163 million gain on sale of ABRC in 2020. The Corporation expects 2021 noninterest income of $315 million to $325 million, reflecting strong mortgage activity in the first half of 2021 and continued wealth management strength over the course of the year.
•Noninterest expense of $350 million decreased $26 million, or 7%, from the first six months of 2020, primarily due to a decrease in personnel expense of $15 million, or 6%, which was primarily due to having fewer employees as a result of dispositions, and a decrease in other expense of $8 million, or 34%. The Corporation has withdrawn our prior 2021 total expense guidance. Total expense for 2021 will reflect growth and efficiency initiatives which are under development and expected to be announced later in the third quarter of 2021. Before the impact of such initiatives, we expect total expense for 2021 would be approximately $695 million to $700 million.

Table 1 Summary Results of Operations: Trends

	YTD
($ in Thousands, except per share data)	June 30, 2021	June 30, 2020	2Q21	1Q21	4Q20	3Q20	2Q20
Net income	$185,307	$194,555	$91,007	$94,301	$67,002	$45,214	$148,718
Net income available to common equity	175,226	186,611	86,131	89,094	61,795	40,007	144,573
Earnings per common share - basic	1.14	1.21	0.56	0.58	0.40	0.26	0.94
Earnings per common share - diluted	1.13	1.20	0.56	0.58	0.40	0.26	0.94
Effective tax rate	20.26%	24.01%	19.81%	20.69%	20.10%	N/M	25.62%
N/M = Not Meaningful

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Six Months Ended June 30,
	2021			2020
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$753,778	$18,949	5.07%	$424,380	$4,841	2.29%
Commercial and business lending (excl PPP loans)	8,487,187	107,977	2.56%	8,786,511	144,314	3.30%
Commercial real estate lending	6,165,433	88,455	2.89%	5,524,915	103,556	3.77%
Total commercial	15,406,399	215,380	2.82%	14,735,807	252,711	3.45%
Residential mortgage	7,911,635	110,841	2.80%	8,338,054	132,821	3.19%
Retail	961,940	22,827	4.76%	1,175,851	31,841	5.43%
Total loans	24,279,974	349,049	2.89%	24,249,712	417,372	3.45%
Investment securities
Taxable	3,099,322	15,855	1.02%	3,294,669	36,375	2.21%
Tax-exempt(a)	1,927,169	35,945	3.73%	1,948,320	36,873	3.79%
Other short-term investments	1,381,370	3,521	0.51%	745,290	5,535	1.49%
Investments and other	6,407,860	55,320	1.73%	5,988,278	78,783	2.63%
Total earning assets	30,687,834	$404,369	2.65%	30,237,990	$496,155	3.29%
Other assets, net	3,345,982			3,473,484
Total assets	$34,033,816			$33,711,474
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$3,966,797	$689	0.04%	$3,064,440	$2,228	0.15%
Interest-bearing demand	5,796,680	2,234	0.08%	5,376,249	10,197	0.38%
Money market	6,928,898	2,082	0.06%	6,517,749	12,708	0.39%
Network transaction deposits	994,016	591	0.12%	1,489,433	5,141	0.69%
Time deposits	1,583,725	4,923	0.63%	2,553,065	19,569	1.54%
Total interest-bearing deposits	19,270,116	10,519	0.11%	19,000,936	49,844	0.53%
Federal funds purchased and securities sold under agreements to repurchase	146,941	55	0.08%	199,477	420	0.42%
Commercial paper	49,026	13	0.05%	35,904	30	0.17%
PPPLF	—	—	—%	387,250	676	0.35%
Other short-term funding	—	—	—%	8,498	11	0.25%
FHLB advances	1,626,114	19,017	2.36%	3,021,433	33,096	2.20%
Long-term funding	549,402	11,160	4.06%	549,111	11,200	4.08%
Total short and long-term funding	2,371,483	30,245	2.56%	4,201,674	45,432	2.17%
Total interest-bearing liabilities	21,641,598	$40,764	0.38%	23,202,610	$95,276	0.83%
Noninterest-bearing demand deposits	7,869,320			6,216,631
Other liabilities	405,519			448,074
Stockholders’ equity	4,117,378			3,844,158
Total liabilities and stockholders’ equity	$34,033,816			$33,711,474
Interest rate spread			2.27%			2.46%
Net free funds			0.11%			0.20%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$363,605	2.38%		$400,879	2.66%
Fully tax-equivalent adjustment		8,189			8,066
Net interest income		$355,416			$392,814

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Table 2 Net Interest Income Analysis

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$701,440	$10,048	5.75%	$806,699	$8,900	4.47%	$848,761	$4,841	2.29%
Commercial and business lending (excl PPP loans)	8,437,624	53,886	2.56%	8,537,301	54,091	2.57%	9,192,910	64,097	2.80%
Commercial real estate lending	6,159,728	44,139	2.87%	6,171,202	44,315	2.91%	5,720,262	46,057	3.24%
Total commercial	15,298,792	108,073	2.83%	15,515,202	107,307	2.80%	15,761,933	114,995	2.93%
Residential mortgage	7,861,139	55,337	2.82%	7,962,691	55,504	2.79%	8,271,757	62,860	3.04%
Retail	938,682	11,197	4.78%	985,456	11,630	4.75%	1,157,116	14,368	4.98%
Total loans	24,098,614	174,607	2.90%	24,463,349	174,442	2.88%	25,190,806	192,223	3.06%
Investment securities
Taxable	3,220,825	8,840	1.10%	2,976,469	7,014	0.94%	3,129,113	16,103	2.06%
Tax-exempt(a)	1,953,696	18,101	3.71%	1,900,346	17,844	3.76%	1,922,392	18,270	3.80%
Other short-term investments	1,766,615	1,826	0.41%	991,844	1,694	0.69%	1,016,976	2,231	0.88%
Investments and other	6,941,135	28,767	1.66%	5,868,659	26,553	1.81%	6,068,481	36,604	2.41%
Total earning assets	31,039,749	$203,375	2.62%	30,332,008	$200,994	2.67%	31,259,287	$228,826	2.94%
Other assets, net	3,339,898			3,352,135			3,586,656
Total assets	$34,379,647			$33,684,143			$34,845,943
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,121,553	$357	0.03%	$3,810,321	$332	0.04%	$3,260,040	$429	0.05%
Interest-bearing demand	5,879,173	1,057	0.07%	5,713,270	1,178	0.08%	5,445,267	1,442	0.11%
Money market	6,981,482	1,023	0.06%	6,875,730	1,059	0.06%	6,496,841	1,902	0.12%
Network transaction deposits	908,869	264	0.12%	1,080,109	327	0.12%	1,544,737	539	0.14%
Time deposits	1,509,705	1,909	0.51%	1,658,568	3,014	0.74%	2,469,899	8,866	1.44%
Total interest-bearing deposits	19,400,781	4,609	0.10%	19,137,998	5,909	0.13%	19,216,785	13,178	0.28%
Federal funds purchased and securities sold under agreements to repurchase	157,619	30	0.08%	136,144	26	0.08%	204,548	51	0.10%
Commercial paper	55,209	7	0.05%	42,774	6	0.05%	37,526	5	0.05%
PPPLF	—	—	—%	—	—	—%	774,500	676	0.35%
FHLB advances	1,620,397	9,524	2.36%	1,631,895	9,493	2.36%	2,810,867	15,470	2.21%
Long-term funding	549,222	5,575	4.06%	549,585	5,585	4.07%	548,757	5,593	4.08%
Total short and long-term funding	2,382,446	15,136	2.55%	2,360,397	15,109	2.58%	4,376,199	21,795	2.00%
Total interest-bearing liabilities	21,783,227	$19,745	0.36%	21,498,395	$21,018	0.40%	23,592,983	$34,973	0.60%
Noninterest-bearing demand deposits	8,069,851			7,666,561			6,926,401
Other liabilities	395,950			415,195			480,041
Stockholders’ Equity	4,130,618			4,103,991			3,846,517
Total liabilities and stockholders’ equity	$34,379,647			$33,684,143			$34,845,943
Interest rate spread			2.26%			2.27%			2.34%
Net free funds			0.11%			0.12%			0.15%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$183,629	2.37%		$179,976	2.39%		$193,853	2.49%
Fully tax-equivalent adjustment		4,115			4,074			3,981
Net interest income		$179,515			$175,902			$189,872

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•    Average loans of $24.3 billion increased $30 million compared to the first six months of 2020.
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $355 million for the first six months of 2021 compared to $393 million for the first six months of 2020. Fully tax-equivalent net interest income of $364 million for the first six months of 2021 was $37 million, or 9%, lower than the first six months of 2020. The net interest margin for the first six months of 2021 was 2.38% compared to 2.66% for the first six months of 2020. The decreases were attributable to a lower interest rate environment and increased liquidity primarily related to monetary and fiscal stimulus programs. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities of $21.6 billion for the first six months of 2021 were down $1.6 billion, or 7%, compared to the first six months of 2020. On average, FHLB advances decreased $1.4 billion, or 46%, primarily driven by the Corporation's prepayment of $950 million in FHLB advances during the third quarter of 2020. Interest-bearing deposits increased $269 million, or 1%, primarily driven by an increase in low cost deposits partially offset by decreases in higher cost deposits. Average noninterest-bearing demand deposits of $7.9 billion for the first six months of 2021 were up $1.7 billion, or 27%, versus the first six months of 2020. Government stimulus programs have led to customers holding higher deposit balances.
•    The cost of interest-bearing liabilities was 0.38% for the first six months of 2021, which was a 45 bp drop from the first six months of 2020, primarily attributable to the federal funds rate decreases which occurred in March 2020.
•The Federal Reserve lowered the federal funds target interest to a range of 0.00% to 0.25% in March 2020, which has remained constant through the end of the second quarter of 2021.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2021 was the Moody's baseline scenario from June 2021 over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	YTD								2Q21 Changes vs
($ in Thousands, except as noted)	June 30, 2021	June 30, 2020	YTD % Change	2Q21	1Q21	4Q20	3Q20	2Q20	1Q21	2Q20
Wealth management fees	$45,120	$41,732	8%	$22,706	$22,414	$22,073	$21,152	$20,916	1%	9%
Service charges and deposit account fees	30,404	26,706	14%	15,549	14,855	15,318	14,283	11,484	5%	35%
Card-based fees	20,725	18,490	12%	10,982	9,743	9,848	10,195	8,893	13%	23%
Other fee-based revenue	8,840	9,272	(5)%	4,244	4,596	4,998	4,968	4,774	(8)%	(11)%
Total fee-based revenue	105,089	96,200	9%	53,480	51,608	52,237	50,598	46,068	4%	16%
Capital markets, net	13,814	14,845	(7)%	5,696	8,118	5,898	7,222	6,910	(30)%	(18)%
Mortgage servicing fees, net(a)	(1,552)	1,282	N/M	(155)	(1,397)	(973)	(957)	(781)	89%	(80)%
Gains (losses) and fair value adjustments on loans held for sale	23,367	30,732	(24)%	8,623	14,744	14,733	14,536	20,976	(42)%	(59)%
Fair value adjustment on portfolio loans transferred to held for sale	—	3,423	(100)%	—	—	—	509	—	N/M	N/M
Mortgage servicing rights (impairment) recovery	10,239	(17,029)	N/M	(340)	10,578	776	(1,451)	(7,932)	N/M	(96)%
Mortgage banking, net	32,054	18,407	74%	8,128	23,925	14,537	12,636	12,263	(66)%	(34)%
Bank and corporate owned life insurance	5,791	6,719	(14)%	3,088	2,702	3,978	3,074	3,625	14%	(15)%
Insurance commissions and fees	161	45,038	(100)%	86	76	92	114	22,430	13%	(100)%
Other	6,059	5,090	19%	2,918	3,141	2,879	2,232	2,737	(7)%	7%
Subtotal	162,968	186,298	(13)%	73,397	89,570	79,621	75,877	94,034	(18)%	(22)%
Asset gains (losses), net	4,796	157,284	(97)%	(14)	4,809	(1,356)	(339)	157,361	N/M	N/M
Investment securities gains(losses), net	(16)	9,214	N/M	24	(39)	—	7	3,096	N/M	(99)%
Gain/loss on the sale of branches, net	1,038	—	N/M	36	1,002	7,449	—	—	(96)%	N/M
Total noninterest income	$168,786	$352,796	(52)%	$73,443	$95,343	$85,714	$75,545	$254,490	(23)%	(71)%
Mortgage loans originated for sale during period	$889,315	$860,674	3%	$476,670	$412,645	$323,101	$458,361	$550,419	16%	(13)%
Mortgage loan settlements during period	884,581	1,022,268	(13)%	484,446	400,135	338,794	598,509	725,003	21%	(33)%
Mortgage portfolio loans transferred to held for sale during period	—	199,587	(100)%	—	—	—	69,532	—	N/M	N/M
Assets under management, at market value(b)				13,141	12,553	13,314	12,195	11,755	5%	12%
N/M = Not Meaningful
(a) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(b) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in Noninterest Income
•Mortgage banking, net was up $14 million from the first six months of 2020 due to a $10 million recovery of MSRs impairment during the year as a result of market rates recovering, compared to impairment of $17 million during the first six months of 2020. Gain on sale of loans is lower due to lower mortgage settlements as well as contracting margins on the loans sold.
•Asset gains (losses), net was down $152 million from the first six months of 2020, driven by a gain of $163 million from the sale of ABRC during the second quarter of 2020, offset by a gain of $2 million from the sale of Whitnell and gains of $3 million from private equity investments during the first six months of 2021.
•Insurance commissions and fees was down $45 million from the first six months of 2020, driven by the sale of ABRC during the second quarter of 2020 which largely eliminated the source of noninterest income.
•Service charges and deposit account fees were up $4 million from the first six months of 2020 as a result of service charges that were waived during 2020 in response to the pandemic.

Noninterest Expense
Table 4 Noninterest Expense

	YTD								2Q21 Change vs
($ in Thousands)	June 30, 2021	June 30, 2020	YTD % Change	2Q21	1Q21	4Q20	3Q20	2Q20	1Q21	2Q20
Personnel	$211,020	$225,551	(6)%	$106,994	$104,026	$98,033	$108,567	$111,350	3%	(4)%
Technology	40,975	41,973	(2)%	20,236	20,740	19,574	19,666	21,174	(2)%	(4)%
Occupancy	30,835	30,532	1%	14,679	16,156	15,678	17,854	14,464	(9)%	1%
Business development and advertising	9,366	9,382	—%	4,970	4,395	5,421	3,626	3,556	13%	40%
Equipment	10,999	10,751	2%	5,481	5,518	5,555	5,399	5,312	(1)%	3%
Legal and professional	13,191	10,217	29%	6,661	6,530	5,737	5,591	5,058	2%	32%
Loan and foreclosure costs	4,891	6,725	(27)%	2,671	2,220	3,758	2,118	3,605	20%	(26)%
FDIC assessment	8,350	10,750	(22)%	3,600	4,750	5,700	3,900	5,250	(24)%	(31)%
Other intangible amortization	4,439	5,686	(22)%	2,203	2,236	2,253	2,253	2,872	(1)%	(23)%
Loss on prepayments of FHLB advances	—	—	N/M	—	—	—	44,650	—	N/M	N/M
Other	15,755	24,030	(34)%	6,979	8,775	11,141	13,963	10,766	(20)%	(35)%
Total noninterest expense	$349,821	$375,598	(7)%	$174,475	$175,347	$172,850	$227,587	$183,407	—%	(5)%
Average FTEs(a)	4,005	4,666	(14)%	3,990	4,020	4,134	4,374	4,701	(1)%	(15)%
N/M = Not Meaningful
(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense decreased $15 million from the first six months of 2020, primarily due to having fewer employees as a result of the sales of ABRC and Whitnell, corporate restructurings, and branch sales, partially offset by an increase in funding for the management incentive plan.
•Legal and professional expenses increased $3 million as a result of consulting costs associated with processing the elevated mortgage volumes.
Income Taxes
The Corporation recognized income tax expense of $47 million for the six months ended June 30, 2021, compared to income tax expense of $61 million for the six months ended June 30, 2020. The Corporation's effective tax rate was 20.26% for the first six months of 2021, compared to an effective tax rate of 24.01% for the first six months of 2020. The decreases in effective tax rate and income tax expense during the first six months of 2021 were primarily driven by the gain on sale of ABRC, partially offset by tax planning strategies, both of which occurred during the second quarter of 2020. The Corporation expects a full year effective tax rate of 19% to 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At June 30, 2021, total assets were $34.2 billion, up $733 million, or 2%, from December 31, 2020 and down $1.3 billion, or 4%, from June 30, 2020.
•Interest bearing deposits in other financial institutions were $1.3 billion at June 30, 2021, up $1.0 billion from December 31, 2020 due to excess reserves being held at the Federal Reserve, but down $229 million, or 15%, from June 30, 2020.
•Loans of $23.9 billion at June 30, 2021 were down $504 million, or 2%, from December 31, 2020 and down $885 million, or 4%, from June 30, 2020. See Note 7 Loans for additional details.
•At June 30, 2021, total deposits of $27.3 billion were up $782 million, or 3%, from December 31, 2020 and were up $713 million, or 3%, from June 30, 2020. Government stimulus programs have led to customers holding higher deposit balances. See section Deposits and Customer Funding for additional information on deposits.
•FHLB advances were $1.6 billion at both June 30, 2021 and December 31, 2020, but down $1.0 billion, or 39%, from June 30, 2020, primarily driven by the Corporation's prepayment of $950 million in long-term FHLB advances during the third quarter of 2020.
•Preferred equity was $290 million at June 30, 2021, down $63 million, or 18%, from December 31, 2020, and down $64 million, or 18% from June 30, 2020, as a result of the redemption of the Corporation's Series C Preferred Stock during the second quarter of 2021.
Loans
Table 5 Period End Loan Composition

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$405,482	2%	$836,566	3%	$767,757	3%	$1,022,217	4%	$1,012,033	4%
Commercial and industrial	7,909,119	33%	7,664,501	32%	7,701,422	31%	7,933,404	32%	7,968,709	32%
Commercial real estate — owner occupied	880,755	4%	883,237	4%	900,912	4%	904,997	4%	914,385	4%
Commercial and business lending	9,195,355	38%	9,384,303	39%	9,370,091	38%	9,860,618	39%	9,895,127	40%
Commercial real estate — investor	4,300,651	18%	4,260,706	18%	4,342,584	18%	4,320,926	17%	4,174,125	17%
Real estate construction	1,880,897	8%	1,882,299	8%	1,840,417	8%	1,859,609	7%	1,708,189	7%
Commercial real estate lending	6,181,549	26%	6,143,004	25%	6,183,001	25%	6,180,536	25%	5,882,314	24%
Total commercial	15,376,904	64%	15,527,307	64%	15,553,091	64%	16,041,154	64%	15,777,441	64%
Residential mortgage	7,638,372	32%	7,685,218	32%	7,878,324	32%	7,885,523	32%	7,933,518	32%
Home equity	631,783	3%	651,647	3%	707,255	3%	761,593	3%	795,671	3%
Other consumer	300,477	1%	298,156	1%	313,054	1%	315,483	1%	326,040	1%
Total consumer	8,570,632	36%	8,635,020	36%	8,898,632	36%	8,962,599	36%	9,055,230	36%
Total loans	$23,947,536	100%	$24,162,328	100%	$24,451,724	100%	$25,003,753	100%	$24,832,671	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2020 and the first six months of 2021. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of June 30, 2021 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
PPP	$112,201	$293,281	$—	$405,482	2%
Commercial and industrial	7,334,662	468,339	106,118	7,909,119	33%
Commercial real estate — owner occupied	495,599	242,888	142,268	880,755	4%
Commercial real estate — investor	3,906,286	294,497	99,869	4,300,651	18%
Real estate construction	1,817,985	52,043	10,869	1,880,897	8%
Residential mortgage - Adjustable(b)	469,632	904,575	1,628,026	3,002,233	13%
Residential mortgage - Fixed	38,837	92,418	4,504,884	4,636,139	19%
Home equity	27,454	83,983	520,346	631,783	3%
Other consumer	44,475	57,954	198,048	300,477	1%
Total loans	$14,247,131	$2,489,977	$7,210,427	$23,947,536	100%
Fixed rate	$5,321,872	$1,379,252	$5,038,815	$11,739,940	49%
Floating or adjustable rate	8,925,259	1,110,724	2,171,612	12,207,596	51%
Total	$14,247,131	$2,489,977	$7,210,427	$23,947,536	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At June 30, 2021, $17.5 billion, or 73%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2021, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

June 30, 2021	% of Total Loans	% of Total Commercial and Business Lending
Finance and Insurance	7%	19%
Utilities	7%	18%
Manufacturing and Wholesale Trade	7%	17%
Real Estate	5%	14%
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

June 30, 2021	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	6%	31%
Office	4%	24%
Retail	3%	18%
Industrial	3%	17%
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
Table 9 Largest Real Estate Construction Property Type Exposures

June 30, 2021	% of Total Loans	% of Total Real Estate Construction
Multi-Family	3%	37%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2021. The majority of the on balance sheet residential mortgage portfolio consists of LIBOR or constant maturity treasury based, hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
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
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $112 million and $118 million of student loans at June 30, 2021 and December 31, 2020, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic and the passage of the CARES Act, government guaranteed student loans had been placed on an administrative forbearance through September 30, 2020. Subsequently, on August 8, 2020, President Trump directed the Secretary of Education to continue to suspend loan payments, stop collections, and waive interest on U.S. Department of Education held federal student loans through December 31, 2020. On December 4, 2020, the relief measures were extended through January 31, 2021, and on January 20, 2021, President Biden extended the federal student loan relief through September 30, 2021. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
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

The following table summarizes the balance segmentation of the PPP loans and associated deferred fees as of June 30, 2021:
Table 10 Paycheck Protection Program Loan Segmentation

	Round 1 & 2			Round 3			Total
	Originated Loans	Originated Balance	Outstanding Balance	Originated Loans	Originated Balance	Outstanding Balance	Outstanding Balance
($ in Thousands)
>=$2,000,000	99	$335,534	$66,418	11	$22,000	$20,000	$86,418
< $2,000,000 And > $350,000	485	386,245	17,749	158	118,491	109,675	127,425
<=$350,000	7,495	344,032	30,422	5,332	188,514	161,217	191,638
Total	8,079	$1,065,811	$114,589	5,501	$329,004	$290,892	$405,482
Deferred fees			$1,034			$14,438	$15,472
The following table summarizes loan forbearances outstanding in response to the COVID-19 pandemic as of June 30, 2021 as a result of the loan forbearance program:

Table 11 COVID-19 Loan Forbearances

($ in Thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Total commercial	$15,185	$17,636	$30,744	$310,377	$863,090
Total consumer	4,376	19,724	47,835	375,794	724,921
Total	$19,561	$37,360	$78,579	$686,171	$1,588,011

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

Table 12 Nonperforming Assets

($ in Thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Nonperforming assets
Commercial and industrial	$18,380	$33,192	$61,859	$105,899	$80,239
Commercial real estate — owner occupied	7	7	1,058	2,043	1,932
Commercial and business lending	18,387	33,200	62,917	107,941	82,171
Commercial real estate — investor	63,003	58,485	78,220	50,458	11,172
Real estate construction	247	327	353	392	503
Commercial real estate lending	63,250	58,813	78,573	50,850	11,675
Total commercial	81,637	92,012	141,490	158,792	93,846
Residential mortgage	56,795	61,256	59,337	62,331	66,656
Home equity	8,517	9,792	9,888	10,277	10,829
Other consumer	186	231	140	190	276
Total consumer	65,498	71,280	69,364	72,798	77,761
Total nonaccrual loans	147,135	163,292	210,854	231,590	171,607
Commercial real estate owned	1,318	2,092	2,185	2,113	2,968
Residential real estate owned	2,438	1,501	1,194	1,535	3,573
Bank properties real estate owned	20,244	20,995	10,889	15,335	13,723
OREO	24,000	24,588	14,269	18,983	20,264
Other nonperforming assets	—	—	—	909	909
Total nonperforming assets	$171,135	$187,880	$225,123	$251,481	$192,780
Accruing loans past due 90 days or more
Commercial	$203	$190	$175	$763	$385
Consumer	1,099	1,485	1,423	1,091	1,081
Total accruing loans past due 90 days or more	$1,302	$1,675	$1,598	$1,854	$1,466
Restructured loans (accruing)(a)
Commercial	$26,353	$27,356	$41,119	$18,407	$18,189
Consumer	15,582	13,464	10,973	8,485	7,114
Total restructured loans (accruing)	$41,935	$40,820	$52,092	$26,891	$25,303
Nonaccrual restructured loans (included in nonaccrual loans)	$17,237	$17,624	$20,190	$23,844	$25,362
Ratios
Nonaccrual loans to total loans	0.61%	0.68%	0.86%	0.93%	0.69%
NPAs to total loans plus OREO	0.71%	0.78%	0.92%	1.01%	0.78%
NPAs to total assets	0.50%	0.54%	0.67%	0.72%	0.54%
Allowance for credit losses on loans to nonaccrual loans	247.45%	247.23%	204.63%	190.85%	249.74%
(a) Does not include any restructured loans related to COVID-19 in accordance with Section 4013 of the CARES Act.

Table 12 Nonperforming Assets (continued)

($ in Thousands)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Accruing loans 30-89 days past due
Commercial and industrial	$258	$526	$6,119	$298	$716
Commercial real estate — owner occupied	47	—	373	870	199
Commercial and business lending	306	526	6,492	1,167	916
Commercial real estate — investor	391	5,999	12,793	409	13,874
Real estate construction	117	977	991	111	385
Commercial real estate lending	509	6,976	13,784	520	14,260
Total commercial	814	7,502	20,276	1,687	15,175
Residential mortgage	5,015	3,973	10,385	6,185	3,023
Home equity	2,472	2,352	4,802	5,609	3,108
Other consumer	1,075	1,270	1,599	1,351	1,482
Total consumer	8,562	7,594	16,786	13,144	7,613
Total accruing loans 30-89 days past due	$9,376	$15,097	$37,062	$14,831	$22,788
Potential problem loans
PPP(a)	$8,695	$22,398	$18,002	$19,161	$19,161
Commercial and industrial	77,064	122,143	121,487	144,159	176,270
Commercial real estate — owner occupied	17,828	15,965	26,179	22,808	15,919
Commercial and business lending	103,587	160,506	165,668	186,129	211,350
Commercial real estate — investor	71,613	85,752	91,396	100,459	88,237
Real estate construction	16,465	13,977	19,046	2,178	2,170
Commercial real estate lending	88,078	99,728	110,442	102,637	90,407
Total commercial	191,665	260,234	276,111	288,766	301,758
Residential mortgage	3,024	2,524	3,749	2,396	3,157
Home equity	1,558	1,729	2,068	1,632	1,921
Total consumer	4,583	4,254	5,817	4,028	5,078
Total potential problem loans	$196,248	$264,488	$281,928	$292,794	$306,836
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
Other nonperforming assets: During 2020, the Corporation wrote off the ownership interest in an oil and gas limited liability company it had received in partial settlement of a debt.

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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for June 2021 in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting policy, see section Critical Accounting Policies for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 12 provides additional information regarding NPAs, and Table 13 and Table 14 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at June 30, 2021 and December 31, 2020 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 13 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in Thousands)	June 30, 2021	June 30, 2020	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Allowance for Loan Losses
Balance at beginning of period	$383,702	$201,371	$352,938	$383,702	$384,711	$363,803	$337,793
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	112,457	N/A	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	383,702	313,828	352,938	383,702	384,711	363,803	337,793
Provision for loan losses	(55,500)	87,457	(29,500)	(26,000)	26,500	50,500	52,500
Provision for loan losses recorded at acquisition	N/A	2,543	N/A	N/A	N/A	N/A	N/A
Gross up of allowance for PCD loans at acquisition	N/A	3,504	N/A	N/A	N/A	N/A	N/A
Charge offs	(20,855)	(47,659)	(7,681)	(13,174)	(30,315)	(34,079)	(28,351)
Recoveries	11,464	4,129	3,054	8,410	2,805	4,488	1,861
Net (charge offs) recoveries	(9,391)	(43,530)	(4,628)	(4,764)	(27,510)	(29,592)	(26,490)
Balance at end of period	$318,811	$363,803	$318,811	$352,938	$383,702	$384,711	$363,803
Allowance for Unfunded Commitments
Balance at beginning of period	$47,776	$21,907	$50,776	$47,776	$57,276	$64,776	$56,276
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	18,690	N/A	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	47,776	40,597	50,776	47,776	57,276	64,776	56,276
Provision for unfunded commitments	(2,500)	24,000	(5,500)	3,000	(9,500)	(7,500)	8,500
Amount recorded at acquisition	—	179	—	—	—	—	—
Balance at end of period	$45,276	$64,776	$45,276	$50,776	$47,776	$57,276	$64,776
Allowance for credit losses on loans	$364,087	$428,579	$364,087	$403,714	$431,478	$441,988	$428,579
Provision for credit losses on loans	(58,000)	114,000	(35,000)	(23,000)	17,000	43,000	61,000
Net loan (charge offs) recoveries
Commercial and industrial	$2,700	$(39,968)	$1,333	$1,367	$(8,514)	$(24,834)	$(24,919)
Commercial real estate — owner occupied	9	1	5	4	143	(416)	1
Commercial and business lending	2,709	(39,967)	1,338	1,370	(8,371)	(25,249)	(24,919)
Commercial real estate — investor	(11,475)	28	(5,589)	(5,886)	(18,696)	(3,609)	28
Real estate construction	52	8	23	29	43	(21)	(3)
Commercial real estate lending	(11,423)	36	(5,566)	(5,857)	(18,653)	(3,630)	25
Total commercial	(8,715)	(39,931)	(4,228)	(4,487)	(27,024)	(28,879)	(24,893)
Residential mortgage	(332)	(1,127)	(223)	(109)	(162)	(79)	(215)
Home equity	681	(232)	337	344	335	156	(303)
Other consumer	(1,025)	(2,240)	(514)	(511)	(659)	(790)	(1,078)
Total consumer	(676)	(3,599)	(400)	(277)	(486)	(712)	(1,596)
Total net (charge offs) recoveries	$(9,391)	$(43,530)	$(4,628)	$(4,764)	$(27,510)	$(29,592)	$(26,490)
Ratios
Allowance for credit losses on loans to total loans	1.52%	1.73%	1.52%	1.67%	1.76%	1.77%	1.73%
Allowance for credit losses on loans to net charge offs (annualized)	19.2x	4.9x	19.6x	20.9x	3.9x	3.8x	4.0x
Loan Evaluation Method for ACLL
Individually evaluated for impairment			$29,352	$43,262	$79,831	$88,030	$81,243
Collectively evaluated for impairment			334,734	360,452	351,646	353,957	347,336
Total ACLL			$364,087	$403,714	$431,478	$441,988	$428,579
Loan Balance
Individually evaluated for impairment			$141,817	$180,006	$259,497	$256,536	$218,293
Collectively evaluated for impairment			23,805,719	23,982,321	24,192,227	24,747,216	24,614,378
Total loan balance			$23,947,536	$24,162,328	$24,451,724	$25,003,753	$24,832,671

Table 14 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	June 30, 2021	June 30, 2020	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Net loan (charge offs) recoveries
Commercial and industrial	7	(102)	7	7	(45)	(126)	(121)
Commercial real estate — owner occupied	—	—	—	—	6	(18)	—
Commercial and business lending	6	(87)	6	6	(35)	(103)	(100)
Commercial real estate — investor	(54)	—	(52)	(55)	(173)	(34)	—
Real estate construction	1	—	1	1	1	—	—
Commercial real estate lending	(37)	—	(36)	(38)	(121)	(24)	—
Total commercial	(11)	(54)	(11)	(12)	(69)	(73)	(64)
Residential mortgage	(1)	(3)	(1)	(1)	(1)	—	(1)
Home equity	21	(6)	21	21	18	8	(15)
Other consumer	(69)	(131)	(69)	(68)	(83)	(98)	(128)
Total consumer	(2)	(8)	(2)	(1)	(2)	(3)	(7)
Total net (charge offs) recoveries	(8)	(36)	(8)	(8)	(44)	(47)	(42)
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans decreased $504 million, or 2%, from December 31, 2020 and decreased $885 million, or 4%, from June 30, 2020. The decreases from December 31, 2020 and June 30, 2020 were primarily driven by decreases in PPP and residential mortgage loans. The decrease from June 30, 2020 was partially offset by an increase in CRE loans. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.
•Potential problem loans decreased $86 million, or 30%, from December 31, 2020, and decreased $111 million, or 36%, from June 30, 2020. The decreases from December 31, 2020 and June 30, 2020 were primarily driven by decreases in commercial and industrial lending. See Table 12 for additional information regarding potential problem loans.
•Total nonaccrual loans decreased $64 million, or 30%, from December 31, 2020, and decreased $24 million, or 14%, from June 30, 2020. The decrease from December 31, 2020 was primarily due to decreases in CRE and commercial and industrial lending. The decrease from June 30, 2020 was primarily driven by a decrease in commercial and industrial lending, which was partially offset by an increase in CRE lending. As economic conditions trended downward in 2020, due to the COVID-19 pandemic, nonaccrual loans increased. As economic conditions have been improving throughout 2021, nonaccrual loans have decreased. See Note 7 Loans of the notes to consolidated financial statements and Table 12 for additional disclosures on the changes in asset quality.
•YTD net charge offs decreased $34 million, or 78%, from June 30, 2020, primarily driven by decreased charge off amounts in commercial and industrial loans, partially offset by higher charge off amounts in CRE lending due to COVID-19 related impacts in that industry. See Table 13 and Table 14 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at June 30, 2021.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 15 Period End Deposit and Customer Funding Composition

	June 30, 2021		March 31, 2021		December 31, 2020		September 30, 2020		June 30, 2020
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$7,999,143	29%	$8,496,194	31%	$7,661,728	29%	$7,489,048	28%	$7,573,942	29%
Savings	4,182,651	15%	4,032,830	15%	3,650,085	14%	3,529,423	13%	3,394,930	13%
Interest-bearing demand	5,969,285	22%	5,748,353	21%	6,090,869	23%	5,979,449	22%	5,847,349	22%
Money market	7,640,825	28%	7,838,437	28%	7,322,769	28%	7,687,775	29%	7,486,319	28%
Time deposits (excluding brokered CDs)	1,472,395	5%	1,561,352	6%	1,757,030	7%	2,026,852	8%	2,244,680	8%
Brokered CDs	—	—%	—	—%	—	—%	—	—%	4,225	—%
Total deposits	$27,264,299	100%	$27,677,166	100%	$26,482,481	100%	$26,712,547	100%	$26,551,444	100%
Customer funding(a)	226,160		182,228		245,247		198,741		178,398
Total deposits and customer funding	$27,490,459		$27,859,394		$26,727,727		$26,911,289		$26,729,842
Network transaction deposits(b)	$871,603		$1,054,634		$1,197,093		$1,390,778		$1,496,958
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$26,618,856		$26,804,761		$25,530,634		$25,520,511		$25,228,660
Time deposits of more than $250,000	$232,035		$246,037		$341,068		$463,739		$559,434
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•Total deposits, which are the Corporation's largest source of funds, increased $782 million, or 3%, from December 31, 2020, and increased $713 million, or 3%, from June 30, 2020, primarily driven by customers holding proceeds from government stimulus programs in their deposit accounts.
•Time deposits (excluding brokered CDs) decreased $285 million, or 16%, from December 31, 2020, and decreased $772 million, or 34%, from June 30, 2020, due to higher priced time deposits rolling off as they mature.
•Non-maturity deposit accounts, comprised of savings, money market, and demand (both interest and noninterest-bearing) accounts, comprised 95% of the Corporation's total deposits at June 30, 2021.
•Included in the above amounts were $872 million of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 3% of the Corporation's total deposits at June 30, 2021. Network deposits decreased $325 million, or 27%, from December 31, 2020, and decreased $625 million, or 42%, from June 30, 2020.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2021, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations under a stressed scenario.

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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances against the collateral. The collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Bank. As of June 30, 2021, the Bank had $5.3 billion available for future advances. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2021, the Bank had $684 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $56 million was outstanding as of June 30, 2021.
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
•Other issuances by the Parent Company; the Corporation maintains on file with the SEC an updated universal shelf registration statement, under which the Parent Company may offer the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.
•Bank issuances; the Bank may also issue institutional CDs, network transaction deposits, and brokered CDs.
•Global Bank Note Program issuances; the Bank has implemented the program pursuant to which it may from time to time offer up to $2.0 billion aggregate principal amount of its unsecured senior and subordinated notes. The Bank redeemed all of the senior notes on July 13, 2021, the initial redemption date under the terms of the notes.

Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at June 30, 2021 are displayed below:
Table 16 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable
For the six months ended June 30, 2021, net cash provided by operating activities, investing activities and financing activities was $230 million, $249 million, and $577 million, respectively, for a net increase in cash and cash equivalents of $1.1 billion since year-end 2020. At June 30, 2021, assets of $34.2 billion increased $733 million, or 2%, from year-end 2020, primarily driven by a $1.0 billion increase in interest-bearing deposits in other financial institutions, partially offset by a $504 million, or 2%, decrease in loans. On the funding side, deposits of $27.3 billion increased $782 million, or 3%, from year-end related to deposit inflows from government stimulus programs.
For the six months ended June 30, 2020, net cash provided by operating and financing activities was $286 million and $2.5 billion, respectively, while net cash used in investing activities was $1.3 billion, for a net increase in cash and cash equivalents of $1.4 billion from year-end 2019. At June 30, 2020, assets of $35.5 billion increased $3.1 billion, or 10%, from year-end 2019, primarily due to a $2.0 billion, or 9%, increase in loans, driven by the Corporation adding $1.0 billion in PPP loans and customers drawing on their lines to enhance their liquidity in response to the uncertainty surrounding the COVID-19 pandemic. Additionally, on February 14, 2020, the Corporation added $370 million in loans from the First Staunton acquisition. On the funding side, deposits of $26.6 billion increased $2.8 billion, or 12%, from year-end 2019 as advances on customer's loans were deposited into their deposit accounts, increasing their liquidity. Additionally, on February 14, 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first six months of 2021.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at June 30, 2021.
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
Table 17 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Dynamic Forecast June 30, 2021	Static Forecast June 30, 2021	Dynamic Forecast December 31, 2020	Static Forecast December 31, 2020
Gradual Rate Change
100 bp increase in interest rates	6.5%	6.3%	6.2%	6.3%
200 bp increase in interest rates	13.5%	12.9%	12.8%	12.7%
At June 30, 2021, the MVE profile indicates an increase in net balance sheet value due to instantaneous upward changes in rates.
Table 18 Market Value of Equity Sensitivity

	June 30, 2021	December 31, 2020
Instantaneous Rate Change
100 bp increase in interest rates	0.8%	1.9%
200 bp increase in interest rates	1.2%	2.8%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2021, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 19 Contractual Obligations and Other Commitments

($ in Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$1,112,212	$308,882	$51,296	$5	$1,472,395
Short-term funding	226,205	—	—	—	226,205
FHLB advances	7,848	7,202	1,001,406	603,370	1,619,826
Other long-term funding	300,009	9	249,007	—	549,024
Operating leases	8,360	10,948	7,570	8,490	35,370
Commitments to extend credit	5,535,132	3,587,917	1,408,389	140,096	10,671,533
Total	$7,189,765	$3,914,959	$2,717,668	$751,961	$14,574,353
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at June 30, 2021 is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding. See also Note 18 Leases of the notes to consolidated financial statements for additional information on the Corporation's operating leases.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At June 30, 2021, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 20 Capital Ratios

	YTD		Quarter Ended
($ in Thousands)	June 30, 2021	June 30, 2020	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Risk-based Capital(a)
CET1			$2,790,392	$2,759,473	$2,706,010	$2,671,739	$2,651,286
Tier 1 capital			3,080,015	3,112,239	3,058,809	3,024,710	3,004,424
Total capital			3,655,411	3,682,720	3,632,807	3,601,705	3,577,757
Total risk-weighted assets			26,072,881	25,640,395	25,903,415	26,141,710	25,864,463
Modified CECL transitional amount			100,776	110,683	117,624	120,251	116,899
CET1 capital ratio			10.70%	10.76%	10.45%	10.22%	10.25%
Tier 1 capital ratio			11.81%	12.14%	11.81%	11.57%	11.62%
Total capital ratio			14.02%	14.36%	14.02%	13.78%	13.83%
Tier 1 leverage ratio			9.23%	9.53%	9.37%	9.02%	9.08%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets			12.03%	11.94%	12.24%	11.66%	11.34%
Dividend payout ratio(b)	31.58%	29.75%	32.14%	31.03%	45.00%	69.23%	19.15%
Return on average assets	1.10%	1.16%	1.06%	1.14%	0.78%	0.51%	1.72%
Annualized noninterest expense / average assets	2.07%	2.24%	2.04%	2.11%	2.02%	2.55%	2.12%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2021.
During the second quarter of 2021, the Corporation redeemed all outstanding Series C Preferred Stock, for $65 million.

Non-GAAP Measures
Table 21 Non-GAAP Measures

	YTD		Quarter Ended
($ in Thousands)	June 30, 2021	June 30, 2020	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Selected equity and performance ratios(a)(b)
Tangible common equity / tangible assets			8.04%	7.80%	7.94%	7.50%	7.25%
Return on average equity	9.08%	10.18%	8.84%	9.32%	6.58%	4.46%	15.55%
Return on average tangible common equity	13.60%	16.32%	13.19%	14.03%	9.75%	6.36%	25.45%
Return on average CET1	12.87%	15.24%	12.51%	13.25%	9.16%	5.98%	23.71%
Return on average tangible assets	1.14%	1.21%	1.10%	1.18%	0.81%	0.52%	1.78%
Average stockholders' equity / average assets	12.10%	11.40%	12.01%	12.18%	11.90%	11.35%	11.04%
Tangible common equity reconciliation(a)
Common equity			$3,819,852	$3,774,268	$3,737,421	$3,691,796	$3,670,612
Goodwill and other intangible assets, net			(1,167,491)	(1,169,694)	(1,177,554)	(1,178,409)	(1,180,661)
Tangible common equity			$2,652,361	$2,604,575	$2,559,867	$2,513,387	$2,489,951
Tangible Assets Reconciliation(a)
Total assets			$34,152,625	$34,575,255	$33,419,783	$34,698,746	$35,501,464
Goodwill and other intangible assets, net			(1,167,491)	(1,169,694)	(1,177,554)	(1,178,409)	(1,180,661)
Tangible assets			$32,985,134	$33,405,561	$32,242,230	$33,520,337	$34,320,803
Average tangible common equity and average CET1 reconciliation(a)(b)
Common equity	$3,769,463	$3,575,688	$3,788,237	$3,750,479	$3,699,957	$3,680,687	$3,566,293
Goodwill and other intangible assets, net	(1,171,679)	(1,276,675)	(1,168,774)	(1,174,617)	(1,178,165)	(1,179,796)	(1,281,176)
Tangible common equity	2,597,783	2,299,013	2,619,464	2,575,862	2,521,792	2,500,891	2,285,117
Modified CECL transitional amount	110,778	108,505	105,961	115,649	122,828	120,228	115,272
Accumulated other comprehensive loss (income)	(4,218)	9,030	(3,111)	(5,337)	(3,668)	(3,682)	7,663
Deferred tax assets (liabilities), net	40,260	45,553	39,915	40,608	41,578	42,183	44,777
Average CET1	$2,744,603	$2,462,101	$2,762,229	$2,726,782	$2,682,530	$2,659,620	$2,452,829
Average tangible assets reconciliation(a)
Total assets	$34,033,816	$33,711,474	$34,379,647	$33,684,143	$34,075,792	$35,550,359	$34,845,943
Goodwill and other intangible assets, net	(1,171,679)	(1,276,675)	(1,168,774)	(1,174,617)	(1,178,165)	(1,179,796)	(1,281,176)
Tangible assets	$32,862,137	$32,434,799	$33,210,873	$32,509,526	$32,897,626	$34,370,563	$33,564,768
Efficiency ratio reconciliation(c)
Federal Reserve efficiency ratio	66.26%	54.26%	66.81%	65.74%	59.68%	85.41%	43.49%
Fully tax-equivalent adjustment	(1.02)%	(0.59)%	(1.07)%	(0.97)%	(0.84)%	(1.29)%	(0.39)%
Other intangible amortization	(0.85)%	(0.77)%	(0.87)%	(0.82)%	(0.82)%	(0.87)%	(0.65)%
Fully tax-equivalent efficiency ratio	64.40%	52.91%	64.88%	63.96%	58.02%	83.25%	42.46%
Acquisition related costs adjustment	(0.01)%	(0.30)%	—%	(0.01)%	—%	(0.08)%	(0.12)%
Provision for unfunded commitments adjustment	0.47%	(3.22)%	2.14%	(1.09)%	3.42%	2.87%	(1.91)%
Asset gains (losses), net adjustment	0.59%	13.23%	—%	1.12%	(0.30)%	(0.11)%	22.10%
Branch Sales	0.13%	—%	0.01%	0.24%	1.68%	—%	—%
3Q 2020 Initiatives(d)	—%	—%	—%	—%	—%	(22.90)%	—%
Adjusted efficiency ratio	65.58%	62.62%	67.02%	64.21%	62.83%	63.02%	62.53%
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
(c) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs, and 3Q 2020 initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, acquisition related costs, asset gains (losses), net, and gain on sale of branches, net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its income and expenses by adjusting for acquisition related costs, provision for unfunded commitments, asset gains (losses), net, branch sales, and third quarter of 2020 initiatives.
(d) Third quarter of 2020 initiatives consisted of cost saving efforts that were executed during the third quarter of 2020. These initiatives included a $45 million loss on prepayment of FHLB advances, $10 million in severance, and $6 million in write-downs related to branch sales and lease breakage related to announced branch consolidations.

Sequential Quarter Results
The Corporation reported net income of $91 million for the second quarter of 2021, compared to net income of $94 million for the first quarter of 2021. Net income available to common equity was $86 million for the second quarter of 2021, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2021 was $89 million, or $0.58 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2021 was $184 million, $4 million, or 2%, higher than the first quarter of 2021. The net interest margin in the second quarter of 2021 was down 2 bp to 2.37%. Average earning assets increased $708 million, or 2%, to $31.0 billion in the second quarter of 2021, with an increase of $1.1 billion in investments and other largely driven by an increase in interest-bearing deposits in other financial institutions, while average loans decreased $365 million. On the funding side, non-interest bearing demand deposits and total interest-bearing deposits increased $403 million and $263 million, respectively, primarily driven by customers holding proceeds from government stimulus programs in their deposit accounts (see Table 2).
The provision for credit losses had a release of $35 million for the second quarter of 2021, compared to a release of $23 million for the first quarter of 2021 (see Table 13). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2021 was $73 million, down $22 million, or 23%, from the first quarter of 2021, primarily due to the decrease of $16 million in mortgage banking, net, driven by an $11 million recovery of MSRs impairment during the first quarter of 2021 (see Table 3).
For the second quarter of 2021, the Corporation recognized income tax expense of $22 million, compared to income tax expense of $25 million for the first quarter of 2021. The lower income tax expense during the second quarter of 2021 compared to the first quarter of 2021 was primarily driven by a decrease in income before taxes. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results
The Corporation reported net income of $91 million for the second quarter of 2021, compared to $149 million for the second quarter of 2020. Net income available to common equity was $86 million for the second quarter of 2021, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2020 was $145 million, or $0.94 for both basic and diluted earnings per share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2021 was $184 million, $10 million, or 5%, lower than the second quarter of 2020. The net interest margin between the comparable quarters was down 12 bp, to 2.37% in the second quarter of 2021. The decrease in net interest income and net interest margin was due to a lower interest rate environment. Average earning assets decreased $220 million, or 1%, to $31.0 billion in the second quarter of 2021 as average loans decreased $1.1 billion, partially offset by an increase of $873 million in investments and other, driven by higher interest-bearing deposits in other financial institutions. On the funding side, average interest-bearing deposits increased $184 million, or 1%, from the second quarter of 2020, due to lower cost deposit increases, partially offset by a decrease in higher cost deposits. Average noninterest-bearing deposits increased $1.1 billion, or 17%, to $8.1 billion. Average short and long-term funding decreased $2.0 billion, or 46%, driven by decreases in PPPLF, which were paid in full in the fourth quarter of 2020, and the Corporation's prepayment of $950 million in long-term FHLB advances during the third quarter of 2020 (see Table 2).
The provision for credit losses had a release of $35 million for the second quarter of 2021, compared to $61 million provision expense for the second quarter of 2020, as a result of improving credit quality within the loan portfolio and an improving economic forecast (see Table 13). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2021 was $73 million, down $181 million, or 71%, compared to the second quarter of 2020, primarily due to the $163 million gain on sale of ABRC during the second quarter of 2020 along with the related reduction of insurance revenue in subsequent quarters after the sale (see Table 3).
Noninterest expense decreased $9 million, or 5%, to $174 million for the second quarter of 2021, due to a $4 million, or 4%, decrease in personnel expense and a $4 million decrease in other expense (see Table 4).
The Corporation recognized income tax expense of $22 million for the second quarter of 2021, compared to income tax expense of $51 million for the second quarter of 2020. The decrease in income tax expense was primarily due to the gain on sale of ABRC, partially offset by tax planning strategies which occurred during the second quarter of 2020. See section Income Taxes for a detailed discussion on income taxes.

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
Table 22 Selected Segment Financial Data

	Three Months Ended June 30,			Six Months Ended June 30,
($ in Thousands)	2021	2020	% Change	2021	2020	% Change
Corporate and Commercial Specialty
Total revenue(a)	$138,348	$140,851	(2)%	$281,224	$276,612	2%
Provision for credit losses	16,429	13,713	20%	33,938	25,885	31%
Noninterest expense	56,404	53,959	5%	114,129	108,264	5%
Income tax expense (benefit)	11,947	13,724	(13)%	24,596	26,664	(8)%
Net income	53,568	59,456	(10)%	108,560	115,800	(6)%
Average earning assets	14,538,852	14,642,872	(1)%	14,584,138	13,848,154	5%
Average loans	14,537,694	14,641,074	(1)%	14,583,426	13,843,352	5%
Average deposits	9,711,779	9,499,973	2%	9,637,137	9,263,979	4%
Average allocated capital (Average CET1)(b)	1,473,247	1,446,863	2%	1,470,604	1,387,578	6%
Return on average allocated capital (ROCET1)(b)	14.58%	16.53%	-195 bp	14.89%	16.78%	-189 bp
Community, Consumer, and Business
Total revenue	$115,732	$141,570	(18)%	$243,011	$288,512	(16)%
Provision for credit losses	4,565	5,429	(16)%	9,664	10,537	(8)%
Noninterest expense	98,260	119,715	(18)%	195,607	233,491	(16)%
Income tax expense (benefit)	2,710	3,450	(21)%	7,925	9,342	(15)%
Net income	10,196	12,977	(21)%	29,815	35,142	(15)%
Average earning assets	8,865,352	9,629,146	(8)%	8,949,433	9,479,247	(6)%
Average loans	8,865,352	9,629,146	(8)%	8,949,433	9,479,247	(6)%
Average deposits	16,760,607	14,983,891	12%	16,422,614	14,337,654	15%
Average allocated capital (Average CET1)(b)	477,208	573,607	(17)%	487,860	561,648	(13)%
Return on average allocated capital (ROCET1)(b)	8.57%	9.10%	-53 bp	12.32%	12.58%	-26 bp
Risk Management and Shared Services
Total revenue(c)	$(1,123)	$161,941	N/M	$(32)	$180,486	N/M
Provision for credit losses	(55,999)	41,858	N/M	(101,610)	77,579	N/M
Noninterest expense	19,810	9,733	104%	40,086	33,843	18%
Income tax expense (benefit)	7,823	34,065	(77)%	14,560	25,451	(43)%
Net income	27,242	76,285	(64)%	46,932	43,613	8%
Average earning assets	7,635,545	6,987,269	9%	7,154,263	6,910,589	4%
Average loans	695,568	920,586	(24)%	747,114	927,113	(19)%
Average deposits	998,246	1,659,322	(40)%	1,079,684	1,615,934	(33)%
Average allocated capital (Average CET1)(b)	811,773	432,359	88%	786,139	512,875	53%
Return on average allocated capital (ROCET1)(b)	11.05%	67.11%	N/M	12.04%	13.99%	-195 bp
Consolidated Total
Total revenue(a)(c)	$252,957	$444,362	(43)%	$524,202	$745,610	(30)%
Return on average allocated capital (ROCET1)(b)	12.51%	23.71%	N/M	12.87%	15.24%	N/M
N/M = Not meaningful
(a) For the six months ended June 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.
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
•Revenue increased $5 million, or 2%, from the six months ended June 30, 2020, driven by higher fee-based revenue which was partially offset by lower segment net interest income largely driven by the current interest rate environment. Revenue decreased $3 million, or 2%, from the three months ended June 30, 2020, driven by decreased segment net interest income as a result of the current interest rate environment partially offset by higher fee-based revenue.
•Provision for credit losses increased $8 million, or 31%, from the six months ended June 30, 2020 and increased $3 million, or 20%, from the three months ended June 30, 2020, as a result of the long term annual net charge off rates attributable to the current portfolio.
•Average loans increased $740 million, or 5%, from the six months ended June 30, 2020, primarily driven by a $579 million increase in CRE loans, but average loans decreased $103 million, or 1%, from the three months ended June 30, 2020 largely due to decreasing PPP loan balances.
The Community, Consumer, and Business segment consists of lending, deposit solutions, and historically offered ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Revenue decreased $46 million, or 16%, from the six months ended June 30, 2020 and decreased $26 million, or 18%, from the three months ended June 30, 2020, primarily driven by a decrease in insurance commissions and fees as a result of the sale of ABRC which occurred during the second quarter of 2020.
•Noninterest expense decreased $38 million, or 16%, from the six months ended June 30, 2020, and decreased $21 million, or 18%, from the three months ended June 30, 2020, primarily driven by a decrease in personnel expense, which was largely due to a reduction in FTEs as a result of branch consolidations and the sale of ABRC.
•Average loans decreased $530 million, or 6%, from the six months ended June 30, 2020, and decreased $764 million, or 8%, from the three months ended June 30, 2020, primarily driven by a decrease in residential mortgages as a result of higher refinances.
•Average deposits increased $2.1 billion, or 15%, from the six months ended June 30, 2020, and increased $1.8 billion, or 12%, from the three months ended June 30, 2020. The increase was primarily driven by customers holding proceeds from government stimulus programs.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues decreased $181 million from the six months ended June 30, 2020, and decreased $163 million from the three months ended June 30, 2020, primarily driven by the $163 million asset gain on sale of ABRC which occurred during the second quarter of 2020.
•Provision for credit losses decreased $179 million from the six months ended June 30, 2020, and decreased $98 million from the three months ended June 30, 2020, as a result of improving credit quality within the loan portfolio and an improving economic forecast.
•Noninterest expense increased $6 million, or 18%, from the six months ended June 30, 2020, primarily related to lower corporate overhead credits as a result of the sale of ABRC. Noninterest expense increased $10 million, or 104%, from the three months ended June 30, 2020, primarily driven by an increase in the funding for the management incentive plan and lower corporate overhead credits as a result of the sale of ABRC.

•Average deposits decreased $536 million, or 33%, from the six months ended June 30, 2020, and decreased $661 million, or 40%, from the three months ended June 30, 2020. The decreases were primarily driven by a decrease in higher cost network deposits.

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
Recent Developments
On July 27, 2021, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.20 per common share, payable on September 15, 2021 to shareholders of record at the close of business on September 1, 2021. This is an increase of $0.02 from the previous quarterly cash dividend of $0.18 per common share. The Board of Directors also declared a regular quarterly cash dividend of $0.3359375 per depositary share on Associated's 5.375% Series D Perpetual Preferred Stock, payable on September 15, 2021 to shareholders of record at the close of business on September 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on September 15, 2021 to shareholders of record at the close of business on September 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on September 15, 2021 to shareholders of record at the close of business on September 1, 2021.

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
As of June 30, 2021, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2021.
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
The following risk factors supplement the Risk Factors described in the Corporation’s 2020 Annual Report on Form 10-K and should be read in conjunction therewith
Changes in the federal, state, or local tax laws may negatively impact our financial performance. On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods. Congress is expected to debate the adoption of an infrastructure initiative in the coming weeks and months; however, the prospects and timing for the enactment of any such legislation, as well as its specific provisions, including funding options, and the extent of its potential impact on our results of operations if enacted, cannot be predicted at this time.
Cyberattacks, including those targeting critical infrastructure sectors, have become more frequent and sophisticated. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyberattacks, including attacks emanating from foreign countries such as the attack on the information technology company SolarWinds, which affected many Fortune 500 companies as well as U.S. government agencies. Attacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems, and targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers are becoming more common and increasingly sophisticated and can be difficult to prevent. Reports of ransomware incidents specifically have increased by approximately 300% since the start of 2020 and information technology software supply chain attacks, including those involving financial institutions, also have increased during this period, some of which have resulted in temporary, but impactful, disruptions to the functioning of critical infrastructure sectors or the operations of specific institutions. In addition, cybersecurity risks for financial institutions have evolved as a result of the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions, while the ongoing and widespread remote work environment necessitated by the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.
Any successful cyberattack or other security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information or that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyberattack may also subject the Corporation to regulatory investigations, litigation or enforcement, or require the payment of regulatory fines or penalties or undertaking of costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation.
Recent actions by the Biden Administration regarding competition in the financial services and technology sectors may adversely impact our business. On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy (the “Executive Order”). Among other initiatives, the Executive Order (i) encourages the federal banking agencies to review their current merger oversight practices under the Bank Holding Company Act of 1956, as amended, and the Bank Merger Act and, within 180 days of the date of the Executive Order, adopt a plan for revitalization of such practices; and (ii) directs the Bureau of Consumer Financial Protection (the “CFPB”) to commence or continue a rulemaking to facilitate the portability of consumer financial transaction data for the purpose of providing consumers with greater flexibility in switching financial institutions and using innovative financial products.
Although the scope and substance of any action by the federal banking agencies in response to the directives set forth in the Executive Order cannot be predicted at this time, the potential for increased regulatory scrutiny of bank mergers and acquisitions may adversely affect the marketplace for such transactions in the near- to medium-term and could result in our acquisitions in future periods being delayed, impeded or restricted in certain respects due to enhanced regulatory review processes. Similarly, although the CFPB has published principles for consumer-authorized financial data sharing and aggregation, we cannot predict the scope, substance or timing of any future CFPB rulemaking regarding the portability of financial transaction data in response to the Executive Order. The impact of any such rulemaking on the conduct of our customers also cannot be predicted. However, the adoption of any such rule could result in increased volatility of consumer accounts and expose the Corporation to additional operational, strategic, regulatory and compliance risks.

We are subject to environmental, social and governance risks that could adversely affect our reputation and the market price of our securities. The Corporation is subject to a variety of risks arising from environmental, social and governance matters or “ESG” matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
We may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters, as well as the public’s perception of our own performance and record. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. The Corporation’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for securities.
Further, investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. These shifts in investing priorities may result in adverse effects on the market price of our securities to the extent that investors determine that the Corporation has not made sufficient progress on ESG matters.
The leadership of each of the Federal Reserve Board and the U.S. Treasury Department have indicated increased expectations of larger financial institutions to measure, monitor and manage climate related risk as part of their enterprise risk management processes. To the extent these expectations develop into new regulations or supervisory guidance, we would expect to experience increased compliance costs and other compliance-related risks.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2021, the Corporation repurchased approximately $31 million of common stock, including $30 million of open market purchases and approximately $856,000 of repurchases related to tax withholding on equity compensation, or approximately 1.4 million shares, of common stock. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2021 - April 30, 2021	137,515	$22.12	135,767	—
May 1, 2021 - May 31, 2021	1,180,339	22.89	1,178,183	—
June 1, 2021 - June 30, 2021	33,437	22.99	—	—
Total	1,351,291	$22.81	1,313,950	3,157,042
(a) During the second quarter of 2021, the Corporation repurchased 37,341 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization described below.
(b) At June 30, 2021, there remained approximately $65 million authorized to be repurchased in the aggregate. Approximately 3.2 million shares of common stock remained available to be repurchased under this Board authorization based on the closing share price on June 30, 2021.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.
Preferred Stock Purchases
During the second quarter of 2021, the Corporation redeemed all outstanding depositary shares of the Corporation's Series C Preferred Stock, but did not repurchase any other shares of preferred stock.
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock, of which approximately $14 million remained available to repurchase as of June 30,

2021. Using the closing stock price on June 30, 2021 of $25.48, a total of approximately 567,000 shares remained available to be repurchased under the previously approved Board authorizations.
The repurchase of depositary shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (3.1), Certificate relating to the Series C Preferred Stock, effective July 8, 2021
Exhibit (10.1), Change of Control Agreement for Andrew J. Harmening, effective April 28, 2021
Exhibit (10.2), Change of Control Agreement for John Thayer, effective July 1, 2021
Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Andrew J. Harmening, Chief Executive Officer.
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

ASSOCIATED BANC-CORP
(Registrant)

Date: July 29, 2021	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: July 29, 2021	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: July 29, 2021	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer