Form 10-Q
period 2021-09-30
ASSOCIATED BANC-CORP
filed 2021-10-28
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2021

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 25, 2021 was 150,074,324.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABRC	Associated Benefits & Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
IT	Information Technology
LIBOR	London Interbank Offered Rate
LTV	Loan-to-Value
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds

NII	Net Interest Income
NPAs	Nonperforming Assets
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
TDR	Troubled Debt Restructuring
USI	USI Insurance Services LLC
Whitnell	Whitnell & Co.
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Sep 30, 2021	Dec 31, 2020
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$378,927	$416,154
Interest-bearing deposits in other financial institutions	1,281,916	298,759
Federal funds sold and securities purchased under agreements to resell	25,000	1,135
Investment securities AFS, at fair value	3,893,379	3,085,441
Investment securities HTM, net, at amortized cost	1,929,735	1,878,938
Equity securities	17,939	15,106
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	168,281	168,280
Residential loans held for sale	158,202	129,158
Loans	23,621,673	24,451,724
Allowance for loan losses	(290,997)	(383,702)
Loans, net	23,330,676	24,068,022
Tax credit and other investments	301,490	297,232
Premises and equipment, net	383,131	418,914
Bank and corporate owned life insurance	683,610	679,647
Goodwill	1,104,992	1,109,300
Other intangible assets, net	60,296	68,254
Mortgage servicing rights, net	50,329	41,961
Interest receivable	79,011	90,263
Other assets	592,753	653,219
Total assets	$34,439,666	$33,419,783
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$8,170,105	$7,661,728
Interest-bearing deposits	19,681,161	18,820,753
Total deposits	27,851,266	26,482,481
Federal funds purchased and securities sold under agreements to repurchase	267,943	192,971
Commercial paper	54,553	59,346
FHLB advances	1,620,880	1,632,723
Other long-term funding	249,160	549,465
Allowance for unfunded commitments	41,276	47,776
Accrued expenses and other liabilities	359,626	364,088
Total liabilities	30,444,705	29,328,850
Stockholders’ Equity
Preferred equity	193,195	353,512
Common equity
Common stock	1,752	1,752
Surplus	1,711,867	1,720,329
Retained earnings	2,628,421	2,458,920
Accumulated other comprehensive income (loss)	(10,813)	12,618
Treasury stock, at cost	(529,461)	(456,198)
Total common equity	3,801,766	3,737,421
Total stockholders’ equity	3,994,961	4,090,933
Total liabilities and stockholders’ equity	$34,439,666	$33,419,783
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	364,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	149,961,231	153,540,224
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(In Thousands, except per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$174,643	$182,625	$522,920	$599,306
Interest and dividends on investment securities
Taxable	8,745	13,689	24,600	50,064
Tax-exempt	14,613	14,523	43,141	44,021
Other interest	2,281	2,238	5,802	7,774
Total interest income	200,282	213,075	596,462	701,165
Interest expense
Interest on deposits	4,427	10,033	14,945	59,877
Interest on federal funds purchased and securities sold under agreements to repurchase	48	34	103	454
Interest on other short-term funding	8	5	21	46
Interest on PPPLF	—	899	—	1,574
Interest on FHLB advances	8,962	14,375	27,979	47,471
Interest on long-term funding	3,163	5,580	14,323	16,780
Total interest expense	16,607	30,925	57,371	126,201
Net interest income	183,675	182,150	539,092	574,964
Provision for credit losses	(24,010)	43,009	(82,018)	157,009
Net interest income after provision for credit losses	207,685	139,141	621,110	417,954
Noninterest income
Wealth management fees	22,110	21,152	67,229	62,884
Service charges and deposit account fees	16,962	14,283	47,366	40,989
Card-based fees	11,113	10,195	31,838	28,685
Other fee-based revenue	3,929	4,968	12,769	14,240
Capital markets, net	7,114	7,222	20,928	22,067
Mortgage banking, net	10,657	12,636	42,710	31,043
Bank and corporate owned life insurance	2,760	3,074	8,551	9,793
Insurance commissions and fees	88	114	250	45,153
Asset gains (losses), net(a)	5,228	(339)	10,024	156,945
Investment securities gains (losses), net	—	7	(16)	9,222
Gains on sale of branches, net(b)	—	—	1,038	—
Other	2,116	2,232	8,176	7,321
Total noninterest income	82,076	75,545	250,862	428,342
Noninterest expense
Personnel	107,880	108,567	318,900	334,117
Technology	19,927	19,666	60,902	61,639
Occupancy	15,814	17,854	46,649	48,386
Business development and advertising	6,156	3,626	15,522	13,007
Equipment	5,200	5,399	16,199	16,150
Legal and professional	4,304	5,591	17,495	15,809
Loan and foreclosure costs	1,616	2,118	6,508	8,842
FDIC assessment	5,000	3,900	13,350	14,650
Other intangible amortization	2,203	2,253	6,642	7,939
Loss on prepayments of FHLB advances	—	44,650	—	44,650
Other	9,793	13,963	25,547	37,993
Total noninterest expense	177,892	227,587	527,713	603,184
Income (loss) before income taxes	111,870	(12,900)	344,259	243,112
Income tax expense (benefit)	23,060	(58,114)	70,142	3,342
Net income	88,809	45,214	274,117	239,769
Preferred stock dividends	4,155	5,207	14,236	13,152
Net income available to common equity	$84,655	$40,007	$259,880	$226,618
Earnings per common share
Basic	$0.56	$0.26	$1.70	$1.47
Diluted	$0.56	$0.26	$1.69	$1.46
Average common shares outstanding
Basic	150,046	152,440	151,473	153,175
Diluted	151,143	153,194	152,701	153,914
Numbers may not sum due to rounding.
(a) The nine months ended September 30, 2020 include a gain of $163 million from the sale of ABRC.
(b) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Net income	$88,809	$45,214	$274,117	$239,769
Other comprehensive income (loss), net of tax
Investment securities AFS
Net unrealized gains (losses)	(19,827)	5,840	(35,829)	53,900
Amortization of net unrealized (gains) losses on AFS securities transferred to HTM securities	172	1,296	1,335	2,628
Reclassification adjustment for net losses (gains) realized in net income	—	(7)	16	(9,222)
Income tax (expense) benefit	4,975	(1,786)	8,548	(11,852)
Other comprehensive income (loss) on investment securities AFS	(14,681)	5,342	(25,930)	35,454
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(37)	(36)	(111)	(111)
Amortization of actuarial loss (gain)	1,346	1,313	3,446	2,923
Income tax (expense) benefit	(330)	(703)	(836)	(1,088)
Other comprehensive income (loss) on pension and postretirement obligations	979	573	2,498	1,724
Total other comprehensive income (loss)	(13,702)	5,916	(23,431)	37,178
Comprehensive income	$75,107	$51,130	$250,685	$276,948
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	$353,512	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income
Net income	—	—	—	94,301	—	—	94,301
Other comprehensive income (loss)	—	—	—	—	(16,811)	—	(16,811)
Comprehensive income							77,490
Common stock issued
Stock-based compensation plans, net	—	—	(16,986)	—	—	27,542	10,556
Purchase of treasury stock, open market purchases	—	—	—	—	—	(17,973)	(17,973)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(3,593)	(3,593)
Cash dividends
Common stock, $0.18 per share	—	—	—	(27,870)	—	—	(27,870)
Preferred stock(a)	—	—	—	(5,207)	—	—	(5,207)
Stock-based compensation expense, net	—	—	3,444	—	—	—	3,444
Balance, March 31, 2021	$353,512	$1,752	$1,706,786	$2,520,144	$(4,193)	$(450,222)	$4,127,780

Comprehensive income:
Net income	—	—	—	91,007	—	—	91,007
Other comprehensive income (loss)	—	—	—	—	7,082	—	7,082
Comprehensive income							98,088
Common stock issued:
Stock-based compensation plans, net	—	—	(3,632)	—	—	11,250	7,618
Purchase of treasury stock, open market purchases	—	—	—	—	—	(29,972)	(29,972)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(856)	(856)
Cash dividends:
Common stock, $0.18 per share	—	—	—	(27,822)	—	—	(27,822)
Preferred stock(b)	—	—	—	(4,875)	—	—	(4,875)
Redemption of preferred stock	(63,313)	—	—	(1,687)	—	—	(65,000)
Stock-based compensation expense, net	—	—	5,092	—	—	—	5,092
Balance, June 30, 2021	$290,200	$1,752	$1,708,246	$2,576,766	$2,889	$(469,801)	$4,110,052
Comprehensive income:
Net income	—	—	—	88,809	—	—	88,809
Other comprehensive income (loss)	—	—	—	—	(13,702)	—	(13,702)
Comprehensive income							75,107
Common stock issued:
Stock-based compensation plans, net	—	—	6	—	—	449	455
Purchase of treasury stock, open market purchases	—	—	—	—	—	(59,998)	(59,998)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(112)	(112)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,546)	—	—	(30,546)
Preferred stock(c)	—	—	—	(4,155)	—	—	(4,155)
Redemption of preferred stock	(97,004)	—	—	(2,454)	—	—	(99,458)
Stock-based compensation expense, net	—	—	3,616	—	—	—	3,616
Balance, September 30, 2021	$193,195	$1,752	$1,711,867	$2,628,421	$(10,813)	$(529,461)	$3,994,961
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.
(b) Series C, $0.3197115 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.
(c) Series D, $0.2842548 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

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

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
($ in Thousands)	2021	2020
Cash Flow From Operating Activities
Net income	$274,117	$239,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	(82,018)	157,009
Depreciation and amortization	36,109	38,707
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(12,231)	18,481
Amortization of mortgage servicing rights	15,624	16,416
Amortization of other intangible assets	6,642	7,939
Amortization and accretion on earning assets, funding, and other, net	12,184	21,748
Net amortization of tax credit investments	25,196	18,988
Losses (gains) on sales of investment securities, net	16	(9,222)
Asset (gains) losses, net	(10,024)	(156,945)
(Gains) losses on sale of branch, net	(1,038)	—
(Gain) loss on mortgage banking activities, net	(32,304)	(43,889)
Mortgage loans originated and acquired for sale	(1,345,158)	(1,319,034)
Proceeds from sales of mortgage loans held for sale	1,348,006	1,620,777
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	11,252	(415)
Increase (decrease) in interest payable	(13,287)	(12,735)
Increase (decrease) in expense payable	24,509	(32,892)
(Increase) decrease in net derivative position	82,122	(133,165)
(Increase) decrease in net income tax position	(19,940)	(58,002)
Net change in other assets and other liabilities	44,366	49,525
Net cash provided by (used in) operating activities	364,141	423,060
Cash Flow From Investing Activities
Net decrease (increase) in loans	804,497	(2,170,320)
Purchases of
AFS securities	(1,985,700)	(1,368,124)
HTM securities	(250,259)	(109,824)
Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	(9)	(84,152)
Premises, equipment, and software, net of disposals	(34,337)	(34,440)
Other intangibles	—	(200)
Proceeds from
Sales of securities	158,743	626,283
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	—	144,000
Prepayments, calls, and maturities of AFS investment securities	927,053	893,157
Prepayments, calls, and maturities of HTM investment securities	243,063	323,175
Sales, prepayments, calls, and maturities of other assets	18,149	18,457
Net cash received in business segment sale	2,415	256,511
Net change in tax credit and alternative investments	(45,655)	(35,630)
Net cash (paid) received in acquisition	—	(31,518)
Net cash provided by (used in) investing activities	(162,040)	(1,572,625)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	1,400,162	2,495,229
Net decrease in deposits due to branch sales	(31,083)	—
Net increase (decrease) in short-term funding	70,179	(284,655)
Net increase (decrease) in short-term FHLB advances	—	(520,000)
Repayment of long-term FHLB advances	(18,276)	(966,777)
Proceeds from long-term FHLB advances	6,576	4,000
Proceeds from PPPLF	—	1,022,217
(Repayment) proceeds of finance lease principal	(1,056)	(1,044)
Repayment of senior notes	(300,000)	—
Proceeds from issuance of preferred shares	—	96,921
Proceeds from issuance of common stock for stock-based compensation plans	18,629	3,165
Redemption of preferred shares	(164,458)	—
Purchase of treasury stock, open market purchases	(107,943)	(71,255)
Purchase of treasury stock, stock-based compensation plans	(4,562)	(6,010)
Cash dividends on common stock	(86,238)	(84,156)
Cash dividends on preferred stock	(14,236)	(13,152)
Net cash provided by (used in) financing activities	767,695	1,674,484
Net increase (decrease) in cash and cash equivalents	969,796	524,918
Cash and cash equivalents at beginning of period	716,048	588,744
Cash and cash equivalents at end of period(a)	$1,685,843	$1,113,663
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
($ in Thousands)	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$69,470	$137,423
Cash paid for (received from) income and franchise taxes	56,262	17,682
Loans and bank premises transferred to OREO	33,794	12,599
Capitalized mortgage servicing rights	11,761	11,495
Loans transferred into held for sale from portfolio, net	10,071	260,856
Unsettled trades to purchase securities	9,855	1,000
Acquisition
Fair value of assets acquired, including cash and cash equivalents	—	457,878
Fair value ascribed to goodwill and intangible assets	—	22,150
Fair value of liabilities assumed	—	480,028

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2020 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.
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
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation has not had any acquisitions during the first nine months of 2021.
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
The Corporation recorded $15 million in goodwill related to the First Staunton acquisition. Goodwill created by the acquisition is not tax deductible.

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

Dispositions:
2021
On March 1, 2021, the Corporation closed on the sale of its wealth management subsidiary, Whitnell, to Rockefeller for a purchase price of $8 million. Associated reported a first quarter 2021 pre-tax gain of $2 million, included in asset gains (losses), net on the consolidated statements of income, in conjunction with the sale.
On February 26, 2021, the Bank completed the sale of one branch located in Monroe, Wisconsin to Summit Credit Union. Under the terms of the transaction, Associated Bank sold $31 million in total deposits and no loans. Associated Bank received an approximately 4% purchase premium on deposits transferred.
2020
On June 30, 2020, the Corporation completed the sale of ABRC to USI for $266 million in cash. Associated recorded a second quarter 2020 pre-tax book gain of $163 million in conjunction with the sale.
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
Future Accounting Pronouncements
There are no applicable material accounting pronouncements recently issued that have not yet been adopted by the Corporation.

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(In Thousands, except per share data)	2021	2020	2021	2020
Net income	$88,809	$45,214	$274,117	$239,769
Preferred stock dividends	(4,155)	(5,207)	(14,236)	(13,152)
Net income available to common equity	$84,655	$40,007	$259,880	$226,618
Common shareholder dividends	(30,323)	(27,676)	(85,604)	(83,607)
Unvested share-based payment awards	(222)	(199)	(634)	(549)
Undistributed earnings	$54,109	$12,133	$173,642	$142,462
Undistributed earnings allocated to common shareholders	$53,716	$12,045	$172,436	$141,426
Undistributed earnings allocated to unvested share-based payment awards	393	87	1,206	1,036
Undistributed earnings	$54,109	$12,133	$173,642	$142,462
Basic
Distributed earnings to common shareholders	$30,323	$27,676	$85,604	$83,607
Undistributed earnings allocated to common shareholders	53,716	12,045	172,436	141,426
Total common shareholders earnings, basic	$84,039	$39,721	$258,040	$225,032
Diluted
Distributed earnings to common shareholders	$30,323	$27,676	$85,604	$83,607
Undistributed earnings allocated to common shareholders	53,716	12,045	172,436	141,426
Total common shareholders earnings, diluted	$84,039	$39,721	$258,040	$225,032
Weighted average common shares outstanding	150,046	152,440	151,473	153,175
Effect of dilutive common stock awards	1,096	754	1,228	739
Diluted weighted average common shares outstanding	151,143	153,194	152,701	153,914
Basic earnings per common share	$0.56	$0.26	$1.70	$1.47
Diluted earnings per common share	$0.56	$0.26	$1.69	$1.46
Non-dilutive common stock options of approximately 3 million and 8 million for the three months ended September 30, 2021 and 2020, respectively, and 3 million and 7 million for the nine months ended September 30, 2021 and 2020, respectively, were excluded from the earnings per common share calculation.
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

The Corporation did not grant stock options in the first nine months of 2021. The following assumptions were used in estimating the fair value for options granted for the full year 2020:

2020
Dividend yield	3.50%
Risk-free interest rate	1.60%
Weighted average expected volatility	21.00%
Weighted average expected life	5.75 years
Weighted average per share fair value of options	$2.39
A summary of the Corporation’s stock option activity for the nine months ended September 30, 2021 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2020	6,473	$19.77	6.23 years	$2,005
Exercised	1,116	16.36
Forfeited or expired	97	22.61
Outstanding at September 30, 2021	5,260	$20.44	6.01 years	$11,044
Options Exercisable at September 30, 2021	3,694	$20.58	5.19 years	$8,062
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2021, the intrinsic value of stock options exercised was $6 million compared to less than $1 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, the total fair value of stock options vested was $3 million compared to $4 million for the nine months ended September 30, 2020.
The Corporation recognized compensation expense for the vesting of stock options of $1 million for the nine months ended September 30, 2021, compared to $3 million for the nine months ended September 30, 2020. Included in compensation expense for 2021 was approximately $65,000 for the accelerated vesting of stock options granted to retirement eligible colleagues. At September 30, 2021, the Corporation had $2 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
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

The following table summarizes information about the Corporation’s restricted stock awards activity for the nine months ended September 30, 2021:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,293	$20.70
Granted	1,212	20.00
Vested	797	21.23
Forfeited	52	22.39
Outstanding at September 30, 2021	2,656	$19.86
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2020 and 2021 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2020 and 2021 will vest ratably over a period of four years. Expense for restricted stock awards issued of $11 million was recorded for the nine months ended September 30, 2021 and $15 million was recorded for the nine months ended September 30, 2020. Included in compensation expense for the first nine months of 2021 was $2 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $24 million of unrecognized compensation costs related to restricted stock awards at September 30, 2021 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2025.

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

Note 6 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of securities AFS and HTM at September 30, 2021 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$124,253	$46	$(319)	$123,981
Agency securities	15,000	—	(2)	14,998
Obligations of state and political subdivisions (municipal securities)	394,310	19,709	—	414,020
Residential mortgage-related securities
FNMA / FHLMC	2,377,335	9,216	(9,144)	2,377,408
GNMA	77,199	2,497	—	79,696
Private-label	76,033	—	—	76,033
Commercial mortgage-related securities
FNMA / FHLMC	357,837	2,230	(6,892)	353,175
GNMA	227,622	3,474	—	231,096
Asset backed securities
FFELP	212,378	890	(471)	212,797
SBA	7,182	44	(48)	7,179
Other debt securities	3,000	—	(1)	2,999
Total investment securities AFS	$3,872,150	$38,106	$(16,877)	$3,893,379
Investment securities HTM
U. S. Treasury securities	$1,000	$7	$—	$1,007
Obligations of state and political subdivisions (municipal securities)	1,541,443	106,181	(3,996)	1,643,628
Residential mortgage-related securities
FNMA / FHLMC	37,318	2,129	—	39,447
GNMA	54,900	2,328	—	57,228
Commercial mortgage-related securities
FNMA/FHLMC	170,739	248	(4,002)	166,985
GNMA	124,383	3,202	(22)	127,562
Total investment securities HTM	$1,929,783	$114,095	$(8,019)	$2,035,858

The amortized cost and fair values of securities AFS and HTM at December 31, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$26,436	$95	$—	$26,531
Agency securities	24,985	53	—	25,038
Obligations of state and political subdivisions (municipal securities)	425,057	25,605	—	450,662
Residential mortgage-related securities
FNMA / FHLMC	1,448,806	12,935	(500)	1,461,241
GNMA	231,364	4,176	(3)	235,537
Commercial mortgage-related securities
FNMA / FHLMC	19,654	3,250	—	22,904
GNMA	511,429	13,327	—	524,756
Asset backed securities
FFELP	329,030	1,172	(3,013)	327,189
SBA	8,637	—	(53)	8,584
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,028,399	$60,612	$(3,570)	$3,085,441
Investment securities HTM
U. S. Treasury securities	$999	$25	$—	$1,024
Obligations of state and political subdivisions (municipal securities)	1,441,900	133,544	—	1,575,445
Residential mortgage-related securities
FNMA / FHLMC	54,599	2,891	—	57,490
GNMA	114,553	4,260	—	118,813
Commercial mortgage-related securities
FNMA / FHLMC	11,211	—	—	11,211
GNMA	255,742	9,218	—	264,960
Total investment securities HTM	$1,879,005	$149,938	$—	$2,028,943
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of investment securities AFS and HTM at September 30, 2021, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$7,987	$7,996	$27,797	$27,982
Due after one year through five years	75,545	75,970	39,029	40,265
Due after five years through ten years	415,467	430,634	181,911	189,290
Due after ten years	37,565	41,396	1,293,705	1,387,099
Total debt securities	536,564	555,997	1,542,442	1,644,635
Residential mortgage-related securities
FNMA / FHLMC	2,377,335	2,377,408	37,318	39,447
GNMA	77,199	79,696	54,900	57,228
Private-label	76,033	76,033	—	—
Commercial mortgage-related securities
FNMA / FHLMC	357,837	353,175	170,739	166,985
GNMA	227,622	231,096	124,383	127,562
Asset backed securities
FFELP	212,378	212,797	—	—
SBA	7,182	7,179	—	—
Total investment securities	$3,872,150	$3,893,379	$1,929,783	$2,035,858
Ratio of fair value to amortized cost		100.5%		105.5%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at September 30, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	683,098	847,641	10,511	194	1,541,443
Residential mortgage-related securities
FNMA / FHLMC	37,318	—	—	—	37,318
GNMA	54,900	—	—	—	54,900
Commercial mortgage-related securities
FNMA / FHLMC	170,739	—	—	—	170,739
GNMA	124,383	—	—	—	124,383
Total HTM securities	$1,071,438	$847,641	$10,511	$194	$1,929,783
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2020:

($ in Thousands)	AAA	AA	A	Total
U. S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	567,252	860,607	14,041	1,441,900
Residential mortgage-related securities
FNMA / FHLMC	54,599	—	—	54,599
GNMA	114,553	—	—	114,553
Commercial mortgage-related securities
FNMA / FHLMC	11,211	—	—	11,211
GNMA	255,742	—	—	255,742
Total HTM securities	$1,004,357	$860,607	$14,041	$1,879,005
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale of investment securities for the three and nine months ended September 30, 2021 and 2020, are shown below:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Gross gains on AFS securities	$—	$7	$421	$9,312
Gross (losses) on AFS securities	—	—	(437)	(90)
Investment securities gains (losses), net	$—	$7	$(16)	$9,222
Proceeds from sales of investment securities	$—	$8	$158,708	$626,283
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
Investment securities with a carrying value of $2.2 billion and $1.6 billion at September 30, 2021 and December 31, 2020, respectively, were pledged to secure certain deposits or for other purposes as required or permitted by law.
Accrued interest receivable on HTM securities totaled $12 million and $14 million at September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on AFS securities totaled $9 million and $8 million at September 30, 2021 and December 31, 2020, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both September 30, 2021 and 2020.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both September 30, 2021 and December 31, 2020, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $49,000 at September 30, 2021 and approximately $67,000 at December 31, 2020, attributable entirely to the Corporation's municipal securities, included in investment securities HTM, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of investment securities AFS and HTM, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2021:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	4	$(319)	$84,071	—	—	$—	$(319)	$84,071
Agency securities	1	(2)	14,998	—	—	—	(2)	14,998
Residential mortgage-related securities
FNMA / FHLMC	33	(9,144)	1,170,981	—	—	—	(9,144)	1,170,981
GNMA	1	—	69	—	—	—	—	69
FNMA / FHLMC commercial mortgage-related securities	19	(6,892)	331,504	—	—	—	(6,892)	331,504
Asset backed securities
FFELP	1	(124)	34,876	8	(347)	65,002	(471)	99,878
SBA	—	—	—	9	(48)	4,229	(48)	4,229
Other debt securities	1	(1)	999	—	—	—	(1)	999
Total	60	$(16,482)	$1,637,498	17	$(395)	$69,231	$(16,877)	$1,706,729
Investment securities HTM
Obligations of state and political subdivisions (municipal securities)	62	$(3,996)	$151,216	—	$—	$—	$(3,996)	$151,216
Commercial mortgage-related securities
FNMA / FHLMC	11	(4,002)	146,248	—	—	—	(4,002)	146,248
GNMA	1	(22)	15,631	—	—	—	(22)	15,631
Total	74	$(8,019)	$313,096	—	$—	$—	$(8,019)	$313,096
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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at September 30, 2021 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The U.S. Treasury 3 year and 5 year rates increased by 36 bp and 62 bp, respectively, from December 31, 2020. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $82 million at both September 30, 2021 and December 31, 2020. The Corporation had Federal Reserve Bank stock of $87 million at both September 30, 2021 and December 31, 2020. Accrued interest receivable on FHLB stock totaled approximately $974,000 and $972,000 at September 30, 2021 and December 31, 2020, respectively. There was $327,000 accrued interest receivable on Federal Reserve Bank stock at September 30, 2021 and none at December 31, 2020. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and a money market mutual fund. At September 30, 2021 and December 31, 2020, the Corporation had equity securities with readily determinable fair values of $4 million and $2 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $14 million at September 30, 2021 and $13 million at December 31, 2020.

Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	Sep 30, 2021	Dec 31, 2020
PPP	$182,121	$767,757
Commercial and industrial	7,927,459	7,701,422
Commercial real estate — owner occupied	879,554	900,912
Commercial and business lending	8,989,133	9,370,091
Commercial real estate — investor	4,296,489	4,342,584
Real estate construction	1,834,871	1,840,417
Commercial real estate lending	6,131,360	6,183,001
Total commercial	15,120,493	15,553,091
Residential mortgage	7,590,895	7,878,324
Home equity	608,566	707,255
Other consumer	294,979	301,876
Auto	6,739	11,177
Total consumer	8,501,180	8,898,632
Total loans	$23,621,673	$24,451,724

Accrued interest receivable on loans totaled $57 million at September 30, 2021, and $66 million at December 31, 2020, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $91,000 and $329,000 for the three and nine months ended September 30, 2021, respectively, and $1 million and $2 million for the three and nine months ended September 30, 2020, respectively.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at September 30, 2021:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2021	2020	2019	2018	2017	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$147,568	$29,900	$—	$—	$—	$—	$177,467
Special Mention	—	—	212	281	—	—	—	—	493
Potential Problem	—	—	4,160	—	—	—	—	—	4,160
PPP	$—	$—	$151,940	$30,180	$—	$—	$—	$—	$182,121
Commercial and industrial:
Risk rating:
Pass	$2,085	$2,278,181	$1,664,130	$1,046,760	$1,092,662	$802,214	$249,129	$621,500	$7,754,575
Special Mention	—	1,396	5,900	193	28,918	—	—	2,990	39,397
Potential Problem	2,825	27,948	1,933	5,555	46,997	21,286	20,111	1,160	124,990
Nonaccrual	—	—	17	166	108	7,248	—	959	8,497
Commercial and industrial	$4,910	$2,307,525	$1,671,979	$1,052,674	$1,168,685	$830,748	$269,240	$626,609	$7,927,459
Commercial real estate - owner occupied:
Risk rating:
Pass	$11,667	$22,430	$143,911	$173,396	$193,463	$114,618	$61,713	$133,641	$843,173
Special Mention	—	211	—	3,303	11,368	—	—	250	15,132
Potential Problem	—	487	6,182	5,969	686	748	2,640	4,529	21,241
Nonaccrual	—	—	—	—	—	—	—	7	7
Commercial real estate - owner occupied	$11,667	$23,127	$150,094	$182,668	$205,518	$115,366	$64,353	$138,427	$879,554
Commercial and business lending:
Risk rating:
Pass	$13,752	$2,300,611	$1,955,609	$1,250,056	$1,286,125	$916,832	$310,842	$755,141	$8,775,216
Special Mention	—	1,606	6,112	3,777	40,287	—	—	3,240	55,022
Potential Problem	2,825	28,435	12,275	11,524	47,683	22,034	22,751	5,688	150,391
Nonaccrual	—	—	17	166	108	7,248	—	966	8,504
Commercial and business lending	$16,577	$2,330,652	$1,974,013	$1,265,523	$1,374,203	$946,114	$333,593	$765,036	$8,989,133
Commercial real estate - investor:
Risk rating:
Pass	$38,041	$85,353	$878,373	$957,478	$1,034,119	$474,770	$178,270	$335,168	$3,943,532
Special Mention	—	—	57,100	67,285	74,040	5,973	1,259	6,836	212,491
Potential Problem	—	—	5,474	25,720	4,074	24,259	4,730	14,705	78,962
Nonaccrual	—	—	23,973	8,412	9,690	19,222	—	207	61,504
Commercial real estate - investor	$38,041	$85,353	$964,920	$1,058,894	$1,121,923	$524,225	$184,259	$356,916	$4,296,489
Real estate construction:
Risk rating:
Pass	$—	$26,560	$581,257	$731,505	$328,020	$93,893	$21,154	$13,227	$1,795,616
Special Mention	—	—	—	—	3,894	15,885	41	—	19,820
Potential Problem	—	—	8	124	18,968	—	—	87	19,187
Nonaccrual	—	—	—	5	—	—	—	242	247
Real estate construction	$—	$26,560	$581,265	$731,634	$350,881	$109,778	$21,195	$13,556	$1,834,871
Commercial real estate lending:
Risk rating:
Pass	$38,041	$111,913	$1,459,630	$1,688,983	$1,362,139	$568,663	$199,424	$348,395	$5,739,148
Special Mention	—	—	57,100	67,285	77,934	21,858	1,300	6,836	232,312
Potential Problem	—	—	5,483	25,844	23,041	24,259	4,730	14,792	98,150
Nonaccrual	—	—	23,973	8,417	9,690	19,222	—	448	61,751
Commercial real estate lending	$38,041	$111,913	$1,546,185	$1,790,529	$1,472,804	$634,002	$205,454	$370,472	$6,131,360

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2021	2020	2019	2018	2017	Prior	Total
Total commercial:
Risk rating:
Pass	$51,793	$2,412,524	$3,415,239	$2,939,040	$2,648,264	$1,485,495	$510,266	$1,103,537	$14,514,363
Special Mention	—	1,606	63,212	71,061	118,220	21,858	1,300	10,076	287,333
Potential Problem	2,825	28,435	17,758	37,367	70,725	46,294	27,481	20,481	248,541
Nonaccrual	—	—	23,989	8,584	9,798	26,470	—	1,415	70,256
Total commercial	$54,618	$2,442,565	$3,520,198	$3,056,052	$2,847,007	$1,580,116	$539,047	$1,135,508	$15,120,493
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,404,558	$2,040,914	$1,048,656	$460,120	$722,589	$1,854,629	$7,531,466
Special Mention	—	—	—	—	—	—	—	377	377
Potential Problem	—	—	538	340	409	326	82	679	2,374
Nonaccrual	—	—	1,721	2,032	4,483	4,979	7,304	36,160	56,678
Residential mortgage	$—	$—	$1,406,816	$2,043,286	$1,053,548	$465,425	$729,974	$1,891,844	$7,590,895
Home equity:
Risk rating:
Pass	$4,992	$504,747	$773	$1,617	$8,850	$9,952	$8,538	$65,577	$600,053
Special Mention	74	17	—	—	1	110	—	375	503
Potential Problem	10	—	10	—	—	15	—	146	171
Nonaccrual	582	4	56	25	227	288	303	6,936	7,838
Home equity	$5,658	$504,767	$839	$1,643	$9,078	$10,364	$8,841	$73,034	$608,566
Other consumer:
Risk rating:
Pass	$402	$168,534	$7,455	$6,730	$6,232	$1,940	$815	$109,253	$300,959
Special Mention	64	387	—	—	13	66	—	4	470
Nonaccrual	4	164	—	12	56	20	20	18	290
Other consumer	$471	$169,084	$7,455	$6,743	$6,300	$2,026	$835	$109,275	$301,718
Total consumer:
Risk rating:
Pass	$5,394	$673,281	$1,412,786	$2,049,262	$1,063,738	$472,012	$731,942	$2,029,458	$8,432,478
Special Mention	138	403	—	—	14	176	—	756	1,350
Potential Problem	10	—	548	340	409	341	82	825	2,546
Nonaccrual	586	167	1,776	2,070	4,765	5,287	7,627	43,114	64,806
Total consumer	$6,128	$673,852	$1,415,110	$2,051,672	$1,068,927	$477,816	$739,650	$2,074,153	$8,501,180
Total loans:
Risk rating:
Pass(c)	$57,187	$3,085,805	$4,828,025	$4,988,301	$3,712,002	$1,957,507	$1,242,208	$3,132,995	$22,946,842
Special Mention	138	2,010	63,212	71,061	118,234	22,034	1,300	10,832	288,683
Potential Problem	2,836	28,435	18,306	37,707	71,134	46,635	27,563	21,305	251,087
Nonaccrual	586	167	25,766	10,653	14,563	31,756	7,627	44,529	135,062
Total loans	$60,747	$3,116,417	$4,935,308	$5,107,723	$3,915,934	$2,057,932	$1,278,698	$3,209,661	$23,621,673
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
The following table presents loans by past due status at September 30, 2021:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(b)(c)	Total
PPP	$181,552	$485	$83	$—	$—	$182,121
Commercial and industrial	7,917,635	1,121	108	98	8,497	7,927,459
Commercial real estate - owner occupied	879,516	30	—	—	7	879,554
Commercial and business lending	8,978,704	1,636	191	98	8,504	8,989,133
Commercial real estate - investor	4,217,965	17,021	—	—	61,504	4,296,489
Real estate construction	1,834,623	—	—	—	247	1,834,871
Commercial real estate lending	6,052,588	17,021	—	—	61,751	6,131,360
Total commercial	15,031,292	18,657	191	98	70,256	15,120,493
Residential mortgage	7,526,996	6,996	99	126	56,678	7,590,895
Home equity	597,776	2,428	503	21	7,838	608,566
Other consumer	292,700	724	549	785	222	294,979
Auto	6,662	10	—	—	67	6,739
Total consumer	8,424,134	10,158	1,150	932	64,806	8,501,180
Total loans	$23,455,426	$28,815	$1,341	$1,029	$135,062	$23,621,673
(a) Any loans deferred in connection with the COVID-19 pandemic are considered current in accordance with Section 4013 of the CARES Act.
(b) Of the total nonaccrual loans, $83 million, or 62%, were current with respect to payment at September 30, 2021.
(c) No interest income was recognized on nonaccrual loans for the three and nine months ended September 30, 2021. In addition, there were $11 million of nonaccrual loans for which there was no related ACLL at September 30, 2021.

The following table presents loans by past due status at December 31, 2020:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(b)(c)	Total
PPP	$767,757	$—	$—	$—	$—	$767,757
Commercial and industrial	7,633,269	2,819	3,300	175	61,859	7,701,422
Commercial real estate - owner occupied	899,480	158	215	—	1,058	900,912
Commercial and business lending	9,300,506	2,977	3,516	175	62,917	9,370,091
Commercial real estate - investor	4,251,571	1,024	11,769	—	78,220	4,342,584
Real estate construction	1,839,073	991	—	—	353	1,840,417
Commercial real estate lending	6,090,644	2,015	11,769	—	78,573	6,183,001
Total commercial	15,391,150	4,992	15,284	175	141,490	15,553,091
Residential mortgage	7,808,294	8,975	1,410	308	59,337	7,878,324
Home equity	692,565	3,071	1,731	—	9,888	707,255
Other consumer	299,128	998	545	1,115	91	301,876
Auto	11,072	41	15	—	49	11,177
Total consumer	8,811,060	13,085	3,701	1,423	69,364	8,898,632
Total loans	$24,202,209	$18,077	$18,985	$1,598	$210,854	$24,451,724
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

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	Sep 30, 2021		Dec 31, 2020
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$11,067	$959	$12,713	$6,967
Commercial real estate — owner occupied	1,031	—	1,711	—
Commercial real estate — investor	13,236	207	26,435	225
Real estate construction	248	107	260	111
Residential mortgage	15,253	13,235	7,825	11,509
Home equity	2,787	718	1,957	1,379
Other consumer	877	—	1,191	—
Total restructured loans(b)	$44,499	$15,226	$52,092	$20,190
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.
The Corporation had a recorded investment of $14 million in loans modified as TDRs during the nine months ended September 30, 2021, of which $7 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $7 million were in nonaccrual within the credit quality tables, pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of the COVID-19 pandemic are not categorized as TDRs in accordance with the CARES Act. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the nine months ended September 30, 2021 and 2020:

	Nine months ended Sep 30, 2021			Nine months ended Sep 30, 2020
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	4	$638	$638	3	$1,250	$1,324
Commercial real estate — owner occupied	—	—	—	2	453	751
Commercial real estate — investor	4	1,682	1,682	1	530	530
Real estate construction	—	—	—	1	102	102
Residential mortgage	55	10,434	10,460	32	5,789	5,870
Home equity	7	916	963	18	676	702
Total loans modified	70	$13,670	$13,744	57	$8,800	$9,280
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the nine months ended September 30, 2021, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the nine months ended September 30, 2021.
The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2021 and 2020, and the recorded investment in these restructured loans as of September 30, 2021 and 2020:

	Nine months ended Sep 30, 2021		Nine months ended Sep 30, 2020
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	2	$200	5	$1,036
Home equity	—	—	4	208
Total loans modified	2	$200	9	$1,244

All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At September 30, 2021, the Corporation had $17 million in loans meeting this classification compared to $68 million at December 31, 2020. Of the loans classified as probable TDRs at September 30, 2021, the entire $17 million was related to the oil and gas portfolio.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during September 2021, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the nine months ended September 30, 2021:

($ in Thousands)	Dec 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Sep 30, 2021	ACLL / Loans
Allowance for loan losses
PPP	$531	$—	$—	$—	$(406)	$125
Commercial and industrial	142,793	(13,773)	7,415	(6,358)	(47,324)	89,111
Commercial real estate — owner occupied	11,274	—	115	115	634	12,022
Commercial and business lending	154,598	(13,773)	7,530	(6,242)	(47,096)	101,259
Commercial real estate — investor	93,435	(14,340)	3,046	(11,293)	(680)	81,461
Real estate construction	59,193	(5)	74	69	(18,298)	40,965
Commercial real estate lending	152,629	(14,344)	3,120	(11,224)	(18,978)	122,426
Total commercial	307,226	(28,117)	10,650	(17,467)	(66,074)	223,685
Residential mortgage	42,996	(732)	700	(32)	(1,344)	41,620
Home equity	18,849	(600)	2,240	1,640	(6,172)	14,317
Other consumer	14,456	(2,331)	965	(1,366)	(1,836)	11,253
Auto	174	(4)	24	20	(74)	120
Total consumer	76,475	(3,667)	3,928	262	(9,426)	67,311
Total loans	$383,702	$(31,784)	$14,579	$(17,205)	$(75,500)	$290,997
Allowance for unfunded commitments
Commercial and industrial	$22,311	$—	$—	$—	$(2,910)	$19,402
Commercial real estate — owner occupied	266	—	—	—	43	309
Commercial and business lending	22,577	—	—	—	(2,867)	19,711
Commercial real estate — investor	636	—	—	—	85	721
Real estate construction	18,887	—	—	—	(3,411)	15,476
Commercial real estate lending	19,523	—	—	—	(3,326)	16,197
Total commercial	42,101	—	—	—	(6,193)	35,908
Home equity	3,118	—	—	—	(87)	3,031
Other consumer	2,557	—	—	—	(220)	2,337
Total consumer	5,675	—	—	—	(307)	5,368
Total loans	$47,776	$—	$—	$—	$(6,500)	$41,276
Allowance for credit losses on loans
PPP	$531	$—	$—	$—	$(406)	$125	0.07%
Commercial and industrial	165,105	(13,773)	7,415	(6,358)	(50,233)	108,513	1.37%
Commercial real estate — owner occupied	11,539	—	115	115	677	12,331	1.40%
Commercial and business lending	177,175	(13,773)	7,530	(6,242)	(49,963)	120,970	1.35%
Commercial real estate — investor	94,071	(14,340)	3,046	(11,293)	(595)	82,182	1.91%
Real estate construction	78,080	(5)	74	69	(21,709)	56,441	3.08%
Commercial real estate lending	172,152	(14,344)	3,120	(11,224)	(22,304)	138,623	2.26%
Total commercial	349,327	(28,117)	10,650	(17,467)	(72,267)	259,593	1.72%
Residential mortgage	42,996	(732)	700	(32)	(1,344)	41,620	0.55%
Home equity	21,967	(600)	2,240	1,640	(6,259)	17,348	2.85%
Other consumer	17,013	(2,331)	965	(1,366)	(2,056)	13,591	4.61%
Auto	174	(4)	24	20	(74)	120	1.79%
Total consumer	82,150	(3,667)	3,928	262	(9,733)	72,679	0.85%
Total loans	$431,478	$(31,784)	$14,579	$(17,205)	$(82,000)	$332,273	1.41%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2020:

($ in Thousands)	Dec 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan 1, 2020	Charge offs	Recoveries	Net Charge offs	Gross up of allowance for PCD loans at acquisition	Provision recorded at acquisition	Provision for credit losses	Dec 31, 2020	ACLL / Loans
Allowance for loan losses
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531
Commercial and industrial	91,133	52,919	144,052	(80,320)	7,004	(73,316)	293	408	71,355	142,793
Commercial real estate — owner occupied	10,284	(1,851)	8,433	(419)	147	(272)	890	255	1,967	11,274
Commercial and business lending	101,417	51,068	152,485	(80,739)	7,151	(73,588)	1,183	663	73,853	154,598
Commercial real estate — investor	40,514	2,041	42,555	(22,920)	643	(22,277)	753	472	71,933	93,435
Real estate construction	24,915	7,467	32,382	(19)	49	31	435	492	25,854	59,193
Commercial real estate lending	65,428	9,508	74,937	(22,938)	692	(22,246)	1,188	964	97,787	152,629
Total commercial	166,846	60,576	227,422	(103,677)	7,844	(95,834)	2,371	1,627	171,641	307,226
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996
Home equity	10,926	11,649	22,575	(1,719)	1,978	259	422	374	(4,781)	18,849
Other consumer(a)	6,639	7,016	13,655	(4,790)	1,101	(3,689)	61	140	4,462	14,630
Total consumer	34,525	51,880	86,405	(8,376)	3,579	(4,797)	1,134	917	(7,183)	76,475
Total loans	$201,371	$112,457	$313,828	$(112,053)	$11,422	$(100,631)	$3,504	$2,543	$164,457	$383,702
Allowance for unfunded commitments
Commercial and industrial	$12,276	$(3,998)	$8,278	$—	$—	$—	$—	$61	$13,972	$22,311
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	135	266
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	14,108	22,577
Commercial real estate — investor	530	246	776	—	—	—	—	2	(141)	636
Real estate construction	7,532	18,347	25,879	—	—	—	—	45	(7,038)	18,887
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	(7,179)	19,523
Total commercial	20,465	14,595	35,060	—	—	—	—	112	6,929	42,101
Home equity	1,038	2,591	3,629	—	—	—	—	66	(577)	3,118
Other consumer	405	1,504	1,909	—	—	—	—	—	649	2,557
Total consumer	1,443	4,095	5,538	—	—	—	—	66	72	5,675
Total loans	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$7,000	$47,776
Allowance for credit losses on loans
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531	0.07%
Commercial and industrial	103,409	48,921	152,330	(80,320)	7,004	(73,316)	293	469	85,327	165,105	2.14%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	(419)	147	(272)	890	259	2,102	11,539	1.28%
Commercial and business lending	113,820	47,070	160,890	(80,739)	7,151	(73,588)	1,183	728	87,961	177,175	1.89%
Commercial real estate — investor	41,044	2,287	43,331	(22,920)	643	(22,277)	753	474	71,792	94,071	2.17%
Real estate construction	32,447	25,814	58,261	(19)	49	31	435	537	18,816	78,080	4.24%
Commercial real estate lending	73,490	28,101	101,591	(22,938)	692	(22,246)	1,188	1,011	90,608	172,152	2.78%
Total commercial	187,311	75,171	262,482	(103,677)	7,844	(95,834)	2,371	1,739	178,569	349,327	2.25%
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996	0.55%
Home equity	11,964	14,240	26,204	(1,719)	1,978	259	422	440	(5,358)	21,967	3.11%
Other consumer(a)	7,044	8,520	15,564	(4,790)	1,101	(3,689)	61	140	5,111	17,187	5.49%
Total consumer	35,968	55,975	91,943	(8,376)	3,579	(4,797)	1,134	983	(7,112)	82,150	0.92%
Total loans	$223,278	$131,147	$354,425	$(112,053)	$11,422	$(100,631)	$3,504	$2,722	$171,457	$431,478	1.76%
(a) Includes auto

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
The Corporation conducted its most recent annual impairment testing in May 2021, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore a step one quantitative analysis was not required. There have been no events since the May 2021 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2020 or the first nine months of 2021.
At both September 30, 2021 and December 31, 2020, the Corporation had goodwill of $1.1 billion. During the first quarter of 2021, there was a reduction of $4 million of goodwill related to the sale of Whitnell.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs and MSRs. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Nine months ended Sep 30, 2021	Year Ended Dec 31, 2020
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$80,730
Additions during the period	—	7,379
Accumulated amortization	(27,814)	(21,205)
Net book value	$60,296	$66,904
Amortization during the period	$6,608	$8,749
Other intangibles
Gross carrying amount at the beginning of period	$2,000	$38,970
Additions during the period	—	200
Reductions due to sale	(1,317)	(17,435)
Accumulated amortization	(683)	(20,385)
Net book value	$—	$1,350
Amortization during the period	$33	$1,443
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
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	Nine months ended Sep 30, 2021	Year Ended Dec 31, 2020
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$59,967	$67,607
Additions from acquisition	—	1,357
Additions	11,761	13,667
Amortization	(15,624)	(22,664)
Mortgage servicing rights at end of period	$56,104	$59,967
Valuation allowance at beginning of period	$(18,006)	$(302)
(Additions) recoveries, net	12,231	(17,704)
Valuation allowance at end of period	$(5,775)	$(18,006)
Mortgage servicing rights, net	$50,329	$41,961
Fair value of mortgage servicing rights	$50,373	$41,990
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$7,057,130	$7,743,956
Mortgage servicing rights, net to servicing portfolio	0.71%	0.54%
Mortgage servicing rights expense(a)	$3,393	$40,369
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2021. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Three Months Ending December 31, 2021	$2,203	$2,945
2022	8,811	10,898
2023	8,811	8,500
2024	8,811	6,795
2025	8,811	5,499
2026	8,811	4,489
Beyond 2026	14,038	16,978
Total Estimated Amortization Expense	$60,296	$56,104

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	Sep 30, 2021	Dec 31, 2020
Short-Term Funding
Federal funds purchased	$415	$7,070
Securities sold under agreements to repurchase	267,528	185,901
Federal funds purchased and securities sold under agreements to repurchase	267,943	192,971
Commercial paper	54,553	59,346
Total short-term funding	$322,496	$252,317
Long-Term Funding
Bank senior notes, at par, due 2021	$—	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Finance leases	72	1,128
Capitalized costs	(912)	(1,663)
FHLB advances	1,620,880	1,632,723
Total long-term funding	1,870,040	2,182,188
Total short and long-term funding	$2,192,536	$2,434,505
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of September 30, 2021, the Corporation pledged agency mortgage-related securities with a fair value of $364 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of September 30, 2021 and December 31, 2020 are presented in the following table:

	Remaining Contractual Maturity of the Agreements
($ in Thousands)	Overnight and Continuous	Up to 30 days	30-90 days	Greater than 90 days	Total
September 30, 2021
Repurchase agreements
Agency mortgage-related securities	$267,528	$—	$—	$—	$267,528
Total	$267,528	$—	$—	$—	$267,528
December 31, 2020
Repurchase agreements
Agency mortgage-related securities	$185,901	$—	$—	$—	$185,901
Total	$185,901	$—	$—	$—	$185,901
Long-Term Funding
Senior Notes
In August 2018, the Bank issued $300 million of senior notes, due August 2021, and callable July 2021. The senior notes had a fixed coupon interest rate of 3.50% and were issued at a discount. The Bank redeemed all of the senior notes on July 13, 2021, the initial redemption date under the terms of the notes.

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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $78 million and $72 million of investment securities as collateral at September 30, 2021, and December 31, 2020, respectively. At September 30, 2021, the Corporation posted $18 million of cash collateral compared to $31 million at December 31, 2020.
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
Mortgage Derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net on the consolidated statements of income.
The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments as of September 30, 2021 and December 31, 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2021 and December 31, 2020. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	Sep 30, 2021				Dec 31, 2020
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,889,911	$110,898	$3,889,911	$24,322	$3,639,679	$192,518	$3,639,679	$25,680
Foreign currency exchange forwards	496,215	4,637	483,949	4,454	411,292	4,909	398,890	4,836
Commodity contracts	16,231	6,546	16,307	6,471	87,547	12,486	83,214	11,155
Mortgage banking(a)(b)	253,663	6,159	390,000	—	226,818	9,624	335,500	2,046
Gross derivatives before netting		$128,240		$35,247		$219,537		$43,716
Less: Legally enforceable master netting agreements		3,302		3,302		1,936		1,936
Less: Cash collateral pledged/received		3,143		18,595		10,879		25,625
Total derivative instruments, after netting		$121,795		$13,351		$206,722		$16,155
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.
(b) Includes approximately $972,000 forward commitment fair value.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At September 30, 2021, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $446 million and is included in loans on the consolidated balance sheets. This amount includes $2 million of hedging adjustments on the discontinued hedging relationships.

The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	Location and Amount of Gain or (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	Three months ended Sep 30,				Nine months ended Sep 30,
	2021		2020		2021		2020
($ in Thousands)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)	Interest Income	Other Income (Expense)
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(292)	$—	$(481)	$—	$(1,128)	$—	$(1,345)	$(262)
The effects of fair value hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(292)	—	(481)	—	(1,128)	—	(1,345)	(262)
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)		2021	2020	2021	2020
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$557	$507	$2,546	$(2,648)
Foreign currency exchange forwards	Capital markets, net	(8)	49	109	(31)
Commodity contracts	Capital markets, net	(124)	(86)	(1,256)	555
Interest rate lock commitments (mortgage)	Mortgage banking, net	(1,356)	(4,948)	(4,438)	5,361
Forward commitments (mortgage)	Mortgage banking, net	(1,402)	1,293	(3,017)	710

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

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Received
Derivative assets
September 30, 2021	$6,719	$(3,302)	$(3,143)	$273
December 31, 2020	13,441	(1,936)	(10,879)	626

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Assets Offset	Cash Collateral Pledged
Derivative liabilities
September 30, 2021	$23,489	$(3,302)	$(18,595)	$1,592
December 31, 2020	27,951	(1,936)	(25,625)	390
Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	Sep 30, 2021	Dec 31, 2020
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,618,161	$10,010,492
Commercial letters of credit(a)	6,309	3,642
Standby letters of credit(c)	264,123	278,798
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at September 30, 2021 or December 31, 2020.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million for both September 30, 2021 and December 31, 2020, as an estimate of the fair value of these financial instruments.

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

($ in Thousands)	Nine months ended Sep 30, 2021	Year Ended Dec 31, 2020
Allowance for Unfunded Commitments
Balance at beginning of period	$47,776	$21,907
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	18,690
Balance at beginning of period, adjusted	47,776	40,597
Provision for unfunded commitments	(6,500)	7,000
Amount recorded at acquisition	N/A	179
Balance at end of period	$41,276	$47,776
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 10. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at September 30, 2021 was $277 million, compared to $272 million at December 31, 2020, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $24 million and $18 million for the nine months ended September 30, 2021 and 2020, respectively, and $8 million and $6 million for the three months ended September 30, 2021 and 2020, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $270 million at September 30, 2021 and $268 million at December 31, 2020.
The Corporation’s unfunded equity contributions relating to investments in federal and state qualified affordable housing and federal and state historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $101 million and $118 million at September 30, 2021 and December 31, 2020, respectively.
For the nine months ended September 30, 2021 and the year ended December 31, 2020, the Corporation did not record any impairment related to qualified affordable housing investments.

The Corporation has principal investment commitments to provide capital-based financing to private and public companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $24 million and $25 million at September 30, 2021 and December 31, 2020, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
Mortgage Repurchase Reserve
The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under the Corporation's usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the GSEs. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Corporation may be obligated to repurchase the loan or reimburse the GSEs for losses incurred (collectively, “make whole requests”). The make whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. Additionally, beginning in the third quarter of 2021, qualifying residential mortgage loans guaranteed by U.S. government agencies have been sold into GNMA pools.
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $6 million and $10 million for the nine months ended September 30, 2021 and the year ended December 31, 2020, respectively. There were approximately $114,000 of loss reimbursement and settlement claims paid for the nine months ended September 30, 2021 and there were no such claims for the year ended December 31, 2020. Make whole requests during 2020 and the first nine months of 2021 generally arose from loans sold during the period of January 1, 2012 to December 31, 2020. Since January 1, 2012, loans sold totaled $15.7 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2021, $6.5 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million as of September 30, 2021 and $2 million as of December 31, 2020.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2021 and December 31, 2020, there were $27 million and $36 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2021 and December 31, 2020, there were $26 million and $33 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Sep 30, 2021	Dec 31, 2020
Assets
Investment securities AFS
U.S. Treasury securities	Level 1	$123,981	$26,531
Agency securities	Level 2	14,998	25,038
Obligations of state and political subdivisions (municipal securities)	Level 2	414,020	450,662
Residential mortgage-related securities
FNMA / FHLMC	Level 2	2,377,408	1,461,241
GNMA	Level 2	79,696	235,537
Private-label	Level 2	76,033	—
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	353,175	22,904
GNMA	Level 2	231,096	524,756
Asset backed securities
FFELP	Level 2	212,797	327,189
SBA	Level 2	7,179	8,584
Other debt securities	Level 2	2,999	3,000
Total investment securities AFS	Level 1	$123,981	$26,531
Total investment securities AFS	Level 2	3,769,399	3,058,910
Equity securities with readily determinable fair values	Level 1	4,109	1,661
Residential loans held for sale	Level 2	158,202	129,158
Interest rate-related instruments(a)	Level 2	110,898	192,518
Foreign currency exchange forwards(a)	Level 2	4,637	4,909
Commodity contracts(a)	Level 2	6,546	12,486
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	5,187	9,624
Forward commitments to sell residential mortgage loans	Level 3	972	—
Liabilities
Interest rate-related instruments(a)	Level 2	$24,322	$25,680
Foreign currency exchange forwards(a)	Level 2	4,454	4,836
Commodity contracts(a)	Level 2	6,471	11,155
Forward commitments to sell residential mortgage loans	Level 3	—	2,046
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the nine months ended September 30, 2021 and the year ended December 31, 2020, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2019	$2,527	$710	$1,817
New production	72,659	(3,505)	76,164
Closed loans / settlements	(76,001)	(12,587)	(63,414)
Other	10,439	17,427	(6,988)
Mortgage derivative gain (loss)	7,097	1,335	5,762
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	$45,586	$(2,496)	$48,082
Closed loans / settlements	(44,543)	217	(44,760)
Other	(5,481)	(739)	(4,742)
Mortgage derivative gain (loss)	(4,437)	(3,017)	(1,420)
Balance September 30, 2021	$5,187	$(972)	$6,159
The closing ratio on interest rate lock commitments to originate residential mortgage loans held for sale is a Level 3 measurement, and was 82% at September 30, 2021.

The following table presents the carrying value of equity securities without readily determinable fair values still held as of September 30, 2021 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of September 30, 2021:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2020	$13,444
Additions	552
Sales	(33)
Donations	(134)
Carrying value as of September 30, 2021	$13,830

Cumulative upward carrying value changes between January 1, 2018 and September 30, 2021	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2021	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value		Adjustment Recognized on the Consolidated Statements of Income(c)
September 30, 2021
Assets
Individually evaluated loans(a)	Level 3	$78,139	Provision for credit losses	$(4,227)
OREO(b)	Level 2	21,847	Other noninterest expense / provision for credit losses(d)	6,449
Mortgage servicing rights	Level 3	50,373	Mortgage banking, net	12,231

December 31, 2020
Assets
Individually evaluated loans(a)	Level 3	$138,752	Provision for credit losses	$97,519
OREO(b)	Level 2	6,125	Other noninterest expense	3,747
Mortgage servicing rights	Level 3	41,990	Mortgage banking, net	(17,704)
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
Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include the fair value analysis in the goodwill impairment test as well as intangible assets and other nonfinancial long-lived assets measured at fair value for the purpose of impairment assessment.
The Corporation's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to MSRs and individually evaluated loans.
The table below presents information about these inputs and further discussion is found above:

September 30, 2021	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	15%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8%	-	40%	15%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	33%	-	51%	36%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		Sep 30, 2021		Dec 31, 2020
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$378,927	$378,927	$416,154	$416,154
Interest-bearing deposits in other financial institutions	Level 1	1,281,916	1,281,916	298,759	298,759
Federal funds sold and securities purchased under agreements to resell	Level 1	25,000	25,000	1,135	1,135
Investment securities AFS	Level 1	123,981	123,981	26,531	26,531
Investment securities AFS	Level 2	3,769,399	3,769,399	3,058,910	3,058,910
Investment securities HTM, net	Level 1	1,000	1,007	999	1,024
Investment securities HTM, net	Level 2	1,928,735	2,034,803	1,877,939	2,027,852
Equity securities with readily determinable fair values	Level 1	4,109	4,109	1,661	1,661
Equity securities without readily determinable fair values	Level 3	13,830	13,830	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	168,281	168,281	168,280	168,280
Residential loans held for sale	Level 2	158,202	158,202	129,158	129,158
Loans, net	Level 3	23,330,676	23,447,728	24,068,022	24,012,738
Bank and corporate owned life insurance	Level 2	683,610	683,610	679,647	679,647
Derivatives (other assets)(a)	Level 2	122,082	122,082	209,913	209,913
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	5,187	5,187	9,624	9,624
Forward commitments to sell residential mortgage loans (other assets)	Level 3	972	972	—	—
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$26,440,380	$26,440,380	$24,725,451	$24,725,451
Brokered CDs and other time deposits(b)	Level 2	1,410,886	1,412,950	1,757,030	1,766,200
Short-term funding	Level 2	322,496	322,486	252,317	252,303
FHLB advances	Level 2	1,620,880	1,701,512	1,632,723	1,760,727
Other long-term funding	Level 2	249,160	270,526	549,465	578,233
Standby letters of credit(c)	Level 2	2,549	2,549	2,731	2,731
Derivatives (accrued expenses and other liabilities)(a)	Level 2	35,247	35,247	41,671	41,671
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	—	—	2,046	2,046
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $264 million at September 30, 2021 and $279 million at December 31, 2020. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
Note 14 Retirement Plans
The Corporation has a noncontributory defined benefit RAP, covering substantially all employees who meet participation requirements. The benefits are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.
The First Staunton acquisition closed on February 14, 2020, and the employees who met the required criteria became eligible to participate in the RAP on February 15, 2020, with their vesting service credit based on their prior hours of service with First Staunton. See Note 2 for additional information on the First Staunton acquisition.

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Components of Net Periodic Benefit Cost
RAP
Service cost	$1,684	$1,853	$5,835	$6,183
Interest cost	1,682	2,124	4,927	6,139
Expected return on plan assets	(6,395)	(6,386)	(19,256)	(19,196)
Amortization of prior service cost	(19)	(18)	(55)	(55)
Amortization of actuarial loss (gain)	1,346	1,313	3,446	2,923
Total net periodic pension cost	$(1,701)	$(1,114)	$(5,103)	$(4,006)
Postretirement Plan
Interest cost	$13	$20	$39	$59
Amortization of prior service cost	(19)	(19)	(56)	(56)
Total net periodic benefit cost	$(6)	$1	$(17)	$2
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the nine months ended September 30, 2021 and 2020.
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
The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals and small to mid-sized businesses. During the first quarter of 2021, the Corporation sold its wealth management subsidiary Whitnell. The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, until June 30, 2020, the Corporation offered insurance and risk consulting services. The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches).
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$93,768	$92,033	$280,295	$298,611
Net intersegment interest income (expense)	5,884	6,937	18,962	3,123
Segment net interest income	99,652	98,970	299,257	301,734
Noninterest income(a)	43,228	37,405	124,847	111,254
Total revenue	142,881	136,376	424,104	412,987
Provision for credit losses	14,864	15,572	48,803	41,456
Noninterest expense	58,652	52,635	172,781	160,899
Income (loss) before income taxes	69,364	68,169	202,521	210,633
Income tax expense (benefit)	12,617	12,497	37,213	39,161
Net income	$56,747	$55,672	$165,307	$171,472
Allocated goodwill			$525,836	$530,144

	Community, Consumer, and Business
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$70,860	$73,644	$209,285	$221,691
Net intersegment interest income (expense)	12,907	9,231	39,705	42,213
Segment net interest income	83,767	82,875	248,990	263,904
Noninterest income	35,771	32,958	113,558	140,442
Total revenue	119,538	115,833	362,548	404,345
Provision for credit losses	4,233	5,758	13,897	16,296
Noninterest expense	94,762	102,139	290,443	335,675
Income (loss) before income taxes	20,543	7,936	58,209	52,374
Income tax expense (benefit)	4,314	1,667	12,224	10,999
Net income	$16,230	$6,269	$45,985	$41,376
Allocated goodwill			$579,156	$577,758

	Risk Management and Shared Services
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$19,047	$16,472	$49,511	$54,662
Net intersegment interest income (expense)	(18,791)	(16,167)	(58,666)	(45,336)
Segment net interest income	256	305	(9,155)	9,326
Noninterest income(b)	3,077	5,182	12,457	176,646
Total revenue	3,333	5,487	3,301	185,973
Provision for credit losses	(43,107)	21,679	(144,717)	99,257
Noninterest expense	24,478	72,813	64,490	106,610
Income (loss) before income taxes	21,962	(89,005)	83,529	(19,895)
Income tax expense (benefit)	6,129	(72,278)	20,705	(46,817)
Net income	$15,833	$(16,727)	$62,824	$26,922
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Net interest income	$183,675	$182,150	$539,092	$574,964
Net intersegment interest income (expense)	—	—	—	—
Segment net interest income	183,675	182,150	539,092	574,964
Noninterest income(a)(b)	82,076	75,545	250,862	428,342
Total revenue	265,752	257,695	789,954	1,003,305
Provision for credit losses	(24,010)	43,009	(82,018)	157,009
Noninterest expense	177,892	227,587	527,713	603,184
Income (loss) before income taxes	111,870	(12,900)	344,259	243,112
Income tax expense (benefit)	23,060	(58,114)	70,142	3,342
Net income	$88,809	$45,214	$274,117	$239,769
Allocated goodwill			$1,104,992	$1,107,902
(a) For the nine months ended September 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.
(b) For the nine months ended September 30, 2020, the Corporation recognized a $163 million pre-tax gain related to the sale of ABRC.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2021 and 2020, including changes during the preceding three and nine month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities AFS	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$41,325	$(28,707)	$12,618
Other comprehensive income (loss) before reclassifications	(35,829)	—	(35,829)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	16	—	16
Personnel expense	—	(111)	(111)
Other expense	—	3,446	3,446
Interest income	1,335	—	1,335
Income tax (expense) benefit	8,548	(836)	7,712
Net other comprehensive income (loss) during period	(25,930)	2,498	(23,431)
Balance September 30, 2021	$15,395	$(26,209)	$(10,813)

Balance December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income (loss) before reclassifications	53,900	—	53,900
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(9,222)	—	(9,222)
Personnel expense	—	(111)	(111)
Other expense	—	2,923	2,923
Interest income	2,628	—	2,628
Income tax (expense) benefit	(11,852)	(1,088)	(12,939)
Net other comprehensive income (loss) during period	35,454	1,724	37,178
Balance September 30, 2020	$39,443	$(35,448)	$3,995

($ in Thousands)	Investments Securities AFS	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2021	$30,076	$(27,187)	$2,889
Other comprehensive income (loss) before reclassifications	(19,827)	—	(19,827)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	—	—	—
Personnel expense	—	(37)	(37)
Other expense	—	1,346	1,346
Interest income	172	—	172
Income tax (expense) benefit	4,975	(330)	4,644
Net other comprehensive income (loss) during period	(14,681)	979	(13,702)
Balance September 30, 2021	$15,395	$(26,209)	$(10,813)

Balance June 30, 2020	$34,101	$(36,021)	$(1,920)
Other comprehensive income (loss) before reclassifications	5,840	—	5,840
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses (gains), net	(7)	—	(7)
Personnel expense	—	(36)	(36)
Other expense	—	1,313	1,313
Interest income	1,296	—	1,296
Income tax (expense) benefit	(1,786)	(703)	(2,489)
Net other comprehensive income (loss) during period	5,342	573	5,916
Balance September 30, 2020	$39,443	$(35,448)	$3,995

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Wealth management fees	$22,110	$21,152	$67,229	$61,496
Service charges and deposit account fees	4,539	4,458	13,898	12,316
Card-based fees(a)	541	474	1,367	1,216
Insurance commissions and fees	36	57	98	179
Other revenue	772	1,400	2,619	2,481
Noninterest income (in-scope of Topic 606)	$27,998	$27,540	$85,212	$77,690
Noninterest income (out-of-scope of Topic 606)(b)	15,230	9,866	39,635	33,564
Total noninterest income	$43,228	$37,405	$124,847	$111,254

	Community, Consumer, and Business
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Wealth management fees	$—	$—	$—	$1,387
Service charges and deposit account fees	12,417	9,816	33,441	28,653
Card-based fees(a)	10,600	9,699	30,538	27,392
Insurance commissions and fees	50	55	146	44,965
Other revenue	1,945	2,168	7,459	7,315
Noninterest income (in-scope of Topic 606)	$25,012	$21,739	$71,583	$109,713
Noninterest income (out-of-scope of Topic 606)	10,758	11,219	41,976	30,728
Total noninterest income	$35,771	$32,958	$113,558	$140,442

	Risk Management and Shared Services
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Service charges and deposit account fees	$5	$10	$27	$19
Card-based fees(a)	6	34	15	127
Insurance commissions and fees	2	2	6	8
Other revenue	76	(82)	1,540	(33)
Noninterest income (in-scope of Topic 606)	$89	$(36)	$1,588	$121
Noninterest income (out-of-scope of Topic 606)(c)	2,989	5,218	10,868	176,525
Total noninterest income	$3,077	$5,182	$12,457	$176,646

	Consolidated Total
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Wealth management fees	$22,110	$21,152	$67,229	$62,884
Service charges and deposit account fees	16,962	14,283	47,366	40,989
Card-based fees(a)	11,147	10,207	31,920	28,736
Insurance commissions and fees	88	114	250	45,153
Other revenue	2,792	3,487	11,618	9,764
Noninterest income (in-scope of Topic 606)	$53,099	$49,243	$158,383	$187,524
Noninterest income (out-of-scope of Topic 606)(b)(c)	28,977	26,303	92,479	240,818
Total noninterest income	$82,076	$75,545	$250,862	$428,342
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) For the nine months ended September 30, 2021, the Corporation recognized a $2 million pre-tax gain on the sale of Whitnell.
(c) For the nine months ended September 30, 2020, the Corporation recognized a $163 million pre-tax gain on the sale of ABRC.

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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	2021	2020
Operating lease costs	$2,367	$3,970	$6,850	$9,224
Finance lease costs	17	39	76	115
Operating lease cash flows	2,858	2,871	8,598	8,303
Finance lease cash flows	21	40	101	82
The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	Sep 30, 2021	Dec 31, 2020
Operating lease right-of-use asset	Premises and equipment	$29,527	$31,994
Finance lease right-of-use asset	Other assets	59	962
Operating lease liability	Accrued expenses and other liabilities	33,066	36,425
Finance lease liability	Other long-term funding	72	1,128

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Sep 30, 2021			Dec 31, 2020
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$192	1.74	0.46%	$386	2.49	0.46%
Retail and corporate offices	30,756	5.55	3.24%	34,036	6.04	3.33%
Land	5,747	8.48	3.11%	6,385	8.99	3.09%
Total operating leases	$36,696	5.97	3.21%	$40,806	6.45	3.27%
Finance leases
Land	$73	0.92	1.07%	$1,145	1.65	1.05%
Total finance leases	$73	0.92	1.07%	$1,145	1.65	1.05%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Three Months Ending December 31, 2021	$2,326	$21	$2,348
2022	8,061	51	8,112
2023	6,108	—	6,108
2024	5,317	—	5,317
2025	4,076	—	4,076
Beyond 2025	10,807	—	10,807
Total lease payments	$36,696	$73	$36,768
Less: interest	3,630	—	3,630
Present value of lease payments	$33,066	$72	$33,138
As of September 30, 2021 and December 31, 2020, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $16 million and $17 million, respectively. The leases that had not yet commenced as of September 30, 2021, will commence between October 2021 and October 2023 with lease terms of 1 year to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, in the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, in Item 1A of Part 2 herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
On September 9, 2021, the Corporation presented a new growth focused and digital forward strategic vision which included taking the following actions or committing to future actions:
Expanding our Lending Capabilities:
•Diversifying our consumer portfolio by growing auto finance
•Broadening current asset-based lending capabilities
•Launching equipment finance vertical in our commercial business
Growing our Core Businesses:
•Accelerating core commercial middle market lending growth
•Enhancing small business, consumer direct and home equity line of credit lending
•Retooling our mass affluent strategy
Investing in our Digital Transformation:
•Redirecting $50 million of investment over the next five years to digital with incremental costs expected to be funded by the annual run-rate savings from the planned branch consolidations, back-office facilities consolidations, and the transformation of legacy IT infrastructure
•Preparing to deploy new mobile and online systems in the next six months
•Transforming our legacy IT infrastructure to deliver greater differentiation

Optimizing Capital Proactively:
•Optimizing tangible common equity to accelerate return on average tangible common equity expansion
•Paying a dividend commensurate with performance
•Reducing our preferred capital layers
Performance Summary
•Average loans of $24.1 billion decreased $343 million, or 1%, compared to the first nine months of 2020. The Corporation expects 2021 commercial loan growth, excluding PPP, of approximately 2%.
•Average deposits of $27.5 billion increased $1.7 billion, or 7%, from the first nine months of 2020, driven primarily by government stimulus related inflows and changing savings habits by customers in response to the pandemic.
•Net interest income of $539 million decreased $36 million, or 6%, from the first nine months of 2020, and net interest margin was 2.38% compared to 2.54% for the first nine months of 2020. Both decreases were primarily due to a lower interest rate environment. The Corporation expects a full year margin of approximately 2.40%.
•Provision for credit losses had a release of $82 million, compared to provision expense of $157 million for the first nine months of 2020. The Corporation expects fourth quarter provision to adjust with changes to risk grade, economic conditions, other indications of credit quality, and loan volume.
•Noninterest income of $251 million decreased $177 million, or 41%, from the first nine months of 2020, primarily driven by the $163 million gain on the sale of ABRC in 2020 and the resulting reduction in related insurance revenues. The Corporation expects 2021 noninterest income to be at the upper end of the $315 million to $325 million range.
•Noninterest expense of $528 million decreased $75 million, or 13%, from the first nine months of 2020, primarily due to a $45 million loss on prepayment of FHLB advances incurred during 2020 and a decrease in personnel expense of $15 million, or 5%, from 2020 which was primarily due to having fewer employees partially offset by an increase in funding for the management incentive plan. The Corporation expects 2021 noninterest expense of approximately $705 million to $711 million, including initiatives and proposed facilities exit costs.
Table 1 Summary Results of Operations: Trends

	Nine months ended		Three months ended
($ in Thousands, except per share data)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Net income	$274,117	$239,769	$88,809	$91,007	$94,301	$67,002	$45,214
Net income available to common equity	259,880	226,618	84,655	86,131	89,094	61,795	40,007
Earnings per common share - basic	1.70	1.47	0.56	0.56	0.58	0.40	0.26
Earnings per common share - diluted	1.69	1.46	0.56	0.56	0.58	0.40	0.26
Effective tax rate	20.37%	1.37%	20.61%	19.81%	20.69%	20.10%	N/M
N/M = Not Meaningful

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Nine months ended Sep 30,
	2021			2020
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$592,571	$28,582	6.45%	$624,305	$11,012	2.36%
Commercial and business lending (excl PPP loans)	8,561,822	162,075	2.53%	8,774,616	201,265	3.06%
Commercial real estate lending	6,163,684	133,314	2.89%	5,695,281	147,909	3.47%
Total commercial	15,318,077	323,971	2.83%	15,094,201	360,187	3.19%
Residential mortgage	7,879,992	166,146	2.81%	8,244,116	194,521	3.15%
Retail	948,449	33,947	4.78%	1,150,916	45,621	5.29%
Total loans	24,146,518	524,065	2.90%	24,489,234	600,329	3.27%
Investment securities
Taxable	3,152,994	24,600	1.04%	3,343,083	50,064	2.00%
Tax-exempt(a)	1,961,528	54,357	3.69%	1,939,968	55,026	3.78%
Other short-term investments	1,662,571	5,802	0.47%	1,095,555	7,774	0.95%
Investments and other	6,777,093	84,759	1.67%	6,378,606	112,864	2.36%
Total earning assets	30,923,610	$608,824	2.63%	30,867,840	$713,193	3.08%
Other assets, net	3,354,657			3,460,967
Total assets	$34,278,268			$34,328,806
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,061,728	$1,066	0.04%	$3,198,244	$2,610	0.11%
Interest-bearing demand	5,981,295	3,596	0.08%	5,530,482	11,281	0.27%
Money market	6,956,591	3,101	0.06%	6,499,965	14,152	0.29%
Network transaction deposits	960,308	880	0.12%	1,502,449	5,750	0.51%
Time deposits	1,533,466	6,302	0.55%	2,412,985	26,083	1.44%
Total interest-bearing deposits	19,493,387	14,945	0.10%	19,144,126	59,877	0.42%
Federal funds purchased and securities sold under agreements to repurchase	177,875	103	0.08%	179,615	454	0.34%
Commercial paper	51,330	21	0.05%	38,064	35	0.12%
PPPLF	—	—	—%	599,368	1,574	0.35%
Other short-term funding	—	—	—%	5,645	11	0.25%
FHLB advances	1,624,320	27,979	2.30%	2,829,680	47,471	2.24%
Long-term funding	461,390	14,323	4.14%	549,088	16,780	4.07%
Total short and long-term funding	2,314,915	42,425	2.45%	4,201,461	66,325	2.11%
Total interest-bearing liabilities	21,808,303	$57,371	0.35%	23,345,586	$126,201	0.72%
Noninterest-bearing demand deposits	7,961,119			6,618,058
Other liabilities	403,925			457,195
Stockholders’ equity	4,104,921			3,907,966
Total liabilities and stockholders’ equity	$34,278,268			$34,328,806
Interest rate spread			2.28%			2.36%
Net free funds			0.10%			0.18%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$551,453	2.38%		$586,992	2.54%
Fully tax-equivalent adjustment		12,362			12,028
Net interest income		$539,092			$574,964

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Table 2 Net Interest Income Analysis

	Three Months Ended
	Sep 30, 2021			Jun 30, 2021			Sep 30, 2020
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$275,414	$9,633	13.88%	$701,440	$10,048	5.75%	$1,019,808	$6,172	2.41%
Commercial and business lending (excl PPP loans)	8,708,659	54,099	2.47%	8,437,624	53,886	2.56%	8,751,083	56,951	2.59%
Commercial real estate lending	6,160,241	44,859	2.89%	6,159,728	44,139	2.87%	6,032,308	44,354	2.93%
Total commercial	15,144,314	108,591	2.85%	15,298,792	108,073	2.83%	15,803,199	107,476	2.71%
Residential mortgage	7,817,737	55,305	2.83%	7,861,139	55,337	2.82%	8,058,283	61,701	3.06%
Retail	921,906	11,120	4.81%	938,682	11,197	4.78%	1,101,589	13,780	4.99%
Total loans	23,883,957	175,016	2.92%	24,098,614	174,607	2.90%	24,963,071	182,957	2.92%
Investment securities
Taxable	3,258,587	8,745	1.07%	3,220,825	8,840	1.10%	3,438,858	13,689	1.59%
Tax-exempt(a)	2,029,126	18,412	3.63%	1,953,696	18,101	3.71%	1,923,445	18,154	3.78%
Other short-term investments	2,215,805	2,281	0.41%	1,766,615	1,826	0.41%	1,788,471	2,238	0.50%
Investments and other	7,503,518	29,439	1.57%	6,941,135	28,767	1.66%	7,150,775	34,081	1.90%
Total earning assets	31,387,475	$204,455	2.59%	31,039,749	$203,375	2.62%	32,113,847	$217,038	2.70%
Other assets, net	3,372,013			3,339,898			3,436,512
Total assets	$34,759,489			$34,379,647			$35,550,359
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,248,493	$377	0.04%	$4,121,553	$357	0.03%	$3,462,942	$382	0.04%
Interest-bearing demand	6,344,504	1,361	0.09%	5,879,173	1,057	0.07%	5,835,597	1,085	0.07%
Money market	7,011,075	1,019	0.06%	6,981,482	1,023	0.06%	6,464,784	1,444	0.09%
Network transaction deposits	893,991	290	0.13%	908,869	264	0.12%	1,528,199	609	0.16%
Time deposits	1,434,588	1,379	0.38%	1,509,705	1,909	0.51%	2,135,870	6,513	1.21%
Total interest-bearing deposits	19,932,650	4,427	0.09%	19,400,781	4,609	0.10%	19,427,392	10,033	0.21%
Federal funds purchased and securities sold under agreements to repurchase	238,735	48	0.08%	157,619	30	0.08%	140,321	34	0.10%
Commercial paper	55,864	8	0.05%	55,209	7	0.05%	42,338	5	0.05%
PPPLF	—	—	—%	—	—	—%	1,018,994	899	0.35%
FHLB advances	1,620,790	8,962	2.19%	1,620,397	9,524	2.36%	2,450,344	14,375	2.33%
Long-term funding	288,236	3,163	4.39%	549,222	5,575	4.06%	549,042	5,580	4.06%
Total short and long-term funding	2,203,625	12,180	2.20%	2,382,446	15,136	2.55%	4,201,039	20,892	1.98%
Total interest-bearing liabilities	22,136,276	$16,607	0.30%	21,783,227	$19,745	0.36%	23,628,431	$30,925	0.52%
Noninterest-bearing demand deposits	8,141,723			8,069,851			7,412,186
Other liabilities	401,077			395,950			475,310
Stockholders’ Equity	4,080,413			4,130,618			4,034,432
Total liabilities and stockholders’ equity	$34,759,489			$34,379,647			$35,550,359
Interest rate spread			2.29%			2.26%			2.18%
Net free funds			0.09%			0.11%			0.13%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$187,848	2.38%		$183,629	2.37%		$186,112	2.31%
Fully tax-equivalent adjustment		4,172			4,115			3,963
Net interest income		$183,675			$179,515			$182,150

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $539 million for the first nine months of 2021 compared to $575 million for the first nine months of 2020. Fully tax-equivalent net interest income of $551 million for the first nine months of 2021 was $36 million, or 6%, lower than the first nine months of 2020. The net interest margin for the first nine months of 2021 was 2.38% compared to 2.54% for the first nine months of 2020. The decreases were attributable to a lower interest rate environment and increased liquidity being held in lower yielding interest-bearing deposits in other financial institutions. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities of $21.8 billion for the first nine months of 2021 were down $1.5 billion, or 7%, compared to the first nine months of 2020. On average, FHLB advances decreased $1.2 billion, or 43%, primarily driven by the Corporation's prepayment of $950 million in FHLB advances during the third quarter of 2020. Interest-bearing deposits increased $349 million, or 2%, primarily driven by an increase in low cost deposits partially offset by decreases in higher cost deposits. Average noninterest-bearing demand deposits of $8.0 billion for the first nine months of 2021 were up $1.3 billion, or 20%, versus the first nine months of 2020.
•    The cost of interest-bearing liabilities was 0.35% for the first nine months of 2021, which was a 37 bp drop from the first nine months of 2020, primarily attributable to the federal funds rate decreases which occurred in March 2020.
•The Federal Reserve lowered the federal funds target interest to a range of 0.00% to 0.25% in March 2020, which has remained constant through the end of the third quarter of 2021.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for September 30, 2021 was the Moody's baseline scenario from September 2021 over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	Nine months ended			Three months ended					Changes vs
($ in Thousands, except as noted)	Sep 30, 2021	Sep 30, 2020	YTD % Change	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2021	Sep 30, 2020
Wealth management fees	$67,229	$62,884	7%	$22,110	$22,706	$22,414	$22,073	$21,152	(3)%	5%
Service charges and deposit account fees	47,366	40,989	16%	16,962	15,549	14,855	15,318	14,283	9%	19%
Card-based fees	31,838	28,685	11%	11,113	10,982	9,743	9,848	10,195	1%	9%
Other fee-based revenue	12,769	14,240	(10)%	3,929	4,244	4,596	4,998	4,968	(7)%	(21)%
Total fee-based revenue	159,203	146,798	8%	54,113	53,480	51,608	52,237	50,598	1%	7%
Capital markets, net	20,928	22,067	(5)%	7,114	5,696	8,118	5,898	7,222	25%	(1)%
Mortgage servicing fees, net(a)	(1,230)	324	N/M	323	(155)	(1,397)	(973)	(957)	N/M	N/M
Gains and fair value adjustments on loans held for sale	31,709	45,267	(30)%	8,341	8,623	14,744	14,733	14,536	(3)%	(43)%
Fair value adjustment on portfolio loans transferred to held for sale	—	3,932	(100)%	—	—	—	—	509	N/M	(100)%
Mortgage servicing rights (impairment) recovery	12,231	(18,481)	N/M	1,993	(340)	10,578	776	(1,451)	N/M	N/M
Mortgage banking, net	42,710	31,043	38%	10,657	8,128	23,925	14,537	12,636	31%	(16)%
Bank and corporate owned life insurance	8,551	9,793	(13)%	2,760	3,088	2,702	3,978	3,074	(11)%	(10)%
Insurance commissions and fees	250	45,153	(99)%	88	86	76	92	114	2%	(23)%
Other	8,176	7,321	12%	2,116	2,918	3,141	2,879	2,232	(27)%	(5)%
Subtotal	239,817	262,175	(9)%	76,848	73,397	89,570	79,621	75,877	5%	1%
Asset gains (losses), net	10,024	156,945	(94)%	5,228	(14)	4,809	(1,356)	(339)	N/M	N/M
Investment securities gains(losses), net	(16)	9,222	N/M	—	24	(39)	—	7	(100)%	(100)%
Gain on the sale of branches, net	1,038	—	N/M	—	36	1,002	7,449	—	(100)%	N/M
Total noninterest income	$250,862	$428,342	(41)%	$82,076	$73,443	$95,343	$85,714	$75,545	12%	9%
Mortgage loans originated for sale during period	$1,345,158	$1,319,034	2%	$455,842	$476,670	$412,645	$323,101	$458,361	(4)%	(1)%
Mortgage loan settlements during period	1,348,006	1,620,777	(17)%	463,425	484,446	400,135	338,794	598,509	(4)%	(23)%
Mortgage portfolio loans transferred to held for sale during period	—	269,119	(100)%	—	—	—	—	69,532	N/M	(100)%
Assets under management, at market value(b)				13,148	13,141	12,553	13,314	12,195	—%	8%
N/M = Not Meaningful
(a) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(b) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in Noninterest Income
•Mortgage banking, net increased $12 million from the first nine months of 2020 due to a $12 million recovery of MSRs impairment during 2021 as a result of market rates recovering, compared to impairment of $18 million during the first nine months of 2020 offset by decreased gains on sold loans due to lower mortgage settlements as well as contracting margins on the loans sold.
•Asset gains (losses), net decreased $147 million from the first nine months of 2020, driven by a gain of $163 million from the sale of ABRC during the second quarter of 2020, offset by a gain of $2 million from the sale of Whitnell and higher gains from private equity investments during the first nine months of 2021.
•Insurance commissions and fees decreased $45 million from the first nine months of 2020, driven by the sale of ABRC during the second quarter of 2020 which largely eliminated the source of noninterest income.
•Service charges and deposit account fees increased $6 million from the first nine months of 2020 as a result of service charges that were waived during 2020 in response to the COVID-19 pandemic.

Noninterest Expense
Table 4 Noninterest Expense

	Nine months ended			Three months ended					Change vs
($ in Thousands)	Sep 30, 2021	Sep 30, 2020	YTD % Change	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020	Jun 30, 2021	Sep 30, 2020
Personnel	$318,900	$334,117	(5)%	$107,880	$106,994	$104,026	$98,033	$108,567	1%	(1)%
Technology	60,902	61,639	(1)%	19,927	20,236	20,740	19,574	19,666	(2)%	1%
Occupancy	46,649	48,386	(4)%	15,814	14,679	16,156	15,678	17,854	8%	(11)%
Business development and advertising	15,522	13,007	19%	6,156	4,970	4,395	5,421	3,626	24%	70%
Equipment	16,199	16,150	—%	5,200	5,481	5,518	5,555	5,399	(5)%	(4)%
Legal and professional	17,495	15,809	11%	4,304	6,661	6,530	5,737	5,591	(35)%	(23)%
Loan and foreclosure costs	6,508	8,842	(26)%	1,616	2,671	2,220	3,758	2,118	(39)%	(24)%
FDIC assessment	13,350	14,650	(9)%	5,000	3,600	4,750	5,700	3,900	39%	28%
Other intangible amortization	6,642	7,939	(16)%	2,203	2,203	2,236	2,253	2,253	—%	(2)%
Loss on prepayments of FHLB advances	—	44,650	(100)%	—	—	—	—	44,650	N/M	(100)%
Other	25,547	37,993	(33)%	9,793	6,979	8,775	11,141	13,963	40%	(30)%
Total noninterest expense	$527,713	$603,184	(13)%	$177,892	$174,475	$175,347	$172,850	$227,587	2%	(22)%
Average FTEs(a)	4,006	4,568	(12)%	4,010	3,990	4,020	4,134	4,374	1%	(8)%
N/M = Not Meaningful
(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense decreased $15 million from the first nine months of 2020, primarily due to having fewer employees as a result of the sales of ABRC and Whitnell, corporate restructurings, and branch sales, partially offset by an increase in funding for the management incentive plan.
•Business development and advertising expenses increased $3 million in the first nine months of 2021 as travel and advertising activity has resumed and begun to normalize from the pandemic lows.
•During the third quarter of 2020, the Corporation prepaid $950 million of long-term FHLB advances and incurred a loss of $45 million on the prepayment.
Income Taxes
The Corporation recognized income tax expense of $70 million for the nine months ended September 30, 2021, compared to income tax expense of $3 million for the nine months ended September 30, 2020. The Corporation's effective tax rate was 20.37% for the first nine months of 2021, compared to an effective tax rate of 1.37% for the first nine months of 2020. The increases in the effective tax rate and income tax expense during the first nine months of 2021 were primarily driven by tax planning strategies which occurred during the third quarter of 2020. The Corporation expects a full year effective tax rate of 19% to 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At September 30, 2021, total assets were $34.4 billion, up $1.0 billion, or 3%, from December 31, 2020 and down $259 million, or 1%, from September 30, 2020.
•Interest bearing deposits in other financial institutions were $1.3 billion at September 30, 2021, up $983 million from December 31, 2020 and up $570 million, or 80%, from September 30, 2020, due to excess reserves being held at the Federal Reserve Bank.
•Investment securities AFS, at fair value were $3.9 billion at September 30, 2021, up $808 million, or 26%, from December 31, 2020, and up $635 million, or 19%, from September 30, 2020, driven by the deployment of cash into higher yielding assets. See Note 6 Investment Securities for additional details.
•Loans of $23.6 billion at September 30, 2021 were down $830 million, or 3%, from December 31, 2020 and down $1.4 billion, or 6%, from September 30, 2020. See Note 7 Loans for additional details.
•At September 30, 2021, total deposits of $27.9 billion were up $1.4 billion, or 5%, from December 31, 2020 and were up $1.1 billion, or 4%, from September 30, 2020. Government stimulus programs and changed savings habits have led to customers holding higher deposit balances. See section Deposits and Customer Funding for additional information on deposits.
•Other long-term funding was $249 million at September 30, 2021, down $300 million, or 55%, from both December 31, 2020 and September 30, 2020, primarily driven by the redemption of the Bank's senior notes on July 13, 2021. See Note 9 Short and Long-Term Funding for additional details.
•Preferred equity was $193 million at September 30, 2021, down $160 million, or 45%, from both December 31, 2020 and September 30, 2020, as a result of the redemption of the Corporation's Series C Preferred Stock during the second quarter of 2021 and the redemption of the Corporation's Series D Preferred Stock during the third quarter of 2021.
Loans
Table 5 Period End Loan Composition

	Sep 30, 2021		Jun 30, 2021		Mar 31, 2021		Dec 31, 2020		Sep 30, 2020
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$182,121	1%	$405,482	2%	$836,566	3%	$767,757	3%	$1,022,217	4%
Commercial and industrial	7,927,459	34%	7,909,119	33%	7,664,501	32%	7,701,422	31%	7,933,404	32%
Commercial real estate — owner occupied	879,554	4%	880,755	4%	883,237	4%	900,912	4%	904,997	4%
Commercial and business lending	8,989,133	38%	9,195,355	38%	9,384,303	39%	9,370,091	38%	9,860,618	39%
Commercial real estate — investor	4,296,489	18%	4,300,651	18%	4,260,706	18%	4,342,584	18%	4,320,926	17%
Real estate construction	1,834,871	8%	1,880,897	8%	1,882,299	8%	1,840,417	8%	1,859,609	7%
Commercial real estate lending	6,131,360	26%	6,181,549	26%	6,143,004	25%	6,183,001	25%	6,180,536	25%
Total commercial	15,120,493	64%	15,376,904	64%	15,527,307	64%	15,553,091	64%	16,041,154	64%
Residential mortgage	7,590,895	32%	7,638,372	32%	7,685,218	32%	7,878,324	32%	7,885,523	32%
Home equity	608,566	3%	631,783	3%	651,647	3%	707,255	3%	761,593	3%
Other consumer	294,979	1%	292,660	1%	288,990	1%	301,876	1%	302,603	1%
Auto	6,739	—%	7,817	—%	9,165	—%	11,177	—%	12,879	—%
Total consumer	8,501,180	36%	8,570,632	36%	8,635,020	36%	8,898,632	36%	8,962,599	36%
Total loans	$23,621,673	100%	$23,947,536	100%	$24,162,328	100%	$24,451,724	100%	$25,003,753	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2020 and the first nine months of 2021. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of September 30, 2021 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	After 5 Years	Total	% of Total
PPP	$29,587	$152,534	$—	$182,121	1%
Commercial and industrial	7,329,486	484,329	113,643	7,927,459	34%
Commercial real estate — owner occupied	496,010	233,530	150,013	879,554	4%
Commercial real estate — investor	3,935,037	274,474	86,978	4,296,489	18%
Real estate construction	1,790,893	32,050	11,928	1,834,871	8%
Residential mortgage - Adjustable(b)	459,613	719,223	1,551,978	2,730,814	12%
Residential mortgage - Fixed	31,378	83,511	4,745,193	4,860,082	21%
Home equity	27,490	74,463	506,613	608,566	3%
Other consumer	47,919	51,028	196,031	294,979	1%
Auto	340	6,291	108	6,739	—%
Total loans	$14,147,754	$2,111,433	$7,362,486	$23,621,673	100%
Fixed rate	$5,666,603	$1,192,969	$5,273,871	$12,133,444	51%
Floating or adjustable rate	8,481,151	918,464	2,088,614	11,488,229	49%
Total	$14,147,754	$2,111,433	$7,362,486	$23,621,673	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Based on contractual loan terms for adjustable rate mortgages; does not factor in early prepayments or amortization.
At September 30, 2021, $17.2 billion, or 73%, of the loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2021, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loans.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Business Lending Industry Group Exposures

September 30, 2021	% of Total Loans	% of Total Commercial and Business Lending
Utilities	7%	19%
Finance and Insurance	7%	18%
Manufacturing and Wholesale Trade	7%	18%
Real Estate	6%	15%
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

September 30, 2021	% of Total Loans	% of Total Commercial Real Estate - Investor
Multi-Family	6%	32%
Office	4%	23%
Industrial	3%	18%
Retail	3%	17%
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
Table 9 Largest Real Estate Construction Property Type Exposures

September 30, 2021	% of Total Loans	% of Total Real Estate Construction
Multi-Family	3%	32%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2021. The majority of the on balance sheet residential mortgage portfolio consists of LIBOR or constant maturity treasury based, hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
In 2014, the Financial Stability Oversight Council and Financial Stability Board raised concerns about the reliability and robustness of LIBOR and called for the development of alternative interest rate benchmarks. The ARRC, through authority from the Federal Reserve, have selected the SOFR as the alternative rate and developed a paced transition plan which addresses the risk that LIBOR may not exist beyond the end of 2021. There are still many components of this plan which have not been fully decided or implemented in the industry. As a result, the Corporation is reaching out to certain borrowers offering an opportunity to refinance or modify their loans to avoid any uncertainty around the LIBOR transition. Performing borrowers can modify or refinance to a fixed interest rate or an adjustable rate mortgage tied to the one-year treasury adjusted to a constant maturity of one-year with an appropriate margin. This provides the Bank and borrower with greater certainty around the loan structure. The Bank has not booked a LIBOR adjustable rate mortgage since the first quarter of 2020.

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
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $107 million and $118 million of student loans at September 30, 2021 and December 31, 2020, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic and the passage of the CARES Act, and subsequent executive orders, the federal student loan relief was extended through January 31, 2022. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
SBA Loans under the PPP:
The Corporation began submitting PPP forgiveness applications on behalf of our customers on September 14, 2020. On December 27, 2020, the Economic Aid Act was signed into law, which included another round of PPP funding. The Corporation began originating the new round of PPP loans in January 2021 until the statutory end of the program in May 2021.
The following table summarizes the balance segmentation of the PPP loans and associated deferred fees as of September 30, 2021:
Table 10 Paycheck Protection Program Loan Segmentation

	Round 1 & 2			Round 3			Total
	Originated Loans	Originated Balance	Outstanding Balance	Originated Loans	Originated Balance	Outstanding Balance	Outstanding Balance
($ in Thousands)
>=$2,000,000	99	$335,534	$23,667	11	$22,000	$20,000	$43,667
< $2,000,000 And > $350,000	485	386,245	2,454	158	118,491	62,153	64,607
<=$350,000	7,495	344,032	4,059	5,332	188,514	69,787	73,846
Total	8,079	$1,065,811	$30,180	5,501	$329,004	$151,940	$182,121
Deferred fees			$196			$6,360	$6,556

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 11 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and other NPAs:
Table 11 Nonperforming Assets

($ in Thousands)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Nonperforming assets
Commercial and industrial	$8,497	$18,380	$33,192	$61,859	$105,899
Commercial real estate — owner occupied	7	7	7	1,058	2,043
Commercial and business lending	8,504	18,387	33,200	62,917	107,941
Commercial real estate — investor	61,504	63,003	58,485	78,220	50,458
Real estate construction	247	247	327	353	392
Commercial real estate lending	61,751	63,250	58,813	78,573	50,850
Total commercial	70,256	81,637	92,012	141,490	158,792
Residential mortgage	56,678	56,795	61,256	59,337	62,331
Home equity	7,838	8,517	9,792	9,888	10,277
Other consumer	222	131	195	91	158
Auto	67	56	36	49	33
Total consumer	64,806	65,498	71,280	69,364	72,798
Total nonaccrual loans	135,062	147,135	163,292	210,854	231,590
Commercial real estate owned	1,005	1,318	2,092	2,185	2,113
Residential real estate owned	2,126	2,438	1,501	1,194	1,535
Bank properties real estate owned	30,724	20,244	20,995	10,889	15,335
OREO	33,855	24,000	24,588	14,269	18,983
Other nonperforming assets	—	—	—	—	909
Total nonperforming assets	$168,917	$171,135	$187,880	$225,123	$251,481
Accruing loans past due 90 days or more
Commercial	$98	$203	$190	$175	$763
Consumer	932	1,099	1,485	1,423	1,091
Total accruing loans past due 90 days or more	$1,029	$1,302	$1,675	$1,598	$1,854
Restructured loans (accruing)(a)
Commercial	$25,582	$26,353	$27,356	$41,119	$18,407
Consumer	18,917	15,582	13,464	10,973	8,485
Total restructured loans (accruing)	$44,499	$41,935	$40,820	$52,092	$26,891
Nonaccrual restructured loans (included in nonaccrual loans)	$15,226	$17,237	$17,624	$20,190	$23,844
Ratios
Nonaccrual loans to total loans	0.57%	0.61%	0.68%	0.86%	0.93%
NPAs to total loans plus OREO	0.71%	0.71%	0.78%	0.92%	1.01%
NPAs to total assets	0.49%	0.50%	0.54%	0.67%	0.72%
Allowance for credit losses on loans to nonaccrual loans	246.02%	247.45%	247.23%	204.63%	190.85%
(a) Does not include any restructured loans related to COVID-19 in accordance with Section 4013 of the CARES Act.

Table 11 Nonperforming Assets (continued)

($ in Thousands)	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Accruing loans 30-89 days past due
PPP	$568	$—	$—	$—	$—
Commercial and industrial	1,229	258	526	6,119	298
Commercial real estate — owner occupied	30	47	—	373	870
Commercial and business lending	1,827	306	526	6,492	1,167
Commercial real estate — investor	17,021	391	5,999	12,793	409
Real estate construction	—	117	977	991	111
Commercial real estate lending	17,021	509	6,976	13,784	520
Total commercial	18,848	814	7,502	20,276	1,687
Residential mortgage	7,095	5,015	3,973	10,385	6,185
Home equity	2,931	2,472	2,352	4,802	5,609
Other consumer	1,272	1,036	1,246	1,543	1,322
Auto	10	38	24	57	29
Total consumer	11,308	8,562	7,594	16,786	13,144
Total accruing loans 30-89 days past due	$30,156	$9,376	$15,097	$37,062	$14,831
Potential problem loans
PPP(a)	$4,160	$8,695	$22,398	$18,002	$19,161
Commercial and industrial	124,990	77,064	122,143	121,487	144,159
Commercial real estate — owner occupied	21,241	17,828	15,965	26,179	22,808
Commercial and business lending	150,391	103,587	160,506	165,668	186,129
Commercial real estate — investor	78,962	71,613	85,752	91,396	100,459
Real estate construction	19,187	16,465	13,977	19,046	2,178
Commercial real estate lending	98,150	88,078	99,728	110,442	102,637
Total commercial	248,541	191,665	260,234	276,111	288,766
Residential mortgage	2,374	3,024	2,524	3,749	2,396
Home equity	171	1,558	1,729	2,068	1,632
Total consumer	2,546	4,583	4,254	5,817	4,028
Total potential problem loans	$251,087	$196,248	$264,488	$281,928	$292,794
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for September 2021 in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting policy, see section Critical Accounting Policies for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 11 provides additional information regarding NPAs, and Table 12 and Table 13 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at September 30, 2021 and December 31, 2020 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 12 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in Thousands)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 30, 2020	Sep 30, 2020
Allowance for Loan Losses
Balance at beginning of period	$383,702	$201,371	$318,811	$352,938	$383,702	$384,711	$363,803
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	112,457	N/A	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	383,702	313,828	318,811	352,938	383,702	384,711	363,803
Provision for loan losses	(75,500)	137,957	(20,000)	(29,500)	(26,000)	26,500	50,500
Provision for loan losses recorded at acquisition	N/A	2,543	N/A	N/A	N/A	N/A	N/A
Gross up of allowance for PCD loans at acquisition	N/A	3,504	N/A	N/A	N/A	N/A	N/A
Charge offs	(31,784)	(81,738)	(10,929)	(7,681)	(13,174)	(30,315)	(34,079)
Recoveries	14,579	8,617	3,115	3,054	8,410	2,805	4,488
Net (charge offs) recoveries	(17,205)	(73,121)	(7,814)	(4,628)	(4,764)	(27,510)	(29,592)
Balance at end of period	$290,997	$384,711	$290,997	$318,811	$352,938	$383,702	$384,711
Allowance for Unfunded Commitments
Balance at beginning of period	$47,776	$21,907	$45,276	$50,776	$47,776	$57,276	$64,776
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	18,690	N/A	N/A	N/A	N/A	N/A
Balance at beginning of period, adjusted	47,776	40,597	45,276	50,776	47,776	57,276	64,776
Provision for unfunded commitments	(6,500)	16,500	(4,000)	(5,500)	3,000	(9,500)	(7,500)
Amount recorded at acquisition	—	179	—	—	—	—	—
Balance at end of period	$41,276	$57,276	$41,276	$45,276	$50,776	$47,776	$57,276
Allowance for credit losses on loans	$332,273	$441,988	$332,273	$364,087	$403,714	$431,478	$441,988
Provision for credit losses on loans	(82,000)	157,000	(24,000)	(35,000)	(23,000)	17,000	43,000
Net loan (charge offs) recoveries
Commercial and industrial	$(6,358)	$(64,802)	$(9,057)	$1,333	$1,367	$(8,514)	$(24,834)
Commercial real estate — owner occupied	115	(415)	106	5	4	143	(416)
Commercial and business lending	(6,242)	(65,216)	(8,951)	1,338	1,370	(8,371)	(25,249)
Commercial real estate — investor	(11,293)	(3,581)	181	(5,589)	(5,886)	(18,696)	(3,609)
Real estate construction	69	(12)	18	23	29	43	(21)
Commercial real estate lending	(11,224)	(3,593)	199	(5,566)	(5,857)	(18,653)	(3,630)
Total commercial	(17,467)	(68,810)	(8,752)	(4,228)	(4,487)	(27,024)	(28,879)
Residential mortgage	(32)	(1,206)	300	(223)	(109)	(162)	(79)
Home equity	1,640	(76)	959	337	344	335	156
Other consumer	(1,366)	(3,039)	(329)	(517)	(521)	(668)	(797)
Auto	20	10	8	3	9	9	8
Total consumer	262	(4,311)	938	(400)	(277)	(486)	(712)
Total net (charge offs) recoveries	$(17,205)	$(73,121)	$(7,814)	$(4,628)	$(4,764)	$(27,510)	$(29,592)
Ratios
Allowance for credit losses on loans to total loans			1.41%	1.52%	1.67%	1.76%	1.77%
Allowance for credit losses on loans to net charge offs (annualized)	14.4x	4.5x	10.7x	19.6x	20.9x	3.9x	3.8x
Loan Evaluation Method for ACLL
Individually evaluated for impairment			$19,913	$29,352	$43,262	$79,831	$88,030
Collectively evaluated for impairment			312,359	334,734	360,452	351,646	353,957
Total ACLL			$332,273	$364,087	$403,714	$431,478	$441,988
Loan Balance
Individually evaluated for impairment			$131,484	$141,817	$180,006	$259,497	$256,536
Collectively evaluated for impairment			23,490,189	23,805,719	23,982,321	24,192,227	24,747,216
Total loan balance			$23,621,673	$23,947,536	$24,162,328	$24,451,724	$25,003,753

Table 13 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 30, 2020	Sep 30, 2020
Net loan (charge offs) recoveries
Commercial and industrial	(11)	(110)	(46)	7	7	(45)	(126)
Commercial real estate — owner occupied	2	(6)	5	—	—	6	(18)
Commercial and business lending	(9)	(93)	(40)	6	6	(35)	(103)
Commercial real estate — investor	(35)	(12)	2	(52)	(55)	(173)	(34)
Real estate construction	—	—	—	1	1	1	—
Commercial real estate lending	(24)	(8)	1	(36)	(38)	(121)	(24)
Total commercial	(15)	(61)	(23)	(11)	(12)	(69)	(73)
Residential mortgage	—	(2)	2	(1)	(1)	(1)	—
Home equity	34	(1)	61	21	21	18	8
Other consumer	(62)	(126)	(44)	(72)	(72)	(88)	(103)
Auto	31	9	43	15	37	29	22
Total consumer	—	(6)	4	(2)	(1)	(2)	(3)
Total net (charge offs) recoveries	(10)	(40)	(13)	(8)	(8)	(44)	(47)
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Potential problem loans decreased $31 million, or 11%, from December 31, 2020, and decreased $42 million, or 14%, from September 30, 2020. The decrease from December 31, 2020 was primarily driven by PPP loans, as they have been forgiven, along with a decrease in CRE-investor lending. The decrease from September 30, 2020 was primarily driven by decreases in CRE-investor, commercial and industrial lending, and PPP loans. These decreases were partially offset by an increase in real estate construction. See Table 11 for additional information regarding potential problem loans.
•Total nonaccrual loans decreased $76 million, or 36%, from December 31, 2020, and decreased $97 million, or 42%, from September 30, 2020. The decrease from December 31, 2020 was primarily due to decreases in commercial and industrial lending along with CRE-investor lending. The decrease from September 30, 2020 was primarily driven by a decrease in commercial and industrial lending. As economic conditions trended downward in 2020, due to the COVID-19 pandemic, nonaccrual loans increased. As economic conditions have been improving throughout 2021, nonaccrual loans have decreased. See Note 7 Loans of the notes to consolidated financial statements and Table 11 for additional disclosures on the changes in asset quality.
•YTD net charge offs decreased $56 million, or 76%, from September 30, 2020, primarily driven by decreased charge off amounts in commercial and industrial loans, partially offset by higher charge off amounts in CRE-investor lending due to COVID-19 related impacts in that industry. See Table 12 and Table 13 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at September 30, 2021.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 14 Period End Deposit and Customer Funding Composition

	Sep 30, 2021		Jun 30, 2021		Mar 31, 2021		Dec 31, 2020		Sep 30, 2020
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$8,170,105	29%	$7,999,143	29%	$8,496,194	31%	$7,661,728	29%	$7,489,048	28%
Savings	4,278,453	15%	4,182,651	15%	4,032,830	15%	3,650,085	14%	3,529,423	13%
Interest-bearing demand	6,407,844	23%	5,969,285	22%	5,748,353	21%	6,090,869	23%	5,979,449	22%
Money market	7,583,978	27%	7,640,825	28%	7,838,437	28%	7,322,769	28%	7,687,775	29%
Time deposits	1,410,886	5%	1,472,395	5%	1,561,352	6%	1,757,030	7%	2,026,852	8%
Total deposits	$27,851,266	100%	$27,264,299	100%	$27,677,166	100%	$26,482,481	100%	$26,712,547	100%
Customer funding(a)	322,081		226,160		182,228		245,247		198,741
Total deposits and customer funding	$28,173,348		$27,490,459		$27,859,394		$26,727,727		$26,911,289
Network transaction deposits(b)	$929,174		$871,603		$1,054,634		$1,197,093		$1,390,778
Net deposits and customer funding (total deposits and customer funding, excluding network transaction deposits)	$27,244,174		$26,618,856		$26,804,761		$25,530,634		$25,520,511
Time deposits of more than $250,000	$223,075		$232,035		$246,037		$341,068		$463,739
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.
•Total deposits, which are the Corporation's largest source of funds, increased $1.4 billion, or 5%, from December 31, 2020, and increased $1.1 billion, or 4%, from September 30, 2020, as government stimulus related inflows and customer savings habits have changed in response to the pandemic.
•Time deposits decreased $346 million, or 20%, from December 31, 2020, and decreased $616 million, or 30%, from September 30, 2020, due to higher priced time deposits rolling off as they mature.
•Included in the above amounts were $929 million of network deposits, primarily sourced from other financial institutions and intermediaries. These represented 3% of the Corporation's total deposits at September 30, 2021. Network deposits decreased $268 million, or 22%, from December 31, 2020, and decreased $462 million, or 33%, from September 30, 2020.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2021, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations under a stressed scenario.
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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of September 30, 2021, the Bank had $5.1 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2021, the Bank had $731 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $55 million was outstanding as of September 30, 2021.
•Dividends and service fees from subsidiaries, as well as the proceeds from issuance of capital are also funding sources for the Parent Company.
•Acquisition related equity issuances by the Parent Company; the Corporation has filed a shelf registration statement with the SEC under which the Parent Company may, from time to time, offer shares of the Corporation’s common stock in connection with acquisitions of businesses, assets, or securities of other companies.
•Other issuances by the Parent Company; the Corporation maintains on file with the SEC a universal shelf registration statement, under which the Parent Company may offer the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.
•Bank issuances; the Bank may also issue institutional CDs, network transaction deposits, and brokered CDs.
•Global Bank Note Program issuances; the Bank has implemented a program pursuant to which it may from time to time offer up to $2.0 billion aggregate principal amount of its unsecured senior and subordinated notes.
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at September 30, 2021 are displayed below:
Table 15 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable
For the nine months ended September 30, 2021, net cash provided by operating activities and financing activities was $364 million and $768 million, respectively, while net cash used in investing activities was $162 million for a net increase in cash and cash equivalents of $970 million since year-end 2020. At September 30, 2021, assets of $34.4 billion increased $1.0 billion, or 3%, from year-end 2020, primarily driven by a $983 million increase in interest-bearing deposits in other financial institutions and an increase of $808 million, or 26%, in investment securities AFS, at fair value, partially offset by a $830 million, or 3%, decrease in loans. On the funding side, deposits of $27.9 billion increased $1.4 billion, or 5%, from year-end related to deposit inflows from government stimulus programs and changing customer savings habits.
For the nine months ended September 30, 2020, net cash provided by operating and financing activities was $423 million and $1.7 billion, respectively, while net cash used in investing activities was $1.6 billion, for a net increase in cash and cash equivalents of $525 million from year-end 2019. At September 30, 2020, assets of $34.7 billion increased $2.3 billion, or 7%, from year-end 2019, primarily due to a $2.2 billion, or 10%, increase in loans, driven by the Corporation adding $1.0 billion in PPP loans and customers drawing on their lines to enhance their liquidity in response to the uncertainty surrounding the COVID-19 pandemic. Additionally, on February 14, 2020, the Corporation added $370 million in loans from the First Staunton acquisition. On the funding side, deposits of $26.7 billion increased $2.9 billion, or 12%, from year-end 2019 as advances on customer's loans were deposited into their deposit accounts, increasing their liquidity. Additionally, on February 14, 2020, the Corporation assumed $439 million of deposits from the First Staunton acquisition.

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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first nine months of 2021.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at September 30, 2021.
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
Table 16 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Sep 30, 2021		Dec 31, 2020
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	5.8%	5.5%	6.2%	6.3%
200 bp increase in interest rates	12.1%	11.0%	12.8%	12.7%
At September 30, 2021, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates.
Table 17 Market Value of Equity Sensitivity

	Sep 30, 2021	Dec 31, 2020
Instantaneous Rate Change
100 bp increase in interest rates	(1.2)%	1.9%
200 bp increase in interest rates	(2.6)%	2.8%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at September 30, 2021, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 18 Contractual Obligations and Other Commitments

($ in Thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$1,078,578	$282,826	$49,477	$5	$1,410,886
Short-term funding	322,496	—	—	—	322,496
FHLB advances	11,899	2,920	1,001,806	604,254	1,620,880
Other long-term funding	72	—	249,088	—	249,160
Operating leases	7,611	10,739	7,107	7,609	33,066
Commitments to extend credit	5,574,678	3,620,518	1,600,138	212,827	11,008,161
Total	$6,995,335	$3,917,003	$2,907,616	$824,695	$14,644,649
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related commitments and derivative instruments. A discussion of the Corporation’s derivative instruments at September 30, 2021 is included in Note 10 Derivative and Hedging Activities of the notes to consolidated financial statements. A discussion of the Corporation’s lending-related commitments is included in Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings and Regulatory Matters of the notes to consolidated financial statements. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on the Corporation’s short-term funding, FHLB advances, and long-term funding. See also Note 18 Leases of the notes to consolidated financial statements for additional information on the Corporation's operating leases.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At September 30, 2021, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

Table 19 Capital Ratios

	YTD		Quarter Ended
($ in Thousands)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Risk-based Capital(a)
CET1			$2,779,943	$2,790,392	$2,759,473	$2,706,010	$2,671,739
Tier 1 capital			2,972,622	3,080,015	3,112,239	3,058,809	3,024,710
Total capital			3,550,556	3,655,411	3,682,720	3,632,807	3,601,705
Total risk-weighted assets			26,303,703	26,072,881	25,640,395	25,903,415	26,141,710
Modified CECL transitional amount			92,822	100,776	110,683	117,624	120,251
CET1 capital ratio			10.57%	10.70%	10.76%	10.45%	10.22%
Tier 1 capital ratio			11.30%	11.81%	12.14%	11.81%	11.57%
Total capital ratio			13.50%	14.02%	14.36%	14.02%	13.78%
Tier 1 leverage ratio			8.81%	9.23%	9.53%	9.37%	9.02%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets			11.60%	12.03%	11.94%	12.24%	11.66%
Dividend payout ratio(b)	32.94%	36.73%	35.71%	32.14%	31.03%	45.00%	69.23%
Return on average assets	1.07%	0.93%	1.01%	1.06%	1.14%	0.78%	0.51%
Annualized noninterest expense / average assets	2.06%	2.35%	2.03%	2.04%	2.11%	2.02%	2.55%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2021.
During the second quarter of 2021, the Corporation redeemed all outstanding Series C Preferred Stock, for $65 million.
During the third quarter of 2021, the Corporation redeemed all outstanding Series D Preferred Stock, for $99 million.

Non-GAAP Measures
Table 20 Non-GAAP Measures

	YTD		Quarter Ended
($ in Thousands)	Sep 30, 2021	Sep 30, 2020	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2020	Sep 30, 2020
Selected equity and performance ratios(a)(b)
Tangible common equity / tangible assets			7.92%	8.04%	7.80%	7.94%	7.50%
Return on average equity	8.93%	8.20%	8.63%	8.84%	9.32%	6.58%	4.46%
Return on average tangible common equity	13.30%	12.79%	12.72%	13.19%	14.03%	9.75%	6.36%
Return on average CET1	12.62%	11.97%	12.11%	12.51%	13.25%	9.16%	5.98%
Return on average tangible assets	1.11%	0.97%	1.05%	1.10%	1.18%	0.81%	0.52%
Average stockholders' equity / average assets	11.98%	11.38%	11.74%	12.01%	12.18%	11.90%	11.35%
Tangible common equity reconciliation(a)
Common equity			$3,801,766	$3,819,852	$3,774,268	$3,737,421	$3,691,796
Goodwill and other intangible assets, net			(1,165,288)	(1,167,491)	(1,169,694)	(1,177,554)	(1,178,409)
Tangible common equity			$2,636,478	$2,652,361	$2,604,575	$2,559,867	$2,513,387
Tangible Assets Reconciliation(a)
Total assets			$34,439,666	$34,152,625	$34,575,255	$33,419,783	$34,698,746
Goodwill and other intangible assets, net			(1,165,288)	(1,167,491)	(1,169,694)	(1,177,554)	(1,178,409)
Tangible assets			$33,274,378	$32,985,134	$33,405,561	$32,242,230	$33,520,337
Average tangible common equity and average CET1 reconciliation(a)(b)
Common equity	$3,782,141	$3,610,864	$3,807,083	$3,788,237	$3,750,479	$3,699,957	$3,680,687
Goodwill and other intangible assets, net	(1,169,964)	(1,244,147)	(1,166,589)	(1,168,774)	(1,174,617)	(1,178,165)	(1,179,796)
Tangible common equity	2,612,177	2,366,717	2,640,494	2,619,464	2,575,862	2,521,792	2,500,891
Modified CECL transitional amount	106,277	112,441	97,420	105,961	115,649	122,828	120,228
Accumulated other comprehensive loss (income)	(4,589)	4,762	(5,320)	(3,111)	(5,337)	(3,668)	(3,682)
Deferred tax assets (liabilities), net	40,135	44,516	39,893	39,915	40,608	41,578	42,183
Average CET1	$2,754,000	$2,528,436	$2,772,487	$2,762,229	$2,726,782	$2,682,530	$2,659,620
Average tangible assets reconciliation(a)
Total assets	$34,278,268	$34,328,806	$34,759,489	$34,379,647	$33,684,143	$34,075,792	$35,550,359
Goodwill and other intangible assets, net	(1,169,964)	(1,244,147)	(1,166,589)	(1,168,774)	(1,174,617)	(1,178,165)	(1,179,796)
Tangible assets	$33,108,304	$33,084,660	$33,592,900	$33,210,873	$32,509,526	$32,897,626	$34,370,563
Efficiency ratio reconciliation(c)
Federal Reserve efficiency ratio	65.98%	62.34%	65.43%	66.81%	65.74%	59.68%	85.41%
Fully tax-equivalent adjustment	(1.02)%	(0.75)%	(1.01)%	(1.07)%	(0.97)%	(0.84)%	(1.29)%
Other intangible amortization	(0.84)%	(0.80)%	(0.83)%	(0.87)%	(0.82)%	(0.82)%	(0.87)%
Fully tax-equivalent efficiency ratio	64.13%	60.80%	63.61%	64.88%	63.96%	58.02%	83.25%
Provision for unfunded commitments adjustment	0.81%	(1.64)%	1.48%	2.14%	(1.09)%	3.42%	2.87%
Asset gains (losses), net adjustment	0.82%	10.89%	1.29%	—%	1.12%	(0.30)%	(0.11)%
Acquisitions, branch sales, and initiatives	(0.22)%	(7.31)%	(0.91)%	0.01%	0.22%	1.68%	(22.99)%
Adjusted efficiency ratio	65.54%	62.74%	65.46%	67.02%	64.21%	62.83%	63.02%
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
(c) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains / losses, net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains / losses, net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs, and announced initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, asset gains (losses), net, and gain on sale of branches, net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its income and expenses by adjusting for acquisition related costs, provision for unfunded commitments, asset gains (losses), net, branch sales, and announced initiatives.

Sequential Quarter Results
The Corporation reported net income of $89 million for the third quarter of 2021, compared to net income of $91 million for the second quarter of 2021. Net income available to common equity was $85 million for the third quarter of 2021, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2021 was $86 million, or $0.56 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2021 was $188 million, $4 million, or 2%, higher than the second quarter of 2021. The net interest margin in the third quarter of 2021 was up 1 bp to 2.38%. Average earning assets increased $348 million, or 1%, to $31.4 billion in the third quarter of 2021, with investments and other increasing $562 million, or 8%. Average loans decreased $215 million, or 1%. On the funding side, total interest-bearing deposits increased $532 million, or 3%, primarily driven by customers holding proceeds from government stimulus programs in their deposit accounts and changing savings habits in response to the pandemic.(see Table 2).
The provision for credit losses had a release of $24 million for the third quarter of 2021, compared to a release of $35 million for the second quarter of 2021 (see Table 12). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2021 was $82 million, up $9 million, or 12%, from the second quarter of 2021, primarily due to gains on private equity investments of $5 million along with an increase of $3 million in mortgage banking, net, driven by a $2 million recovery of MSRs impairment during the third quarter of 2021 (see Table 3).
Noninterest expense for the third quarter of 2021 was $178 million, up $3 million, or 2%, from the second quarter of 2021 (see Table 4).
For the third quarter of 2021, the Corporation recognized income tax expense of $23 million, compared to income tax expense of $22 million for the second quarter of 2021. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results
The Corporation reported net income of $89 million for the third quarter of 2021, compared to $45 million for the third quarter of 2020. Net income available to common equity was $85 million for the third quarter of 2021, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2020 was $40 million, or $0.26 for both basic and diluted earnings per share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2021 was $188 million, $2 million, or 1%, higher than the third quarter of 2020. The net interest margin between the comparable quarters was up 7 bp, to 2.38% in the third quarter of 2021. The increase in net interest income and net interest margin was due to lower interest bearing liability costs as excess liquidity was deployed to control those costs. Average earning assets decreased $726 million, or 2%, to $31.4 billion in the third quarter of 2021 as average loans decreased $1.1 billion, or 4%, partially offset by an increase of $353 million, or 5%, in investments and other, driven by higher interest-bearing deposits in other financial institutions. On the funding side, average interest-bearing deposits increased $505 million, or 3%, from the third quarter of 2020, due to increases in lower cost deposits, partially offset by a decrease in higher cost deposits. Average noninterest-bearing deposits increased $730 million, or 10%, to $8.1 billion. Average short and long-term funding decreased $2.0 billion, or 48%, driven by decreases in PPPLF, which was paid in full in the fourth quarter of 2020, and the Corporation's prepayment of $950 million in long-term FHLB advances during the third quarter of 2020 (see Table 2).
The provision for credit losses had a release of $24 million for the third quarter of 2021, compared to $43 million of provision expense for the third quarter of 2020, as a result of improving credit quality within the loan portfolio and an improving economic forecast (see Table 12). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2021 was $82 million, up $7 million, or 9%, compared to the third quarter of 2020, primarily due to gains on private equity investments of $5 million during the third quarter of 2021 (see Table 3).
Noninterest expense decreased $50 million, or 22%, to $178 million for the third quarter of 2021, primarily due to the prepayment of $950 million of long-term FHLB advances during the third quarter of 2020 that incurred a loss of $45 million on the prepayment. (see Table 4).
The Corporation recognized income tax expense of $23 million for the third quarter of 2021, compared to an income tax benefit of $58 million for the third quarter of 2020. The increase in income tax expense was primarily due to tax planning strategies which occurred during the third quarter of 2020. See section Income Taxes for a detailed discussion on income taxes.

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
Table 21 Selected Segment Financial Data

	Three Months Ended Sep 30,			Nine Months Ended Sep 30,
($ in Thousands)	2021	2020	% Change	2021	2020	% Change
Corporate and Commercial Specialty
Total revenue(a)	$142,881	$136,376	5%	$424,104	$412,987	3%
Provision for credit losses	14,864	15,572	(5)%	48,803	41,456	18%
Noninterest expense	58,652	52,635	11%	172,781	160,899	7%
Income tax expense (benefit)	12,617	12,497	1%	37,213	39,161	(5)%
Net income	56,747	55,672	2%	165,307	171,472	(4)%
Average earning assets	14,578,127	14,682,074	(1)%	14,582,112	14,128,156	3%
Average loans	14,577,082	14,681,690	(1)%	14,581,288	14,124,838	3%
Average deposits	10,007,194	9,631,000	4%	9,761,845	9,387,212	4%
Average allocated capital (Average CET1)(b)	1,467,902	1,468,341	—%	1,469,694	1,414,696	4%
Return on average allocated capital (ROCET1)(b)	15.34%	15.08%	26 bp	15.04%	16.19%	-115 bp
Community, Consumer, and Business
Total revenue	$119,538	$115,833	3%	$362,548	$404,345	(10)%
Provision for credit losses	4,233	5,758	(26)%	13,897	16,296	(15)%
Noninterest expense	94,762	102,139	(7)%	290,443	335,675	(13)%
Income tax expense (benefit)	4,314	1,667	159%	12,224	10,999	11%
Net income	16,230	6,269	159%	45,985	41,376	11%
Average earning assets	8,642,457	9,414,194	(8)%	8,845,983	9,457,405	(6)%
Average loans	8,642,457	9,414,194	(8)%	8,845,983	9,457,405	(6)%
Average deposits	17,075,676	15,577,322	10%	16,642,694	14,753,893	13%
Average allocated capital (Average CET1)(b)	465,632	507,233	(8)%	480,369	543,377	(12)%
Return on average allocated capital (ROCET1)(b)	13.83%	4.92%	N/M	12.80%	10.17%	N/M
Risk Management and Shared Services
Total revenue(c)	$3,333	$5,487	(39)%	$3,301	$185,973	(98)%
Provision for credit losses	(43,107)	21,679	N/M	(144,717)	99,257	N/M
Noninterest expense	24,478	72,813	(66)%	64,490	106,610	(40)%
Income tax expense (benefit)	6,129	(72,278)	N/M	20,705	(46,817)	N/M
Net income	15,833	(16,727)	N/M	62,824	26,922	133%
Average earning assets	8,166,891	8,017,579	2%	7,495,515	7,282,279	3%
Average loans	664,419	867,187	(23)%	719,246	906,992	(21)%
Average deposits	991,503	1,631,256	(39)%	1,049,968	1,621,079	(35)%
Average allocated capital (Average CET1)(b)	838,953	684,046	23%	803,937	570,364	41%
Return on average allocated capital (ROCET1)(b)	5.52%	(12.76)%	N/M	10.45%	3.22%	N/M
Consolidated Total
Total revenue(a)(c)	$265,752	$257,695	3%	$789,954	$1,003,305	(21)%
Return on average allocated capital (ROCET1)(b)	12.11%	5.98%	N/M	12.62%	11.97%	65 bp
N//M = Not meaningful
(a) For the nine months ended September 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.
(b) The Federal Reserve establishes capital adequacy requirements for the Corporation, including CET1. For segment reporting purposes, the return on CET1 ("ROCET1") reflects return on average allocated CET1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.
(c) For the nine months ended September 30, 2020, the Corporation recognized a $163 million pre-tax gain related to the sale of ABRC.

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
•Revenue increased $11 million from the nine months ended September 30, 2020 and increased $7 million from the three months ended September 30, 2020, driven by higher asset gains.
•Provision for credit losses increased $7 million from the nine months ended September 30, 2020 as a result of the long term annual net charge off rates attributable to the current portfolio.
•Noninterest expense increased $12 million from the nine months ended September 30, 2020 driven by an increase in personnel expense due to an increase in funding of the management incentive plan partially offset by lower salary expense as a result of fewer employees.
•Average loans increased $456 million from the nine months ended September 30, 2020, primarily driven by a $412 million increase in CRE loans.
The Community, Consumer, and Business segment consists of lending, deposit solutions, and historically offered ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Revenue decreased $42 million from the nine months ended September 30, 2020, primarily driven by the sale of ABRC during the second quarter of 2020, which lowered insurance commissions and fees by $45 million. Revenue increased $4 million from the three months ended September 30, 2020, primarily driven by an increase in service charges and deposit account fees. These fees were waived during 2020 in response to the COVID-19 pandemic.
•Noninterest expense decreased $45 million from the nine months ended September 30, 2020, and decreased $7 million from the three months ended September 30, 2020, primarily driven by a decrease in personnel expense, which was largely due to a reduction in FTEs as a result of branch consolidations and the sale of ABRC, along with lower loan and foreclosure costs.
•Average loans decreased $611 million from the nine months ended September 30, 2020, primarily driven by a decrease in residential mortgages as a result of higher refinances, as well as decreases in home equity and other consumer portfolios. Average loans decreased $772 million from the three months ended September 30, 2020 driven by decreases across all loan categories.
•Average deposits increased $1.9 billion from the nine months ended September 30, 2020, and increased $1.5 billion from the three months ended September 30, 2020. The increase was primarily driven by customers holding proceeds from government stimulus programs, and more recently driven by changes in consumer saving habits.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues decreased $183 million from the nine months ended September 30, 2020, primarily driven by the $163 million asset gain on sale of ABRC which occurred during the second quarter of 2020.
•Provision for credit losses decreased $244 million from the nine months ended September 30, 2020, and decreased $65 million from the three months ended September 30, 2020, as a result of improving credit quality within the loan portfolio and an improving economic forecast.
•Noninterest expense decreased $42 million from the nine months ended September 30, 2020 and decreased $48 million from the three months ended September 30, 2020, primarily driven by a loss on the prepayment of FHLB advances incurred during the third quarter of 2020.
•Average loans decreased $188 million from the nine months ended September 30, 2020 and decreased $203 million from the three months ended September 30, 2020 primarily driven by a decrease in commercial and business lending.

•Average deposits decreased $571 million from the nine months ended September 30, 2020, and decreased $640 million from the three months ended September 30, 2020. These decreases were primarily driven by a decrease in network deposits for both time periods.
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
Recent Developments
On October 26, 2021, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.20 per common share, payable on December 15, 2021 to shareholders of record at the close of business on December 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on December 15, 2021 to shareholders of record at the close of business on December 1, 2021. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on December 15, 2021 to shareholders of record at the close of business on December 1, 2021.

In addition, the Board of Directors authorized the repurchase of up to $100 million of Associated's common stock. This repurchase authorization is in addition to the authority remaining under the previous program. See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for more information on the Corporation's share repurchase program.

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
As of September 30, 2021, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2021.
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
In recognition of the risks posed by climate change, the Corporation has taken a variety of actions to manage its carbon footprint and has sought to engage in sustainable lending and investment activities, specifically including supporting renewable energy projects. However, we cannot guarantee the success of these actions, nor can we make any assurances that our regulators, investors in our securities or other third parties, such as environmental advocacy organizations, will find our efforts to support climate-related initiatives to be sufficient. Further, we may be exposed to negative publicity based on the identity and activities of those to whom we lend and with which we otherwise do business and the public’s view of the approach and performance of our customers and business partners with respect to ESG matters. Any such negative publicity could arise from adverse news coverage in traditional media and could also spread through the use of social media platforms. The Corporation’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for securities.
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
The leadership of each of the Office of the Comptroller of the Currency (the "OCC"), the Federal Reserve Board and the U.S. Treasury Department have indicated increased expectations of larger financial institutions to measure, monitor and manage climate related risk as part of their enterprise risk management processes. For instance, the OCC currently is engaged in multiple collaborative initiatives with other governmental authorities to assess the physical and transition risk posed by climate change and the appropriate corresponding expectations for bank risk management. The OCC also has appointed its first ever Climate Change Risk Officer to assist with these initiatives and to support the agency's efforts to enhance its supervision of climate change risk management. Further, the Federal Reserve Board has signaled that it is in the process of developing scenario analysis to model the possible financial risks associated with climate change. When developed, the resilience of large banking organizations, as well as the broader financial system, will be evaluated against these climate change-related scenarios as part of the stress testing process. Although these requirements would not apply to a banking organization of our size, as the Corporation continues to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to stress testing under a variety of adverse scenarios and related capital planning. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Corporation, we would expect to experience increased compliance costs and other compliance-related risks.
Fiscal challenges facing the U.S. government could negatively impact financial markets which, in turn, could have an adverse effect on our financial position or results of operations. Recent federal budget deficit concerns and political conflict over legislation to raise the U.S. government's debt limit have increased the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a similar downgrade by other rating agencies, in response to current political dynamics, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2021, the Corporation repurchased $60 million of common stock, including $60 million of open market purchases and approximately $112,000 of repurchases related to tax withholding on equity compensation, or approximately 2.9 million shares, of common stock. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2021 - July 31, 2021	468,431	$19.77	468,431	—
August 1, 2021 - August 31, 2021	2,455,088	20.70	2,450,585	—
September 1, 2021 - September 30, 2021	1,020	20.70	—	—
Total	2,924,539	$20.55	2,919,016	217,463
(a) During the third quarter of 2021, the Corporation repurchased 5,523 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum number of shares that may yet be purchased under the Board of Directors’ authorization described below.
(b) At September 30, 2021, there remained approximately $5 million authorized to be repurchased in the aggregate. Approximately 217,000 shares of common stock remained available to be repurchased under this Board authorization based on the closing share price on September 30, 2021.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.
Preferred Stock Purchases
During the third quarter of 2021, the Corporation redeemed all outstanding depositary shares of the Corporation's Series D Preferred Stock, but did not repurchase any other shares of preferred stock.
The repurchase of depositary shares is based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (3.1), Certificate relating to the Series D Preferred Stock, effective October 1, 2021.
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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: October 28, 2021	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: October 28, 2021	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: October 28, 2021	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer