Form 10-K
period 2021-12-31
ASSOCIATED BANC-CORP
filed 2022-02-08
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☑        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes  ☐        No  ☑
As of June 30, 2021, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,085,259,987. This excludes $45,406,591 of market value representing the outstanding shares of the registrant owned by all directors and officers who may be deemed affiliates. This includes $53,789,061 of market value representing 1.72% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of January 31, 2022, 149,604,819 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2022 are incorporated by reference in this Form 10-K into Part III.

Auditor Name:    KPMG LLP            Auditor Location:    Chicago, Illinois            Auditor Firm ID:    185

ASSOCIATED BANC-CORP
2021 Form 10-K Table of Contents

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

2020 Plan	2020 Incentive Compensation Plan
ABRC	Associated Benefits and Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ABL	Asset-Based Lending
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ADC	Acquisition, Development, or Construction
AFS	Available for Sale
AFX	American Financial Exchange
ALCO	Asset / Liability Committee
Ameribor	American Interbank Offered Rate
AML	Anti-Money Laundering
APR	Annual Percentage Rate
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
ATR	Ability-to-Repay
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
BHC Act	Bank Holding Company Act of 1956, as amended
bp	basis point(s)
BSA	Bank Secrecy Act
CAMELS	Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CMBS	Commercial Mortgage-Backed Securities
CMOs	Collateralized Mortgage Obligations
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DE&I	Diversity, Equity & Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOL	Department of Labor
DTAs	Deferred Tax Assets
DTCC	Depository Trust & Clearing Corporation
DTI	Debt-to-Income

EAR	Earnings at Risk
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICC	Fixed Income Clearing Corporation
FICO	Financing Corporation, established by the Competitive Equality Banking Act of 1987
FICO Score	Fair Isaac Corporation score, a broad-based risk score to aid in credit decisions
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRBNY	Federal Reserve Bank of New York
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
HVCRE	High Volatility Commercial Real Estate
IDIs	Insured Depository Institutions
LGBTQ+	Lesbian, Gay, Bisexual, Transgender, Queer, and Plus
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MMLF	Money Market Mutual Fund Liquidity Facility
MSAs	Mortgage Servicing Assets
MSLP	Main Street Lending Program
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAICS	North American Industry Classification System
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually

Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased Credit Deteriorated
PPP	Paycheck Protection Program
PPPLF	Paycheck Protection Program Liquidity Facility
QM	Qualified Mortgage
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SARs	Suspicious Activity Reports
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
USI	USI Insurance Services LLC
Whitnell	Whitnell & Co.

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
Risks Related to the COVID-19 Pandemic
•The coronavirus (COVID-19) pandemic has resulted in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business, financial condition or results of operations.
•Regulatory and governmental actions to mitigate the impact of the COVID-19 pandemic on borrowers could result in a material decline in our earnings.
•Our loan portfolios have been significantly affected by the COVID-19 pandemic.
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
•We depend on the accuracy and completeness of information furnished by and on behalf of our customers and counterparties.
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
•The replacement of LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.
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
•From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions. The integration of core systems and processes for such transactions often occur after the closing, which may create elevated risk of cyber incidents.
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
•We are subject to ESG risks that could adversely affect our reputation and the market price of our securities.
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

•Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and may be subject to increased supervisory scrutiny.
•We are subject to examinations and challenges by tax authorities.
•We are subject to claims and litigation pertaining to fiduciary responsibility.
•We are a defendant in a variety of litigation and other actions, which may have a material adverse effect on our financial condition and results of operation.
•The Economic Growth Act did not eliminate many of the aspects of the Dodd-Frank Act that have increased our compliance costs, and remains subject to further rulemaking.
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
General
Associated Banc-Corp is a bank holding company registered pursuant to the BHC Act. Our bank subsidiary, Associated Bank traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Federal Reserve to acquire three banks. At December 31, 2021, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 12 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three state branch footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2021, we are the largest commercial bank holding company headquartered in Wisconsin.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 215 banking branches at December 31, 2021, serving more than 100 communities, primarily within our three state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.
See Note 21 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Human Capital Matters
We are very fortunate to have a diverse, committed team of approximately 4,000 colleagues who are capable, determined and empowered to drive our company forward. None of our colleagues are represented by unions.

Colleague Engagement: By strengthening our workforce and providing opportunities for all colleagues to apply their talent and grow as professionals, we strive to foster pride in working for Associated and to be recognized as the employer of choice among Midwestern financial services firms. Our colleagues and communities have responded to and recognized our efforts:
•85% of our colleagues provided feedback through an annual workplace survey conducted by a third party on key topics related to the overall health and culture of the organization. Colleague engagement has continued to be a focus for the company since our first survey in 2015.
•Associated Bank continues to be recognized as a Top Workplace. In 2021, we earned the Top Workplaces USA Award, Top Workplaces Financial Services 2021, and Top Workplaces for Top Leaders 2021 awards. Regionally, Associated Bank was named a Top Workplaces 2021 award winner in Chicago, Milwaukee, and Madison.
Training and Development: Through internal and external training and development programs, we help our colleagues improve their skills so they can achieve their career goals and transition to more challenging roles. In 2021, 22% of colleagues, through nearly 900 internal promotions or lateral moves, advanced their careers at the Corporation.
Health and Wellness: We focus on the whole person by offering wide-ranging healthcare programs, community volunteering opportunities, retirement plans, support for parents and families, and more. As of December 31, 2021:
•Approximately 62%, or more than 2,500 colleagues, are enrolled in the Corporation’s well-being platform.
•Nearly 3,500 colleagues and spouses participated in the Corporation’s confidential biometric screening.
•More than 1,400 colleagues received well-being reimbursement for the purchase of item(s) such as gym memberships, home fitness equipment and/or fitness tracking devices.
Market-based Pay and Rewards: We regularly review our pay and benefits programs to ensure we are offering a total compensation package, including salary, incentive pay, and benefits that is fair, equitable, and competitive in our marketplace.
Culture: We believe our success begins and ends with people. For this reason, fostering a culture where people feel valued, respected, and comfortable sharing ideas and perspectives is at the core of the Bank. Our culture is anchored in the belief that we are better together, and great ideas can come from anywhere in the Bank. Further, we feel a critical component of our success is our ability to recognize and value diversity and inclusion, both internally and in the communities we serve.
Diversity, Equity and Inclusion: Our DE&I efforts focus on enhancing our workforce, strengthening our markets, and fostering a culture of belonging for our colleagues, customers, and the communities we serve. These efforts are supported by members of the Corporation’s seven Colleague Resource Groups (CRGs) who work to drive greater organizational awareness of and to address the unique needs of young professionals, women, veterans, LGBTQ+, people of color and various cultures, and disability communities.
As of December 31, 2021, as a result of these efforts, our colleague diversity representation is as follows:
•People of color represented 16%, protected veterans represented 2%, and people with disabilities represented 12% of our workforce.
•We continue to advance diversity representation at all levels across our organization. At year end, women or people of color represented 63% of all Assistant Vice President roles; women represented 32% of all Senior Vice President roles.
•In addition, 33% of our Executive Leadership Team and 36% of our Board of Directors are represented by women or people of color.
We continue to develop and implement programs to support DE&I:
•All colleagues participate in annual DE&I training; leaders have the opportunity for specialized training to understand the unique opportunities for hiring, and retaining, underrepresented groups.
•To specifically support the LGBTQ+ community, we have recently added the option to include gender pronouns to email signatures and candidate applications and have reinstituted domestic partner benefits.
•We launched the Black Colleague Resource Group to promote the hiring, retention, advancement, and development of Black and African American talent at Associated Bank while representing and supporting the Black and African American community.
•We created the Associated Bank Honors Program that includes a wide range of veteran-focused initiatives in an effort to reach and recruit military veterans.
In 2021, we supported our diverse customers and communities as follows:
•Provided loan and investments to create affordable housing options, support community services, and promote economic development in our markets.

•Provided financial support to promote affordable housing and small-business development in all of our neighborhoods.
•Donated millions of dollars in charitable grants to local nonprofits that support, enhance, and build our communities.
•Invested in renewable energy sources and continued to improve the environmental impacts of our community branches.
Our DE&I efforts have been recognized by our communities as follows:
•Achieved a score of 100/100 on Human Rights Campaign Corporate Equality Index, thus earning the designation as a "Best Place to Work for LGBTQ+ Equality!"
•Recipient of the 2021 Secretary of Defense Employer Support Freedom Award, in recognition of our exemplary support of its National Guard and Reserve colleagues.
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
Effective September 30, 2020, the Federal Reserve finalized a rule that simplifies and increases transparency of its rules for determining when one company controls another company for purposes of the BHC Act and, on March 31, 2021, the Federal Reserve published interpretive guidance regarding the final rule and related regulatory control matters. The amended control rule thus far has had, and will likely continue to have, a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally chartered trust company subsidiary are regulated, supervised and examined by the OCC. The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiary. As part of this authority, Associated Bank and our trust company subsidiaries are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks according to a set fee schedule. Due to increased operating efficiencies, the OCC reduced the rates in all fee schedules by 3 percent for the 2021 calendar year, thus reducing the assessment fees that Associated Bank paid in 2021. This reduction was in addition to the OCC's final rule passed in 2020, which reduced the assessments paid to the OCC on September 30, 2020 in response to the impact of the COVID-19 pandemic. On December 1, 2021, the OCC published its assessment rates for the 2022 calendar year, maintaining the rates from 2021.
Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. We are subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has the authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as Associated Bank. The Dodd-Frank Act weakened the federal preemption available for national banks and gave broader rights to state attorneys general to enforce certain federal consumer protection laws. The Economic Growth Act, enacted in 2018, repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act raised the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the Federal Reserve to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. In 2019, the OCC adopted a final rule implementing portions of the Economic Growth Act, which, among other things, raised the minimum threshold for national banks to conduct stress tests from $10 billion to $250 billion. As a result of the final rule, the Bank is no longer subject to Dodd-Frank Act stress testing requirements.
The Economic Growth Act also enacted several important changes in some technical compliance areas, for which the banking agencies have now issued certain corresponding guidance documents and implemented regulations, including:
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
Legislative and Regulatory Responses to the COVID-19 Pandemic
The COVID-19 pandemic has continued to cause extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies, requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic.
The bank regulatory agencies ensured that adequate flexibility will be given to financial institutions who work with borrowers affected by the COVID-19 pandemic, and indicated that they would not criticize institutions who do so in a safe and sound manner. Further, the bank regulatory agencies have encouraged financial institutions to report accurate information to credit bureaus regarding relief provided to borrowers and have urged the importance of financial institutions to continue assisting those borrowers impacted by the COVID-19 pandemic. Also, on April 3, 2020, the bank regulatory agencies issued a joint policy statement to facilitate mortgage servicers’ ability to place consumers in short-term payment forbearance programs. This policy statement was followed by an interim final rule, on June 23, 2020, that makes it easier for consumers to transition out of financial hardship caused by the COVID-19 pandemic. The rule makes it clear that servicers do not violate Regulation X (which places restrictions and requirements upon lenders, mortgage brokers, or servicers of home loans related to consumers when they apply for and receive mortgage loans) by offering certain COVID-19-related loss mitigation options based on an evaluation of limited application information collected from the borrower. A final rule issued by the bank regulatory agencies on June 28, 2021 permits servicers to also offer certain COVID-19 related loan modification options based on the evaluation of an incomplete application. Federal and state moratoria on evictions and foreclosures that were implemented during 2020 in response to COVID-19 were extended late into 2021. Although these programs generally have expired, governmental authorities may take additional actions in the future to limit the adverse impact of COVID-19 on borrowers and tenants.
The PPP, originally established under the CARES Act and extended under the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, authorized financial institutions to make federally-guaranteed loans to qualifying small businesses and non-profit organizations. These loans carry an interest rate of 1% per annum and a maturity of 2 years for loans originated prior to June 5, 2020 and 5 years for loans originated on or after June 5, 2020. The PPP provides that such loans may be forgiven if the borrowers meet certain requirements with respect to maintaining employee headcount and payroll and the use of the loan proceeds after the loan is originated. The initial phase of the PPP, after being extended multiple times by Congress, expired on August 8, 2020. However, on January 11, 2021, the SBA reopened the PPP for First Draw PPP loans to small businesses and non-profit organizations that did not receive a loan through the initial PPP phase. Further, on January 13, 2021, the SBA reopened the PPP for Second Draw PPP loans to small businesses and non-profit organizations that did receive a loan through the initial PPP phase. Maximum loan amounts were also increased for accommodation and food service businesses. Although the PPP ended in accordance with its terms on May 31, 2021, outstanding PPP loans continue to go through the process of either obtaining forgiveness from the SBA or pursuing claims under the SBA guaranty.
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
On July 9, 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. There are many steps that must be taken by the agencies before any formal changes to the framework for evaluating bank mergers can be finalized and the prospects for such action are uncertain at this time; however, the adoption of more expansive or prescriptive standards may have an impact on our acquisition activities. See the Risk Factors section for a more extensive discussion of this topic.
Banking Subsidiary Dividends
The Parent Company is a legal entity separate and distinct from the Bank and other nonbanking subsidiaries. A substantial portion of our cash flow comes from dividends paid to us by Associated Bank. The OCC’s prior approval of the payment of dividends by Associated Bank to the Parent Company is required only if the total of all dividends declared by the Bank in any calendar year exceeds the sum of the Bank’s retained net income for that year and its retained net income for the preceding two calendar years, less any required transfers to surplus. Federal law also prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, under the FDICIA, an IDI, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” (as such term is used in the FDICIA).
Holding Company Dividends
In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Under the Dodd-Frank Act and the requirements of the Federal Reserve, the Parent Company, as a bank holding company, is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, consistent with its “source of strength” policy, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
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
In 2013, the Federal Reserve and the OCC issued final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules implemented certain provisions of the Dodd-Frank Act and Basel III. The final rules seek to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. The final rules, among other things:
•revised minimum capital requirements and adjusted prompt corrective action thresholds;
•revised the components of regulatory capital and created a new capital measure called “Common Equity Tier 1,” which must constitute at least 4.5% of risk-weighted assets;
•specified that Tier 1 capital consists only of CET1 and certain “Additional Tier 1 Capital” instruments meeting specified requirements;
•applied most deductions/adjustments to regulatory capital measures to CET1 and not to other components of capital, potentially requiring higher levels of CET1 in order to meet minimum ratio requirements;
•increased the minimum Tier 1 capital ratio requirement from 4% to 6%;
•retained the existing risk-based capital treatment for 1-4 family residential mortgage exposures;
•permitted most banking organizations, including the Parent Company, to retain, through a one-time permanent election, the existing capital treatment for accumulated other comprehensive income;
•implemented a new capital conservation buffer of CET1 capital equal to 2.5% of risk-weighted assets, which is in addition to the 4.5% CET1 capital ratio, which buffer generally is required to make capital distributions and pay executive bonuses;
•increased capital requirements for past due loans, HVCRE exposures, and certain short-term loan commitments;
•required the deduction of MSAs and DTAs that exceed 10% of CET1 capital in each category and 15% of CET1 capital in the aggregate; and
•removed references to credit ratings consistent with the Dodd-Frank Act and established due diligence requirements for securitization exposures.
Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations that are not subject to the capital rule's advanced approaches, such as the Corporation.
For instance, non-advanced approaches institutions are subject to simpler regulatory capital requirements for MSAs, certain DTAs arising from temporary differences, investments in the capital of unconsolidated financial institutions, and requirements for the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties (sometimes referred to as a minority interest) that is includable in regulatory capital.
In addition, certain general requirements of the capital rules have been eliminated in respect of non-advanced approaches institutions, including (i) the capital rule’s 10 percent CET 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Accordingly, banking organizations not subject to the advanced approaches capital rule may deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital.
The Basel Committee on Banking Supervision published the last version of the Basel III accord in 2017, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk. This will facilitate the comparability of banks’ capital ratios, constraining the use of internally modeled approaches, and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the Federal Reserve, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.
We continue to exceed all capital requirements necessary to be deemed "well-capitalized" for all regulatory purposes under the capital rules. For further detail on capital and capital ratios, see discussion under the Liquidity and Capital sections under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and under Part II, Item 8, Financial Statements and Supplementary Data, Note 19 Regulatory Matters of the notes to consolidated financial statements.
Current Expected Credit Loss Treatment
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. However, on August 26, 2020, the federal bank regulatory agencies issued a final rule that allows institutions that adopted the CECL accounting standard in 2020 the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. Taken together, these measures offer institutions a transition period of up to five years. The Corporation elected to utilize the 2020 Capital Transition Relief as permitted under applicable regulations.
Capital Planning and Stress Testing Requirements
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring IDIs to conduct and report to their primary federal bank regulators annual company-run stress tests was raised from $10 billion to $250 billion in total consolidated assets and the requirement was made “periodic” rather than annual. The Economic Growth Act also provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements. The amended regulations also provide the Federal Reserve with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. In addition, Section 214 of the Economic Growth Act and its implementing regulation prohibit the federal banking agencies from requiring the Bank to assign a heightened risk weight to certain HVCRE ADC loans as previously required under the Basel III Capital Rules. Notwithstanding these regulatory amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation no longer publishes stress testing results as a result of the legislative and regulatory amendments.
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
The federal banking agencies are required to take action to restrict the activities of an “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” IDI. Any such bank must submit a capital restoration plan that is guaranteed by the parent holding company. Until such plan is approved, it may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. In certain situations, a federal banking agency may reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized or undercapitalized institution to comply with supervisory actions as if the institution were in the next lower category.
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
At December 31, 2021, the Bank satisfied the capital requirements necessary to be deemed “well capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
Deposit Insurance Premiums
Associated Bank is a member of the FDIC and pays an insurance premium to the FDIC based upon its assessment rates on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.
Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 per depositor, per IDI for each account ownership category.
The Dodd-Frank Act also set the minimum DIF reserve ratio at 1.35% of estimated insured deposits. The FDIC was required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an IDI as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 bp to 45 bp for large institutions. Premiums for Associated Bank are now calculated based upon the average balance of total assets minus average tangible equity as of the close of business for each day during the calendar quarter.
On June 22, 2020, the FDIC issued a final rule that mitigates the deposit insurance assessment effects of participating in the PPP, the PPPLF and MMLF. Pursuant to the final rule, the FDIC generally removes the effect of PPP lending in calculating an institution's deposit insurance assessment. The final rule also provides an offset to an institution's total assessment amount for the increase in its assessment base attributable to participation in the PPP and MMLF. The final rule became effective on April

1, 2020 and treatment of PPP loans as liquid assets under the rule remained in effect until July 30, 2021, which date represented the expiration of the final extension of the PPPLF authorized by the Federal Reserve. Other adjustments remain in effect until further rulemaking.
The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.
On September 30, 2018, the DIF reserve ratio reached 1.36 percent, exceeding the statutorily required minimum reserve ratio of 1.35 percent ahead of the September 30, 2020 deadline required under the Dodd-Frank Act. FDIC regulations provide that, upon reaching the minimum, surcharges on IDIs with total consolidated assets of $10 billion or more will cease. The last quarterly surcharge was reflected in the Bank’s December 2018 assessment invoice, which covered the assessment period from July 1, 2018 through September 30, 2018. The Bank's assessment invoices have not included a quarterly surcharge since that time.
Assessment rates, which declined for all banks when the reserve ratio first surpassed 1.15 percent in the third quarter of 2016, are expected to remain unchanged. Assessment rates are scheduled to decrease when the reserve ratio exceeds 2 percent.
DIF-insured institutions pay a FICO assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments continued until the bonds matured in September 2019. The Corporation’s assessment rate for FDIC was approximately 6 bp for 2021.
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
Brokered Deposits
Section 29 of the Federal Deposit Insurance Act and FDIC regulations thereunder limit the ability of an IDI, such as the Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for FDIC-IDIs that are well rated and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified FDIC-IDIs, like the Bank, are able to except from treatment as "brokered" deposits up to $5 billion or 20 percent of the institution's total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).
On December 15, 2020, the FDIC issued a final rule amending its regulations governing brokered deposits. The rule sought to clarify and modernize the FDIC's regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of "deposit broker"; (2) the identification of a number of business relationships in which the agent of nominee is automatically not deemed to be a "deposit broker" because their primary purpose is not the placement of funds with depository institutions (the "primary purpose exception"; (3) the establishment of a more transparent application process for entities that seek the "primary purpose exception", but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI are not considered a "deposit broker." The final rule took effect on April 1, 2021 and full compliance is required by January 1, 2022.
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
Privacy, Data Protection, and Cybersecurity
We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. Financial institutions, such as the Bank, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information.
Consumers must be notified in the event of a data breach under applicable state laws. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which became effective in January 2020 and was amended in November 2020 by a ballot initiative titled the California Privacy Rights Act, create new individual privacy rights and impose increased obligations on companies handling personal data. In addition, multiple states, Congress and regulators outside the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data. For example, on November 23, 2021, the federal financial regulatory agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer-security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks' service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule will take effect on April 1, 2022 and banks and their service providers must be in compliance with the requirements of the rule by May 1, 2022.
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
Recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue extensive guidance on cybersecurity. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2021, the Corporation did not discover any material cybersecurity incidents.
Bank Secrecy Act / Anti-Money Laundering
The BSA, which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of their BSA compliance program. National banks are also required to file SARs when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. In May 2016, the regulations implementing the BSA were amended, effective May 2018, to explicitly include risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN promulgated customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted), which rules became effective on May 11, 2018.
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
Further, on January 1, 2021, Congress passed the National Defense Authorization Act, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On December 8, 2021, FinCEN issued proposing regulations that would implement the amendments with respect to beneficial ownership.
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
Volcker Rule
The Dodd-Frank Act prohibits IDIs and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). On December 10, 2013, five U.S. financial regulators, including the Federal Reserve and the OCC, adopted regulations implementing the Volcker Rule. Those regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The regulations also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Historically, this meant that the largest banking entities (i.e., those with $50 billion or more in assets) had higher reporting requirements, but in November 2019, five federal banking agencies issued a final rule revising certain aspects of the Volcker Rule. The final rule simplifies and streamlines compliance requirements for firms that do not have significant trading activities and enhances requirements for firms that do. Under the rule, compliance requirements are based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities) have heightened compliance obligations.
The rule became effective on January 1, 2020, and banking entities were required to comply as of January 1, 2021. Although we benefit from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold, we remain subject to the modified rules and requirements related to covered funds. On June 25, 2020, the five U.S. financial regulators with responsibility for implementing the Volcker Rule issued a final rule that modifies the Volcker Rule's prohibition on banking entities' investing in or sponsoring "covered funds." The final rule (1) streamlines the covered funds portion of the rule; (2) addresses the extraterritorial treatment of certain foreign funds; and (3) permits banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address.
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
The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. The agencies have not yet finalized these rules; however, on October 14, 2021, the SEC signaled a renewed interest in this rulemaking initiative by re-opening the comment period on a proposed rule issued originally in 2015 regarding "clawbacks" of incentive-based executive compensation.
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
Under TILA as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3% of the total loan amount. Further, on December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict 43 percent DTI threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the APR does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of "seasoned" QMs for loans that meet certain performance requirements. That rule allows a non-QM loan or a "rebuttable presumption" QM loan to receive a safe harbor from ATR liability at the end of a "seasoning" period of at least 36 months as a "seasoned QM" if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the "seasoning period." The mandatory compliance date under the first final rule was July 1, 2021, but subsequently was delayed by the CFPB to October 1, 2022. The second final rule will apply to covered transactions for which institutions receive an application after the compliance date for the first final rule. The Corporation is predominantly an originator of compliant QMs.
Additionally, the CFPB has the authority to take supervisory and enforcement action against banks and other financial services companies under the agency’s jurisdiction that fail to comply with federal consumer financial laws. As an IDI with total assets of more than $10 billion, the Bank is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act also permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. As a result of these aspects of the Dodd-Frank Act, the Bank operates in a stringent consumer compliance environment. Therefore, the Bank is likely to incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation, which is likely to increase as a result of the consumer protection provisions of the Dodd-Frank Act. The CFPB has been active in bringing enforcement actions against banks and other financial institutions to enforce consumer financial laws. The federal financial regulatory agencies, including the OCC and states attorneys general, also have become increasingly active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
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
Climate-Related Risk Management and Regulation
In recent years the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles, if adopted as proposed, would not apply to the Bank directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations in the coming months. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, in November 2021 a group of lawmakers in the Wisconsin legislature introduced a series of 22 bills addressing, through a mix of funding and legal requirements, enhanced energy efficiency standards, sustainable farming practices, the promotion of clean energy jobs and renewable energy sources. The Minnesota legislature has enacted more targeted legislation addressing clean energy job training and energy efficient public transportation. State-level legislative initiatives such as these may require us to expend capital to conform to any requirements that apply to us.

During 2021, the Corporation established an Environmental Sustainability Risk Policy and Environmental Sustainability Statement focused on environmental risk management; climate change, carbon emissions and natural resources; and environmental and social lending which will serve as the foundation to Associated's Environmental Sustainability Risk Management System (EMS), a system for supporting the Environmental Sustainability Risk Policy and environmental sustainability risk reporting. The EMS is intended to ensure management of environmental and climate risk in a comprehensive, systematic, planned and documented manner, and to ensure all policy practices are integrated into the Corporation's Enterprise Risk Management program and align with business objectives. Reporting metrics are intended to align with the Task Force on Climate-related Financial Disclosures (TCFD) Framework. The Corporation joined the TCFD and Value Reporting Foundation (SASB) in 2021. Oversight for climate-related risks includes Board-level, senior management and committee oversight.
The Corporation’s Board of Directors is responsible for overseeing the corporate ESG strategies and risks of Associated, including risks and opportunities related to environmental sustainability. In fulfilling its responsibilities, the Board has delegated responsibilities to the following Board-level committees:
•The Corporate Governance and Social Responsibility Committee (CGSRC) has oversight responsibility for the company’s ESG Framework and ESG Disclosures.
•The Enterprise Risk Committee of the Board of Directors (ERC) is the approval authority for enterprise risk-related oversight, such as risk-related policies and the Risk Appetite Statement. With regard to environmental sustainability, this includes Environmental Risk Management; Climate Change, Carbon Emissions and Natural Resources; and Environmental and Social Lending.
The CGSRC has appointed senior management responsibility to the Environmental, Social and Governance Committee (ESGC), an executive level committee chaired by the Corporation’s General Counsel. Additional committee members include the President and Chief Executive Officer; Head of Consumer and Business Banking; Chief Human Resources Officer; Director of Diversity, Equity and Inclusion; Director of Community Accountability; and Director of Enterprise Risk Management and Corporate Risk Strategy.
The ERC has delegated to senior management responsibility for managing and maintaining enterprise risks through approved policies and within the risk appetite. The Corporation senior management carries out this mandate through the Enterprise Risk Management Committee (ERMC). The Chief Risk Officer oversees all aspects of environmental risk. As such, this role provides indirect strategic guidance into the Environmental Sustainability Risk Policy and gives second level approval for all policy components. The Chief Credit Officer oversees lending aspects of environmental risk.
To help identify, implement and effectuate priorities for the Corporation’s environmental initiatives, the Corporation also established an Environmental Sustainability Council. The Council is led by the Head of Consumer and Business Banking and includes representatives from our Community Accountability, Corporate Communications, Corporate Risk, Facilities and Real Estate, Marketing, Operations and Technology, Purchasing, Retail Bank, and Wholesale Bank teams.
Other Banking Regulations
The Bank is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, which among other restrictions placed limitations on the interchange fees charged for debit card transactions, TILA, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, RESPA, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner National Defense Authorization Act. Further, in January 2021, the OCC issued a notice of proposed rulemaking to amend current rules related to national banks' ownership of real property. The proposal would provide a set of general standards, including an occupancy test and excess capacity standards, that the OCC will use to determine whether the acquisition and holding of real estate is necessary for the transaction of an institution's business. The prospects and timing for the adoption of a final rule are uncertain at this time.
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
Risks Related to the COVID-19 Pandemic
The coronavirus (COVID-19) pandemic has resulted in significant deterioration and disruption in national and local economic conditions and record levels of unemployment, which may have a material impact on our business, financial condition or results of operations.
The COVID-19 pandemic has created extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Federal and state governments have taken unprecedented actions to contain the spread of the disease, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. In many locations throughout the United States the spread of COVID-19 decreased substantially throughout the spring and summer of 2021 and, as a result, several of the activity restrictions listed above were lifted in whole or in part in many jurisdictions. However, due in large part to the increased spread of new, more transmissible coronavirus variants, the number of individuals diagnosed with COVID-19 has again increased substantially in recent months. The substantial increase in COVID-19 infections has caused state and local governments to consider, and in some cases implement, various activity restrictions and containment measures that previously had been lifted.
The widespread availability of multiple COVID-19 vaccines and corresponding rates of vaccination generally have been effective in curtailing rates of infection in many parts of the United States and, in turn, mitigating many of the adverse social and economic effects of the pandemic; however, a significant portion of the population remains unvaccinated and the efficacy of the vaccines in preventing infection and serious illness is believed to wane over time and may be diminished in the face of new coronavirus variants. Accordingly, the pandemic, and related efforts to contain it, continue to disrupt global economic activity and functioning of the financial markets, impact interest rates and monetary policy decisions, increase economic and market uncertainty, and disrupt trade and supply chains. There have been trillions of dollars in economic stimulus packages initiated by the Federal Reserve and the federal government, including the $2.2 trillion CARES Act, as expanded by the PPP and Health Care Enhancement Act, and more recently, the Economic Aid Act, in an effort to counteract the significant economic disruption from the COVID-19 pandemic. However, there can be no assurance that these packages will continue to be effective in stimulating and sustaining economic activity, and additional governmental stimulus and related interventions may be needed. Moreover, as economic conditions relating to the pandemic have improved over time, the Federal Reserve has shifted its focus to limiting the inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even if the pandemic subsides.
To help address the impact of the COVID-19 pandemic on the economy and financial markets, the FOMC reduced the benchmark federal funds rate to a target range of 0% to 0.25%, the lowest since the 2008 economic crisis, and the yields on 10- and 30-year Treasury notes have declined to historic lows. Throughout 2021, the FOMC elected to continue to follow this approach as pandemic-related risks to the economy are likely to persist for the foreseeable future. The reduction in interest rates, especially if prolonged, could adversely affect our net interest income, net interest spread and net interest margin. Further, the overall impact of the COVID-19 pandemic on the financial markets could result in a significant decline in the market value of the Corporation's common stock, which may cause us to perform a goodwill impairment test in between annual tests. If that impairment test indicates that the fair value of any of our reporting units is less than its carrying amount, we may be required to record a goodwill impairment charge, which could adversely affect our results of operations.
The effects of the COVID-19 pandemic continue to vary significantly by region, and the full extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are still being determined. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our remote working arrangements, third party providers’ ability to support our operations, and any further action taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
Regulatory and governmental actions to mitigate the impact of the COVID-19 pandemic on borrowers could result in a material decline in our earnings.
In addition to the COVID-19 pandemic’s continued and ultimately cumulative impact on global economic activity, there have been a number of regulatory governmental actions that also impact our operations and financial condition. Due to the unforeseen nature of the pandemic, any future developments and resulting regulatory action is highly uncertain and cannot be predicted. However, to date, there have been a number of bank regulatory actions and legislative changes intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including temporary bans on evictions and foreclosures and mandates requiring financial institutions to work constructively with borrowers affected by the COVID-19 pandemic and mandatory loan forbearances.
On March 27, 2020, the CARES Act was signed into law. The CARES Act was a $2.2 trillion economic stimulus bill that was intended to provide relief in the wake of the COVID-19 pandemic. Further, on December 27, 2020, The Economic Aid Act was signed into law as part of the Coronavirus Response and Relief Supplemental Appropriations Act of 2021, which, among other things, directed financial regulators to support community development financial institutions and minority depository institutions and directs Congress to re-appropriate $429 billion in unobligated CARES Act funds.
Beginning in the fourth quarter of 2021 and continuing into early 2022, the Omicron variant of the coronavirus has spread substantially and rapidly throughout the United States and globally. As a result, social and economic activity has been disrupted in many parts of the country. In response, members of Congress have begun to evaluate the prospects of approving additional stimulus payments, principally for businesses that have been most impacted by the recent increase in COVID-19 infections; however, the prospects and timing for any additional COVID-19 relief measures are not clear at this time.
During 2020, the governors of many states in which we do business or in which our borrowers and loan collateral are located issued temporary bans on evictions and foreclosures, which have now expired. Similar bans were implemented by FNMA and FHLMC, which have also expired. To the extent similar bans are again implemented, we would again expect to experience declines in borrower loan payments which may have a material impact on our earnings.
Our loan portfolios have been significantly affected by the COVID-19 pandemic.
The economic disruption in response to the COVID-19 pandemic has resulted in a significant increase in delinquencies and loans on non-accrual status across all of our loan portfolios, particularly our commercial loan portfolio as certain industries have been particularly hard-hit by the COVID-19 pandemic, which has adversely affected the ability of many of our borrowers to repay their loans. As of December 31, 2021, our commercial loan portfolio includes $1.4 billion of outstanding loans to borrowers in key industries which may see elevated risk as a result of the current economic dynamics, representing 5.7% of total loans. These key exposures include: $830 million of loans to retailers and shopping centers, $227 million of loans to borrowers in the hotel industry, $98 million to restaurant-related borrowers, and approximately $230 million across various exposures, which have been significantly impacted by the COVID-19 pandemic. The unemployment rate has improved in recent months; however, disruptions in the labor markets caused by or relating to the pandemic and associated fluctuations in rates of employment may have a significant adverse impact on the ability of our residential and multi-family borrowers to repay their loans.
Credit Risks
Changes in economic and political conditions could adversely affect our earnings, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.
Our success depends, to a certain extent, upon local, national and global economic and political conditions, as well as governmental monetary policies. Conditions such as an economic recession, the impact of international trade negotiations on local and national economies, rising unemployment, changes in interest rates, money supply and other factors beyond our control may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. The OCC recently reported that although U.S. economic activity was strong throughout much of 2021, banks remain in strong condition with sound capital and liquidity levels and financial market conditions are favorable, U.S. economic activity is expected to moderate in 2022 due to factors including elevated levels of inflation and corresponding upward pressure on interest rates, high levels of commercial debt and uncertainty in both the commercial and residential real estate markets. As the COVID-19 pandemic continues to disrupt economic activity significantly, financial institutions face increased credit risk, strategic risk, operational risk, and compliance risk. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which could have an adverse impact on our earnings. Consequently, declines in the economy could have a material adverse effect on our financial condition and results of operations.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
There continues to be discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs with countries such as China and those within the European Union. The prior Administration imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. These restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. Although the current Administration has expressed interest in improving relations with key transatlantic partners, including by relaxing certain tariffs imposed by the prior Administration, the trade policies of the current Administration remain somewhat unsettled. Accordingly, it remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.
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
As of December 31, 2021, approximately 64% of our loan portfolio consisted of commercial and industrial, real estate construction, CRE loans, asset-based lending, and PPP loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Further, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
CRE lending may expose us to increased lending risks.
Our policy generally has been to originate CRE loans primarily in the eight states in which the Bank operates. At December 31, 2021, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $7.2 billion, or 30%, of our total loan portfolio. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. CRE prices, according to many U.S. CRE indices, are currently above the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions' total capital. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2021, nonaccrual CRE loans totaled $61 million, or approximately 1% of our total portfolio of CRE loans.
We depend on the accuracy and completeness of information furnished by and on behalf of our customers and counterparties.
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
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In response to the economic conditions resulting from the outbreak of the COVID-19 pandemic, the Federal Reserve's target federal funds rate has been reduced nearly to 0%. Despite recent elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve recently has indicated that it intends to continue this approach until such time that substantial further progress has been made towards achieving the Federal Reserve's maximum employment objectives. Accordingly, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities which, in turn, could reduce our net interest margin, spread and net income.
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
The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio, which includes FHLB and Federal Reserve Bank stocks, as of December 31, 2021, was $6.8 billion and the estimated duration of the aggregate portfolio was approximately 5.4 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s investment securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $331 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $366 million.
Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
The Corporation earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue the Corporation receives from loan originations. At the same time, revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a "natural hedge," the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.
The Corporation typically uses derivatives and other instruments to hedge its mortgage banking interest rate risk. The Corporation generally does not hedge all of its risks and the fact that hedges are used does not mean they will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. The Corporation could incur significant losses from its hedging activities. There may be periods where the Corporation elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk. See Item 8, Financial Statements and Supplementary Data, Note 24 Recent Developments, for details on the accounting policy change from LOCOM to fair value accounting.
The replacement of the LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.
The LIBOR is the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions has led to international reconsideration of LIBOR as a financial benchmark. The FCA, which regulates the process for establishing LIBOR, announced in July 2017 that the sustainability of LIBOR cannot be guaranteed. Accordingly, although the FCA confirmed the extension of overnight and 1-, 3-, 6-, and 12-month LIBOR through June 30, 2023 in order to accord financial institutions greater time with which to manage the transition from LIBOR, the FCA is no longer persuading, or compelling, banks to submit to LIBOR. The federal banking agencies, including the OCC, previously determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks have been encouraged to identify contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts.
The Corporation has multiple alternative reference rates available to customers, and there can be no assurances on which benchmark rate(s) may become the primary replacement to LIBOR for purposes of financial instruments that are currently referencing LIBOR. Following the discontinuance of LIBOR, there may be uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing instruments, and such discontinuation may increase operational and other risks to the Corporation and the industry.
While there is no consensus on what rate or rates may become accepted alternatives to LIBOR, and the OCC has opined that national banks may use any reference rate for its loans that a bank determines to be appropriate for its funding model and customer needs, a group of large banks, the ARRC, selected the SOFR as an alternative to LIBOR. SOFR has been published by the FRBNY since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY reports that SOFR includes all trades in the Broad General Collateral Rate, plus bilateral U.S. Treasury repurchase agreement transactions cleared through the delivery-versus-payment service offered by the FICC, a subsidiary of DTCC.
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
In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, designed to disrupt key business services, such as customer-facing web sites. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyber-attacks, including attacks emanating from foreign countries such as the attack on the information technology company SolarWinds, which affected many Fortune 500 companies as well as U.S. government agencies. Cyber-attacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems, as well as targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution's information systems and data or that of its customers, are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. Because the methods of cyber-attacks change frequently or, in some cases, are not recognized until launch, we are not able to anticipate or implement effective preventive measures against all possible security breaches and the probability of a successful attack cannot be predicted. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.
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
Cyber security risks for financial institutions also have evolved as a result of the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which enhances operation risk and presents the potential for additional structural vulnerabilities. In addition, the ongoing and widespread remote work environment necessitated by the COVID-19 pandemic has subjected institutions to additional cybersecurity vulnerabilities and risks.
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

From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions. The integration of core systems and processes for such transactions often occur after the closing, which may create elevated risk of cyber incidents.
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
Third party vendors provide key components of our business infrastructure, such as internet connections, network access and core application processing. While we have selected these third party vendors in accordance with supervisory requirements, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third party vendors could also entail significant delay and expense.
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
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017 resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate. During 2021, Congress debated various proposals for increase in the corporate tax rate and possible surcharges on corporate share repurchases as part of the funding for various spending initiatives. Any such increase in the corporate tax rate or surcharges would adversely affect our results of operations in future periods.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2021, the annual impairment test conducted in May, using a qualitative assessment, indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2021, we had goodwill of $1.1 billion, which represents approximately 27% of stockholders’ equity.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current Administration. The Financial Stability Oversight Council, of which the OCC is a member, published a report in October 2021 identifying climate-related financial risk as an "emerging threat" to financial stability. The leadership of the federal banking agencies, including the Comptroller of the Currency, have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks' risk management practices. To that end, in December 2021, the OCC published proposed principles for climate risk management by larger banking organizations. The OCC also has appointed its first ever Climate Change Risk Officer and established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency's efforts to enhance its supervision of climate change risk management.
The largest banks are being encouraged by their regulators to address the climate-related risks that they face by accounting for the effects of climate change in stress testing scenarios and systematic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, evaluating the impact of climate change on the bank's borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties, incorporating climate-related financial risk into the bank's internal reporting, monitoring and escalation process, planning for transition risk posed by the adjustments to a low-carbon economy, and investing in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Further, the Federal Reserve Board has signaled that it is in the process of developing scenario analysis to model the possible financial risks associated with climate change. When developed, the resilience of large banking organizations, as well as the broader financial system, will be evaluated against these climate change-related scenarios as part of the stress testing process. Although these requirements would not apply to a banking organization of our size, as the Corporation continues to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to stress testing under a variety of adverse scenarios and related capital planning. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Corporation, we would expect to experience increased compliance costs and other compliance-related risks.
The above measures may also result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Corporation to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the physical effects of climate change may present certain unique risks to the Corporation. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
In recognition of the risks posed by climate change, as discussed above, the Corporation has taken a variety of actions to manage its carbon footprint and has sought to engage in sustainable lending and investment activities, specifically including supporting renewable energy projects. However, we cannot guarantee the success of these actions, nor can we make any assurances that our regulators, investors in our securities or other third parties, such as environmental advocacy organizations, will find our efforts to support climate-related initiatives to be sufficient.
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
We are subject to ESG risks that could adversely affect our reputation and the market price of our securities.
The Corporation is subject to a variety of risks arising from ESG matters. ESG matters include climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
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
Federal budget deficit concerns and the potential for political conflict over legislation to raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
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
Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions. Accordingly, digital asset service providers - which, at present are not subject to the extensive regulation as banking organizations and other financial institutions - have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the potential utilization of blockchain technology to provide alternative high speed payment systems. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.
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
Moreover, in July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy which encouraged the federal banking agencies to review their current merger oversight practices. The Executive Order has received significant public support from members of Congress as well as a majority of the board members of the FDIC. In addition, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in our acquisitions in future periods being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future and alter the terms for such transactions.
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
Democrats assumed control of the U.S. House of Representatives and the U.S. Senate in 2021, albeit with a majority in the Senate found only in the tie-breaking vote of Vice President Kamala Harris. With control of the White House and both chambers of Congress, Democrats are now able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. Congressional committees with jurisdiction over the banking sector have pursued oversight and legislative initiatives in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, establishing a regulatory framework for digital assets and markets, and oversight of the COVID-19 pandemic response and economic recovery. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.
Moreover, the turnover of the presidential administration resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency, the Chair of the FDIC and three vacancies among the Governors of the Federal Reserve Board, including the Vice Chair for Supervision. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.
Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business.
The SEC's Regulation Best Interest which was implemented in 2019 established a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The regulation required us to review and modify our compliance activities, including our policies, procedures, and controls, which caused us to incur additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures. In addition, the Bank's insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates. The implementation and administration by the SEC of Regulation Best Interest, as well as any new state laws that impose a fiduciary duty, may negatively impact our results of operation, as well as increase costs associated with legal, compliance, operations, and information technology.
The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the Federal Reserve System, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The

CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. The CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters under the current Administration. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. Moreover, the Bank is subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material, and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offerings and services may produce significant, material effects on the Bank’s (and the Corporation’s) profitability.
The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.
Federal and state banking regulators closely examine the mortgage and mortgage servicing activities of depository financial institutions. Should any of these regulators have serious concerns with respect to our mortgage or mortgage servicing activities in this regard, the regulators' response to such concerns could result in material adverse effects on our growth strategy and profitability. Further, staff changes to key positions within the CFPB under the current administration have resulted in the CFPB pursuing more strict enforcement policies, specifically in the area of fair lending, loan servicing, collections and other consumer related areas.
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
Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and may be subject to increased supervisory scrutiny.
Revenues derived from transaction fees associated with overdraft protection programs offered to our customers represent a significant portion of our noninterest income. In 2021, the Corporation collected approximately $22 million in overdraft transaction fees. In recent months, certain members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to participation in such programs. The CFPB has indicated that it intends to pursue enforcement actions against banking organizations, and their executives, that oversee overdraft practices that are deemed to be unlawful. In addition, the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.
In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have begun to modify their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.
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
The Economic Growth Act did not eliminate many of the aspects of the Dodd-Frank Act that have increased our compliance costs, and remains subject to further rulemaking.
The Economic Growth Act, which was enacted in 2018, represents modest reform to the regulation of the financial services industry primarily through certain amendments of the Dodd-Frank Act. However, many provisions of the Dodd-Frank Act that have increased our compliance costs, such as the Volcker Rule, the Durbin amendment restricting interchange fees, and the additional supervisory authority of the CFPB, remain in place. Certain of the provisions amended by the Economic Growth Act took effect immediately, while others are subject to ongoing joint agency rulemakings. It is not possible to predict when any final rules would ultimately be issued through any such rulemakings, and what the specific content of such rules will be. Although we expect to benefit from many aspects of this legislative reform, the legislation and any implementing rules that are ultimately issued could have adverse implications on the financial industry, the competitive environment, and our ability to conduct business. In addition, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process, which may offset the impact of the Economic Growth Act's changes regarding stress testing and risk management.
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
We have established a Code of Business Conduct and Ethics and Related Party Transaction Policies and Procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well designed and operated, is based, in part, on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Business Conduct and Ethics and Related Party Transaction Policies and Procedures could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.
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
The Corporation operated 2.6 million square feet of space spread across 242 facilities, including 215 banking branches at December 31, 2021. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively. The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin (formerly known as the "Milwaukee Center"), and an adjoining 37,000 square foot building at 815 Water Street, which serves as the headquarters for Associated Trust Company (both buildings are now part of the "Associated Bank River Center"). Associated Bank N.A. is headquartered in a 61,000 square foot building at 200 North Adams Street in Green Bay, Wisconsin. Based on gross square feet, at December 31, 2021, Associated Bank owned 89% of our total property portfolio.
At December 31, 2021, Associated Bank operated 215 banking branches serving over 100 different communities throughout Wisconsin, Illinois, and Minnesota. Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased. Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, New York, Ohio and Texas.

ITEM 3.	Legal Proceedings
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 8, 2022.
Andrew J. Harmening - Age: 52
Mr. Harmening joined Associated Banc-Corp as President and Chief Executive Officer of Associated and Associated Bank and member of the Board of Directors in April 2021. Prior to joining Associated, he served as senior executive vice president, consumer and business banking director for Huntington Bank from 2017 to 2021. Mr. Harmening also held several key consumer, small business and commercial banking positions at Bank of The West from 2005 to 2017.
Patrick E. Ahern - Age: 55
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
Matthew R. Braeger - Age: 46
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
Christopher Del Moral-Niles - Age: 51
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
Dennis M. DeLoye - Age: 58
Dennis M. DeLoye has been Executive Vice President, Deputy Head of Community Markets and Regional President Northeast Wisconsin of Associated and Associated Bank since November 2021. DeLoye joined Associated in 2016 and has served as community market president for the Central and Northern Wisconsin markets.

Angie M. DeWitt - Age: 52
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
Randall J. Erickson - Age: 62
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
Nicole M. Kitowski - Age: 46
Nicole M. Kitowski has been Executive Vice President and Chief Risk Officer of Associated and Associated Bank since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.
Timothy J. Lau - Age: 59
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
Michael O. Meinolf - Age: 47
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
Paul G. Schmidt - Age: 59
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
Tammy C. Stadler - Age: 56

Tammy C. Stadler has been Executive Vice President, Corporate Controller and Chief Accounting Officer of Associated and Associated Bank since July 2021. She previously served as Executive Vice President, Principal Accounting Officer from April 2017 until July 2021. She joined Associated in April 1996 as Corporate Tax Director and has served as Executive Vice President, Corporate Controller since April 2014. From 1992 to 1996 she was the Assistant Treasurer and Taxes for Air Wisconsin Airline Corp. From 1990 to 1992 she held the position of Senior Tax Analyst with Fort Howard Paper Corp. Prior to her time with Fort Howard, Ms. Stadler worked as a certified public accountant with Coopers and Lybrand and Deloitte and Touche.

David L. Stein - Age: 58
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
John P. Thayer - Age 68
John P. Thayer has been Executive Vice President, Head of Wealth Management of Associated and Associated Bank and Chief Executive Officer of Associated Trust Company, N.A. since July 2021. Mr. Thayer joined Associated in July 2000 and served as Executive Vice President and Chief Investment Officer for Associated Trust Company, N.A. He served as managing agent for Kellogg Asset Management, LLC from May 2009 to July 2021. He is also chairman of Associated Investment Services, Inc.
John A. Utz - Age: 53
John A. Utz has been Executive Vice President, Head of Corporate Banking and Milwaukee Market President of Associated and Associated Bank since September 2015 and was Head of Wealth Management from April 2020 to July 2021. He joined Associated in March 2010 with upwards of 20 years of banking experience, having previously served as President of Union Bank’s UnionBanCal Equities and head of its Capital Markets division from September 2007 to March 2010, and as head of the National Banking and Asset Management teams from October 2002 to September 2007.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information in response to this item is incorporated by reference to the discussion of dividend restrictions under Part I, Item 1, Business - Supervision and Regulation - Holding Company Dividends, and in Note 10 Stockholders' Equity of the notes to consolidated financial statements included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The Corporation’s common stock is traded on the NYSE under the symbol ASB.
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 31, 2022, was 7,456. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares is 29,039.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
During the fourth quarter of 2021, the Corporation repurchased $25 million of common stock, including $25 million of open market purchases and approximately $285,000 of repurchases related to tax withholding settlements on equity compensation, or approximately 1.1 million shares, of common stock in the aggregate. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2021 and 2020, see Part II, Item 8, Note 10 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2021 - October 31, 2021	5,310	$21.16	—	—
November 1, 2021 - November 30, 2021	901,148	22.90	900,000	—
December 1, 2021 - December 31, 2021	202,631	22.44	196,097	—
Total	1,109,089	$22.81	1,096,097	3,525,716
(a) During the fourth quarter of 2021, the Corporation repurchased 12,992 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) On October 26, 2021, the Board of Directors authorized the repurchase of up to $100 million of the Corporation's common stock. This repurchase authorization was in addition to the authority remaining under the previous programs. At December 31, 2021, there remained $80 million authorized to be repurchased in the aggregate. Approximately 3.5 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on December 31, 2021.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index and the S&P 400 Regional Banks Sub-Industry Index for the period of five fiscal years commencing on January 1, 2017 and ending December 31, 2021. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2016. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$250
$225
$200
$175
$150
$125
$100
$75
$50
$100.0
2016
2017
2018
2019
2020
2021
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index

	2016	2017	2018	2019	2020	2021
Associated Banc-Corp	$100.0	$104.9	$84.3	$96.8	$78.0	$106.9
S&P 500 Index	$100.0	$121.6	$116.4	$152.8	$180.3	$231.7
S&P 400 Regional Banks Sub-Industry Index	$100.0	$105.1	$83.1	$103.3	$93.7	$132.5
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

ITEM 6.	Selected Financial Data
Table 1 Summary Results of Operations: Trends

	Years Ended December 31,
($ in Thousands, except per share data)	2021	2020	2019	2018	2017
Interest income	$798,189	$912,840	$1,172,610	$1,154,137	$886,605
Interest expense	72,334	149,883	336,936	274,557	145,385
Net interest income	725,855	762,957	835,674	879,580	741,220
Provision for credit losses	(88,011)	174,006	16,000	—	26,000
Net interest income after provision for credit losses	813,866	588,950	819,674	879,580	715,220
Noninterest income	332,364	514,056	380,824	355,568	332,680
Noninterest expense	709,924	776,034	793,988	821,799	709,133
Income before income taxes	436,307	326,972	406,509	413,349	338,767
Income tax expense	85,313	20,200	79,720	79,786	109,503
Net income	350,994	306,771	326,790	333,562	229,264
Preferred stock dividends	17,111	18,358	15,202	10,784	9,347
Net income available to common equity	$333,883	$288,413	$311,587	$322,779	$219,917
Earnings per common share
Basic	$2.20	$1.87	$1.93	$1.92	$1.45
Diluted	2.18	1.86	1.91	1.89	1.42
Cash dividends per common share	0.76	0.72	0.69	0.62	0.50
Weighted average common shares outstanding
Basic	150,773	153,005	160,534	167,345	150,877
Diluted	151,987	153,642	161,932	169,732	153,647
Selected Financial Data
Year-End Balances
Loans	$24,224,949	$24,451,724	$22,821,440	$22,940,429	$20,784,991
Allowance for credit losses on loans	319,791	431,478	223,278	262,359	290,280
Investment securities, net(a)	6,589,314	4,979,485	5,482,759	6,689,021	6,326,299
Total assets	35,104,253	33,419,783	32,386,478	33,615,122	30,443,626
Deposits	28,466,430	26,482,481	23,779,064	24,897,393	22,785,962
Short- and long-term funding, and FHLB advances	2,224,633	2,434,505	4,195,423	4,527,056	4,073,732
Stockholders’ equity	4,024,853	4,090,933	3,922,124	3,780,888	3,237,443
Book value per common share	25.66	24.34	23.32	21.43	20.13
Tangible book value per common share	17.87	16.67	15.28	13.86	13.65
Average Balances
Loans	$24,057,980	$24,537,648	$23,122,797	$22,718,297	$20,592,383
Investment securities	5,419,557	5,226,571	6,194,465	6,912,921	6,028,262
Earning assets	31,122,532	30,832,007	29,820,829	30,049,793	26,999,884
Total assets	34,464,257	34,265,207	33,046,604	33,007,859	29,467,324
Deposits	27,693,414	26,007,685	24,735,608	24,072,049	21,923,602
Interest-bearing liabilities	21,905,605	22,992,211	23,535,115	23,699,823	21,045,399
Stockholders’ equity	4,079,449	3,944,572	3,871,869	3,692,433	3,172,634
Risk-based Capital(b)
Total risk-weighted assets	$27,242,735	$25,903,415	$24,296,382	$23,842,542	$21,504,495
CET1	2,808,289	2,706,010	2,480,698	2,449,721	2,171,508
CET1 capital ratio	10.31%	10.45%	10.21%	10.27%	10.10%
Return on average CET1	12.08%	11.23%	12.59%	13.15%	10.43%
(a) Includes AFS, HTM and equity securities.
(b) The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies. See Table 26 for a reconciliation of average CET1.

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
The detailed financial discussion that follows focuses on 2021 results compared to 2020. For a discussion of 2020 results compared to 2019, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Performance Summary and 2022 Outlook
•Diluted earnings per common share of $2.18 in 2021 increased $0.32, or 17%, from 2020.
•Average loans of $24.1 billion for 2021 decreased $480 million, or 2%, from a year ago, driven by decreases in residential mortgages and PPP loans. For 2022, the Corporation expects auto finance loan growth of more than $1.2 billion and commercial loan growth, including asset-based lending and equipment finance, of $750 million to $1.0 billion.
•Average deposits of $27.7 billion for 2021 increased $1.7 billion, or 6%, from a year ago, driven by increases in low cost deposits partially offset by decreases in higher cost deposits.
•Net interest income of $726 million in 2021 decreased $37 million, or 5%, from 2020. Net interest margin of 2.39% in 2021 decreased 14 bp from 2.53% in 2020. The decrease was primarily driven by the continued low interest rate environment and increased liquidity during 2021. For 2022, the Corporation expects net interest income of more than $800 million.
•Provision for credit losses had a release of $88 million in 2021, compared to provision of $174 million in 2020. For 2022, the Corporation expects to adjust the provision to reflect changes to risk grades, economic conditions, loan volumes, and other indications of credit quality.
•Noninterest income of $332 million in 2021 decreased $182 million, or 35%, from 2020, primarily due to a $163 million gain on the sale of ABRC during the second quarter of 2020, and a reduction of $45 million in insurance revenue in 2021, resulting from the sale of the business. For 2022, the Corporation expects noninterest income of more than $300 million.
•Noninterest expense of $710 million in 2021 decreased $66 million, or 9%, from 2020, primarily driven by a $45 million loss on prepayment of FHLB advances during the third quarter of 2020, and a $5 million reduction in personnel expense. For 2022, the Corporation expects noninterest expense will be approximately $725 million to $740 million.

Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Years Ended December 31,
	2021			2020			2019
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$472,216	$33,637	7.12%	$701,111	$21,867	3.12%	$—	$—	—%
Asset-based lending	120,903	3,704	3.06%	177,710	6,039	3.40%	273,949	13,966	5.10%
Commercial and business lending (excl PPP & ABL)	8,511,364	212,744	2.50%	8,531,333	252,699	2.96%	8,152,825	371,107	4.55%
Commercial real estate lending	6,156,214	178,354	2.90%	5,811,498	192,545	3.31%	5,150,464	255,582	4.96%
Total commercial	15,260,697	428,439	2.81%	15,221,651	473,150	3.11%	13,577,238	640,655	4.72%
Residential mortgage	7,847,564	221,099	2.82%	8,190,190	254,814	3.11%	8,311,914	282,134	3.39%
Retail	949,719	45,723	4.81%	1,125,806	58,655	5.21%	1,233,646	76,939	6.24%
Total loans	24,057,980	695,260	2.89%	24,537,648	786,619	3.21%	23,122,797	999,727	4.32%
Investment securities
Taxable	3,383,528	37,916	1.12%	3,295,718	59,806	1.81%	4,284,991	100,304	2.34%
Tax-exempt(a)	2,036,030	73,975	3.63%	1,930,853	72,901	3.78%	1,909,474	71,956	3.77%
Other short-term investments	1,644,995	7,833	0.48%	1,067,788	9,473	0.89%	503,566	16,643	3.30%
Investments and other	7,064,552	119,724	1.69%	6,294,359	142,179	2.26%	6,698,032	188,903	2.82%
Total earning assets	$31,122,532	$814,984	2.62%	$30,832,007	$928,799	3.01%	$29,820,829	$1,188,630	3.99%
Other assets, net	3,341,725			3,433,200			3,225,775
Total assets	$34,464,257			$34,265,207			$33,046,604
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,138,732	$1,435	0.03%	$3,306,385	$2,966	0.09%	$2,439,872	$7,086	0.29%
Interest-bearing demand	6,113,660	4,610	0.08%	5,583,144	12,496	0.22%	5,080,857	56,742	1.12%
Money market	6,940,513	4,028	0.06%	6,509,924	15,273	0.23%	7,005,265	74,467	1.06%
Network transaction deposits	929,544	1,120	0.12%	1,442,951	6,219	0.43%	1,860,951	42,523	2.29%
Time deposits	1,495,060	7,429	0.50%	2,281,040	30,685	1.35%	3,129,142	56,468	1.80%
Total interest-bearing deposits	19,617,508	18,622	0.09%	19,123,444	67,639	0.35%	19,516,088	237,286	1.22%
Federal funds purchased and securities sold under agreements to repurchase	207,132	143	0.07%	175,713	485	0.28%	137,679	1,579	1.15%
Commercial paper	49,546	22	0.04%	38,583	41	0.11%	32,123	138	0.43%
PPPLF	—	—	—%	565,371	1,984	0.35%	—	—	—%
Other short-term funding	—	—	—%	4,226	11	0.25%	—	—	—%
FHLB advances	1,623,508	36,493	2.25%	2,535,731	57,359	2.26%	3,106,279	69,816	2.25%
Long-term funding	407,912	17,053	4.18%	549,143	22,365	4.07%	742,946	28,116	3.78%
Total short and long-term funding	2,288,098	53,712	2.35%	3,868,767	82,245	2.13%	4,019,027	99,651	2.48%
Total interest-bearing liabilities	$21,905,605	$72,334	0.33%	$22,992,211	$149,883	0.65%	$23,535,115	$336,936	1.43%
Noninterest-bearing demand deposits	8,075,906			6,884,241			5,219,520
Other liabilities	403,296			444,183			420,100
Stockholders’ equity	4,079,449			3,944,572			3,871,869
Total liabilities and stockholders’ equity	$34,464,257			$34,265,207			$33,046,604
Interest rate spread			2.29%			2.36%			2.56%
Net free funds			0.10%			0.17%			0.30%
Fully tax-equivalent net interest income and net interest margin		$742,650	2.39%		$778,915	2.53%		$851,693	2.86%
Fully tax-equivalent adjustment		$16,796			$15,959			$16,020
Net interest income		$725,855			$762,957			$835,674
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
Table 2 provides average balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2021, 2020, and 2019. Table 3 presents additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
Notable Contributions to the Change in 2021 Net Interest Income
•Net interest income on the consolidated statements of income (which excludes the fully tax-equivalent adjustment) was $726 million in 2021 compared to $763 million in 2020. Fully tax-equivalent net interest income of $743 million for 2021 was $36 million, or 5%, lower than 2020. The decrease was attributable to the continued low interest rate environment. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets of $31.1 billion in 2021 were $291 million, or 1%, higher than 2020. The increase in average earning assets was driven by an increase of $770 million, or 12%, in investments and other short-term investments primarily driven by excess liquidity at the Federal Reserve Bank which is part of short term investments, offset by a $480 million, or 2%, decrease in average loans, primarily driven by decreases of $343 million, or 4%, in residential mortgages and $229 million, or 33%, in PPP loans, partially offset by CRE loans increasing $345 million, or 6%.
•Average interest-bearing liabilities of $21.9 billion in 2021 were down $1.1 billion, or 5%, versus 2020. On average, short and long-term funding decreased $1.6 billion, or 41%, with FHLB advances down $912 million, or 36%, due to the prepayment of $950 million of long-term FHLB advances in the third quarter of 2020 and PPPLF funding was down $565 million as a result of paying off the PPPLF line in the fourth quarter of 2020. Interest-bearing deposits increased $494 million, or 3%, primarily driven by increases in low cost deposits, partially offset by decreases in higher cost deposits. Average noninterest-bearing demand deposits of $8.1 billion were up $1.2 billion, or 17%, over 2020. This increase is primarily attributed to customers holding proceeds from government stimulus programs in their deposit accounts.
•The average cost of interest-bearing liabilities was 0.33% in 2021, 32 bp lower than 2020. The decrease was due to a 26 bp decrease in the average cost of interest-bearing deposits to 0.09%, while short and long-term funding increased 22 bp to 2.35%.
•The Federal Funds rate on December 31, 2021 was in the range of 0.00% to 0.25%, which was unchanged from the previous year ended December 31, 2020.

Table 3 Rate/Volume Analysis(a)

	2021 Compared to 2020 Increase (Decrease) Due to			2020 Compared to 2019 Increase (Decrease) Due to
($ in Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans(b)
Commercial PPP lending	$(8,997)	$20,767	$11,770	$21,867	$—	$21,867
Asset-based lending	(1,785)	(551)	(2,336)	(4,067)	(3,859)	(7,926)
Commercial and business lending (excl PPP & ABL)	(590)	(39,365)	(39,955)	16,523	(134,931)	(118,408)
Commercial real estate lending	10,961	(25,152)	(14,191)	29,765	(92,803)	(63,037)
Total commercial	(411)	(44,300)	(44,711)	64,089	(231,593)	(167,504)
Residential mortgage	(10,351)	(23,364)	(33,715)	(4,080)	(23,240)	(27,320)
Retail	(8,705)	(4,227)	(12,933)	(6,342)	(11,942)	(18,283)
Total loans	(19,467)	(71,892)	(91,359)	53,667	(266,775)	(213,108)
Investment securities
Taxable	1,554	(23,444)	(21,890)	(20,520)	(19,978)	(40,498)
Tax-exempt(b)	3,883	(2,808)	1,074	807	138	945
Other short-term investments	3,843	(5,483)	(1,640)	10,394	(17,564)	(7,170)
Investments and other	9,279	(31,735)	(22,455)	(9,319)	(37,404)	(46,723)
Total earning assets	$(10,188)	$(103,626)	$(113,814)	$44,348	$(304,179)	$(259,831)
Interest expense
Savings	$613	$(2,144)	$(1,531)	$1,926	$(6,046)	$(4,120)
Interest-bearing demand	1,089	(8,975)	(7,886)	5,116	(49,361)	(44,246)
Money market	949	(12,194)	(11,245)	(4,924)	(54,270)	(59,194)
Network transaction deposits	(1,686)	(3,413)	(5,099)	(7,871)	(28,433)	(36,304)
Time deposits	(8,186)	(15,070)	(23,256)	(13,656)	(12,128)	(25,783)
Total interest-bearing deposits	(7,220)	(41,796)	(49,016)	(19,409)	(150,238)	(169,647)
Federal funds purchased and securities sold under agreements to repurchase	74	(417)	(342)	348	(1,442)	(1,094)
Commercial paper	9	(28)	(18)	23	(121)	(98)
PPPLF	(1,984)	—	(1,984)	1,984	—	1,984
Other short-term funding	(11)	—	(11)	11	—	11
FHLB advances	(20,507)	(359)	(20,866)	(12,903)	446	(12,457)
Long-term funding	(5,890)	578	(5,312)	(7,767)	2,015	(5,751)
Total short and long-term funding	(28,309)	(224)	(28,533)	(18,304)	898	(17,406)
Total interest-bearing liabilities	(35,529)	(42,020)	(77,549)	(37,713)	(149,340)	(187,053)
Fully tax-equivalent net interest income	$25,341	$(61,606)	$(36,265)	$82,061	$(154,839)	$(72,778)
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2021 was the Moody's baseline scenario from December 2021 over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 4 Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2021	2020	2019	$ Change 2021	% Change 2021	$ Change 2020	% Change 2020
Wealth management fees(a)	$89,854	$84,957	$83,467	$4,897	6%	$1,490	2%
Service charges and deposit account fees	64,406	56,307	63,135	8,099	14%	(6,828)	(11)%
Card-based fees	43,014	38,534	39,755	4,480	12%	(1,221)	(3)%
Other fee-based revenue	17,086	19,238	18,942	(2,152)	(11)%	296	2%
Total fee-based revenue	214,360	199,036	205,299	15,324	8%	(6,263)	(3)%
Capital markets, net	30,602	27,966	19,862	2,636	9%	8,104	41%
Mortgage servicing fees, net(b)	(434)	(648)	10,141	214	(33)%	(10,789)	N/M
Gains and fair value adjustment on loans held for sale	34,999	60,000	17,344	(25,001)	(42)%	42,656	N/M
Fair value adjustment on portfolio loans transferred to held for sale	—	3,932	4,456	(3,932)	(100)%	(524)	(12)%
Mortgage servicing rights (impairment) recovery	16,186	(17,704)	(63)	33,890	N/M	(17,641)	N/M
Mortgage banking, net	50,751	45,580	31,878	5,171	11%	13,702	43%
Bank and corporate owned life insurance	13,254	13,771	14,845	(517)	(4)%	(1,074)	(7)%
Insurance commissions and fees	336	45,245	89,104	(44,909)	(99)%	(43,859)	(49)%
Other	11,031	10,200	11,165	831	8%	(965)	(9)%
Subtotal	320,333	341,798	372,154	(21,465)	(6)%	(30,356)	(8)%
Asset gains, net (c)	11,009	155,589	2,713	(144,580)	(93)%	152,876	N/M
Investment securities gains (losses), net	(16)	9,222	5,957	(9,238)	N/M	3,265	55%
Gains on sale of branches, net(d)	1,038	7,449	—	(6,411)	(86)%	7,449	N/M
Total noninterest income	$332,364	$514,056	$380,824	$(181,692)	(35)%	$133,232	35%
Mortgage loans originated for sale during period	$1,749,556	$1,642,135	$1,090,792	$107,421	7%	$551,343	51%
Mortgage loan settlements during period	1,774,791	1,959,571	1,317,077	(184,780)	(9)%	642,494	49%
Mortgage portfolio loans transferred to held for sale during period	—	269,203	242,382	(269,203)	(100)%	26,821	11%
Assets under management, at market value(e)	13,679	13,314	12,104	365	3%	1,210	10%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes mortgage origination and servicing fees, net of mortgage servicing rights amortization.
(c) 2020 includes a gain of $163 million from the sale of ABRC.
(d) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for addition details on the branch sales.
(e) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in 2021 Noninterest Income
•Service charges and deposit account fees increased from 2020 as a result of service charges that were waived during 2020 in response to the COVID-19 pandemic.
•Mortgage banking, net increased compared to 2020 due to a $16 million recovery of MSRs impairment during 2021 as a result of market rates recovering, compared to impairment of $18 million during 2020 partially offset by decreased gains on sold loans due to lower mortgage settlements as well as contracting margins on the loans sold.
•Insurance commissions and fees decreased from 2020, driven by the sale of ABRC during the second quarter of 2020 which largely eliminated the source of noninterest income.
•Asset gains, net was down from 2020, primarily driven by a gain of $163 million from the sale of ABRC during the second quarter of 2020, offset by a gain of $2 million from the sale of Whitnell and higher gains from private equity investments during 2021.
•Investment securities gains (losses), net decreased due to more securities sales in 2020 to reposition the portfolio based on prepayment expectations.
•Gains on sale of branches, net decreased from 2020 primarily due to branch sales resulting in higher deposit premiums in 2020.

Noninterest Expense
Table 5 Noninterest Expense

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2021	2020	2019	$ Change 2021	% Change 2021	$ Change 2020	% Change 2020
Personnel	$426,687	$432,151	$487,063	$(5,464)	(1)%	$(54,912)	(11)%
Technology	81,689	81,214	82,429	475	1%	(1,215)	(1)%
Occupancy	63,513	64,064	62,399	(551)	(1)%	1,665	3%
Business development and advertising	21,149	18,428	29,600	2,721	15%	(11,172)	(38)%
Equipment	21,104	21,705	23,550	(601)	(3)%	(1,845)	(8)%
Legal and professional	21,923	21,546	19,901	377	2%	1,645	8%
Loan and foreclosure costs	8,143	12,600	8,861	(4,457)	(35)%	3,739	42%
FDIC assessment	18,150	20,350	16,250	(2,200)	(11)%	4,100	25%
Other intangible amortization	8,844	10,192	9,948	(1,348)	(13)%	244	2%
Loss on prepayments of FHLB advances	—	44,650	—	(44,650)	(100)%	44,650	N/M
Other	38,721	49,135	53,986	(10,414)	(21)%	(4,851)	(9)%
Total noninterest expense	$709,924	$776,034	$793,988	$(66,110)	(9)%	$(17,954)	(2)%
Average FTEs(a)	4,003	4,459	4,702	(456)	(10)%	(243)	(5)%
N/M = Not Meaningful
(a) Average FTEs without overtime
Notable Contributions to the Change in 2021 Noninterest Expense
•Personnel costs decreased from 2020, primarily due to having fewer employees as a result of the sales of ABRC and Whitnell, corporate restructurings, and branch sales, partially offset by an increase in funding for the management incentive plan.
•Loan and foreclosure costs decreased from 2020 driven by lower costs associated with collections on loans.
•During the third quarter of 2020, the Corporation prepaid $950 million of long-term FHLB advances and incurred a loss of $45 million on the prepayment.
Income Taxes
The Corporation recognized income tax expense of $85 million for 2021, compared to income tax expense of $20 million for 2020. The Corporation's effective tax rate was 19.55% for 2021, compared to an effective tax rate of 6.18% for 2020. The increase in income tax expense during 2021 was primarily driven by an increase in income in 2021 and by tax planning strategies which occurred during the third quarter of 2020. The increase in the effective tax rate during 2021 was primarily driven by the tax planning strategies which occurred in 2020.
See Note 1 Summary of Significant Accounting Policies of the notes to consolidated financial statements for the Corporation’s income tax accounting policy. Income tax expense recorded on the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations. The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and/or the reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. See Note 13 Income Taxes of the notes to consolidated financial statements for more information.

Balance Sheet Analysis
•At December 31, 2021, total assets were $35.1 billion, up $1.7 billion, or 5%, from December 31, 2020.
•Interest-bearing deposits in other financial institutions were $682 million at December 31, 2021, up $383 million from December 31, 2020, due to excess liquidity being held at the Federal Reserve Bank.
•At December 31, 2021, total investment securities were $6.6 billion, up $1.6 billion, or 32%, from December 31, 2020, resulting from the deployment of cash into higher yielding assets. See section Investment Securities Portfolio and Note 3 Investment Securities of the notes to consolidated financial statements for additional information on investment securities.
•At December 31, 2021, total deposits of $28.5 billion were up $2.0 billion, or 7%, from December 31, 2020, driven by increases in demand deposits and savings deposits of $1.8 billion and $760 million, respectively. See section Deposits and Customer Funding and Note 8 Deposits of the notes to consolidated financial statements for additional information on deposits.
•Other long-term funding was $249 million at December 31, 2021, down $300 million, or 55%, from December 31, 2020, primarily driven by the redemption of the Bank's senior notes on July 13, 2021. See section Other Funding Sources and Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional details on funding.
•At December 31, 2021, preferred equity was $193 million, down $160 million, or 45%, from December 31, 2020, as a result of the redemption of the Corporation's Series C Preferred Stock during the second quarter of 2021 and the redemption of the Corporation's Series D Preferred Stock during the third quarter of 2021. See Note 10 Stockholders' Equity of the notes to consolidated financial statements for additional information on the Corporation's preferred stock.
Loans
Table 6 Period End Loan Composition

	As of December 31,
	2021		2020		2019		2018		2017
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$66,070	—%	$767,757	3%	$—	—%	$—	—%	$—	—%
Asset-based lending	178,027	1%	137,476	1%	239,182	1%	306,433	1%	252,125	1%
Commercial and industrial	8,208,289	34%	7,563,945	31%	7,115,411	31%	7,091,612	31%	6,147,568	30%
Commercial real estate — owner occupied	971,326	4%	900,912	4%	911,265	4%	920,443	4%	802,209	4%
Commercial and business lending	9,423,711	39%	9,370,091	38%	8,265,858	36%	8,318,487	36%	7,201,902	35%
Commercial real estate — investor	4,384,569	18%	4,342,584	18%	3,794,517	17%	3,751,554	16%	3,315,254	16%
Real estate construction	1,808,976	7%	1,840,417	8%	1,420,900	6%	1,335,031	6%	1,451,684	7%
Commercial real estate lending	6,193,545	26%	6,183,001	25%	5,215,417	23%	5,086,585	22%	4,766,938	23%
Total commercial	15,617,256	64%	15,553,091	64%	13,481,275	59%	13,405,072	58%	11,968,840	58%
Residential mortgage	7,567,310	31%	7,878,324	32%	8,136,980	36%	8,277,712	36%	7,546,534	36%
Home equity	595,615	2%	707,255	3%	852,025	4%	894,473	4%	883,804	4%
Other consumer	301,723	1%	301,876	1%	348,177	2%	361,049	2%	384,576	2%
Auto	143,045	1%	11,177	—%	2,982	—%	2,123	—%	1,237	—%
Total consumer	8,607,693	36%	8,898,632	36%	9,340,164	41%	9,535,357	42%	8,816,151	42%
Total loans	$24,224,949	100%	$24,451,724	100%	$22,821,440	100%	$22,940,429	100%	$20,784,991	100%
Commercial real estate and real estate construction loan detail
Non-owner occupied	$2,972,584	68%	$2,969,906	68%	$2,589,838	68%	$2,545,751	68%	$2,361,382	71%
Multi-family	1,405,264	32%	1,360,305	31%	1,201,835	32%	1,204,552	32%	952,473	29%
Farmland	6,720	—%	12,373	—%	2,844	—%	1,250	—%	1,399	—%
Commercial real estate — investor	$4,384,569	100%	$4,342,584	100%	$3,794,517	100%	$3,751,554	100%	$3,315,254	100%
1-4 family construction	$380,160	21%	$270,467	15%	$261,908	18%	$289,558	22%	$353,902	24%
All other construction	1,428,816	79%	1,569,950	85%	1,158,992	82%	1,045,474	78%	1,097,782	76%
Real estate construction	$1,808,976	100%	$1,840,417	100%	$1,420,900	100%	$1,335,031	100%	$1,451,684	100%

The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loans within the overall loan portfolio, with each targeted to represent 30-40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2021 and 2020. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
The Corporation's loan distribution and interest rate sensitivity as of December 31, 2021 are summarized in the following table:
Table 7 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
PPP	$18,619	$47,450	$—	$—	$66,070	—%
Commercial and industrial(b)	7,789,298	485,387	99,803	11,827	8,386,316	35%
Commercial real estate — owner occupied	543,313	306,415	121,014	584	971,326	4%
Commercial real estate — investor	4,006,186	287,569	90,532	282	4,384,569	18%
Real estate construction	1,752,512	45,062	1,581	9,821	1,808,976	7%
Commercial - adjustable	8,469,106	152,890	17,122	2,068	8,641,186	36%
Commercial - fixed	5,640,822	1,018,993	295,809	20,446	6,976,070	29%
Residential mortgage - adjustable	416,447	651,500	1,377,357	83,818	2,529,122	10%
Residential mortgage - fixed	34,991	77,907	730,567	4,194,723	5,038,188	21%
Home equity	25,856	70,968	108,399	390,391	595,615	2%
Other consumer	52,802	52,646	160,866	35,410	301,723	1%
Auto	368	22,368	120,310	—	143,045	1%
Total loans	$14,640,391	$2,047,272	$2,810,430	$4,726,856	$24,224,949	100%
Fixed-rate	$5,672,236	$1,178,997	$938,990	$4,619,411	$12,409,634	51%
Floating or adjustable rate	8,968,155	868,275	1,871,440	107,446	11,815,315	49%
Total	$14,640,391	$2,047,272	$2,810,430	$4,726,856	$24,224,949	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
(b) Includes asset-based lending.
At December 31, 2021, $17.5 billion, or 72%, of the total loans outstanding and $14.3 billion, or 91%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2021, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loans.

Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 8 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

December 31, 2021	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Credit Intermediation and Related Activities(a)	522	$1,333,524	$2,798,507	8%
Real Estate(b)	531	1,462,003	2,688,293	8%
Utilities(c)	221	1,807,926	1,958,668	6%
(a) Includes mortgage warehouse lines
(b) Includes REIT lines
(c) 60% of the total exposure supports wind and solar projects
The remaining commercial and industrial portfolio is spread over a diverse range of industries, none of which exceed 2% of total loan exposure.
The CRE-owner occupied portfolio is spread over a diverse range of industries, none of which exceed 2% of total loan exposure.
The credit risk related to commercial loans is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.
Commercial real estate - investor: CRE-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 9 Largest Commercial Real Estate Investor Property Type Exposures

December 31, 2021	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	30%
Office	3%	25%
Industrial	3%	21%
The remaining CRE-investor portfolio is spread over various other property types, none of which exceed 2% of total loan exposure.
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
Table 10 Largest Real Estate Construction Property Type Exposures

December 31, 2021	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	4%	37%
Single-Family	3%	23%
Industrial	3%	23%
The remaining real estate construction portfolio is spread over various other property types, none of which exceed 2% of total loan exposure.
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2021. The majority of the on balance sheet residential mortgage portfolio consists of constant maturity treasury based, hybrid, adjustable rate mortgage loans with initial fixed-rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
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
Indirect Auto: The Corporation currently purchases retail auto sales contracts via a network of 665 approved auto dealerships across 13 states throughout the Northeast, Mid-Atlantic and Mid-Western United States. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to the Corporation pursuant to dealer agreements. The Corporation’s underwriting and pricing guidelines are based on a dual risk grade derived from a combination of FICO auto score and proprietary internal custom score. Minimum grade and FICO score standards ensure the credit risk is appropriately managed to the Corporation’s risk appetite. Further, the grade influences loan-specific parameters such as vehicle age, term, LTV, loan amount, mileage, payment and debt service thresholds and pricing. Maximum loan terms offered are 84 months on select grades with vehicle age, mileage and other limitations in place to qualify. The program is designed to capture primarily prime and super prime contracts. Over time, the Corporation expects roughly 60% of originations to be secured by used vehicles.
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $101 million and $118 million of student loans at December 31, 2021 and December 31, 2020, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic, the passage of the CARES Act, and subsequent executive orders, the federal student loan relief was extended through May 1, 2022. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.
SBA Loans under the PPP:
The Corporation began submitting PPP forgiveness applications to the SBA on behalf of our customers on September 14, 2020. On December 27, 2020, the Economic Aid Act was signed into law, which included another round of PPP funding. The Corporation began originating the new round of PPP loans in January 2021 until the statutory end of the program in May 2021.
The following table summarizes the balance segmentation of the PPP loans and associated deferred fees as of December 31, 2021:
Table 11 Paycheck Protection Program Loan Segmentation

	Round 1 & 2			Round 3			Total
($ in Thousands)	Originated Loans	Originated Balance	Outstanding Balance	Originated Loans	Originated Balance	Outstanding Balance	Outstanding Balance
>=$2,000,000	99	$335,534	$15,043	11	$22,000	$8,000	$23,043
< $2,000,000 And > $350,000	485	386,245	2,017	158	118,491	19,864	21,882
<=$350,000	7,495	344,032	1,876	5,332	188,514	19,269	21,145
Total	8,079	$1,065,811	$18,936	5,501	$329,004	$47,134	$66,070
Deferred Fees			$80			$1,722	$1,803

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
Table 12 Nonperforming Assets

	As of December 31,
($ in Thousands)	2021	2020	2019	2018	2017
Nonperforming assets
PPP	$46	$—	$—	$—	$—
Commercial and industrial	6,233	61,859	46,312	41,021	112,786
Commercial real estate — owner occupied	—	1,058	67	3,957	22,740
Commercial and business lending	6,279	62,917	46,380	44,978	135,526
Commercial real estate — investor	60,677	78,220	4,409	1,952	4,729
Real estate construction	177	353	493	979	974
Commercial real estate lending	60,855	78,573	4,902	2,931	5,703
Total commercial	67,134	141,490	51,282	47,909	141,229
Residential mortgage	55,362	59,337	57,844	67,574	53,632
Home equity	7,726	9,888	9,104	12,339	13,514
Other consumer	170	91	152	79	163
Auto	52	49	—	—	8
Total consumer	63,309	69,364	67,099	79,992	67,317
Total nonaccrual loans	130,443	210,854	118,380	127,901	208,546
Commercial real estate owned	984	2,185	3,530	4,047	6,735
Residential real estate owned	3,666	1,194	5,696	2,963	5,873
Bank properties real estate owned(a)	24,969	10,889	11,874	4,974	—
OREO	29,619	14,269	21,101	11,984	12,608
Other nonperforming assets	—	—	6,004	—	7,418
Total nonperforming assets	$160,062	$225,123	$145,485	$139,885	$228,572
Accruing loans past due 90 days or more
Commercial	$151	$175	$342	$311	$418
Consumer	1,111	1,423	1,917	1,853	1,449
Total accruing loans past due 90 days or more	$1,263	$1,598	$2,259	$2,165	$1,867
Restructured loans (accruing)(b)
Commercial	$22,763	$41,119	$18,944	$28,668	$48,735
Consumer	19,768	10,973	7,097	24,595	25,883
Total restructured loans (accruing)	$42,530	$52,092	$26,041	$53,263	$74,618
Nonaccrual restructured loans (included in nonaccrual loans)	$17,426	$20,190	$22,494	$26,292	$23,486
Ratios
Nonaccrual loans to total loans	0.54%	0.86%	0.52%	0.56%	1.00%
NPAs to total loans plus OREO	0.66%	0.92%	0.64%	0.61%	1.10%
NPAs to total assets	0.46%	0.67%	0.45%	0.42%	0.75%
Allowance for credit losses on loans to nonaccrual loans	245.16%	204.63%	188.61%	205.13%	139.19%

Table 12 Nonperforming Assets (continued)

	As of December 31,
($ in Thousands)	2021	2020	2019	2018	2017
Accruing loans 30-89 days past due
PPP	$83	$—	$—	$—	$—
Commercial and industrial	632	6,119	821	525	271
Commercial real estate — owner occupied	163	373	1,369	2,699	48
Commercial and business lending	878	6,492	2,190	3,224	319
Commercial real estate — investor	616	12,793	1,812	3,767	374
Real estate construction	1,620	991	97	330	251
Commercial real estate lending	2,236	13,784	1,909	4,097	625
Total commercial	3,114	20,276	4,099	7,321	944
Residential mortgage	6,169	10,385	9,274	9,706	9,552
Home equity	3,711	4,802	5,647	6,049	6,825
Other consumer	2,307	1,543	2,083	2,269	2,005
Auto	11	57	—	—	2
Total consumer	12,198	16,786	17,005	18,024	18,384
Total accruing loans 30-89 days past due	$15,312	$37,062	$21,104	$25,345	$19,328
Potential problem loans
PPP(c)	$2,000	$18,002	$—	$—	$—
Commercial and industrial	138,258	121,487	110,308	116,578	113,778
Commercial real estate — owner occupied	26,723	26,179	19,889	55,964	41,997
Commercial and business lending	166,981	165,668	130,197	172,542	155,775
Commercial real estate — investor	106,138	91,396	29,449	67,481	19,291
Real estate construction	21,408	19,046	—	3,834	—
Commercial real estate lending	127,546	110,442	29,449	71,315	19,291
Total commercial	294,527	276,111	159,646	243,856	175,066
Residential mortgage	2,214	3,749	1,451	5,975	1,616
Home equity	165	2,068	—	103	195
Total consumer	2,379	5,817	1,451	6,078	1,811
Total potential problem loans	$296,905	$281,928	$161,097	$249,935	$176,877
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.
(c) The Corporation's policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
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

Foregone Loan Interest: The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period:
Table 13 Foregone Loan Interest

	Years Ended December 31,
($ in Thousands)	2021	2020	2019	2018	2017
Interest income in accordance with original terms	$6,537	$11,262	$12,032	$10,606	$16,205
Interest income recognized	(4,495)	(6,891)	(5,015)	(5,500)	(9,339)
Reduction in interest income	$2,042	$4,371	$7,016	$5,106	$6,866

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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for December 2021 in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 4 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 6 provides information on loan growth and period end loan composition, Table 12 provides additional information regarding NPAs, and Table 14 and Table 15 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at December 31, 2021 and December 31, 2020 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 14 Allowance for Credit Losses on Loans

	Years Ended December 31,
($ in Thousands)	2021	2020	2019	2018	2017
Allowance for loan losses
Balance at beginning of period	$383,702	$201,371	$238,023	$265,880	$278,335
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	112,457	N/A	N/A	N/A
Balance at beginning of period, adjusted	383,702	313,828	238,023	265,880	278,335
Provision for loan losses	(80,000)	164,457	18,500	2,500	27,000
Provision for loan losses recorded at acquisition	—	2,543	—	—	—
Gross up of allowance for PCD loans at acquisition	—	3,504	—	—	—
Loans charged off
Asset-based lending	—	(6,650)	(8,777)	—	—
Commercial and industrial	(21,564)	(73,670)	(54,538)	(30,837)	(44,533)
Commercial real estate — owner occupied	—	(419)	(222)	(1,363)	(344)
Commercial and business lending	(21,564)	(80,739)	(63,537)	(32,200)	(44,877)
Commercial real estate — investor	(14,346)	(22,920)	—	(7,914)	(991)
Real estate construction	(5)	(19)	(60)	(298)	(604)
Commercial real estate lending	(14,351)	(22,938)	(60)	(8,212)	(1,595)
Total commercial	(35,915)	(103,677)	(63,597)	(40,412)	(46,472)
Residential mortgage	(880)	(1,867)	(3,322)	(1,627)	(2,611)
Home equity	(668)	(1,719)	(1,846)	(3,236)	(2,724)
Other consumer	(3,168)	(4,783)	(5,548)	(5,257)	(4,439)
Auto	(22)	(7)	—	(4)	—
Total consumer	(4,738)	(8,376)	(10,716)	(10,124)	(9,774)
Total loans charged off	(40,652)	(112,053)	(74,313)	(50,536)	(56,246)
Recoveries of loans previously charged off
Asset-based lending	412	561	519	—	—
Commercial and industrial	8,152	6,444	11,356	13,714	11,465
Commercial real estate — owner occupied	120	147	2,795	639	173
Commercial and business lending	8,684	7,151	14,670	14,353	11,638
Commercial real estate — investor	3,162	643	31	668	242
Real estate construction	126	49	302	446	74
Commercial real estate lending	3,288	692	333	1,114	316
Total commercial	11,972	7,844	15,003	15,467	11,954
Residential mortgage	841	500	692	1,271	927
Home equity	2,854	1,978	2,599	2,628	3,194
Other consumer	1,267	1,076	858	803	701
Auto	31	25	10	10	15
Total consumer	4,993	3,579	4,158	4,712	4,837
Total recoveries	16,965	11,422	19,161	20,179	16,791
Net (charge offs)	(23,687)	(100,631)	(55,152)	(30,358)	(39,455)
Balance at end of period	$280,015	$383,702	$201,371	$238,023	$265,880
Allowance for unfunded commitments
Balance at beginning of period	$47,776	$21,907	$24,336	$24,400	$25,400
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	18,690	N/A	N/A	N/A
Balance at beginning of period, adjusted	47,776	40,597	24,336	24,400	25,400
Provision for unfunded commitments	(8,000)	7,000	(2,500)	(2,500)	(1,000)
Amount recorded at acquisition	—	179	70	2,436	—
Balance at end of period	$39,776	$47,776	$21,907	$24,336	$24,400
Allowance for credit losses on loans	$319,791	$431,478	$223,278	$262,359	$290,280
Provision for credit losses on loans	(88,000)	174,000	16,000	—	26,000

Table 14 Allowance for Credit Losses on Loans (continued)

	Years Ended December 31,
($ in Thousands)	2021	2020	2019	2018	2017
Net loan (charge offs) recoveries
Asset-based lending	$412	$(6,090)	$(8,259)	$—	$—
Commercial and industrial	(13,412)	(67,226)	(43,182)	(17,124)	(33,067)
Commercial real estate — owner occupied	120	(272)	2,573	(724)	(171)
Commercial and business lending	(12,880)	(73,588)	(48,868)	(17,848)	(33,239)
Commercial real estate — investor	(11,184)	(22,277)	31	(7,246)	(749)
Real estate construction	121	31	243	149	(530)
Commercial real estate lending	(11,063)	(22,246)	274	(7,098)	(1,279)
Total commercial	(23,943)	(95,834)	(48,594)	(24,946)	(34,518)
Residential mortgage	(38)	(1,367)	(2,630)	(355)	(1,684)
Home equity	2,186	259	753	(608)	470
Other consumer	(1,901)	(3,707)	(4,690)	(4,455)	(3,738)
Auto	9	19	10	6	15
Total consumer	256	(4,797)	(6,558)	(5,412)	(4,937)
Total net (charge offs)	$(23,687)	$(100,631)	$(55,152)	$(30,358)	$(39,455)
Ratios
Allowance for credit losses on loans to total loans	1.32%	1.76%	0.98%	1.14%	1.40%
Allowance for credit losses on loans to net charge offs	13.5x	4.3x	4.0x	8.6x	7.4x
Loan Evaluation Method for ACLL
Individually evaluated for impairment	$15,194	$79,831	$14,026	$11,053	$21,308
Collectively evaluated for impairment	304,597	351,646	209,252	251,306	268,972
Total ACLL	$319,791	$431,478	$223,278	$262,359	$290,280
Loan Balance
Individually evaluated for impairment	$115,643	$259,497	$111,595	$138,543	$247,575
Collectively evaluated for impairment	24,109,306	24,192,227	22,709,845	22,801,887	20,537,416
Total loan balance	$24,224,949	$24,451,724	$22,821,440	$22,940,429	$20,784,991
Table 15 Net (Charge Offs) Recoveries(a)

	Years Ended December 31,
(In Basis Points)	2021	2020	2019	2018	2017
Net loan (charge offs) recoveries
Asset-based lending	34	(343)	(301)	—	—
Commercial and industrial	(18)	(88)	(60)	(26)	(54)
Commercial real estate — owner occupied	1	(3)	28	(9)	(2)
Commercial and business lending	(14)	(78)	(58)	(23)	(46)
Commercial real estate — investor	(26)	(54)	—	(18)	(2)
Real estate construction	1	—	2	1	(3)
Commercial real estate lending	(18)	(38)	1	(13)	(3)
Total commercial	(16)	(63)	(36)	(19)	(28)
Residential mortgage	—	(2)	(3)	—	(2)
Home equity	34	3	9	(6)	5
Other consumer	(65)	(117)	(133)	(120)	(99)
Auto	4	14	37	36	131
Total consumer	—	(5)	(7)	(6)	(6)
Total net (charge offs)	(10)	(41)	(24)	(13)	(19)
(a) Ratio of net charge offs to average loans by loan type

Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Loans decreased $227 million, or 1%, from December 31, 2020, primarily driven by decreases in PPP, residential mortgage, and home equity, which were partially offset by increases in the commercial and industrial and auto portfolios. See section Loans for additional information on the changes in the loan portfolio and see section Credit Risk for discussion about credit risk management for each loan type.
•Potential problem loans increased $15 million, or 5%, from December 31, 2020, largely driven by increases in potential problem loans across the Corporation's commercial and industrial and CRE-investor portfolios, which were partially offset by a decrease in PPP loans. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•For the year ended December 31, 2021, net charge offs decreased $77 million, or 76%, from December 31, 2020, primarily driven by decreased charge off amounts in the commercial and industrial portfolio, due to better performance within the remaining oil and gas portfolio, as well as lower charge offs in the CRE-investor portfolio. See Tables 14 and 15 for additional information regarding the activity in the ACLL.
•Total nonaccrual loans decreased $80 million, or 38%, from December 31, 2020, primarily driven by decreases in nonaccrual commercial and industrial, over half of the decrease was due to better performance within the remaining oil and gas portfolio, and CRE-investor loans, stemming in part from the economic recovery seen throughout 2021. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
Management believes the level of ACLL to be appropriate at December 31, 2021.
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
Table 16 Investment Securities Portfolio

	At December 31,
($ in Thousands)	2021	% of Total	2020	% of Total	2019	% of Total
Investment securities AFS
Amortized cost
U.S. Treasury securities	$124,291	3%	$26,436	1%	$—	—%
Agency securities	15,000	—%	24,985	1%	—	—%
Obligations of state and political subdivisions (municipal securities)	381,517	9%	425,057	14%	529,908	16%
Residential mortgage-related securities
FNMA / FHLMC	2,709,399	62%	1,448,806	48%	131,158	4%
GNMA	66,189	2%	231,364	8%	982,941	30%
Private-label	332,028	8%	—	—%	—	—%
Commercial mortgage-related securities
FNMA / FHLMC	357,240	8%	19,654	1%	19,929	1%
GNMA	165,439	4%	511,429	17%	1,314,836	40%
Asset backed securities
FFELP	177,974	4%	329,030	11%	270,178	8%
SBA	6,594	—%	8,637	—%	—	—%
Other debt securities	3,000	—%	3,000	—%	3,000	—%
Total amortized cost	$4,338,671	100%	$3,028,399	100%	$3,251,950	100%
Fair value
U.S. Treasury securities	$122,957	3%	$26,531	1%	$—	—%
Agency securities	14,897	—%	25,038	1%	—	—%
Obligations of state and political subdivisions (municipal securities)	400,457	9%	450,662	15%	546,160	17%
Residential mortgage-related securities
FNMA / FHLMC	2,691,879	62%	1,461,241	47%	132,660	4%
GNMA	67,780	2%	235,537	8%	985,139	30%
Private-label	329,724	8%	—	—%	—	—%
Commercial mortgage-related securities
FNMA / FHLMC	350,623	8%	22,904	1%	21,728	1%
GNMA	166,799	4%	524,756	17%	1,310,207	40%
Asset backed securities
FFELP	177,325	4%	327,189	11%	263,693	8%
SBA	6,580	—%	8,584	—%	—	—%
Other debt securities	2,994	—%	3,000	—%	3,000	—%
Total fair value and carrying value	$4,332,015	100%	$3,085,441	100%	$3,262,586	100%
Net unrealized holding gains (losses)	$(6,656)		$57,043		$10,636

Table 16 Investment Securities Portfolio (continued)

	At December 31,
($ in Thousands)	2021	% of Total	2020	% of Total	2019	% of Total
Investment securities HTM
Amortized cost
U.S. Treasury securities	$1,000	—%	$999	—%	$999	—%
Obligations of state and political subdivisions (municipal securities)	1,628,759	73%	1,441,900	77%	1,418,569	64%
Residential mortgage-related securities
FNMA / FHLMC	34,347	2%	54,599	3%	81,676	4%
GNMA	48,053	2%	114,553	6%	269,523	12%
Commercial mortgage-related securities
FNMA/FHLMC	425,937	19%	11,211	1%	—	—%
GNMA	100,907	5%	255,742	14%	434,317	20%
Total amortized cost and carrying value	$2,239,003	100%	$1,879,005	100%	$2,205,083	100%
Fair value
U.S. Treasury securities	$1,001	—%	$1,024	—%	$1,018	—%
Obligations of state and political subdivisions (municipal securities)	1,739,988	74%	1,575,445	78%	1,487,227	65%
Residential mortgage-related securities
FNMA / FHLMC	36,139	2%	57,490	3%	83,420	4%
GNMA	49,631	2%	118,813	6%	270,296	12%
Commercial mortgage-related securities
FNMA/FHLMC	419,400	18%	11,211	1%	—	—%
GNMA	102,506	4%	264,960	13%	434,503	19%
Total fair value	$2,348,664	100%	$2,028,943	100%	$2,276,465	100%
Net unrealized holding gains (losses)	$109,662		$149,938		$71,381
Equity securities
Equity securities carrying value and fair value	$18,352	100%	$15,106	100%	$15,090	100%
At December 31, 2021, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity.
The Corporation did not recognize any credit-related write-downs to the allowance for credit losses on investments during 2021 or 2020, or any other than temporary impairment write-downs in 2019. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 3 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
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
Private Label Residential Mortgage-Related Securities: Private label residential mortgage-related securities are the most senior AAA-rated tranche CMO securities issued by a non-agency sponsor and collateralized by Prime Jumbo residential mortgage loans.
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
Equity Securities
Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds.
Equity Securities without Readily Determinable Fair Values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of Visa Class B restricted shares that the Corporation received in 2008 as part of Visa's initial public offering as well as additional Visa Class B restricted shares that were acquired during the acquisition of First Staunton during the first quarter of 2020.
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

Table 17 Investment Securities Portfolio Maturity Distribution(a)

	December 31, 2021
($ in Thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
AFS securities
U. S. Treasury securities
After one but within five years	$34,516	$34,022	0.84%
After five years but within ten years	89,775	88,935	1.22%
Total U. S. Treasury securities	$124,291	$122,957	1.11%
Agency securities
After one but within five years	$15,000	$14,897	0.91%
Total agency securities	$15,000	$14,897	0.91%
Obligations of state and political subdivisions (municipal securities)
Within one year	$5,799	$5,810	3.38%
After one but within five years	22,733	23,228	3.39%
After five years but within ten years	315,570	330,007	3.24%
After ten years	37,416	41,412	4.27%
Total obligations of state and political subdivisions (municipal securities)	$381,517	$400,457	3.35%
Agency residential mortgage-related securities
Within one year	$2,371	$2,385	2.41%
After one but within five years	1,344,549	1,340,493	1.32%
After five years but within ten years	602,003	598,577	1.38%
After ten years	826,666	818,204	1.92%
Total agency residential mortgage-related securities	$2,775,589	$2,759,659	1.51%
Private-label residential mortgage-related securities
After one but within five years	$262,180	$259,980	2.26%
After five years but within ten years	69,848	69,744	2.43%
Total private-label residential mortgage-related securities	$332,028	$329,724	2.30%
Agency commercial mortgage-related securities
Within one year	$30,683	$30,902	2.42%
After one but within five years	148,374	149,090	2.19%
After five years but within ten years	343,622	337,431	1.47%
Total agency commercial mortgage-related securities	$522,679	$517,423	1.73%
Asset backed securities
Within one year	$114	$114	3.13%
After one but within five years	34,225	33,865	1.04%
After five years but within ten years	150,229	149,926	0.83%
Total asset backed securities	$184,568	$183,905	0.87%
Other debt securities
Within one year	$1,000	$999	2.82%
After one but within five years	2,000	1,995	1.33%
Total other debt securities	$3,000	$2,994	1.83%
Total AFS securities	$4,338,671	$4,332,015	1.72%

Table 17 Investment Securities Portfolio Maturity Distribution (continued) (a)

	December 31, 2021
($ in Thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
HTM securities
U. S. Treasury securities
Within one year	$1,000	$1,001	2.56%
Total U. S. Treasury securities	$1,000	$1,001	2.56%
Obligations of state and political subdivisions (municipal securities)
Within one year	$33,646	$33,842	3.66%
After one but within five years	34,697	35,820	3.37%
After five years but within ten years	161,627	167,967	3.69%
After ten years	1,398,789	1,502,359	3.72%
Total obligations of state and political subdivisions (municipal securities)	$1,628,759	$1,739,988	3.71%
Agency residential mortgage-related securities
Within one year	$2,521	$2,602	2.10%
After one but within five years	67,770	70,515	2.78%
After five years but within ten years	5,218	5,437	3.19%
After ten years	6,891	7,216	3.53%
Total agency residential mortgage-related securities	$82,400	$85,770	2.85%
Agency commercial mortgage-related securities
Within one year	$37	$37	2.12%
After one but within five years	100,870	102,469	2.28%
After five years but within ten years	276,533	273,173	2.04%
After ten years	149,404	146,226	2.11%
Total agency commercial mortgage-related securities	$526,844	$521,905	2.10%
Total HTM securities	$2,239,003	$2,348,664	3.30%

Equity securities
Equity securities with readily determinable fair values	$4,810	$4,810	—%
Equity securities without readily determinable fair values	13,542	13,542	—%
Total equity securities	$18,352	$18,352	—%
(a) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(b) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.
Analysis of Deposits and Funding
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 18 Period End Deposit and Customer Funding Composition

	As of December 31,
($ in Thousands)	2021	2020	2019
Noninterest-bearing demand	$8,504,077	$7,661,728	$5,450,709
Savings	4,410,198	3,650,085	2,735,036
Interest-bearing demand	7,019,782	6,090,869	5,329,717
Money market	7,185,111	7,322,769	7,640,798
Brokered CDs	—	—	5,964
Other time deposits	1,347,262	1,757,030	2,616,839
Total deposits	28,466,430	26,482,481	23,779,064
Customer funding(a)	354,142	245,247	103,113
Total deposits and customer funding	$28,820,572	$26,727,727	$23,882,177
Network transaction deposits(b)	$766,965	$1,197,093	$1,336,286
Brokered CDs	—	—	5,964
Total network and brokered funding	766,965	1,197,093	1,342,250
Net deposits and customer funding (total deposits and customer funding, excluding Brokered CDs and network transaction deposits)	$28,053,607	$25,530,634	$22,539,927
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.

•Total deposits, which are the Corporation's largest source of funds, increased $2.0 billion, or 7%, from December 31, 2020 driven by a change in customer savings habits and government stimulus in response to the pandemic.
•Time deposits decreased $410 million, or 23%, from December 31, 2020 due to maturing higher priced time deposits rolling off.
•Included in the above amounts were $767 million of network deposits, primarily sourced from other financial institutions and intermediaries. These account for 3% of the Corporation's total deposits at December 31, 2021. Network deposits decreased $430 million, or 36%, from December 31, 2020.
Table 19 Maturity Distribution – Uninsured Time Deposits

($ in Thousands)	December 31, 2021
Three months or less	$50,090
Over three months through six months	46,106
Over six months through twelve months	22,327
Over twelve months	9,826
Total	$128,350
Selected period end deposit information is detailed in Note 8 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2021. See Table 2 for additional information on average deposit balances and deposit rates.
Other Funding Sources
Short-Term Funding: Short-term funding is comprised of federal funds purchased, securities sold under agreements to repurchase, and commercial paper. Many short-term funding sources are expected to be reissued and, therefore, do not represent an immediate need for cash. Short-term funding sources at December 31, 2021 were $354 million, an increase of $102 million from December 31, 2020.
Long-Term Funding: Long-term funding is comprised of long-term FHLB advances (with original contractual maturities greater than one year), senior notes, subordinated notes, and finance leases. Long-term funding at December 31, 2021 was $1.9 billion, a decrease of $312 million from December 31, 2020. The decrease in long-term funding is due to the redemption of the Bank senior notes on July 13, 2021, the initial redemption date under the terms of the notes.
See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on short-term and long-term funding. See Table 2 for additional information on average funding and rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at December 31, 2021, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 20 Contractual Obligations and Other Commitments(a)

($ in Thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	8	$1,055,614	$243,820	$47,823	$5	$1,347,262
Short-term funding	9	354,262	—	—	—	354,262
FHLB advances	9	11,759	2,885	1,005,028	601,375	1,621,047
Other long-term funding	9	140	22	249,161	—	249,324
Operating leases	7	6,494	10,402	6,997	7,452	31,345
Commitments to extend credit	14 & 16	5,350,135	3,613,885	1,889,106	240,026	11,093,152
Total		$6,778,405	$3,871,014	$3,198,116	$848,858	$14,696,393
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2021, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of December 31, 2021, the Bank had $3.8 billion available for future funding needs. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2021, the Bank had $761 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $35 million was outstanding at December 31, 2021.
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
Based on contractual obligations and ongoing operations, the Corporation's sources of liquidity are sufficient to meet present and future liquidity needs. See Table 20 for information about the Corporation's contractual obligations and other commitments.
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at December 31, 2021 are displayed below:
Table 21 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	—
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	—
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable
For the year ended December 31, 2021, net cash provided by operating and financing activities was $530 million and $1.4 billion, respectively, while investing activities used net cash of $1.6 billion, for a net increase in cash and cash equivalents of $309 million since year-end 2020. During 2021, total assets increased to $35.1 billion, up $1.7 billion compared to year-end 2020, primarily due to an increase of $1.6 billion in total investment securities, which was driven by the deployment of cash into higher yielding assets. On the funding side, deposits increased $2.0 billion, mainly driven by increases in demand deposits and savings deposits of $1.8 billion and $760 million, respectively. Additionally, total short and long-term funding was down $210 million. The decrease in funding was primarily driven by the redemption of the Bank's senior notes on July 13, 2021.
For the year ended December 31, 2020, net cash provided by operating and financing activities was $550 million and $371 million, respectively, while investing activities used net cash of $794 million, for a net increase in cash and cash equivalents of $127 million since year-end 2019. During 2020, total assets increased to $33.4 billion, up $1.0 billion compared to year-end 2019, primarily due to an increase of $1.6 billion in loans. The increase was primarily driven by PPP loan originations, growth in CRE loans, and loans acquired as a result of the First Staunton acquisition. On the funding side, deposits increased $2.7 billion, mainly driven by customers holding proceeds from government stimulus programs in their deposit accounts, while funding, including short-term, long-term, and FHLB advances, was down $1.8 billion. The decrease in funding was primarily driven by the prepayment of $950 million of long-term FHLB advances and the paydown of $520 million of short-term FHLB advances.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during 2021.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at December 31, 2021.
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
A positive NII and EAR sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset-based income will increase more quickly than liability based expense due to the balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.
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
Table 22 Estimated % Change in Rate Sensitive EAR Over 12 Months

	Dynamic Forecast December 31, 2021	Static Forecast December 31, 2021	Dynamic Forecast December 31, 2020	Static Forecast December 31, 2020
Gradual Rate Change
100 bp increase in interest rates	5.0%	5.4%	6.2%	6.3%
200 bp increase in interest rates	10.6%	11.7%	12.8%	12.7%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis. Whereas, NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Unlike the NII simulation, MVE uses instantaneous changes in rates. Additionally, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2021, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates.
Table 23 Market Value of Equity Sensitivity

	December 31, 2021	December 31, 2020
Instantaneous Rate Change
100 bp increase in interest rates	(1.8)%	1.9%
200 bp increase in interest rates	(3.7)%	2.8%
In the current rate environment, an increase in rates would result in a decrease in MVE versus an increase in 2020. The growth of our investment securities portfolio was the main driver of the change. Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates.

The above NII, EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
In 2014, the Financial Stability Oversight Council and Financial Stability Board raised concerns about the reliability and robustness of LIBOR and called for the development of alternative interest rate benchmarks. The ARRC, through authority from the Federal Reserve, has selected the SOFR as the alternative rate and developed a paced transition plan which addresses the risk that LIBOR may not exist beyond June 2023.
As part of the Corporation's efforts to limit exposure to LIBOR based loans, performing borrowers can modify or refinance their residential mortgage loans to a fixed interest rate or an adjustable rate mortgage tied to the one-year treasury adjusted to a constant maturity of one-year with an appropriate margin. This provides the Bank and borrower with greater certainty around the loan structure. The Bank has not booked a LIBOR adjustable rate mortgage since the first quarter of 2020.
Additionally, the Corporation has been monitoring its volume of commercial credits tied to LIBOR. In 2021, the Corporation began prioritizing SOFR, Prime and Ameribor as the preferred alternative reference rates with plans to cease booking LIBOR based commitments after the end of 2021. Loans with a maturity after June 2023 are being reviewed and monitored to ensure there is appropriate fallback language in place when LIBOR is no longer published. Loans with a maturity date before that time should naturally mature and be re-underwritten with an appropriate alternative index rate.
As of December 31, 2021, the notional amount of our LIBOR-referenced interest rate derivative contracts was $7.0 billion.
The following table summarizes the outstanding LIBOR loan exposures at December 31, 2021 and the exposures based upon loan maturity at June 30, 2023.
Table 24 LIBOR Loan Exposure

	December 31, 2021		June 30, 2023
Outstanding LIBOR Loan Commitments	Balance	Commitment	Contractual Commitment(a)
Commercial and industrial(b)	$2,621,076	$5,966,356	$1,680,370
Commercial real estate - owner occupied	436,256	477,352	383,351
Commercial and business lending	3,057,332	6,443,708	2,063,720
Commercial real estate - investor	3,138,568	3,420,456	2,249,849
Real estate construction	1,181,921	2,895,912	1,900,557
Commercial real estate lending	4,320,489	6,316,368	4,150,406
Total commercial	7,377,821	12,760,076	6,214,126
Residential mortgage	481,998	481,998	481,867
Other consumer	13,446	30,338	5,577
Total consumer	495,444	512,336	487,444
Total	$7,873,265	$13,272,412	$6,701,570
(a) Based on current December 31, 2021 balances not factoring in amortization between December 31, 2021 and June 30, 2023.
(b) Includes asset-based lending

Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At December 31, 2021, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 25 Capital Ratios

	As of December 31,
($ in Thousands)	2021	2020	2019
Risk-based Capital(a)
CET1	$2,808,289	$2,706,010	$2,480,698
Tier 1 capital	3,001,074	3,058,809	2,736,776
Total capital	3,570,026	3,632,807	3,208,625
Total risk-weighted assets	27,242,735	25,903,415	24,296,382
Modified CECL transitional amount	89,702	117,624	—
CET1 capital ratio	10.31%	10.45%	10.21%
Tier 1 capital ratio	11.02%	11.81%	11.26%
Total capital ratio	13.10%	14.02%	13.21%
Tier 1 leverage ratio	8.83%	9.37%	8.83%
Selected Equity and Performance Ratios
Total stockholders’ equity / total assets	11.47%	12.24%	12.11%
Dividend payout ratio(b)	34.55%	38.50%	35.75%
Return on average assets	1.02%	0.90%	0.99%
Noninterest expense / average assets	2.06%	2.26%	2.40%
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2021.
During the second quarter of 2021, the Corporation redeemed all outstanding Series C Preferred Stock, for $65 million.
During the third quarter of 2021, the Corporation redeemed all outstanding Series D Preferred Stock, for $99 million.

Table 26 Non-GAAP Measures

	At or for the Year Ended December 31,
($ in Thousands)	2021	2020	2019	2018	2017
Selected equity and performance ratios(a)(b)
Tangible common equity / tangible assets	7.86%	7.94%	7.71%	7.04%	7.08%
Return on average equity	8.60%	7.78%	8.44%	9.03%	7.23%
Return on average tangible common equity	12.74%	11.99%	13.21%	14.06%	10.86%
Return on average CET1	12.08%	11.23%	12.59%	13.15%	10.43%
Return on average tangible assets	1.05%	0.93%	1.03%	1.05%	0.81%
Average stockholders' equity / average assets	11.84%	11.51%	11.72%	11.19%	10.77%
Tangible common equity reconciliation(a)
Common equity	$3,831,658	$3,737,421	$3,665,407	$3,524,171	$3,077,514
Goodwill and other intangible assets, net	(1,163,085)	(1,177,554)	(1,264,531)	(1,244,859)	(991,819)
Tangible common equity	$2,668,573	$2,559,867	$2,400,876	$2,279,312	$2,085,695
Tangible assets reconciliation(a)
Total assets	$35,104,253	$33,419,783	$32,386,478	$33,615,122	$30,443,626
Goodwill and other intangible assets, net	(1,163,085)	(1,177,554)	(1,264,531)	(1,244,859)	(991,819)
Tangible assets	$33,941,167	$32,242,230	$31,121,947	$32,370,263	$29,451,807
Average tangible common equity and average CET1 reconciliation(a)(b)
Common equity	$3,789,331	$3,633,259	$3,615,153	$3,505,075	$3,012,704
Goodwill and other intangible assets, net	(1,168,560)	(1,227,561)	(1,256,668)	(1,209,311)	(988,073)
Tangible common equity	2,620,771	2,405,698	2,358,485	2,295,764	2,024,631
Modified CECL transitional amount	102,307	115,052	N/A	N/A	N/A
Accumulated other comprehensive loss (income)	1,234	2,643	68,946	117,408	53,879
Deferred tax assets (liabilities), net	40,011	43,789	46,980	41,747	30,949
Average CET1	$2,764,323	$2,567,182	$2,474,411	$2,454,919	$2,109,459
Average tangible assets reconciliation(a)
Total assets	$34,464,257	$34,265,207	$33,046,604	$33,007,859	$29,467,324
Goodwill and other intangible assets, net	(1,168,560)	(1,227,561)	(1,256,668)	(1,209,311)	(988,073)
Tangible assets	$33,295,697	$33,037,646	$31,789,936	$31,798,548	$28,479,252
Efficiency ratio reconciliation(c)
Federal Reserve efficiency ratio	66.33%	61.76%	65.38%	66.23%	65.97%
Fully tax-equivalent adjustment	(1.04)%	(0.77)%	(0.85)%	(0.71)%	(1.28)%
Other intangible amortization	(0.84)%	(0.80)%	(0.82)%	(0.66)%	(0.18)%
Fully tax-equivalent efficiency ratio	64.47%	60.20%	63.72%	64.87%	64.51%
Provision for unfunded commitments adjustment	0.74%	(0.55)%	0.20%	0.20%	0.09%
Asset gains (losses), net adjustment	0.67%	8.20%	0.14%	—%	(0.07)%
Acquisitions, branch sales, and initiatives	(0.53)%	(5.08)%	(0.60)%	(2.42)%	—%
Adjusted efficiency ratio	65.36%	62.76%	63.47%	62.65%	64.53%

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
Table 27 Selected Segment Financial Data

	Year Ended December 31,			Change From Prior Year
($ in Thousands)	2021	2020	2019	% Change 2020	% Change 2019
Corporate and Commercial Specialty
Total revenue	$570,903	$554,991	$531,876	3%	4%
Provision for credit losses	62,795	59,780	49,341	5%	21%
Noninterest expense	229,444	209,507	233,655	10%	(10)%
Income tax expense	49,772	53,193	47,480	(6)%	12%
Net income	228,891	232,512	201,399	(2)%	15%
Average earning assets	14,591,044	14,247,664	12,836,136	2%	11%
Average loans	14,590,313	14,244,938	12,829,331	2%	11%
Average deposits	9,853,905	9,423,485	9,710,281	5%	(3)%
Average allocated capital (Average CET1)(a)	1,477,890	1,428,291	1,283,231	3%	11%
Return on average allocated capital (ROCET1)(a)	15.49%	16.28%	15.69%	-79 bp	59 bp
Community, Consumer, and Business
Total revenue	$476,978	$535,237	$618,606	(11)%	(13)%
Provision for credit losses	18,138	21,862	18,594	(17)%	18%
Noninterest expense	387,033	429,565	467,086	(10)%	(8)%
Income tax expense	15,080	17,600	27,914	(14)%	(37)%
Net income	56,728	66,210	105,011	(14)%	(37)%
Average earning assets	8,766,754	9,395,680	9,162,911	(7)%	3%
Average loans	8,766,754	9,395,680	9,162,911	(7)%	3%
Average deposits	16,817,803	15,026,889	12,957,467	12%	16%
Average allocated capital (Average CET1)(a)	473,937	533,954	541,992	(11)%	(1)%
Return on average allocated capital (ROCET1)(a)	11.97%	12.40%	19.38%	-43 bp	N/M
Risk Management and Shared Services
Total revenue(b)	$10,338	$186,784	$66,017	(94)%	183%
Provision for credit losses	(168,944)	92,365	(51,935)	N/M	N/M
Noninterest expense (c)	93,446	136,962	93,247	(32)%	47%
Income tax expense (benefit)(d)	20,461	(50,593)	4,325	N/M	N/M
Net income	65,374	8,050	20,379	N/M	(60)%
Average earning assets	7,764,734	7,188,664	7,821,782	8%	(8)%
Average loans	700,913	897,030	1,130,555	(22)%	(21)%
Average deposits	1,021,706	1,557,311	2,067,860	(34)%	(25)%
Average allocated capital (Average CET1)(a)	812,495	604,937	649,188	34%	(7)%
Return on average allocated capital (ROCET1)(a)	8.05%	(1.70)%	0.80%	N/M	N/M
Consolidated Total
Total revenue	$1,058,219	$1,277,012	$1,216,498	(17)%	5%
Return on average allocated capital (ROCET1)(a)	12.08%	11.23%	12.59%	85 bp	-136 bp
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
(c) The Risk Management and Shared Services segment incurred a loss of $45 million on the prepayment of FHLB advances during the third quarter of 2020.
(d) The Corporation recognized $63 million in tax benefits in 2020, primarily driven by corporate restructuring which allowed for the recognition of built in capital losses and tax basis step-up yielding this tax benefit.

Segment Review 2021 Compared to 2020
The Corporate and Commercial Specialty segment consists of lending and deposit solutions to larger businesses, developers, not-for-profits, municipalities, and financial institutions, and the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals and small to mid-sized businesses. During the first quarter of 2021, the Corporation sold its wealth management subsidiary, Whitnell.
•Revenue increased $16 million from the year ended December 31, 2020, primarily driven by higher asset gains on private equity investments and increases in trust and asset management fees, partially offset by lower net interest income.
•Noninterest expense increased $20 million from the year ended December 31, 2020, primarily driven by an increase in the funding of the management incentive plan, partially offset by lower salary expense as a result of having fewer employees.
•Average loan balances increased $345 million from the year ended December 31, 2020, largely due to growth in CRE lending.
The Community, Consumer, and Business segment consists of lending, deposit solutions, and historically offered ancillary financial services, primarily insurance and risk consulting, to individuals and small to mid-sized businesses.
•Revenue decreased $58 million from the year ended December 31, 2020, largely driven by reduced insurance commissions and fees due to the sale of ABRC in 2020, and the lower interest rate environment.
•Noninterest expense decreased $43 million from the year ended December 31, 2020, primarily driven by a decrease in personnel expense as a result of having fewer employees.
•Average deposit balances increased $1.8 billion from the year ended December 31, 2020, largely driven by customers holding higher demand and saving deposit balances.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenue decreased $176 million from the year ended December 31, 2020, primarily driven by a $163 million gain from the sale of ABRC in 2020.
•Provision for credit losses decreased $261 million from the year ended December 31, 2020, as a result of improving credit quality within the loan portfolio and the impact of a more positive economic forecast model as the COVID-19 pandemic became less uncertain.
•Noninterest expense decreased $44 million from the year ended December 31, 2020, primarily due to a $45 million loss on the prepayment of FHLB advances in 2020.
•Income tax expense increased $71 million from the year ended December 31, 2020, primarily driven by corporate restructuring which allowed for the recognition of built in capital losses and tax basis step-up yielding a tax benefit of $63 million, partially offset by the gain on sale of ABRC in 2020.
•Average earning assets increased $576 million from the year ended December 31, 2020, driven by elevated liquidity.
•Average deposits decreased $536 million from the year ended December 31, 2020, primarily driven by a decrease in higher cost network deposit accounts.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the ACLL and MSRs valuation.
The consolidated financial statements of the Corporation are prepared in conformity with U.S. GAAP and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following estimates are both important to the portrayal of the Corporation’s financial condition and results of operations and require subjective or complex judgments and, therefore, management considers the following to be critical accounting estimates. The critical accounting estimates are discussed directly with the Audit Committee of the Corporation’s Board of Directors.
Allowance for Credit Losses on Loans: Management’s evaluation process used to determine the appropriateness of the ACLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. The Corporation uses Moody's baseline economic forecast within its model. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. The Corporation believes the level of the ACLL is appropriate. See Note 1 Summary of Significant Accounting Policies and Note 4 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses on Loans section.
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
To better understand the sensitivity of the impact of prepayment speeds and refinance rates on the value of the MSRs asset at December 31, 2021, (holding all other factors unchanged), if refinance rates were to decrease 50 bp, the estimated value of the MSRs asset would have been $9 million, or 16%, lower. Conversely, if refinance rates were to increase 50 bp, the estimated value of the MSRs asset would have been $10 million, or 18%, higher. However, the Corporation’s potential recovery recognition due to valuation improvement is limited to the balance of the MSRs valuation reserve, which was $2 million at December 31, 2021. The potential recovery recognition is constrained as the Corporation has elected to use the amortization method of accounting (rather than fair value measurement accounting). Under the amortization method, MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value. Therefore, the MSRs asset may only be marked up to the extent of the previously recognized valuation reserve. The Corporation believes the MSRs asset is properly recorded on the consolidated balance sheets. See Note 1 Summary of Significant Accounting Policies and Note 5 Goodwill and Other Intangible Assets of the notes to consolidated financial statements.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	December 31,
(In Thousands, except share and per share data)	2021	2020
Assets
Cash and due from banks	$343,831	$416,154
Interest-bearing deposits in other financial institutions	681,684	298,759
Federal funds sold and securities purchased under agreements to resell	—	1,135
Investment securities AFS, at fair value	4,332,015	3,085,441
Investment securities HTM, net, at amortized cost	2,238,947	1,878,938
Equity securities	18,352	15,106
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	168,281	168,280
Residential loans held for sale	136,638	129,158
Loans	24,224,949	24,451,724
Allowance for loan losses	(280,015)	(383,702)
Loans, net	23,944,934	24,068,022
Tax credit and other investments	293,733	297,232
Premises and equipment, net	385,173	418,914
Bank and corporate owned life insurance	680,021	679,647
Goodwill	1,104,992	1,109,300
Other intangible assets, net	58,093	68,254
Mortgage servicing rights, net	54,862	41,961
Interest receivable	80,528	90,263
Other assets	582,168	653,219
Total assets	$35,104,253	$33,419,783
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$8,504,077	$7,661,728
Interest-bearing deposits	19,962,353	18,820,753
Total deposits	28,466,430	26,482,481
Federal funds purchased and securities sold under agreements to repurchase	319,532	192,971
Commercial paper	34,730	59,346
FHLB advances	1,621,047	1,632,723
Other long-term funding	249,324	549,465
Allowance for unfunded commitments	39,776	47,776
Accrued expenses and other liabilities	348,560	364,088
Total liabilities	31,079,399	29,328,850
Stockholders’ Equity
Preferred equity	193,195	353,512
Common equity
Common stock	1,752	1,752
Surplus	1,713,851	1,720,329
Retained earnings	2,672,601	2,458,920
Accumulated other comprehensive income (loss)	(10,317)	12,618
Treasury stock, at cost	(546,229)	(456,198)
Total common equity	3,831,658	3,737,421
Total stockholders’ equity	4,024,853	4,090,933
Total liabilities and stockholders’ equity	$35,104,253	$33,419,783
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	364,458
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	149,342,641	153,540,224
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, except per share data)	2021	2020	2019
Interest income
Interest and fees on loans	$693,729	$785,241	$998,099
Interest and dividends on investment securities
Taxable	37,916	59,806	100,304
Tax-exempt	58,710	58,320	57,565
Other interest	7,833	9,473	16,643
Total interest income	798,189	912,840	1,172,610
Interest expense
Interest on deposits	18,622	67,639	237,286
Interest on federal funds purchased and securities sold under agreements to repurchase	143	485	1,579
Interest on other short-term funding	22	51	138
Interest on PPPLF	—	1,984	—
Interest on FHLB advances	36,493	57,359	69,816
Interest on long-term funding	17,053	22,365	28,116
Total interest expense	72,334	149,883	336,936
Net interest income	725,855	762,957	835,674
Provision for credit losses	(88,011)	174,006	16,000
Net interest income after provision for credit losses	813,866	588,950	819,674
Noninterest income
Wealth management fees	89,854	84,957	83,467
Service charges and deposit account fees	64,406	56,307	63,135
Card-based fees	43,014	38,534	39,755
Other fee-based revenue	17,086	19,238	18,942
Capital markets, net	30,602	27,966	19,862
Mortgage banking, net	50,751	45,580	31,878
Bank and corporate owned life insurance	13,254	13,771	14,845
Insurance commissions and fees	336	45,245	89,104
Asset gains, net(a)	11,009	155,589	2,713
Investment securities gains (losses), net	(16)	9,222	5,957
Gains on sale of branches, net(b)	1,038	7,449	—
Other	11,031	10,200	11,165
Total noninterest income	332,364	514,056	380,824
Noninterest expense
Personnel	426,687	432,151	487,063
Technology	81,689	81,214	82,429
Occupancy	63,513	64,064	62,399
Business development and advertising	21,149	18,428	29,600
Equipment	21,104	21,705	23,550
Legal and professional	21,923	21,546	19,901
Loan and foreclosure costs	8,143	12,600	8,861
FDIC assessment	18,150	20,350	16,250
Other intangible amortization	8,844	10,192	9,948
Loss on prepayments of FHLB advances	—	44,650	—
Other	38,721	49,135	53,986
Total noninterest expense	709,924	776,034	793,988
Income before income taxes	436,307	326,972	406,509
Income tax expense	85,313	20,200	79,720
Net income	350,994	306,771	326,790
Preferred stock dividends	17,111	18,358	15,202
Net income available to common equity	$333,883	$288,413	$311,587
Earnings per common share
Basic	$2.20	$1.87	$1.93
Diluted	$2.18	$1.86	$1.91
Average common shares outstanding
Basic	150,773	153,005	160,534
Diluted	151,987	153,642	161,932
Numbers may not sum due to rounding.
(a) The year ended December 31, 2020 includes a gain of $163 million from the sale of ABRC.
(b) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Net income	$350,994	$306,771	$326,790
Other comprehensive income (loss), net of tax
Investment securities AFS
Net unrealized gains (losses)	(63,714)	55,628	111,592
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,551	3,359	895
Reclassification adjustment for net losses (gains) realized in net income	16	(9,222)	(5,957)
Income tax (expense) benefit	15,557	(12,429)	(26,898)
Other comprehensive income (loss) on investment securities AFS	(46,591)	37,336	79,631
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(148)	(148)	(148)
Plan amendments	1,494	—	—
Net actuarial gain	25,519	7,780	16,296
Amortization of actuarial loss	4,594	3,897	476
Income tax (expense)	(7,803)	(3,064)	(4,465)
Other comprehensive income on pension and postretirement obligations	23,656	8,465	12,158
Total other comprehensive income (loss)	(22,935)	45,801	91,789
Comprehensive income	$328,059	$352,572	$418,579
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2018	264	$256,716	175,216	$1,752	$1,712,615	$2,181,414	$(124,972)	$(246,638)	$3,780,888
Comprehensive income:
Net income	—	—	—	—	—	326,790	—	—	326,790
Other comprehensive income	—	—	—	—	—	—	91,789	—	91,789
Comprehensive income									$418,579
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(21,038)	—	—	32,254	11,216
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(177,484)	(177,484)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(8,592)	(8,592)
Cash dividends:
Common stock, $0.69 per share	—	—	—	—	—	(111,804)	—	—	(111,804)
Preferred stock(a)	—	—	—	—	—	(15,202)	—	—	(15,202)
Stock-based compensation expense, net	—	—	—	—	24,854	—	—	—	24,854
Other	—	—	—	—	—	(331)	—	—	(331)
Balance, December 31, 2019	264	$256,716	175,216	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(98,337)	—	—	(98,337)
Total shareholder's equity at beginning of period, as adjusted	264	$256,716	175,216	$1,752	$1,716,431	$2,282,530	$(33,183)	$(400,460)	$3,823,787
Comprehensive income:
Net income	—	—	—	—	—	306,771	—	—	306,771
Other comprehensive income	—	—	—	—	—	—	45,801	—	45,801
Comprehensive income									$352,572
Issuance of preferred stock	100	96,796	—	—	—	—	—	—	96,796
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(17,663)	—	—	21,629	3,966
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,113)	(6,113)
Cash dividends:
Common stock, $0.72 per share	—	—	—	—	—	(112,023)	—	—	(112,023)
Preferred stock(b)	—	—	—	—	—	(18,358)	—	—	(18,358)
Stock-based compensation expense, net	—	—	—	—	21,561	—	—	—	21,561
Balance, December 31, 2020	364	$353,512	175,216	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income:
Net income	—	—	—	—	—	350,994	—	—	$350,994
Other comprehensive (loss)	—	—	—	—	—	—	(22,935)	—	(22,935)
Comprehensive income									$328,059
Redemption of preferred stock	(164)	(160,317)	—	—	—	(4,141)	—	—	(164,458)
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(22,069)	—	—	47,771	25,702
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(132,955)	(132,955)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(4,847)	(4,847)
Cash dividends:
Common stock, $0.76 per share	—	—	—	—	—	(116,061)	—	—	(116,061)
Preferred stock(c)	—	—	—	—	—	(17,111)	—	—	(17,111)
Stock-based compensation expense, net	—	—	—	—	15,591	—	—	—	15,591
Balance, December 31, 2021	200	$193,195	175,216	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Numbers may not sum due to rounding.
(a) Series C, $1.53125 per share; Series D, $1.34375 per share; and Series E, $1.46875 per share.
(b) Series C, $1.53125 per share; Series D, $1.34375 per share; and Series E, $1.46875 per share; and Series F, $0.7881181 per share.
(c) Series C, $0.70252 per share; Series D, $0.95613 per share; Series E, $1.46875 per share; and Series F, $1.40625 per share.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$350,994	$306,771	$326,790
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(88,011)	174,006	16,000
Depreciation and amortization	46,508	50,567	58,149
Addition to (recovery of) valuation allowance on mortgage servicing rights, net	(16,186)	17,704	63
Amortization of mortgage servicing rights	19,436	22,664	12,432
Amortization of other intangible assets	8,844	10,192	9,948
Amortization and accretion on earning assets, funding, and other, net	15,088	25,028	23,573
Net amortization of tax credit investments	34,070	25,556	20,062
Losses (gains) on sales of investment securities, net	16	(9,222)	(5,957)
Asset (gains), net	(11,009)	(155,589)	(2,713)
(Gains) on sale of branches, net	(1,038)	(7,449)	—
(Gain) on mortgage banking activities, net	(39,106)	(59,379)	(20,120)
Mortgage loans originated for sale	(1,749,556)	(1,642,135)	(1,090,792)
Proceeds from sales of mortgage loans held for sale	1,774,791	1,959,571	1,317,077
Changes in certain assets and liabilities
Decrease in interest receivable	9,735	933	7,595
Increase (decrease) in interest payable	(10,675)	(11,385)	2,495
Increase (decrease) in accrued expenses	24,645	(29,057)	723
Increase (decrease) in derivative position	120,418	(113,760)	(102,966)
Increase (decrease) in net income tax position	(13,931)	(47,268)	43,908
Net change in other assets and other liabilities	54,520	32,270	(42,005)
Net cash provided by operating activities	529,551	550,020	574,260
Cash Flows from Investing Activities
Net decrease (increase) in loans	198,631	(1,640,524)	(137,990)
Purchases of
AFS securities	(2,746,994)	(1,648,938)	(460,124)
HTM securities	(622,485)	(125,480)	(423,682)
Federal Home Loan Bank and Federal Reserve Bank stocks	(10)	(84,152)	(246,836)
Premises, equipment, and software	(52,281)	(54,682)	(67,459)
Other intangibles	—	(200)	—
Proceeds from
Sales of AFS securities	158,743	626,283	1,367,476
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks	—	144,000	270,023
Prepayments, calls, and maturities of AFS investment securities	1,216,657	1,343,056	561,659
Prepayments, calls, and maturities of HTM investment securities	299,761	449,078	260,510
Sales, prepayments, calls and maturities of other assets	29,833	27,964	10,250
Net cash received in sale of subsidiary	2,415	256,511	—
Net change in tax credit and alternative investments	(68,455)	(55,134)	(67,632)
Net cash (paid) received in acquisitions	—	(31,518)	551,250
Net cash provided by (used in) investing activities	(1,584,186)	(793,737)	1,617,446
Cash Flows from Financing Activities
Net increase (decrease) in deposits	2,015,423	2,497,378	(1,842,748)
Net decrease in deposits due to branch sales	(31,083)	(222,878)	—
Net increase (decrease) in short-term funding	101,946	(238,655)	308,039
Net (decrease) in short-term FHLB advances	—	(520,000)	(380,000)
Repayment of long-term FHLB advances	(18,437)	(1,040,972)	(764,657)
Proceeds from long-term FHLB advances	6,950	4,215	751,573
Redemption of Corporation's senior notes	(300,000)	—	(250,000)
Repayment of finance lease principal	(965)	(1,081)	(1)
Proceeds from issuance of preferred stock	—	96,796	—
Proceeds from issuance of common stock for stock-based compensation plans	25,702	3,966	11,216
Purchase of treasury stock, open market purchases	(132,955)	(71,255)	(177,484)
Purchase of treasury stock, stock-based compensation plans	(4,847)	(6,113)	(8,592)
Redemption of preferred stock	(164,458)	—	—
Cash dividends on common stock	(116,061)	(112,023)	(111,804)
Cash dividends on preferred stock	(17,111)	(18,358)	(15,202)
Net cash provided by (used in) financing activities	1,364,102	371,020	(2,479,660)
Net increase (decrease) in cash and cash equivalents	309,467	127,304	(287,954)
Cash and cash equivalents at beginning of period	716,048	588,744	876,698
Cash and cash equivalents at end of period(a)	$1,025,515	$716,048	$588,744
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero in 2021 and 2020. In 2019, restricted cash was $189 million, included in cash and cash equivalents at end of period.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Supplemental disclosures of cash flow information
Cash paid for interest	$81,604	$159,291	$332,919
Cash paid for income and franchise taxes	57,728	17,734	41,131
Loans and bank premises transferred to OREO	35,553	19,261	10,513
Capitalized mortgage servicing rights	16,151	13,667	11,606
Loans transferred into held for sale from portfolio, net	6,010	264,570	313,570
Transfer of HTM securities to AFS securities (adoption of ASU 2019-04)	—	—	692,414
Unsettled trades to purchase securities	4,459	—	—
Acquisitions
Fair value of assets acquired, including cash and cash equivalents	—	456,480	695,848
Fair value ascribed to goodwill and intangible assets	—	23,548	29,837
Fair value of liabilities assumed	—	480,028	725,764
Common stock issued in acquisition	—	—	(79)
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
December 31, 2021, 2020, and 2019
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
Basis of Financial Statement Presentation
The consolidated financial statements include the accounts of the Parent Company and its subsidiaries. Investments in unconsolidated entities (none of which are considered to be variable interest entities in which the Corporation is the primary beneficiary) are accounted for using the cost method of accounting when the Corporation has determined that the cost method is appropriate. Investments not meeting the criteria for cost method accounting are accounted for using the equity method of accounting. Investments in unconsolidated entities are included in tax credit and other investments on the consolidated balance sheets, and the Corporation’s share of income or loss is recorded in other noninterest income, while distributions in excess of the investment are recorded in asset gains, net.
All significant intercompany balances and transactions have been eliminated in consolidation.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the ACLL and MSRs valuation. Management has evaluated subsequent events for potential recognition or disclosure. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
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
Purchased performing loans are recorded at fair value, including credit, interest, and liquidity discounts. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no gross up to the allowance for loan loss and the corresponding loan, but instead provision for credit losses is recorded against the allowance for loan loss. See Note 2 for additional information on the Corporation's acquisitions.
Investment Securities
Securities are classified as HTM, AFS, or equity on the consolidated balance sheets at the time of purchase. Investment securities classified as HTM, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as AFS, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of OCI. Investment securities classified as equity securities are carried at fair value with changes in fair value immediately reflected in the consolidated statements of income. Any decision to sell AFS securities would be based on various factors, including, but not limited to, asset / liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Realized gains or losses on investment security sales (using specific identification method) are included in investment securities gains (losses), net, on the consolidated statements of income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield.
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
Commercial Loans Held for Sale: Commercial loans held for sale are carried at LOCOM. The estimated fair value is based on a discounted cash flow analysis.
Loans
Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal balances, net of any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the effective interest method. An ACLL is established for estimated credit losses in the loan portfolio. See Allowance for Credit Losses on Loans below for further policy discussion. See Note 4 for additional information on loans.

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
While a loan is in nonaccrual status, some or all of the cash interest payments received may be treated as interest income on a cash basis as long as the remaining recorded investment in the loan (i.e., after charge off of identified losses, if any) is deemed to be fully collectible. The determination as to the ultimate collectability of the loan's remaining recorded investment must be supported by a current, well documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained repayment performance, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A sustained period of repayment performance generally would be a minimum of six months. See Note 4 for additional information on nonaccrual loans.
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
Allowance for Credit Losses on Loans: The Corporation adopted ASU 2016-13 on January 1, 2020. As a result, the allowance for loan losses is now a reserve for estimated lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimate of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. The Corporation estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of these loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb the expected lifetime losses in the loan portfolio.
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
Management individually analyzes loans that do not share similar risk characteristics to other loans in the portfolio. Management has determined that commercial loan relationships that have nonaccrual status or commercial and retail loans that have had their terms restructured in a TDR meet this definition. Probable TDRs are loans the Corporation has reviewed individually to determine whether there is a high likelihood that the loans will default and will require restructuring in the near future. Probable TDRs could be classified as Pass, Special Mention, Potential Problem or Nonaccrual within the Corporation's credit quality analysis depending on the specific circumstances surrounding the individual credits. Accrued interest receivable on loans is excluded from the estimate of credit losses. The ACLL attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of expected loan loss is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity, auto, and other consumer, are collectively evaluated for impairment.
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
Prior to the adoption of ASU 2016-13 on January 1, 2020, the allowance for loan loss was recorded at a level deemed by management to be able to absorb probable losses inherent in the loan portfolio at the balance sheet date. Under this incurred loss methodology several factors were evaluated including, but not limited to ongoing loan grading, historical loan losses and delinquency experience, and other qualitative factors.
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
Goodwill and Intangible Assets
Goodwill and Other Intangible Assets: The excess of the cost of an acquisition over the fair value of the net assets acquired consists primarily of goodwill and CDIs. CDIs have estimated finite lives and are amortized on a straight-line basis to expense over a 10-year period. The Corporation reviews long-lived assets and certain identifiable intangibles for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in which case an impairment charge would be recorded.
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
It is the Corporation’s policy to provide for uncertainty in income taxes as a part of income tax expense based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2021 and 2020, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. To the extent the Corporation prevails in matters for which a liability for an unrecognized tax benefit was established or is required to pay amounts in excess of the liability established, the Corporation’s effective tax rate in a given financial statement period may be impacted. See Note 13 for additional information on income taxes.
Derivative and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. Amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. For a derivative designated as a free-standing derivative instrument, changes in fair value are reported in capital markets, net on the consolidated statements of income. The free-standing derivative instruments included: interest rate risk management, commodity hedging, and foreign currency exchange solutions.
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
Securities Sold Under Agreement to Repurchase
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. These repurchase agreements are accounted for as collateralized financing arrangements (i.e., secured borrowings whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default (e.g., fails to make an interest payment to the counterparty) and not as a sale and subsequent repurchase of securities (i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities). The obligation to repurchase the securities is reflected as a liability within federal funds purchased and securities sold under agreements to repurchase on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. See Note 9 for additional information on repurchase agreements.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in net unrealized gain / loss on AFS securities and changes in net actuarial gain / loss on defined benefit pension and postretirement plans. Comprehensive income is reported on the accompanying consolidated statements of changes in stockholder’s equity and consolidated statements of comprehensive income. See Note 22 for additional information on accumulated other comprehensive income (loss).
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
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation did not have any acquisitions during 2021.
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
The Corporation has purchased loans with the First Staunton acquisition, for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination (PCD). The carrying amount of those loans is as follows:

($ in Thousands)	February 14, 2020
Purchase price of loans at acquisition	$77,221
Allowance for credit losses at acquisition	3,504
Non-credit (premium) at acquisition	(951)
Par value of acquired loans at acquisition	$79,774
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

Dispositions:
2021:
On March 1, 2021, the Corporation completed the sale of its wealth management subsidiary, Whitnell, to Rockefeller for a purchase price of $8 million. Associated reported a first quarter 2021 pre-tax gain of $2 million, included in asset gains, net on the consolidated statements of income, in conjunction with the sale.
On February 26, 2021, the Bank completed the sale of one branch located in Monroe, Wisconsin to Summit Credit Union. Under the terms of the transaction, the Bank sold $31 million in total deposits and no loans. The Bank received an approximately 4% purchase premium on deposits transferred.
2020:
On June 30, 2020, the Corporation completed the sale of ABRC to USI for $266 million in cash. Associated recorded a second quarter 2020 pre-tax book gain of $163 million in conjunction with the sale.
On December 11, 2020, the Bank completed the sale of five branches in Peoria, IL to Morton Community Bank. Under the terms of the transaction, the Bank sold $180 million in total deposits and no loans. The Bank received a 4% purchase premium on deposits transferred. With the sale of these branches, the Bank exited the Peoria market.
On December 11, 2020, the Bank closed on the sale of two branches in southwest Wisconsin to Royal Bank. Under the terms of the transaction, the Bank sold $53 million in total deposits and no loans. The Bank received a 4% purchase premium on deposits transferred in the Prairie du Chien and Richland Center branches.
Note 3 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at December 31, 2021 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	$124,291	$—	$(1,334)	$122,957
Agency securities	15,000	—	(103)	14,897
Obligations of state and political subdivisions (municipal securities)	381,517	18,940	—	400,457
Residential mortgage-related securities
FNMA / FHLMC	2,709,399	3,729	(21,249)	2,691,879
GNMA	66,189	1,591	—	67,780
Private-label	332,028	31	(2,335)	329,724
Commercial mortgage-related securities
FNMA / FHLMC	357,240	2,686	(9,302)	350,623
GNMA	165,439	1,360	—	166,799
Asset backed securities
FFELP	177,974	475	(1,123)	177,325
SBA	6,594	39	(54)	6,580
Other debt securities	3,000	—	(6)	2,994
Total investment securities AFS	$4,338,671	$28,850	$(35,506)	$4,332,015
Investment securities HTM
U.S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of state and political subdivisions (municipal securities)	1,628,759	113,179	(1,951)	1,739,988
Residential mortgage-related securities
FNMA / FHLMC	34,347	1,792	—	36,139
GNMA	48,053	1,578	—	49,631
Commercial mortgage-related securities
FNMA/FHLMC	425,937	122	(6,659)	419,400
GNMA	100,907	1,799	(200)	102,506
Total investment securities HTM	$2,239,003	$118,471	$(8,809)	$2,348,664

The amortized cost and fair values of AFS and HTM securities at December 31, 2020 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	$26,436	$95	$—	$26,531
Agency securities	24,985	53	—	25,038
Obligations of state and political subdivisions (municipal securities)	425,057	25,605	—	450,662
Residential mortgage-related securities:
FNMA / FHLMC	1,448,806	12,935	(500)	1,461,241
GNMA	231,364	4,176	(3)	235,537
Commercial mortgage-related securities
FNMA/FHLMC	19,654	3,250	—	22,904
GNMA	511,429	13,327	—	524,756
Asset backed securities
FFELP	329,030	1,172	(3,013)	327,189
SBA	8,637	—	(53)	8,584
Other debt securities	3,000	—	—	3,000
Total investment securities AFS	$3,028,399	$60,612	$(3,570)	$3,085,441
Investment securities HTM
U.S. Treasury securities	$999	$25	$—	$1,024
Obligations of state and political subdivisions (municipal securities)	1,441,900	133,544	—	1,575,445
Residential mortgage-related securities
FNMA / FHLMC	54,599	2,891	—	57,490
GNMA	114,553	4,260	—	118,813
Commercial mortgage-related securities
FNMA / FHLMC	11,211	—	—	11,211
GNMA	255,742	9,218	—	264,960
Total investment securities HTM	$1,879,005	$149,938	$—	$2,028,943
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at December 31, 2021, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,799	$6,809	$34,646	$34,842
Due after one year through five years	74,250	74,142	34,697	35,820
Due after five years through ten years	405,344	418,942	161,627	167,967
Due after ten years	37,416	41,412	1,398,789	1,502,359
Total debt securities	523,808	541,305	1,629,759	1,740,988
Residential mortgage-related securities
FNMA / FHLMC	2,709,399	2,691,879	34,347	36,139
GNMA	66,189	67,780	48,053	49,631
Private-label	332,028	329,724	—	—
Commercial mortgage-related securities
FNMA / FHLMC	357,240	350,623	425,937	419,400
GNMA	165,439	166,799	100,907	102,506
Asset backed securities
FFELP	177,974	177,325	—	—
SBA	6,594	6,580	—	—
Total investment securities	$4,338,671	$4,332,015	$2,239,003	$2,348,664
Ratio of Fair Value to Amortized Cost		99.8%		104.9%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	702,399	914,591	10,873	896	1,628,759
Residential mortgage-related securities
FNMA/FHLMC	34,347	—	—	—	34,347
GNMA	48,053	—	—	—	48,053
Commercial mortgage-related securities
FNMA/FHLMC	425,937	—	—	—	425,937
GNMA	100,907	—	—	—	100,907
Total HTM securities	$1,312,642	$914,591	$10,873	$896	$2,239,003
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2020:

($ in Thousands)	AAA	AA	A	Total
U.S. Treasury securities	$999	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	567,252	860,607	14,041	1,441,900
Residential mortgage-related securities
FNMA/FHLMC	54,599	—	—	54,599
GNMA	114,553	—	—	114,553
Commercial mortgage-related securities
FNMA/FHLMC	11,211	—	—	11,211
GNMA	255,742	—	—	255,742
Total HTM securities	$1,004,357	$860,607	$14,041	$1,879,005
Investment securities gains (losses), net includes proceeds from the sale of investment securities as well as any applicable write-ups or write-downs of investment securities. The proceeds from the sale and write-up of investment securities for each of the three years ended December 31 are shown below:

($ in Thousands)	2021	2020	2019
Gross gains on AFS securities	$421	$9,312	$6,374
Gross (losses) on AFS securities	(437)	(90)	(13,861)
Write-up of equity securities without readily determinable fair values	—	—	13,444
Investment securities gains (losses), net	$(16)	$9,222	$5,957
Proceeds from sales of investment securities	$158,708	$626,283	$1,367,476

During the second quarter of 2021, the Corporation sold $107 million of lower yielding FFELP student loan asset backed securities at a slight gain and reinvested the proceeds into higher yielding MBS. During the first quarter of 2021, the Corporation sold $51 million of lower yielding U.S. Treasury and Agency securities at a slight loss to take advantage of the steeper yield curve by reinvesting the proceeds into similar but higher yielding, longer duration securities.
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
During the third quarter of 2019, the Corporation made a one-time election to transfer municipal securities with an amortized cost of $692 million from HTM to AFS, as permitted by the adoption of ASU 2019-04 during the quarter. The Corporation sold shorter duration, lower yielding municipal securities that were included in the transfer for proceeds of $157 million at a gain of $3 million. Additionally, for the year ended December 31, 2019, the Corporation sold $1.2 billion of taxable, floating rate asset backed securities and shorter duration MBS, CMBS, and CMOs Agency securities. The proceeds from both sales were utilized to pay down borrowings and to reinvest into higher yielding securities with slightly longer durations, repositioning the portfolio for a declining rate environment.
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
Investment securities with a carrying value of $2.3 billion and $2.1 billion at December 31, 2021 and 2020 respectively, were pledged to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $15 million and $14 million at December 31, 2021 and 2020, respectively. Accrued interest receivable on AFS securities totaled $9 million and $8 million at December 31, 2021 and 2020, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at December 31, 2021 or 2020.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both December 31, 2021 and 2020, the Corporation had no past due HTM securities.
The allowance for credit losses on HTM securities was approximately $55,000 and $67,000 at December 31, 2021 and 2020, respectively, attributable entirely to the Corporation's municipal securities, included in investment securities HTM, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.
The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2021:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	7	$(1,334)	$122,957	—	$—	$—	$(1,334)	$122,957
Agency securities	1	(103)	14,897	—	—	—	(103)	14,897
Residential mortgage-related securities
FNMA / FHLMC	74	(21,249)	2,172,837	—	—	—	(21,249)	2,172,837
Private-label	12	(2,335)	248,617	—	—	—	(2,335)	248,617
FNMA / FHLMC commercial mortgage-related securities	19	(9,302)	328,568	—	—	—	(9,302)	328,568
Asset backed securities
FFELP	4	(256)	64,282	8	(867)	62,576	(1,123)	126,858
SBA	—	—	—	9	(54)	3,902	(54)	3,902
Other debt securities	3	(6)	2,994	—	—	—	(6)	2,994
Total	120	$(34,586)	$2,955,152	17	$(920)	$66,478	$(35,506)	$3,021,630
Investment securities HTM
Obligations of state and political subdivisions (municipal securities)	49	$(1,951)	$112,038	—	$—	$—	$(1,951)	$112,038
Commercial mortgage-related securities
FNMA / FHLMC	18	(6,272)	388,072	1	(387)	10,775	(6,659)	398,847
GNMA	5	(200)	33,468	—	—	—	(200)	33,468
Total	72	$(8,422)	$533,577	1	$(387)	$10,775	$(8,809)	$544,352

For comparative purposes, the following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020:

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at December 31, 2021 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The U.S. Treasury 3 year and 5 year rates increased by 80 bp and 90 bp, respectively, from December 31, 2020. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank Stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $82 million at both December 31, 2021 and 2020. The Corporation had Federal Reserve Bank stock of $87 million at both December 31, 2021 and 2020. Accrued interest receivable on FHLB stock totaled approximately $975,000 and $972,000 at December 31, 2021 and 2020, respectively. There was no accrued interest receivable on Federal Reserve Bank stock at either December 31, 2021 or 2020. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. At December 31, 2021 and 2020, the Corporation had equity securities with readily determinable fair values of $5 million and $2 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of 77,996 Visa Class B restricted shares, 77,000 of which the Corporation received in 2008 as part of Visa's initial public offering and carried at fair value after the Corporation donated 42,039 Visa Class B restricted shares to the Corporation's Charitable Remainder Trust during the second quarter of 2019, with the subsequent sale of those shares resulting in an observable market price after the shares were previously carried at a zero cost basis. During the first quarter of 2020, the Corporation acquired 996 Visa Class B restricted shares in the acquisition of First Staunton, and those shares are carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. The Corporation had equity securities without readily determinable fair values of $14 million and $13 million at December 31, 2021 and 2020, respectively.

Note 4 Loans
The period end loan composition was as follows:

($ in Thousands)	Dec 31, 2021	Dec 31, 2020
PPP	$66,070	$767,757
Asset-based lending	178,027	137,476
Commercial and industrial	8,208,289	7,563,945
Commercial real estate - owner occupied	971,326	900,912
Commercial and business lending	9,423,711	9,370,091
Commercial real estate - investor	4,384,569	4,342,584
Real estate construction	1,808,976	1,840,417
Commercial real estate lending	6,193,545	6,183,001
Total commercial	15,617,256	15,553,091
Residential mortgage	7,567,310	7,878,324
Home equity	595,615	707,255
Other consumer	301,723	301,876
Auto	143,045	11,177
Total consumer	8,607,693	8,898,632
Total loans	$24,224,949	$24,451,724
Accrued interest receivable on loans totaled $55 million at December 31, 2021, and $66 million at December 31, 2020, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $574,000 for the year ended December 31, 2021, and $3 million for the year ended December 31, 2020.
The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

($ in Thousands)	2021	2020
Balance at beginning of year	$29,420	$16,772
New loans	24,218	19,140
Repayments	(8,244)	(6,643)
Change due to status of executive officers and directors	(150)	152
Balance at end of year	$45,245	$29,420

The following table presents commercial and consumer loans by credit quality indicator by vintage year at December 31, 2021:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$44,921	$18,610	$—	$—	$—	$—	$63,531
Special Mention	—	—	212	281	—	—	—	—	493
Potential Problem	—	—	2,000	—	—	—	—	—	2,000
Nonaccrual	—	—	—	46	—	—	—	—	46
PPP	$—	$—	$47,134	$18,936	$—	$—	$—	$—	$66,070
Commercial and industrial:(c)
Risk rating:
Pass	$2,084	$2,371,605	$2,631,753	$852,758	$986,300	$710,491	$177,568	$493,876	$8,224,351
Special Mention	—	7,068	5,900	1,695	—	—	—	2,811	17,474
Potential Problem	2,706	26,387	23,415	19,960	46,296	20,924	104	1,172	138,258
Nonaccrual	76	—	5,996	161	52	24	—	—	6,233
Commercial and industrial	$4,867	$2,405,059	$2,667,064	$874,575	$1,032,647	$731,439	$177,671	$497,860	$8,386,316
Commercial real estate - owner occupied:
Risk rating:
Pass	$10,092	$30,869	$261,418	$178,424	$187,073	$110,169	$54,538	$117,011	$939,503
Special Mention	—	226	—	4,628	—	—	—	245	5,100
Potential Problem	—	526	5,953	4,721	10,047	727	2,204	2,546	26,723
Commercial real estate - owner occupied	$10,092	$31,621	$267,371	$187,773	$197,120	$110,896	$56,742	$119,802	$971,326
Commercial and business lending:
Risk rating:
Pass	$12,176	$2,402,474	$2,938,092	$1,049,792	$1,173,373	$820,660	$232,106	$610,887	$9,227,385
Special Mention	—	7,294	6,112	6,604	—	—	—	3,056	23,066
Potential Problem	2,706	26,913	31,368	24,681	56,343	21,651	2,307	3,718	166,981
Nonaccrual	76	—	5,996	207	52	24	—	—	6,279
Commercial and business lending	$14,958	$2,436,680	$2,981,569	$1,081,284	$1,229,767	$842,335	$234,414	$617,662	$9,423,711
Commercial real estate - investor:
Risk rating:
Pass	$37,430	$105,521	$1,650,936	$685,423	$867,606	$414,079	$139,320	$230,452	$4,093,337
Special Mention	—	—	57,163	27,384	33,016	72	—	6,781	124,416
Potential Problem	—	—	21,309	9,860	22,243	34,591	3,564	14,573	106,138
Nonaccrual	—	—	45,502	8,158	6,820	—	—	197	60,677
Commercial real estate - investor	$37,430	$105,521	$1,774,910	$730,825	$929,685	$448,741	$142,883	$252,003	$4,384,569
Real estate construction:
Risk rating:
Pass	$—	$31,773	$843,664	$614,469	$204,337	$48,647	$2,229	$12,212	$1,757,331
Special Mention	—	—	2,203	11,929	—	15,885	41	2	30,060
Potential Problem	—	—	37	120	21,251	—	—	—	21,408
Nonaccrual	—	—	—	—	—	—	—	177	177
Real estate construction	$—	$31,773	$845,903	$626,518	$225,588	$64,532	$2,270	$12,392	$1,808,976
Commercial real estate lending:
Risk rating:
Pass	$37,430	$137,294	$2,494,600	$1,299,893	$1,071,943	$462,726	$141,549	$242,664	$5,850,668
Special Mention	—	—	59,366	39,313	33,016	15,957	41	6,784	154,476
Potential Problem	—	—	21,345	9,980	43,494	34,591	3,564	14,573	127,546
Nonaccrual	—	—	45,502	8,158	6,820	—	—	374	60,855
Commercial real estate lending	$37,430	$137,294	$2,620,814	$1,357,343	$1,155,273	$513,273	$145,153	$264,395	$6,193,545

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
Total commercial:
Risk rating:
Pass	$49,606	$2,539,768	$5,432,693	$2,349,685	$2,245,316	$1,283,386	$373,655	$853,551	$15,078,053
Special Mention	—	7,294	65,478	45,917	33,016	15,957	41	9,840	177,543
Potential Problem	2,706	26,913	52,713	34,660	99,837	56,241	5,871	18,291	294,527
Nonaccrual	76	—	51,498	8,365	6,872	24	—	374	67,134
Total commercial	$52,388	$2,573,974	$5,602,382	$2,438,627	$2,385,040	$1,355,608	$379,567	$882,057	$15,617,256
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,771,447	$1,945,029	$974,188	$428,459	$673,447	$1,716,419	$7,508,989
Special Mention	—	—	—	—	—	285	—	461	746
Potential Problem	—	—	475	332	404	265	81	658	2,214
Nonaccrual	—	—	1,993	2,911	4,479	6,224	6,019	33,734	55,362
Residential mortgage	$—	$—	$1,773,915	$1,948,272	$979,071	$435,233	$679,547	$1,751,272	$7,567,310
Home equity:
Risk rating:
Pass	$6,728	$498,970	$1,216	$1,401	$7,640	$8,742	$7,660	$61,251	$586,880
Special Mention	133	100	—	102	4	—	—	638	844
Potential Problem	6	—	6	—	—	13	—	146	165
Nonaccrual	925	35	9	92	211	305	302	6,772	7,726
Home equity	$7,792	$499,104	$1,232	$1,595	$7,856	$9,059	$7,962	$68,807	$595,615
Other consumer:
Risk rating:
Pass	$443	$180,312	$9,297	$4,987	$2,884	$371	$265	$103,075	$301,191
Special Mention	7	351	—	4	—	—	—	7	363
Nonaccrual	6	120	—	14	7	—	19	11	170
Other consumer	$456	$180,783	$9,297	$5,005	$2,890	$371	$284	$103,093	$301,723
Auto:
Risk rating:
Pass	$—	$—	$137,952	$707	$2,675	$1,200	$352	$107	$142,993
Nonaccrual	—	—	—	—	36	15	—	—	52
Auto	$—	$—	$137,952	$707	$2,711	$1,216	$352	$107	$143,045
Total consumer:
Risk rating:
Pass	$7,171	$679,353	$1,919,912	$1,952,124	$987,387	$438,771	$681,725	$1,880,781	$8,540,053
Special Mention	140	451	—	106	4	285	—	1,106	1,952
Potential Problem	6	—	481	332	404	277	81	804	2,379
Nonaccrual	931	154	2,003	3,017	4,733	6,545	6,340	40,517	63,309
Total consumer	$8,248	$679,959	$1,922,396	$1,955,579	$992,528	$445,878	$688,145	$1,923,208	$8,607,693
Total loans:
Risk rating:
Pass(d)	$56,777	$3,219,121	$7,352,605	$4,301,809	$3,232,703	$1,722,157	$1,055,380	$2,734,332	$23,618,106
Special Mention	140	7,745	65,478	46,023	33,021	16,241	41	10,946	179,495
Potential Problem	2,713	26,913	53,194	34,992	100,240	56,519	5,952	19,095	296,905
Nonaccrual	1,006	154	53,501	11,382	11,605	6,569	6,340	40,891	130,443
Total loans	$60,636	$3,253,933	$7,524,778	$4,394,206	$3,377,569	$1,801,486	$1,067,713	$2,805,265	$24,224,949
(a) Revolving loans converted to term loans are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Includes asset-based lending.
(d) Accruing TDRs are included in pass unless otherwise rated as special mention.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at December 31, 2020:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2020	2019	2018	2017	2016	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$745,767	$—	$—	$—	$—	$—	$745,767
Special Mention	—	—	3,988	—	—	—	—	—	3,988
Potential Problem	—	—	18,002	—	—	—	—	—	18,002
PPP	$—	$—	$767,757	$—	$—	$—	$—	$—	$767,757
Commercial and industrial:(c)
Risk rating:
Pass	$4,628	$2,177,138	$1,389,260	$1,435,519	$1,182,302	$483,957	$305,998	$453,734	$7,427,908
Special Mention	—	10,159	2,719	39,854	37,042	113	215	67	90,169
Potential Problem	2,565	7,237	19,331	28,413	56,580	2,269	6,477	1,179	121,487
Nonaccrual	16,852	—	6,238	5,789	17,014	16,623	8,781	7,414	61,859
Commercial and industrial	$24,045	$2,194,534	$1,417,548	$1,509,575	$1,292,938	$502,962	$321,471	$462,394	$7,701,422
Commercial real estate - owner occupied:
Risk rating:
Pass	$1,150	$18,022	$185,861	$209,069	$128,360	$99,546	$147,366	$79,111	$867,335
Special Mention	—	113	1,882	3,122	300	658	264	—	6,339
Potential Problem	—	3,486	4,104	8,916	—	1,490	4,437	3,747	26,179
Nonaccrual	—	—	—	—	—	318	—	740	1,058
Commercial real estate - owner occupied	$1,150	$21,621	$191,847	$221,107	$128,660	$102,012	$152,067	$83,598	$900,912
Commercial and business lending:
Risk rating:
Pass	$5,778	$2,195,160	$2,320,888	$1,644,588	$1,310,662	$583,503	$453,364	$532,845	$9,041,009
Special Mention	—	10,272	8,589	42,976	37,342	771	479	67	100,496
Potential Problem	2,565	10,723	41,437	37,329	56,580	3,759	10,915	4,926	165,668
Nonaccrual	16,852	—	6,238	5,789	17,014	16,941	8,781	8,154	62,917
Commercial and business lending	$25,195	$2,216,154	$2,377,152	$1,730,682	$1,421,598	$604,974	$473,539	$545,992	$9,370,091
Commercial real estate - investor:
Risk rating:
Pass	$10,971	$171,497	$1,249,644	$976,332	$720,237	$271,987	$341,658	$211,360	$3,942,714
Special Mention	—	—	90,235	97,333	12,339	—	21,882	8,465	230,254
Potential Problem	—	838	16,343	13,575	30,911	2,279	239	27,209	91,396
Nonaccrual	19,803	—	10,141	53,056	446	14,267	—	309	78,220
Commercial real estate - investor	$30,774	$172,335	$1,366,364	$1,140,297	$763,933	$288,533	$363,779	$247,343	$4,342,584
Real estate construction:
Risk rating:
Pass	$776	$47,880	$645,925	$738,561	$294,910	$25,219	$2,420	$16,768	$1,771,682
Special Mention	—	—	487	494	48,283	42	—	30	49,336
Potential Problem	—	—	135	—	18,803	—	93	15	19,046
Nonaccrual	—	—	—	—	—	16	—	338	353
Real estate construction	$776	$47,880	$646,547	$739,055	$361,996	$25,277	$2,513	$17,150	$1,840,417
Commercial real estate lending:
Risk rating:
Pass	$11,746	$219,377	$1,895,569	$1,714,893	$1,015,146	$297,205	$344,078	$228,127	$5,714,396
Special Mention	—	—	90,722	97,827	60,622	42	21,882	8,494	279,590
Potential Problem	—	838	16,479	13,575	49,714	2,279	332	27,224	110,442
Nonaccrual	19,803	—	10,141	53,056	446	14,283	—	647	78,573
Commercial real estate lending	$31,549	$220,215	$2,012,911	$1,879,352	$1,125,929	$313,810	$366,292	$264,493	$6,183,001

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2020	2019	2018	2017	2016	Prior	Total
Total commercial:
Risk rating:
Pass	$17,524	$2,414,537	$4,216,457	$3,359,482	$2,325,808	$880,708	$797,441	$760,973	$14,755,405
Special Mention	—	10,272	99,311	140,803	97,964	813	22,361	8,562	380,086
Potential Problem	2,565	11,561	57,916	50,905	106,295	6,038	11,247	32,150	276,111
Nonaccrual	36,655	—	16,379	58,845	17,460	31,224	8,781	8,801	141,490
Total commercial	$56,745	$2,436,370	$4,390,063	$3,610,033	$2,547,526	$918,783	$839,831	$810,485	$15,553,091
Residential mortgage:
Risk rating:
Pass	$—	$—	$2,185,240	$1,490,589	$615,118	$998,072	$911,797	$1,612,971	$7,813,788
Special Mention	—	—	—	355	330	102	126	537	1,450
Potential Problem	—	—	1,200	689	652	—	179	1,028	3,749
Nonaccrual	—	—	1,478	2,271	5,882	7,116	11,003	31,587	59,337
Residential mortgage	$—	$—	$2,187,918	$1,493,903	$621,983	$1,005,290	$923,105	$1,646,124	$7,878,324
Home equity:
Risk rating:
Pass	$10,224	$569,389	$2,057	$12,968	$15,792	$11,594	$5,803	$76,165	$693,767
Special Mention	596	631	—	39	14	39	4	804	1,532
Potential Problem	—	1,922	—	—	—	—	—	146	2,068
Nonaccrual	1,600	100	965	134	410	319	711	7,249	9,888
Home equity	$12,421	$572,041	$3,022	$13,141	$16,216	$11,952	$6,518	$84,364	$707,255
Other consumer:(d)
Risk rating:
Pass	$70	$165,114	$9,525	$10,309	$3,987	$1,872	$1,185	$120,425	$312,416
Special Mention	5	438	13	16	11	4	7	8	498
Nonaccrual	5	33	9	49	21	10	—	18	140
Other consumer	$81	$165,585	$9,547	$10,374	$4,019	$1,886	$1,192	$120,451	$313,054
Total consumer:
Risk rating:
Pass	$10,294	$734,502	$2,196,822	$1,513,865	$634,897	$1,011,539	$918,785	$1,809,561	$8,819,971
Special Mention	602	1,069	13	410	356	145	137	1,349	3,480
Potential Problem	—	1,922	1,200	689	652	—	179	1,174	5,817
Nonaccrual	1,605	133	2,452	2,454	6,313	7,445	11,714	38,854	69,364
Total consumer	$12,501	$737,626	$2,200,487	$1,517,417	$642,218	$1,019,128	$930,816	$1,850,939	$8,898,632
Total loans:
Risk rating:
Pass(e)	$27,819	$3,149,039	$6,413,278	$4,873,347	$2,960,705	$1,892,247	$1,716,226	$2,570,534	$23,575,376
Special Mention	602	11,341	99,324	141,213	98,320	958	22,498	9,911	383,566
Potential Problem	2,565	13,483	59,116	51,593	106,947	6,038	11,426	33,324	281,928
Nonaccrual	38,260	133	18,831	61,298	23,773	38,669	20,496	47,655	210,854
Total loans	$69,246	$3,173,996	$6,590,550	$5,127,451	$3,189,745	$1,937,912	$1,770,647	$2,661,424	$24,451,724

(a) Revolving loans converted to term loans are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Includes asset-based lending.
(d) Includes auto.
(e) Accruing TDRs are included in pass unless otherwise rated as special mention.
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
The following table presents loans by past due status at December 31, 2021:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(b)(c)	Total
PPP	$65,941	$40	$43	$—	$46	$66,070
Asset-based lending	178,027	—	—	—	—	178,027
Commercial and industrial	8,201,272	579	54	151	6,233	8,208,289
Commercial real estate - owner occupied	971,163	163	—	—	—	971,326
Commercial and business lending	9,416,403	781	97	151	6,279	9,423,711
Commercial real estate - investor	4,323,276	142	474	—	60,677	4,384,569
Real estate construction	1,807,178	1,618	2	—	177	1,808,976
Commercial real estate lending	6,130,454	1,759	477	—	60,855	6,193,545
Total commercial	15,546,857	2,541	573	151	67,134	15,617,256
Residential mortgage	7,505,654	5,500	669	126	55,362	7,567,310
Home equity	584,177	2,867	844	—	7,726	595,615
Other consumer	298,261	1,835	472	986	170	301,723
Auto	142,982	11	—	—	52	143,045
Total consumer	8,531,074	10,213	1,985	1,111	63,309	8,607,693
Total loans	$24,077,931	$12,754	$2,558	$1,263	$130,443	$24,224,949
(a) Any loans deferred in connection with the COVID-19 pandemic are considered current in accordance with Section 4103 of the CARES Act.
(b) Of the total nonaccrual loans, $84 million, or 65%, were current with respect to payment at December 31, 2021.
(c) No interest income was recognized on nonaccrual loans for the year ended December 31, 2021. In addition, there were $9 million of nonaccrual loans for which there was no related ACLL at December 31, 2021.
The following table presents loans by past due status at December 31, 2020:

	Accruing
($ in Thousands)	Current(a)	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(b)(c)	Total
PPP	$767,757	$—	$—	$—	$—	$767,757
Asset-based lending	137,476	—	—	—	—	137,476
Commercial and industrial	7,495,792	2,819	3,300	175	61,859	7,563,945
Commercial real estate - owner occupied	899,480	158	215	—	1,058	900,912
Commercial and business lending	9,300,506	2,977	3,516	175	62,917	9,370,091
Commercial real estate - investor	4,251,571	1,024	11,769	—	78,220	4,342,584
Real estate construction	1,839,073	991	—	—	353	1,840,417
Commercial real estate lending	6,090,644	2,015	11,769	—	78,573	6,183,001
Total commercial	15,391,150	4,992	15,284	175	141,490	15,553,091
Residential mortgage	7,808,294	8,975	1,410	308	59,337	7,878,324
Home equity	692,565	3,071	1,731	—	9,888	707,255
Other consumer	299,128	998	545	1,115	91	301,876
Auto	11,072	41	15	—	49	11,177
Total consumer	8,811,060	13,085	3,701	1,423	69,364	8,898,632
Total loans	$24,202,209	$18,077	$18,985	$1,598	$210,854	$24,451,724
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
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	December 31, 2021		December 31, 2020		December 31, 2019
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$8,687	$—	$12,713	$6,967	$16,678	$7,376
Commercial real estate - owner occupied	967	—	1,711	—	1,676	—
Commercial real estate - investor	12,866	3,093	26,435	225	293	—
Real estate construction	242	45	260	111	298	179
Residential mortgage	16,316	13,483	7,825	11,509	3,955	13,035
Home equity	2,648	806	1,957	1,379	1,896	1,904
Other consumer	803	—	1,191	—	1,246	1
Total restructured loans(b)	$42,530	$17,426	$52,092	$20,190	$26,041	$22,494
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
(b) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.
The Corporation had a recorded investment of $18 million in loans modified as TDRs during the year ended December 31, 2021, of which $8 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $10 million were in nonaccrual, within the credit quality tables, pending a sustained period of repayment. Short-term loan modifications made in good faith to help ease the adverse effects of the COVID-19 pandemic are not categorized as TDRs in accordance with the CARES Act. As of December 31, 2021, there were $13 million of commitments to lend additional funds to borrowers with restructured loans. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance:

	Years Ended December 31,
	2021			2020			2019
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	4	$610	$610	7	$1,823	$2,059	6	$7,588	$7,703
Commercial real estate - owner occupied	—	—	—	4	658	689	—	—	—
Commercial real estate - investor	6	4,259	10,166	10	26,563	26,567	—	—	—
Real estate construction	—	—	—	—	—	—	1	77	77
Residential mortgage	69	12,415	12,463	36	6,031	6,113	53	7,436	7,517
Home equity	9	932	963	20	1,078	1,697	24	831	845
Other consumer	—	—	—	—	—	—	1	8	8
Total loans modified	88	$18,216	$24,201	77	$36,154	$37,125	85	$15,940	$16,150
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2021, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the year ended December 31, 2021.

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the years ended December 31, 2021, 2020, and 2019, respectively, as well as the recorded investment in these restructured loans as of December 31, 2021, 2020, and 2019, respectively:

	Years Ended December 31,
	2021		2020		2019
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate — investor	1	164	—	—	1	461
Residential mortgage	11	1,171	5	1,036	38	5,630
Home equity	—	—	4	208	27	868
Total loans modified	12	$1,334	9	$1,244	66	$6,959
All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At December 31, 2021, the Corporation had a single $7 million oil & gas loan that met this classification, compared to $68 million at December 31, 2020.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during December 2021, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. See Note 1 for the Corporation's accounting policy on the ACLL. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 16 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2021:

($ in Thousands)	Dec. 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec. 31, 2021	ACLL / Loans
Allowance for loan losses
PPP	$531	$—	$—	$—	$(480)	$51
Asset-based lending	2,077	—	412	412	1,693	4,182
Commercial and industrial	140,716	(21,564)	8,152	(13,412)	(41,680)	85,624
Commercial real estate — owner occupied	11,274	—	120	120	80	11,473
Commercial and business lending	154,598	(21,564)	8,684	(12,880)	(40,388)	101,330
Commercial real estate — investor	93,435	(14,346)	3,162	(11,184)	(9,448)	72,803
Real estate construction	59,193	(5)	126	121	(21,672)	37,643
Commercial real estate lending	152,629	(14,351)	3,288	(11,063)	(31,120)	110,446
Total commercial	307,226	(35,915)	11,972	(23,943)	(71,508)	211,776
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787
Home equity	18,849	(668)	2,854	2,186	(7,024)	14,011
Other consumer	14,456	(3,168)	1,267	(1,901)	(1,113)	11,441
Auto	174	(22)	31	9	1,816	1,999
Total consumer	76,475	(4,738)	4,993	256	(8,492)	68,239
Total	$383,702	$(40,652)	$16,965	$(23,687)	$(80,000)	$280,015
Allowance for unfunded commitments
Asset-based lending	$901	$—	$—	$—	$(43)	$857
Commercial and industrial	21,411	—	—	—	(3,809)	17,601
Commercial real estate — owner occupied	266	—	—	—	(58)	208
Commercial and business lending	22,577	—	—	—	(3,911)	18,667
Commercial real estate — investor	636	—	—	—	300	936
Real estate construction	18,887	—	—	—	(3,301)	15,586
Commercial real estate lending	19,523	—	—	—	(3,001)	16,522
Total commercial	42,101	—	—	—	(6,912)	35,189
Home equity	3,118	—	—	—	(526)	2,592
Other consumer	2,557	—	—	—	(563)	1,995
Total consumer	5,675	—	—	—	(1,088)	4,587
Total	$47,776	$—	$—	$—	$(8,000)	$39,776
Allowance for credit losses on loans
PPP	$531	$—	$—	$—	$(480)	$51	0.08%
Asset-based lending	2,978	—	412	412	1,649	5,040	2.83%
Commercial and industrial(a)	162,126	(21,564)	8,152	(13,412)	(45,490)	103,225	1.26%
Commercial real estate — owner occupied	11,539	—	120	120	22	11,681	1.20%
Commercial and business lending(b)	177,175	(21,564)	8,684	(12,880)	(44,299)	119,997	1.27%
Commercial real estate — investor	94,071	(14,346)	3,162	(11,184)	(9,148)	73,739	1.68%
Real estate construction	78,080	(5)	126	121	(24,972)	53,229	2.94%
Commercial real estate lending	172,152	(14,351)	3,288	(11,063)	(34,121)	126,968	2.05%
Total commercial	349,327	(35,915)	11,972	(23,943)	(78,419)	246,965	1.58%
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787	0.54%
Home equity	21,967	(668)	2,854	2,186	(7,550)	16,603	2.79%
Other consumer	17,013	(3,168)	1,267	(1,901)	(1,676)	13,436	4.45%
Auto	174	(22)	31	9	1,816	1,999	1.40%
Total consumer	82,150	(4,738)	4,993	256	(9,581)	72,825	0.85%
Total	$431,478	$(40,652)	$16,965	$(23,687)	$(88,000)	$319,791	1.32%
(a) The December 31, 2021 ACLL includes $6 million of oil and gas related ACLL.
(b) The ACLL/Loans for commercial and business lending, excluding oil & gas and PPP loans, was 1.22% at December 31, 2021.

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2020:

($ in Thousands)	Dec. 31, 2019	Cumulative effect of ASU 2016-13 adoption (CECL)	Jan. 1, 2020	Charge offs	Recoveries	Net Charge offs	Gross up of allowance for PCD loans at acquisition	Provision recorded at acquisition	Provision for credit losses	Dec. 31, 2020	ACLL / Loans
Allowance for loan losses
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531
Asset-based lending	3,407	64	3,470	(6,650)	561	(6,090)	—	—	4,697	2,077
Commercial and industrial	87,727	52,856	140,582	(73,670)	6,444	(67,226)	293	408	66,658	140,716
Commercial real estate — owner occupied	10,284	(1,851)	8,433	(419)	147	(272)	890	255	1,967	11,274
Commercial and business lending	101,417	51,068	152,485	(80,739)	7,151	(73,588)	1,183	663	73,853	154,598
Commercial real estate — investor	40,514	2,041	42,555	(22,920)	643	(22,277)	753	472	71,933	93,435
Real estate construction	24,915	7,467	32,382	(19)	49	31	435	492	25,854	59,193
Commercial real estate lending	65,428	9,508	74,937	(22,938)	692	(22,246)	1,188	964	97,787	152,629
Total commercial	166,846	60,576	227,422	(103,677)	7,844	(95,834)	2,371	1,627	171,641	307,226
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996
Home equity	10,926	11,649	22,575	(1,719)	1,978	259	422	374	(4,781)	18,849
Other consumer(a)	6,639	7,016	13,655	(4,790)	1,101	(3,689)	61	140	4,462	14,630
Total consumer	34,525	51,880	86,405	(8,376)	3,579	(4,797)	1,134	917	(7,183)	76,475
Total	$201,371	$112,457	$313,828	$(112,053)	$11,422	$(100,631)	$3,504	$2,543	$164,457	$383,702
Allowance for unfunded commitments
Asset-based lending	$471	$(144)	$328	$—	$—	$—	$—	$—	$573	$901
Commercial and industrial	11,805	(3,854)	7,950	—	—	—	—	61	13,399	21,411
Commercial real estate — owner occupied	127	—	127	—	—	—	—	4	135	266
Commercial and business lending	12,403	(3,998)	8,405	—	—	—	—	65	14,108	22,577
Commercial real estate — investor	530	246	776	—	—	—	—	2	(141)	636
Real estate construction	7,532	18,347	25,879	—	—	—	—	45	(7,038)	18,887
Commercial real estate lending	8,062	18,593	26,655	—	—	—	—	47	(7,179)	19,523
Total commercial	20,465	14,595	35,060	—	—	—	—	112	6,929	42,101
Home equity	1,038	2,591	3,629	—	—	—	—	66	(577)	3,118
Other consumer	405	1,504	1,909	—	—	—	—	—	649	2,557
Total consumer	1,443	4,095	5,538	—	—	—	—	66	72	5,675
Total	$21,907	$18,690	$40,597	$—	$—	$—	$—	$179	$7,000	$47,776
Allowance for credit losses on loans
PPP	$—	$—	$—	$—	$—	$—	$—	$—	$531	$531	0.07%
Asset-based lending	3,878	(80)	3,798	(6,650)	561	(6,090)	—	—	5,270	2,978	2.17%
Commercial and industrial	99,531	49,001	148,532	(73,670)	6,444	(67,226)	293	469	80,058	162,126	2.14%
Commercial real estate — owner occupied	10,411	(1,851)	8,560	(419)	147	(272)	890	259	2,102	11,539	1.28%
Commercial and business lending	113,820	47,070	160,890	(80,739)	7,151	(73,588)	1,183	728	87,961	177,175	1.89%
Commercial real estate — investor	41,044	2,287	43,331	(22,920)	643	(22,277)	753	474	71,792	94,071	2.17%
Real estate construction	32,447	25,814	58,261	(19)	49	31	435	537	18,816	78,080	4.24%
Commercial real estate lending	73,490	28,101	101,591	(22,938)	692	(22,246)	1,188	1,011	90,608	172,152	2.78%
Total commercial	187,311	75,171	262,482	(103,677)	7,844	(95,834)	2,371	1,739	178,569	349,327	2.25%
Residential mortgage	16,960	33,215	50,175	(1,867)	500	(1,367)	651	403	(6,864)	42,996	0.55%
Home equity	11,964	14,240	26,204	(1,719)	1,978	259	422	440	(5,358)	21,967	3.11%
Other consumer(a)	7,044	8,520	15,564	(4,790)	1,101	(3,689)	61	140	5,111	17,187	5.49%
Total consumer	35,968	55,975	91,943	(8,376)	3,579	(4,797)	1,134	983	(7,112)	82,150	0.92%
Total	$223,278	$131,147	$354,425	$(112,053)	$11,422	$(100,631)	$3,504	$2,722	$171,457	$431,478	1.76%
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
The Corporation conducted its most recent annual impairment testing in May 2021, utilizing a qualitative assessment. Factors that management considered in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on the these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2021 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2021, 2020, or 2019.
The Corporation had goodwill of $1.1 billion at both December 31, 2021 and 2020. During the second quarter of 2020, there was a reduction of $82 million of goodwill related to the sale of ABRC. Throughout 2020, there was a net increase in goodwill related to the First Staunton acquisition of $15 million. During the first quarter of 2021, there was a reduction of $4 million of goodwill related to the sale of Whitnell. See Note 2 for additional information on the Corporation's acquisitions and dispositions.
Other Intangible Assets
The Corporation has other intangible assets that are amortized, consisting of CDIs and MSRs. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	2021	2020	2019
Core deposit intangibles
Gross carrying amount at the beginning of the year	$88,109	$80,730	$58,100
Additions during the year	—	7,379	22,630
Accumulated amortization	(30,016)	(21,205)	(12,456)
Net book value	$58,093	$66,904	$68,274
Amortization during the year	$8,811	$8,749	$7,130
Other intangibles
Gross carrying amount at the beginning of the year	$2,000	$38,970	$44,887
Additions during the year	—	200	—
Reductions due to sale	(1,317)	(17,435)	(217)
Accumulated amortization	(683)	(20,385)	(24,643)
Net book value	$—	$1,350	$20,027
Amortization during the year	$33	$1,443	$2,818

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
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance is as follows:

($ in Thousands)	2021	2020	2019
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$59,967	$67,607	$68,433
Additions from acquisition	—	1,357	—
Additions	16,151	13,667	11,606
Amortization	(19,436)	(22,664)	(12,432)
Mortgage servicing rights at end of year	$56,682	$59,967	$67,607
Valuation allowance at beginning of year	(18,006)	(302)	(239)
(Additions) recoveries, net	16,186	(17,704)	(63)
Valuation allowance at end of year	(1,820)	(18,006)	(302)
Mortgage servicing rights, net	$54,862	$41,961	$67,306
Fair value of mortgage servicing rights	$57,259	$41,990	$72,532
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	6,994,834	7,743,956	8,488,969
Mortgage servicing rights, net to servicing portfolio	0.78%	0.54%	0.79%
Mortgage servicing rights expense(a)	$3,250	$40,369	$12,494
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2021. The actual amortization expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Year ending December 31,
2022	$8,811	$8,901
2023	8,811	9,614
2024	8,811	7,811
2025	8,811	6,490
2026	8,811	5,423
Beyond 2026	14,038	18,444
Total Estimated Amortization Expense	$58,093	$56,682

Note 6 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31, 2021 and 2020 is as follows:

			2021		2020
($ in Thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$66,830	$—	$66,830	$70,431
Land improvements	3 – 15 years	18,522	8,967	9,555	9,771
Buildings and improvements	5 – 39 years	386,859	173,729	213,130	222,162
Computers and related equipment	4 – 8 years	54,908	41,076	13,831	14,718
Furniture, fixtures and other equipment	3 – 20 years	136,426	94,639	41,787	58,058
Operating leases	—	46,341	18,042	28,299	31,994
Leasehold improvements	2 – 20 years	35,489	23,748	11,741	11,781
Total premises and equipment		$745,375	$360,202	$385,173	$418,914
Depreciation and amortization of premises and equipment totaled $33 million for 2021, and $34 million for 2020 and 2019.
Note 7 Leases
The Corporation has operating leases for retail and corporate offices, land, and equipment. The Corporation also has finance leases for land and retail and corporate offices.
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Twelve Months Ended December 31,
($ in Thousands)	2021	2020
Operating Lease Costs	$8,712	$11,450
Finance Lease Costs	107	154
Operating Lease Cash Flows	11,183	11,276
Finance Lease Cash Flows	137	122
The lease classifications on the consolidated balance sheets were as follows:

	Consolidated Balance Sheets Category	December 31, 2021	December 31, 2020
($ in Thousands)		Amount
Operating lease right-of-use asset	Premises and equipment	$28,299	$31,994
Finance lease right-of-use asset	Other assets	143	962
Operating lease liability	Accrued expenses and other liabilities	31,345	36,425
Finance lease liability	Other long-term funding	163	1,128

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	December 31, 2021			December 31, 2020
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$192	1.50	0.45%	$386	2.49	0.46%
Retail and corporate offices	29,008	5.56	3.26%	34,036	6.04	3.33%
Land	5,551	8.29	3.12%	6,385	8.99	3.09%
Total operating leases	$34,751	5.94	3.22%	$40,806	6.45	3.27%
Finance leases
Retail and corporate offices	$112	1.25	1.32%	$—	0.00	—%
Land	51	0.67	1.07%	1,145	1.65	1.05%
Total finance leases	$164	1.07	1.24%	$1,145	1.65	1.05%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Twelve Months Ending December 31, 2022	$8,056	$141	$8,197
2023	6,170	22	6,193
2024	5,383	—	5,383
2025	4,084	—	4,084
2026	3,518	—	3,518
Beyond 2026	7,541	—	7,541
Total lease payments	$34,751	$164	$34,915
Less: interest	3,406	1	3,407
Present value of lease payments	$31,345	$163	$31,508
As of December 31, 2021 and 2020, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $13 million and $17 million, respectively. The leases that had not yet commenced as of December 31, 2021, will commence between January 2022 and October 2023 with lease terms of 3 years to 10 years.
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

($ in Thousands)	Payments	Receipts
2022	$8,467	$3,099
2023	5,842	2,980
2024	5,238	2,715
2025	4,067	2,427
2026	3,506	2,184
Thereafter	6,420	7,113
Total	$33,540	$20,519
Total rental expense under leases, net of lease income, totaled $5 million in 2021, 2020, and 2019.

Note 8 Deposits
The distribution of deposits at December 31 is as follows:

($ in Thousands)	2021	2020
Noninterest-bearing demand	$8,504,077	$7,661,728
Savings	4,410,198	3,650,085
Interest-bearing demand	7,019,782	6,090,869
Money market	7,185,111	7,322,769
Time deposits	1,347,262	1,757,030
Total deposits	$28,466,430	$26,482,481
Uninsured deposits were $14.6 billion and $14.9 billion at December 31, 2021 and 2020, respectively. Time deposits of $250,000 or more were $215 million and $341 million at December 31, 2021 and 2020, respectively.
Aggregate annual maturities of all time deposits at December 31, 2021, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)
2022	$1,055,614
2023	177,715
2024	66,105
2025	25,211
2026	22,612
Thereafter	5
Total	$1,347,262

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	December 31, 2021	December 31, 2020
Short-Term Funding
Federal funds purchased	$120	$7,070
Securities sold under agreements to repurchase	319,412	185,901
Federal funds purchased and securities sold under agreements to repurchase	319,532	192,971
Commercial paper	34,730	59,346
Total short-term funding	$354,262	$252,317
Long-Term Funding
Bank senior notes, at par, due 2021	$—	$300,000
Corporation subordinated notes, at par, due 2025	250,000	250,000
Capitalized costs	(839)	(1,663)
Finance leases	163	1,128
FHLB advances	1,621,047	1,632,723
Total long-term funding	1,870,371	2,182,188
Total short and long-term funding	$2,224,633	$2,434,505
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. As of December 31, 2021, the Corporation pledged agency mortgage-related securities with a fair value of $448 million as collateral for the repurchase agreements. Securities pledged as collateral under repurchase agreements are maintained with the Corporation's safekeeping agents and are monitored on a daily basis due to the market risk of fair value changes in the underlying securities. The Corporation generally pledges excess securities to ensure there is sufficient collateral to satisfy short-term fluctuations in both the repurchase agreement balances and the fair value of the underlying securities.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of December 31, 2021 and 2020 are presented in the following table:

	Overnight and Continuous
($ in Thousands)	December 31, 2021	December 31, 2020
Repurchase agreements
Agency mortgage-related securities	$319,412	$185,901
Total	$319,412	$185,901
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
Finance Leases
Finance leases are used in conjunction with branch operations. See Note 7 for additional disclosure regarding the Corporation’s leases.
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by qualifying mortgages of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, and CRE). At December 31, 2021, the Corporation had $8.4 billion of total collateral capacity, primarily supported by residential mortgage, CRE and home equity loans. At December 31, 2021, the FHLB advances had maturity or call dates ranging from 2022 through 2028, and had a weighted average interest rate of 2.05%, compared to 2.34% at December 31, 2020.
The table below summarizes the maturities of the Corporation’s long-term funding at December 31, 2021:

($ in Thousands)	Long Term Funding
Year
2022	$11,811
2023	2,363
2024	633
2025	649,377
2026	604,813
Thereafter	601,375
Total long-term funding	$1,870,371
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
On June 15, 2021, the Corporation redeemed all remaining Series C depositary shares for $65 million.
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
On July 25, 2017, the Board of Directors authorized the repurchase of up to $15 million of depositary shares of the Corporation's Series D Preferred Stock. During 2018, the Corporation repurchased approximately 22,000 depositary shares for $1 million. On September 15, 2021, the Corporation redeemed all remaining Series D depositary shares for $99 million.
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
In June 2020, the Corporation issued 4.0 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share. Dividends on the Series F Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 5.625%. Shares of the Series F Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series F Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series F Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on September 15, 2025, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series F Preferred Stock does not have any voting rights.
Subsidiary Equity: At December 31, 2021, subsidiary equity equaled $4.0 billion. See Note 19 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: In 2021, the Board of Directors approved additional authorizations for the repurchase of up to $100 million of the Corporation’s common stock. In 2020, the Board of Directors did not approve any additional authorizations for the repurchase of the Corporation's common stock. During 2021, the Corporation repurchased 6.3 million shares for $133 million (or an average cost per common share of $21.12), compared to 4.3 million shares for $71 million (or an average cost per common share of $16.71) during 2020.

As of December 31, 2021, $80 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
The Corporation also repurchased shares in satisfaction of minimum tax withholding obligations in connection with settlements of equity compensation totaling $5 million (242,966 shares at an average cost per common share of $19.95) during 2021, compared to $6 million (321,488 shares at an average cost per common share of $19.01) during 2020.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 22 for a summary of the components of accumulated other comprehensive income (loss).

Note 11 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2020, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2020 Incentive Compensation Plan. All remaining shares available for grant under the 2017 Incentive Compensation Plan were rolled into the 2020 Plan. As of December 31, 2021, approximately 11.0 million shares remained available for grant under the 2020 Plan.
Under the 2020 Plan, options are generally exercisable up to ten years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over four years.
The Corporation also issues restricted stock awards under the 2020 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three years or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards granted during 2020 and 2021 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2020 and 2021 will vest ratably over four years.
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
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The Corporation did not grant stock options during 2021.

The following assumptions were used in estimating the fair value for options granted in 2020 and 2019:

	2020	2019
Dividend yield	3.50%	3.30%
Risk-free interest rate	1.60%	2.60%
Weighted average expected volatility	21.00%	24.00%
Weighted average expected life	5.75 years	5.75 years
Weighted average per share fair value of options	$2.39	$4.00
A summary of the Corporation’s stock option activity for the year ended December 31, 2021 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($ in thousands)
Outstanding at December 31, 2020	6,473	$19.77	6.23 years	$2,005
Exercised	(1,533)	16.58
Forfeited or expired	(126)	22.28
Outstanding at December 31, 2021	4,814	$20.72	5.96 years	$12,532
Options exercisable at December 31, 2021	3,264	$21.00	5.13 years	$8,294
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2021, 2020, and 2019, the intrinsic value of stock options exercised was $9 million, approximately $816,000, and $4 million, respectively. The total fair value of stock options that vested was $4 million for the year ended December 31, 2021, $4 million for the year ended December 31, 2020, and $3 million for the year ended December 31, 2019.
For the years ended December 31, 2021, 2020, and 2019, the Corporation recognized compensation expense of $1 million, $4 million, and $4 million, respectively, for the vesting of stock options. Included in compensation expense for 2021 was approximately $167,000 of expense for the accelerated vesting of stock options granted to retirement eligible colleagues. At December 31, 2021, the Corporation had $1 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter 2024.
The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2021:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	2,293	$20.46
Granted	1,229	20.03
Vested	(812)	21.23
Forfeited	(75)	21.72
Outstanding at December 31, 2021	2,635	$19.87
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant. Expense for restricted stock awards of $15 million was recorded for the year ended December 31, 2021, $17 million for the year ended December 31, 2020 and $21 million for the year ended December 31, 2019. Included in compensation expense for 2021 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $21 million of unrecognized compensation costs related to restricted stock awards at December 31, 2021 that are expected to be recognized over the remaining requisite service periods that extend predominantly through first quarter 2025. The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards.

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
The funded status and amounts recognized on the 2021 and 2020 consolidated balance sheets, as measured on December 31, 2021 and 2020, respectively, for the RAP and Postretirement Plan were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2021	2021	2020	2020
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$478,849	$—	$442,034	$—
Actual return on plan assets	41,576	—	58,802	—
Employer contributions	—	201	—	210
Gross benefits paid	(22,629)	(201)	(21,987)	(210)
Fair value of plan assets at end of year(a)	$497,796	$—	$478,849	$—
Change in Benefit Obligation
Net benefit obligation at beginning of year	$280,017	$2,243	$260,576	$2,545
Service cost	7,779	—	8,244	—
Interest cost	6,570	52	8,185	78
Plan amendments	(1,494)	—	—	—
Actuarial (gain) loss	(8,921)	(119)	24,998	(169)
Gross benefits paid	(22,629)	(201)	(21,987)	(210)
Net benefit obligation at end of year(a)	$261,321	$1,975	$280,017	$2,243
Funded (unfunded) status	$236,475	$(1,975)	$198,832	$(2,243)
Noncurrent assets	$236,475	$—	$198,832	$—
Current liabilities	—	(177)	—	(189)
Noncurrent liabilities	—	(1,798)	—	(2,055)
Asset (liability) recognized on the consolidated balance sheets	$236,475	$(1,975)	$198,832	$(2,243)
(a) The fair value of the plan assets represented 190% and 171% of the net benefit obligation of the pension plan at December 31, 2021 and 2020, respectively.
Amounts recognized in accumulated other comprehensive (income) loss, net of tax, as of December 31, 2021 and 2020 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2021	2021	2020	2020
Prior service cost	$(1,253)	$(419)	$(194)	$(477)
Net actuarial loss	5,605	(89)	28,029	—
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive (income) loss	$4,352	$(508)	$27,835	$(477)

Other changes in plan assets and benefit obligations recognized in OCI, net of tax, in 2021 and 2020 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2021	2021	2020	2020
Net actuarial gain	$25,257	$119	$8,209	$169
Amortization of prior service cost	(73)	(75)	(73)	(75)
Amortization of actuarial loss	4,594	—	3,897	—
Prior service cost	1,494	—	—	—
Income tax (expense)	(7,791)	(11)	(3,040)	(23)
Total Recognized in OCI	$23,480	$33	$8,993	$71
The components of net pension cost for the RAP for 2021, 2020, and 2019 were as follows:

($ in Thousands)	2021	2020	2019
Service cost	$7,779	$8,244	$7,263
Interest cost	6,570	8,185	9,752
Expected return on plan assets	(25,675)	(25,595)	(24,332)
Amortization of prior service cost	(73)	(73)	(73)
Amortization of actuarial loss	4,594	3,897	480
Recognized settlement loss	434	—	—
Total net periodic pension (income)	$(6,370)	$(5,342)	$(6,910)
The components of net periodic benefit cost for the Postretirement Plan for 2021, 2020, and 2019 were as follows:

($ in Thousands)	2021	2020	2019
Interest cost	$52	$78	$104
Amortization of prior service cost	(75)	(75)	(75)
Amortization of actuarial (gain)	—	—	(4)
Total net periodic benefit cost (income)	$(24)	$3	$25
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.

	RAP	Postretirement Plan	RAP	Postretirement Plan
	2021	2021	2020	2020
Weighted average assumptions used to determine benefit obligations
Discount rate	2.80%	2.80%	2.40%	2.40%
Rate of increase in compensation levels	2.50%	N/A	2.00%	N/A
Interest crediting rate	3.07%	N/A	3.24%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	2.40%	2.40%	3.20%	3.20%
Rate of increase in compensation levels	2.00%	N/A	2.00%	N/A
Expected long-term rate of return on plan assets	6.00%	N/A	6.20%	N/A
The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the RAP’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rates of return for the RAP assets were 10.10% and 15.18% for 2021 and 2020, respectively.
The RAP’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the RAP is to maximize total return with a tolerance for average risk. The RAP has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, alternative securities 0 to 15%, and other cash equivalents 0 to 10%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the RAP as of the December 31, 2021 and 2020 measurement dates, respectively, by asset category were as follows:

Asset Category	2021	2020
Equity securities	55%	53%
Fixed-income securities	34%	33%
Group annuity contracts	10%	11%
Alternative securities	—%	1%
Other	1%	2%
Total	100%	100%
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
Based on these inputs, the following table summarizes the fair value of the RAP’s investments as of December 31, 2021 and 2020:

		Fair Value Measurements Using
($ in Thousands)	December 31, 2021	Level 1	Level 2	Level 3
RAP Investments
Money market account	$5,446	$5,446	$—	$—
Common /collective trust funds	185,791	185,791	—	—
Mutual funds	257,345	257,345	—	—
Group annuity contracts	49,213	—	—	49,213
Total RAP investments	$497,796	$448,582	$—	$49,213

		Fair Value Measurements Using
($ in Thousands)	December 31, 2020	Level 1	Level 2	Level 3
RAP Investments
Money market account	$9,429	$9,429	$—	$—
Common /collective trust funds	172,950	172,950	—	—
Mutual funds	245,605	245,605	—	—
Group annuity contracts	50,866	—	—	50,866
Total RAP investments	$478,849	$427,983	$—	$50,866
The following presents a summary of the changes in the fair value of the RAP's Level 3 asset during the periods indicated.

Fair Value Reconciliation of Level 3 RAP Investments	2021	2020
Fair value of group annuity contract at beginning of period	$50,866	$50,055
Return on plan assets	921	3,499
Transfers from money market funds and equity securities	66	—
Benefits paid	(2,640)	(2,688)
Fair value of group annuity contract at end of period	$49,213	$50,866

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions to the RAP during 2021 and 2020.

The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the RAP and Postretirement Plan at December 31, 2021, reflecting expected future services, were as follows:

($ in Thousands)	RAP	Postretirement Plan
Estimated future benefit payments
2022	$16,398	$180
2023	15,956	175
2024	16,897	169
2025	18,555	163
2026	17,051	156
2027-2031	77,883	674
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. There are no remaining participants under age 65 in the Postretirement Plan. The actual change in 2021 health care premium rates for post-65 coverage was a decrease of 2.00%. The health care trend rate assumption for post-65 coverage is an increase of 5.25% in 2022 with the rate of increase slowing by 0.25% to an ultimate rate of 5.00% for 2023 and future years.
The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $13 million, $15 million, and $16 million for 2021, 2020, and 2019, respectively.
Note 13 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
($ in Thousands)	2021	2020	2019
Current
Federal	$57,916	$33,020	$50,560
State	12,035	16,193	15,327
Total current	69,951	49,213	65,887
Deferred
Federal	9,115	(25,895)	14,094
State	6,247	(3,118)	(261)
Total deferred	15,362	(29,013)	13,833
Total income tax expense	$85,313	$20,200	$79,720

Temporary differences between the amounts reported on the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. DTAs and liabilities at December 31, 2021 and 2020, included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively, were as follows:

($ in Thousands)	2021	2020
Deferred tax assets
Allowance for loan losses	$72,199	$88,967
Allowance for other losses	12,704	16,347
Accrued liabilities	4,285	3,776
Deferred compensation	31,896	27,896
Benefit of tax loss and credit carryforwards	6,245	9,789
Nonaccrual interest	1,374	1,763
Lease liability	12,954	13,328
Basis difference from equity securities and other investments	—	6,329
Net unrealized losses on AFS securities	1,989	—
Net unrealized losses on pension and postretirement benefits	1,308	9,110
Other	3,806	997
Total deferred tax assets	$148,760	$178,302
Valuation allowance for deferred tax assets	—	(251)
Total deferred tax assets after valuation allowance	$148,760	$178,051
Deferred tax liabilities
Prepaid expenses	$61,826	$63,113
Goodwill	22,785	21,698
Mortgage banking activities	14,382	10,403
Deferred loan fee income	7,848	9,799
State deferred taxes	1,234	2,636
Lease financing	—	116
Bank premises and equipment	20,705	30,188
Purchase accounting	11,500	12,658
Basis difference from equity securities and other investments	2,597	—
Net unrealized gains on AFS securities	—	13,568
Other	667	1,049
Total deferred tax liabilities	$143,544	$165,228
Net deferred tax assets (liabilities)	$5,216	$12,823
At December 31, 2020, the valuation allowance for DTAs of approximately $251,000 was related to the deferred tax benefit of specific federal tax loss carryforwards of $3 million from a 2017 acquisition. The changes in the valuation allowance related to net operating losses for 2021 and 2020 were as follows:

($ in Thousands)	2021	2020
Valuation allowance for deferred tax assets, beginning of year	$(251)	$(251)
Decrease in current year	251	—
Valuation allowance for deferred tax assets, end of year	$—	$(251)
At December 31, 2021, the Corporation had state net operating loss carryforwards of $79 million (of which $32 million was acquired from various acquisitions) that will begin expiring in 2031.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2021	2020	2019
Federal income tax rate at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(3.0)%	(3.9)%	(3.3)%
State income taxes (net of federal benefit)	3.8%	3.7%	3.5%
Bank owned life insurance	(0.6)%	(0.9)%	(0.8)%
Tax effect of tax credits and benefits, net of related expenses	(1.8)%	(1.8)%	(0.9)%
Tax reserve adjustments / settlements	—%	0.1%	0.2%
Net tax (benefit) expense from stock-based compensation	—%	0.3%	(0.2)%
Restructuring in conjunction with ABRC sale	(0.1)%	(13.7)%	—%
FDIC premium	0.5%	0.8%	0.5%
Other	(0.2)%	0.6%	(0.4)%
Effective income tax rate	19.6%	6.2%	19.6%
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2021. If income taxes had been provided, the deferred tax liability would have been approximately $25 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2018 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

($ in Millions)	2021	2020
Balance at beginning of year	$3	$3
Subtractions for tax positions related to prior years	(1)	—
Balance at end of year	$2	$3
At December 31, 2021 and 2020, the total amounts of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $2 million and $3 million, respectively.
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line on the consolidated statements of income. Interest and penalty benefits were negligible at both December 31, 2021 and 2020. Accrued interest and penalties were negligible at both December 31, 2021 and December 31, 2020. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $71 million of investment securities as collateral at December 31, 2021, and pledged $72 million of investment securities as collateral at December 31, 2020. Cash is often pledged as collateral for derivatives that are not centrally cleared. At December 31, 2021, the Corporation posted $11 million cash collateral compared to $31 million at December 31, 2020. See Note 18 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.
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
The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of December 31, 2021 and December 31, 2020. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2021 and December 31, 2020. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.
The table below identifies the balance sheet category and fair values of the Corporation’s derivative instruments:

	December 31, 2021				December 31, 2020
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$3,874,781	$83,626	$3,874,781	$26,231	$3,639,679	$192,518	$3,639,679	$25,680
Foreign currency exchange forwards	490,057	5,490	478,745	5,441	411,292	4,909	398,890	4,836
Commodity contracts	3,894	1,264	3,910	1,248	87,547	12,486	83,214	11,155
Mortgage banking(a)(b)	133,990	2,647	245,016	—	226,818	9,624	335,500	2,046
Gross derivatives before netting		$93,026		$32,921		$219,537		$43,716
Less: Legally enforceable master netting agreements		2,143		2,143		1,936		1,936
Less: Cash collateral pledged/received		1,313		11,357		10,879		25,625
Total derivative instruments, after netting		$89,570		$19,421		$206,722		$16,155
(a) Mortgage derivative assets include interest rate lock commitments and mortgage derivative liabilities include forward commitments.
(b) Includes approximately $30,000 of forward commitment fair value.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At December 31, 2021, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $414 million and is included in loans on the consolidated balance sheets. This amount includes $2 million of hedging adjustments on the discontinued hedging relationships.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income during the twelve months ended December 31, 2021, 2020,and 2019:

	Location and Amount of Gain or (Loss) Recognized on Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2021	2020		2019
($ in Thousands)	Interest Income	Interest Income	Other Expense	Interest Income
Total amounts of income and expense line items presented on the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded(a)	$(1,376)	$(1,779)	$(262)	$(448)
The effects of fair value and cash flow hedging: Gain or (loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(1,376)	(1,779)	(262)	5,871
Derivatives designated as hedging instruments(a)	—	—	—	(6,319)
(a) Includes net settlements as hedging instruments
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income during the twelve months ended December 31, 2021, 2020, and 2019:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Years Ended December 31,
($ in Thousands)		2021	2020	2019
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital market fees, net	$2,432	$(1,758)	$(1,393)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(7,007)	7,097	319
Forward commitments (mortgage)	Mortgage banking, net	(2,075)	1,335	1,362
Foreign currency exchange forwards	Capital market fees, net	(25)	(105)	132
Commodity contracts	Capital market fees, net	(1,316)	427	(1,763)

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

The following table presents the interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest, commodity and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement, and therefore, are excluded from this table:

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Liabilities Offset	Cash Collateral Received
Derivative assets
December 31, 2021	$3,567	$(2,143)	$(1,313)	$111
December 31, 2020	13,441	(1,936)	(10,879)	626

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Assets Offset	Cash Collateral Pledged
Derivative liabilities
December 31, 2021	$15,620	$(2,143)	$(11,357)	$2,120
December 31, 2020	27,951	(1,936)	(25,625)	390
Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 14). The following is a summary of lending-related commitments:

($ in Thousands)	December 31, 2021	December 31, 2020
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,848,136	$10,010,492
Commercial letters of credit(a)	5,992	3,642
Standby letters of credit(c)	248,292	278,798
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at December 31, 2021 or 2020.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.
(c) The Corporation has established a liability of $2 million and $3 million at December 31, 2021 and 2020, respectively, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in Thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020
Allowance for Unfunded Commitments
Balance at beginning of period	$47,776	$21,907
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	18,690
Balance at beginning of period, adjusted	47,776	40,597
Provision for unfunded commitments	(8,000)	7,000
Amount recorded at acquisition	—	179
Balance at end of period	$39,776	$47,776

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
Other Commitments
The Corporation invests in qualified affordable housing projects, federal and state historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at December 31, 2021, was $268 million, compared to $272 million at December 31, 2020, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $33 million, $23 million, and $19 million during the years ended December 31, 2021, 2020, and 2019, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $262 million at December 31, 2021 and $268 million at December 31, 2020.
The Corporation’s unfunded equity contributions relating to investments in federal and state qualified affordable housing and federal and state historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $80 million and $118 million at December 31, 2021 and 2020, respectively.
During the years ended December 31, 2021, 2020 and 2019, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $25 million at both December 31, 2021 and 2020, included in tax credit and other investments on the consolidated balance sheets.
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
Operational Matters
In November 2021, we became aware that during several routine purges of old documents, certain documents that were more than seven years old relating to active accounts were inadvertently purged from our electronic database. The active account documents that were inadvertently purged related to 1) certain customer documents obtained as part of bank acquisitions, and 2) certain customer documents that were transferred to a new cold storage system without correct retention coding. Both the acquisitions and the transfer occurred years ago. The majority of the documents inadvertently purged were signature cards. We have undertaken measures to replace (if possible) or otherwise lessen the impact on customers of any inadvertently purged documents. While the impact on the Company of this incident has been immaterial to date, and we are not aware of any material adverse customer impact, it is not possible at this time for management to reasonably estimate the amount of any potential loss related to this incident.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $8 million and $10 million for the years ended December 31, 2021 and 2020, respectively. There were approximately $114,000 of loss reimbursement and settlement claims paid for the year ended December 31, 2021, and there were no such claims for the year ended December 31, 2020. Make whole requests during 2020 and 2021 generally arose from loans sold during the period of

January 1, 2012 to December 31, 2020. Since January 1, 2012, loans sold totaled $16.1 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2021, $6.5 billion of these sold loans remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million and $2 million at December 31, 2021 and 2020, respectively.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2021 and December 31, 2020, there were $10 million and $36 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2021 and December 31, 2020, there were $24 million and $33 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
Note 17 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
Balance Sheets

	December 31,
($ in Thousands)	2021	2020
Assets
Cash and due from banks	$17,241	$40,204
Interest-bearing deposits in other financial institutions	20,743	15,228
Notes and interest receivable from subsidiaries	285,516	305,779
Investments in and receivable due from subsidiaries	3,953,461	4,005,198
Other assets	46,644	46,850
Total assets	$4,323,605	$4,413,259
Liabilities and Stockholders' Equity
Commercial paper	$34,730	$59,346
Subordinated notes, at par	250,000	250,000
Long-term funding capitalized costs	(839)	(1,133)
Total long-term funding	249,161	248,867
Accrued expenses and other liabilities	14,860	14,113
Total liabilities	298,752	322,326
Preferred equity	193,195	353,512
Common equity	3,831,658	3,737,421
Total stockholders’ equity	4,024,853	4,090,933
Total liabilities and stockholders’ equity	$4,323,605	$4,413,259

Statements of Income

	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Income
Income from subsidiaries	$361,198	$317,895	$341,789
Interest income on notes receivable from subsidiaries	3,247	3,257	13,983
Other income	682	933	761
Total income	365,127	322,084	356,532
Expense
Interest expense on short and long-term funding	10,942	10,960	16,802
Other expense	7,330	6,422	6,583
Total expense	18,272	17,383	23,384
Income before income tax expense	346,856	304,702	333,148
Income tax expense (benefit)	(4,138)	(2,070)	6,359
Net income	350,994	306,771	326,790
Preferred stock dividends	17,111	18,358	15,202
Net income available to common equity	$333,883	$288,413	$311,587
Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$350,994	$306,771	$326,790
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	28,802	(61,406)	(21,789)
Net change in other assets and accrued expenses and other liabilities	17,102	(49,890)	265
Net cash provided by operating activities	396,898	195,475	305,266
Cash Flows from Investing Activities
Net (increase) decrease in notes receivable from subsidiaries	20,000	(105,000)	250,000
Net cash provided by (used in) investing activities	20,000	(105,000)	250,000
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	(24,616)	27,330	(13,406)
Redemption of Corporation's senior notes	—	—	(250,000)
Proceeds from issuance of common stock for stock-based compensation plans	25,702	3,966	11,216
Proceeds from issuance of preferred stock	—	96,796	—
Redemption of preferred stock	(164,458)	—	—
Purchase of treasury stock, open market purchases	(132,955)	(71,255)	(177,484)
Purchase of treasury stock, stock-based compensation plans	(4,847)	(6,113)	(8,592)
Cash dividends on common stock	(116,061)	(112,023)	(111,804)
Cash dividends on preferred stock	(17,111)	(18,358)	(15,202)
Net cash used in financing activities	(434,346)	(79,656)	(565,272)
Net increase (decrease) in cash and cash equivalents	(17,448)	10,819	(10,006)
Cash and cash equivalents at beginning of year	55,432	44,613	54,619
Cash and cash equivalents at end of year	$37,984	$55,432	$44,613

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
Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. Since quoted prices for the Corporation's equity securities are readily available in an active market, they are classified within Level 1 of the fair value hierarchy. See Note 3 for additional disclosure regarding the Corporation’s equity securities.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2021 and 2020, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments for interest rate-related instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments for interest rate-related instruments in their entirety are classified within Level 2 of the fair value hierarchy.

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
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as probability of default and loss given default of the underlying loans to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2021 and 2020, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments for commodity contracts. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments for commodity contracts in their entirety are classified within Level 2 of the fair value hierarchy.

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of December 31, 2021 and 2020, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	December 31, 2021	December 31, 2020
Assets
Investment securities AFS
U.S. Treasury securities	Level 1	$122,957	$26,531
Agency securities	Level 2	14,897	25,038
Obligations of state and political subdivisions (municipal securities)	Level 2	400,457	450,662
Residential mortgage-related securities
FNMA / FHLMC	Level 2	2,691,879	1,461,241
GNMA	Level 2	67,780	235,537
Private-label	Level 2	329,724	—
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	350,623	22,904
GNMA	Level 2	166,799	524,756
Asset backed securities
FFELP	Level 2	177,325	327,189
SBA	Level 2	6,580	8,584
Other debt securities	Level 2	2,994	3,000
Total investment securities AFS	Level 1	$122,957	$26,531
Total investment securities AFS	Level 2	4,209,058	3,058,910
Equity securities with readily determinable fair values	Level 1	4,810	1,661
Residential loans held for sale	Level 2	136,638	129,158
Interest rate-related instruments(a)	Level 2	83,626	192,518
Foreign currency exchange forwards(a)	Level 2	5,490	4,909
Commodity contracts(a)	Level 2	1,264	12,486
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	2,617	9,624
Forward commitments to sell residential mortgage loans	Level 3	30	—
Liabilities
Interest rate-related instruments(a)	Level 2	$26,231	$25,680
Foreign currency exchange forwards(a)	Level 2	5,441	4,836
Commodity contracts(a)	Level 2	1,248	11,155
Forward commitments to sell residential mortgage loans	Level 3	—	2,046
(a) Figures presented gross before netting. See Note 14 and Note 15 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the years ended December 31, 2021 and 2020, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2019	$2,527	$710	$1,817
New production	72,659	(3,505)	76,164
Closed loans / settlements	(76,001)	(12,587)	(63,414)
Other	10,439	17,427	(6,988)
Mortgage derivative gain	7,097	1,335	5,762
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	$53,686	$(3,281)	$56,966
Closed loans / settlements	(53,477)	3,740	(57,217)
Other	(7,216)	(2,535)	(4,680)
Mortgage derivative (loss)	(7,007)	(2,076)	(4,932)
Balance December 31, 2021	$2,617	$(30)	$2,647
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2021, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Derivative Financial Instruments (Mortgage Derivative — Interest Rate Lock Commitments to Originate Residential Mortgage Loans Held For Sale): The fair value is determined by the change in value from each loan's rate lock date to the expected rate lock expiration date based on the underlying loan attributes, estimated closing ratios, and investor price matrix determined to be reasonably applicable to each loan commitment. The closing ratio calculation takes into consideration historical experience and loan-level attributes, particularly the change in the current interest rates from the time of initial rate lock. The closing ratio is periodically reviewed for reasonableness and reported to the Associated Mortgage Risk Management Committee. At December 31, 2021, the closing ratio was 86%.
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
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
Following is a description of the valuation methodologies used for the Corporation’s more significant instruments measured on a nonrecurring basis at LOCOM, including the general classification of such instruments pursuant to the valuation hierarchy.
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
For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2021, the Corporation utilized the following valuation techniques and significant unobservable inputs.
Individually Evaluated Loans: The Corporation individually evaluates loans when a commercial loan relationship is in nonaccrual status or when a commercial or consumer loan relationship has its terms restructured in a TDR or when a loan meets the Corporation's definition of a probable TDR. See Note 4 for additional information regarding the Corporation’s individually evaluated loans.
Mortgage Servicing Rights: MSRs do not trade in an active, open market with readily observable prices. While sales of MSRs do occur, the precise terms and conditions typically are not readily available to allow for a “quoted price for similar assets” comparison. Accordingly, the Corporation utilizes an independent valuation from a third party which uses a discounted cash flow model to estimate the fair value of its MSRs. The valuation model incorporates prepayment assumptions to project MSRs cash flows based on the current interest rate scenario, which is then discounted to estimate an expected fair value of the MSRs. The valuation model considers portfolio characteristics of the underlying mortgages, contractually specified servicing fees, prepayment assumptions, discount rate assumptions, delinquency rates, late charges, other ancillary revenue, costs to service, and other economic factors. The Corporation periodically reviews and assesses the underlying inputs and assumptions used in the model. In addition, the Corporation compares its fair value estimates and assumptions to observable market data for MSRs, where available, and to recent market activity and actual portfolio experience. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the fair value hierarchy. The Corporation uses the amortization method (i.e., LOCOM measured on a nonrecurring basis), not fair value measurement accounting, for its MSRs assets.
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
These parameter assumptions fall within a range that the Corporation, in consultation with an independent third party, believes purchasers of servicing would apply to such portfolios sold into the current secondary servicing market. Discussions are held with members from Treasury and the Community, Consumer, and Business segment to reconcile the fair value estimates and the key assumptions used by the respective parties in arriving at those estimates. The Associated Consumer Lending Risk Committee is responsible for providing control over the valuation methodology and key assumptions. To assess the reasonableness of the fair value measurement, the Corporation also compares the fair value and constant prepayment rate to a value calculated by an independent third party on an annual basis. See Note 5 for additional disclosure regarding the Corporation’s MSRs.
On January 1, 2022, the Corporation elected to account for its MSRs under the fair value methodology. See Note 24 for details on the accounting policy change from LOCOM to fair value accounting.
Equity Securities Without Readily Determinable Fair Values: The Corporation measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Included in equity securities without readily determinable fair values are 77,000 Visa Class B restricted shares carried at fair value. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. During the first quarter of 2020, the Corporation also acquired 996 Visa Class B restricted shares from the acquisition of First Staunton, and those shares are currently carried at a zero cost basis due to the lack of an observable market price since the time of acquisition. Based on the current conversion factor, the Corporation expects 77,996 shares of Visa Class B to convert to 126,205 shares of Visa Class A upon the litigation resolution.
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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of December 31, 2021 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of December 31, 2021:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2020	$13,444
Additions	264
Sales	(33)
Donations	(134)
Carrying value as of December 31, 2021	$13,542

Cumulative upward carrying value changes between January 1, 2018 and December 31, 2021	$13,444
Cumulative downward carrying value changes between January 1, 2018 and December 31, 2021	$—

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(c)
December 31, 2021
Assets
Individually evaluated loans(a)	Level 3	$69,917	Provision for credit losses	$(3,045)
OREO(b)	Level 2	21,299	Other noninterest expense / provision for credit losses(d)	7,345
Mortgage servicing rights	Level 3	57,259	Mortgage banking, net	16,186

December 31, 2020
Assets
Individually evaluated loans(a)	Level 3	$138,752	Provision for credit losses	$97,519
OREO(b)	Level 2	6,125	Other noninterest expense	3,747
Mortgage servicing rights	Level 3	41,990	Mortgage banking, net	(17,704)
(a) Includes probable TDRs which are individually analyzed, net of the related ACLL.
(b) If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value, and is therefore not included in the table.
(c) Includes the full year impact on the consolidated statements of income.
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
The table below presents information about these inputs and further discussion is found above:

December 31, 2021	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Discount rate	9%	-	13%	9%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	8%	-	39%	12%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	33%	-	61%	38%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		December 31, 2021		December 31, 2020
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$343,831	$343,831	$416,154	$416,154
Interest-bearing deposits in other financial institutions	Level 1	681,684	681,684	298,759	298,759
Federal funds sold and securities purchased under agreements to resell	Level 1	—	—	1,135	1,135
Investment securities AFS	Level 1	122,957	122,957	26,531	26,531
Investment securities AFS	Level 2	4,209,058	4,209,058	3,058,910	3,058,910
Investment securities HTM, net	Level 1	1,000	1,001	999	1,024
Investment securities HTM, net	Level 2	2,237,947	2,347,608	1,877,939	2,027,852
Equity securities with readily determinable fair values	Level 1	4,810	4,810	1,661	1,661
Equity securities without readily determinable fair values	Level 3	13,542	13,542	13,444	13,444
FHLB and Federal Reserve Bank stocks	Level 2	168,281	168,281	168,280	168,280
Residential loans held for sale	Level 2	136,638	136,638	129,158	129,158
Loans, net	Level 3	23,944,934	23,980,330	24,068,022	24,012,738
Bank and corporate owned life insurance	Level 2	680,021	680,021	679,647	679,647
Derivatives (other assets)(a)	Level 2	90,379	90,379	209,913	209,913
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	2,617	2,617	9,624	9,624
Forward commitments to sell residential mortgage loans (other assets)	Level 3	30	30	—	—
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$27,119,167	$27,119,167	$24,725,451	$24,725,451
Brokered CDs and other time deposits(b)	Level 2	1,347,262	1,347,262	1,757,030	1,766,200
Short-term funding	Level 2	354,262	354,248	252,317	252,303
FHLB advances	Level 2	1,621,047	1,680,814	1,632,723	1,760,727
Other long-term funding	Level 2	249,324	265,545	549,465	578,233
Standby letters of credit(c)	Level 2	2,367	2,367	2,731	2,731
Derivatives (accrued expenses and other liabilities)(a)	Level 2	32,921	32,921	41,671	41,671
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	—	—	2,046	2,046
(a) Figures presented gross before netting. See Note 14 and Note 15 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $248 million and $279 million at December 31, 2021 and 2020, respectively. See Note 16 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and CET1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2021 and 2020, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.
As of December 31, 2021 and 2020, the most recent notifications from the OCC and the FDIC categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2021 or 2020.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions(a)
($ in Thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31 , 2021
Associated Banc-Corp
Total capital	$3,570,026	13.10%	$2,179,419	≥	8.00%
Tier 1 capital	3,001,074	11.02%	1,634,564	≥	6.00%
CET1	2,808,289	10.31%	1,225,923	≥	4.50%
Leverage	3,001,074	8.83%	1,359,299	≥	4.00%
Associated Bank, N.A.
Total capital	$3,243,672	11.93%	$2,175,689	≥	8.00%	$2,719,611	≥	10.00%
Tier 1 capital	2,923,881	10.75%	1,631,766	≥	6.00%	2,175,689	≥	8.00%
CET1	2,923,881	10.75%	1,223,825	≥	4.50%	1,767,747	≥	6.50%
Leverage	2,923,881	8.61%	1,358,041	≥	4.00%	1,697,551	≥	5.00%
As of December 31 , 2020
Associated Banc-Corp
Total capital	$3,632,807	14.02%	$2,072,273	≥	8.00%
Tier 1 capital	3,058,809	11.81%	1,554,205	≥	6.00%
CET1	2,706,010	10.45%	1,165,654	≥	4.50%
Leverage	3,058,809	9.37%	1,305,604	≥	4.00%
Associated Bank, N.A.
Total capital	$3,295,823	12.74%	$2,068,801	≥	8.00%	$2,586,002	≥	10.00%
Tier 1 capital	2,971,234	11.49%	1,551,601	≥	6.00%	2,068,801	≥	8.00%
CET1	2,971,234	11.49%	1,163,701	≥	4.50%	1,680,901	≥	6.50%
Leverage	2,971,234	9.11%	1,304,448	≥	4.00%	1,630,560	≥	5.00%
(a) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 20 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
($ in Thousands, except per share data)	2021	2020	2019
Net income	$350,994	$306,771	$326,790
Preferred stock dividends	(17,111)	(18,358)	(15,202)
Net income available to common equity	$333,883	$288,413	$311,587
Common shareholder dividends	$(115,212)	$(111,291)	$(111,091)
Unvested share-based payment awards	(849)	(732)	(713)
Undistributed earnings	$217,822	$176,390	$199,784
Undistributed earnings allocated to common shareholders	$216,299	$175,134	$198,424
Undistributed earnings allocated to unvested share-based payment awards	1,523	1,256	1,360
Undistributed earnings	$217,822	$176,390	$199,784
Basic
Distributed earnings to common shareholders	$115,212	$111,291	$111,091
Undistributed earnings allocated to common shareholders	216,299	175,134	198,424
Total common shareholders earnings, basic	$331,510	$286,425	$309,514
Diluted
Distributed earnings to common shareholders	$115,212	$111,291	$111,091
Undistributed earnings allocated to common shareholders	216,299	175,134	198,424
Total common shareholders earnings, diluted	$331,510	$286,425	$309,514
Weighted average common shares outstanding	150,773	153,005	160,534
Effect of dilutive common stock awards	1,214	637	1,398
Diluted weighted average common shares outstanding	151,987	153,642	161,932
Basic earnings per common share	$2.20	$1.87	$1.93
Diluted earnings per common share	$2.18	$1.86	$1.91
Anti-dilutive common stock options of 3 million at December 31, 2021, 7 million at December 31, 2020, and 3 million December 31, 2019, were excluded from the earnings per common share calculation.
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
The provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using methodologies described in Note 1. The net effect of the provision for credit losses is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, asset gains on disposed business units, loss on the prepayment of FHLB advances, and income tax benefits as a result of corporate restructuring) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses with the net tax residual recorded in Risk Management and Shared Services. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A description of each business segment is presented below.
Corporate and Commercial Specialty: The Corporate and Commercial Specialty segment serves a wide range of customers including private clients, larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals, private clients, and small to mid-sized businesses. In serving this segment, we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our CRE unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, CRE financing, construction loans, letters of credit, leasing, asset-based lending, and, for our larger clients, loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions, and information services; (3) specialized financial services such as interest rate risk management, foreign exchange solutions, and commodity hedging; (4) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management; and (5) investable funds solutions such as savings, money market deposit accounts, IRA accounts, CDs, fixed and variable annuities, full-service, discount and online investment brokerage; investment advisory services; and trust and investment management accounts. During the first quarter of 2021, the Corporation sold its wealth management subsidiary, Whitnell.
Community, Consumer, and Business: The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, the Corporation offered insurance and risk consulting services, until the sale of the business in June of 2020. In serving this segment, we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various consumer banking and community banking units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, auto loans, business loans, and business lines of credit, and (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services.
Risk Management and Shared Services: The Risk Management and Shared Services segment includes key shared operational functions and also includes residual revenue and expenses, representing the difference between actual amounts incurred and the amounts allocated to operating segments, including interest rate risk residuals (FTP mismatches) and credit risk and provision residuals (long-term credit charge mismatches). All acquisition related costs, the asset gain on sale of ABRC, loss on the prepayment of FHLB advances, and the tax benefit from corporate restructuring are included within the Risk Management and Shared Services segment.
Effective during 2021, select back office support functions that specifically support Community, Consumer and Business were reorganized under that segment from the Risk Management and Shared Services segment.

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Net interest income	$373,856	$395,135	$447,979
Net intersegment interest income (expense)	26,710	10,400	(52,200)
Segment net interest income	400,565	405,535	395,779
Noninterest income	170,338	149,456	136,097
Total revenue	570,903	554,991	531,876
Provision for credit losses	62,795	59,780	49,341
Noninterest expense	229,444	209,507	233,655
Income before income taxes	278,664	285,705	248,879
Income tax expense	49,772	53,193	47,480
Net income	$228,891	$232,512	$201,399
Allocated goodwill	$525,836	$530,144	$530,144

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Net interest income	$276,854	$295,297	$301,563
Net intersegment interest income	53,668	54,203	93,331
Segment net interest income	330,522	349,500	394,894
Noninterest income	146,457	185,737	223,712
Total revenue	476,978	535,237	618,606
Provision for credit losses	18,138	21,862	18,594
Noninterest expense	387,033	429,565	467,086
Income before income taxes	71,808	83,810	132,925
Income tax expense	15,080	17,600	27,914
Net income	$56,728	$66,210	$105,011
Allocated goodwill	$579,156	$579,156	$646,086

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Net interest income	$75,146	$72,525	$86,132
Net intersegment interest (expense)	(80,378)	(64,603)	(41,130)
Segment net interest income	(5,232)	7,922	45,001
Noninterest income(a)	15,570	178,862	21,015
Total revenue	10,338	186,784	66,017
Provision for credit losses	(168,944)	92,365	(51,935)
Noninterest expense	93,446	136,962	93,247
Income (loss) before income taxes	85,836	(42,543)	24,705
Income tax expense (benefit)(b)	20,461	(50,593)	4,325
Net income	$65,374	$8,050	$20,379
Allocated goodwill	$—	$—	$—

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Net interest income	$725,855	$762,957	$835,674
Net intersegment interest income	—	—	—
Segment net interest income	725,855	762,957	835,674
Noninterest income(a)	332,364	514,056	380,824
Total revenue	1,058,219	1,277,012	1,216,498
Provision for credit losses	(88,011)	174,006	16,000
Noninterest expense	709,924	776,034	793,988
Income before income taxes	436,307	326,972	406,509
Income tax expense(b)	85,313	20,200	79,720
Net income	$350,994	$306,771	$326,790
Allocated goodwill	$1,104,992	$1,109,300	$1,176,230
(a) For the year ended December 31, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC.
(b) The Corporation has recognized $63 million in tax benefits for the year ended December 31, 2020.
Note 22 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2021, 2020, and 2019 respectively, including changes during the years then ended as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities AFS	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2018	$(75,643)	$(49,330)	$(124,972)
Other comprehensive income before reclassifications	111,592	16,296	127,887
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities (gains), net	(5,957)	—	(5,957)
Personnel expense	—	(148)	(148)
Other expense	—	476	476
Interest income	895	—	895
Income tax (expense)	(26,898)	(4,465)	(31,363)
Net other comprehensive income during period	79,631	12,158	91,789
Balance, December 31, 2019	$3,989	$(37,172)	$(33,183)
Other comprehensive income before reclassifications	$55,628	$7,780	$63,408
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities (gains), net	(9,222)	—	(9,222)
Personnel expense	—	(148)	(148)
Other expense	—	3,897	3,897
Interest income	3,359	—	3,359
Income tax (expense)	(12,429)	(3,064)	(15,493)
Net other comprehensive income during period	37,336	8,465	45,801
Balance, December 31, 2020	$41,325	$(28,707)	$12,618
Other comprehensive income (loss) before reclassifications	$(63,714)	$25,519	$(38,195)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses, net	16	—	16
Personnel expense	—	1,346	1,346
Other expense	—	4,594	4,594
Interest income	1,551	—	1,551
Income tax (expense) benefit	15,557	(7,803)	7,754
Net other comprehensive income (loss) during period	(46,591)	23,656	(22,935)
Balance, December 31, 2021	$(5,266)	$(5,051)	$(10,317)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Wealth management fees	$89,854	$83,570	$80,719
Service charges and deposit account fees	18,635	16,903	13,342
Card-based fees(a)	1,790	1,534	1,827
Insurance commissions and fees	138	208	364
Other revenue	3,450	3,462	1,647
Noninterest Income (in-scope of Topic 606)	$113,866	$105,678	$97,899
Noninterest Income (out-of-scope of Topic 606)	56,471	43,778	38,198
Total Noninterest Income	$170,338	$149,456	$136,097

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Wealth management fees	$—	$1,387	$2,838
Service charges and deposit account fees	45,739	39,371	49,744
Card-based fees(a)	41,313	36,937	37,895
Insurance commissions and fees	190	45,027	88,727
Other revenue	9,349	19,053	9,462
Noninterest Income (in-scope of Topic 606)	$96,592	$141,775	$188,666
Noninterest Income (out-of-scope of Topic 606)	49,865	43,962	35,046
Total Noninterest Income	$146,457	$185,737	$223,712

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Wealth management fees	$—	$—	$(90)
Service charges and deposit account fees	32	33	49
Card-based fees(a)	21	134	190
Insurance commissions and fees	8	10	13
Other revenue	1,760	(1,552)	1,370
Noninterest Income (in-scope of Topic 606)	$1,820	$(1,375)	$1,532
Noninterest Income (out-of-scope of Topic 606)(b)	13,750	180,237	19,483
Total Noninterest Income	$15,570	$178,862	$21,015

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2021	2020	2019
Wealth management fees	$89,854	$84,957	$83,467
Service charges and deposit account fees	64,406	56,307	63,135
Card-based fees(a)	43,124	38,605	39,912
Insurance commissions and fees	336	45,245	89,104
Other revenue	14,558	20,963	12,629
Noninterest Income (in-scope of Topic 606)	$212,278	$246,077	$288,247
Noninterest Income (out-of-scope of Topic 606)(b)	120,086	267,979	92,577
Total Noninterest Income	$332,364	$514,056	$380,824
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) The year ended December 31, 2020 includes a pre-tax gain of $163 million from the sale of ABRC.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Service charges and deposit account fees	Service charges on deposit accounts consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to the customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consists of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage and advisory fees are included in wealth management fees.
Note 24 Recent Developments
As permitted under ASC 860-50-35-3, on January 1, 2022, the Corporation elected to begin accounting for its MSRs under the fair value methodology. This irrevocable election will result in a cumulative effect adjustment of $2 million, increasing retained earnings on the consolidated balance sheets. The valuation will be completed through an in-house valuation model with periodic external validation of the model's valuation.
On January 20, 2022, the Corporation announced that Executive Vice President, Chief Financial Officer Christopher J. Del Moral-Niles will retire from the Corporation later this year. The Corporation has retained Diversified Search Group to assist in the search for a successor. To ensure a seamless transition, Mr. Niles will continue in his role until a successor is in place.
On February 1, 2022, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.20 per common share, payable on March 15, 2022 to shareholders of record at the close of business on March 1, 2022. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 15, 2022 to shareholders of record at the close of business on March 1, 2022. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on March 15, 2022 to shareholders of record at the close of business on March 1, 2022.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, *Financial Instruments - Credit Losses*.

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

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

KPMG

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

Assessment of the allowance for credit losses related to loans, excluding individually analyzed loans

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for credit losses related to loans, excluding loans individually analyzed, is comprised of the allowance for loan losses and the allowance for unfunded commitments (collective ACLL) and was $304.6 million of a total allowance for credit losses of $319.8 million as of December 31, 2021 (the December 31, 2021 collective ACLL). The level of the December 31, 2021 collective ACLL represent management's estimate of an amount appropriate to provide for expected lifetime credit losses. The expected lifetime credit losses are the product of multiplying the Company's estimates of probability of default (PD), loss given default (LGD), and the individual loan level exposure at default (EAD) on an undiscounted basis. The Company estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of the loans. The Company uses PD and LGD models, which are based on loan grades for commercial loans and credit reports for consumer loans and are applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial and property types in Commercial Real Estate for commercial loans and loan types for consumer loans, and incorporate a single economic forecast scenario over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis over one year to its historical loss rates for the remaining life of the loans. A portion of the December 31, 2021 collective ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.

We identified the assessment of the December 31, 2021 collective ACLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2021 collective ACLL. Specifically, the assessment encompassed the evaluation of the December 31, 2021 collective ACLL methodology, including the methods and models used to estimate (1) PD and LGD and their significant assumptions, including the loan grades for commercial loans, credit reports for consumer loans, historical loan losses and delinquency experience, the economic forecast scenario, and how loans with similar risk characteristics are segmented, (2) the method used to calculate the prepayment assumptions, (3) the determination of the reasonable and supportable forecast period and reversion to historical losses and (4) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and of the mathematical accuracy of certain December 31, 2021 collective ACLL calculations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the critical audit matter. This included controls related to the:

- development and approval of the collective ACLL methodology

- continued use and appropriateness of changes made to PD and LGD models

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

2

- development of the qualitative factors

- performance monitoring of the PD and LGD models for the December 31, 2021 collective ACL

- analysis of the collective ACLL results, trends and ratios and

- calculation of the collective ACLL.

We evaluated the Company's process to develop the December 31, 2021 collective ACLL estimates by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of certain calculations of the December 31, 2021 collective ACLL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

- evaluating the Company's collective ACLL methodology for compliance with U.S. generally accepted accounting principles

- evaluating judgments made by the Company relative to the assessment and performance testing of the PD and LGD models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices

- evaluating the conceptual soundness of the methodology used to develop the key assumptions for the PD and LGD models including loan grades for commercial loans, credit reports for consumer loans, and the historical loan losses and delinquency experience by inspecting the model documentation to determine whether the models are suitable for their intended use

- evaluating the appropriateness of the model methodology utilized to incorporate a reasonable and supportable forecast and reversion methodology by inspecting the model documentation and by comparing it to relevant industry practices

- evaluating the selection of the economic forecast scenario through comparison to publicly available forecasts

- determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company's business environment and relevant industry practices

- evaluating the methodology used to develop the qualitative factors and the effect of those factors on the collective ACLL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models and

- evaluating individual loan grades for a selection of commercial loan relationships by evaluating the financial performance of the borrower, sources of repayment, and any relevant guarantees or underlying collateral values.

KPMG LLP

We have served as the Company's auditor since 1983.

Chicago, Illinois
February 8, 2022

3

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
As of December 31, 2021, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2021. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2021, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2021, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021, is included below under the heading Report of Independent Registered Public Accounting Firm.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on Internal Control Over Financial Reporting

We have audited Associated Banc-Corp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated February 8, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the

KPMG LLP, a Delaware limited liability partnership and a member firm of the KPMG global organization of independent member firms affiliated with
KPMG International Limited, a private English company limited by guarantee.

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

KPMG LLP

Chicago, Illinois
February 8, 2022

2

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information in the Corporation’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors and Information About the Board of Directors; and information concerning Section 16(a) compliance under the caption Delinquent Section 16(a) Reports is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Corporation's definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item, under the caption Stock Ownership, is incorporated herein by reference. The following table sets forth information as of December 31, 2021 about shares of Common Stock outstanding and available for issuance under Associated’s existing equity compensation plans.
Equity Compensation Plan Information

December 31, 2021	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	4,814,058	$20.72	11,022,343

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the Corporation’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions, and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information in the Corporation’s definitive Proxy Statement, prepared for the 2022 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2021 and 2020
Consolidated Statements of Income — For the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2021, 2020, and 2019
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2021, 2020, and 2019
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(2)	Membership Interest Purchase Agreement, dated May 4, 2020, by and between Associated Bank, N.A. and USI Insurance Services LLC	Exhibit (2) to Report on Form 10-Q filed on May 11, 2020

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, dated June 4, 2015	Exhibit (3.1) to Report on Form 8-K filed on June 8, 2015

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(d)	Articles of Correction filed with the Wisconsin Department of Financial Institutions on June 14, 2016	Exhibit (3) to Report on Form 10-Q filed on July 28, 2016

(3)(e)	Certificate Related to Series A Preferred Stock dated August 15, 2016	Exhibit (3.1) to Report on Form 8-K filed on August 16, 2016

(3)(f)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, dated September 12, 2016	Exhibit (3.1, 4.1) to Report on Form 8-K filed on September 15, 2016

(3)(g)	Amended and Restated Bylaws of Associated Banc-Corp	Exhibit (3.1) to Report on Form 8-K filed on May 1, 2019

(3)(h)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, dated September 21, 2018	Exhibit (3.1,4.1) to Report on Form 8-K filed on September 26, 2018

(3)(i)	Certificate relating to the Series B Preferred Stock dated October 23, 2018	Exhibit 3.1 to Report on Form 8-K filed on October 26, 2018

(3)(j)	Text of Amendments to the Amended and Restated Bylaws of Associated Banc-Corp	Exhibit (3) to Report on Form 8-K filed on February 5, 2021

(3)(l)	Amended and Restated Bylaws of Associated Banc-Corp, as amended through February 2, 2021 (complete version)	Exhibit (3.1(l)) to Report on Form 10-K filed on February 9, 2021

(3)(m)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, dated June 10, 2020	Exhibit (3.1,4.1) to Report on Form 8-K filed on June 15, 2020

(3)(n)	Certificate relating to the Series C Preferred Stock effective July 8, 2021	Exhibit (3.1) to Report on Form 8-K filed on July 8, 2021

(3)(o)	Certificate relating to the Series D Preferred Stock effective September 30, 2021	Exhibit (3.1) to Report on Form 8-K filed on September 30, 2021

Exhibit Number	Description
(4)(a)	Instruments Defining the Rights of Security Holders, Including Indentures

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Global Note dated as of March 28, 2011 representing $300,000,000 5.125% Senior Notes due 2016	Exhibit (4.2) to Report on Form 8-K filed on March 28, 2011

(4)(d)	Global Note dated as of September 13, 2011 representing $130,000,000 5.125% Senior Notes due 2016	Exhibit (4.4) to Report on Form 8-K filed on September 15, 2011

(4)(e)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(f)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(g)	Deposit Agreement, dated June 8, 2015, among Associated Banc-Corp, Wells Fargo Bank, N.A. and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on June 8, 2015

(4)(h)	Deposit Agreement, dated September 15, 2016, among Associated Banc-Corp, Wells Fargo Bank, N.A., and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 15, 2016

(4)(i)	Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

(4)(j)	Description of Associated Banc-Corp’s Securities	Filed herewith

(4)(k)	Deposit Agreement, dated June 15, 2020, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts, and form of Depositary Receipts	Exhibit 4.2 to Report on Form 8-K filed on June 15, 2020

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Separation and General Release Letter between Associated Banc-Corp and Christopher Piotrowski, dated January 22, 2020	Exhibit (10) to Report on Form 10-Q filed on May 11, 2020

*(10)(e)	Associated Banc-Corp 2020 Incentive Compensation Plan	Appendix A to the Proxy Statement on Schedule 14A filed on March 13, 2020, as supplemented, in connection with the 2020 Annual Meeting of Shareholders of Associated Banc-Corp

*(10)(f)	Retirement Agreement, dated as of January 19, 2021, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit 10.1 to Report on Form 8-K filed January 21, 2021

*(10)(g)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(h)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Exhibit (10)(e) to Report on Form 10-K filed on February 19, 2019

*(10)(i)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 1, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(j)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(k)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(l)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

Exhibit Number	Description
*(10)(m)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(n)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(o)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(p)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(q)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(r)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(s)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(t)	Form of 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(u)	Form of Amendment to 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on July 28, 2017

*(10)(v)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(w)	Form of Associated Banc-Corp 2017 Incentive Compensation Plan Restricted Stock Agreement	Exhibit 10.1 to Report on Form 10-Q filed July 26, 2018

(10)(x)	Offer Letter, dated March 4, 2021, by and between Associated Banc-Corp, and Andrew J. Harmening	Exhibit (10.1) to Report on Form 8-K filed March 10, 2021

(10)(y)	Retirement Agreement, dated as of January 19, 2022, by and between Associated Banc-Corp and Christopher J. Del Moral-Niles	Exhibit (10.1) to Report on Form 8-k filed January 21, 2022

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Andrew J. Harmening, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Christopher J. Del Moral-Niles, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

(104)	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: February 8, 2022	By:	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Harmening	President and Chief Executive Officer (Principal Executive Officer)	February 8, 2022
Andrew J. Harmening

/s/ Christopher J. Del Moral-Niles	Chief Financial Officer (Principal Financial Officer)	February 8, 2022
Christopher J. Del Moral-Niles

/s/ Tammy C. Stadler	Chief Accounting Officer (Principal Accounting Officer)	February 8, 2022
Tammy C. Stadler
Directors: John F. Bergstrom, R. Jay Gerken, Judith P. Greffin, Michael J. Haddad, Andrew J. Harmening, Robert A. Jeffe, Eileen A. Kamerick, Gale E. Klappa, Cory L. Nettles, Karen T. van Lith and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.