Form 10-Q
period 2022-03-31
ASSOCIATED BANC-CORP
filed 2022-04-28
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2022

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 25, 2022 was 150,043,865.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
OREO	Other Real Estate Owned

Parent Company	Associated Banc-Corp individually
PPP	Paycheck Protection Program
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
TBA	To-Be-Announced
TDRs	Troubled Debt Restructurings
UDAAPs	Unfair, Deceptive, or Abusive Acts or Practices
Whitnell	Whitnell & Co.
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Mar 31, 2022	Dec 31, 2021
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$334,138	$343,831
Interest-bearing deposits in other financial institutions	166,929	681,684
Investment securities AFS, at fair value	2,780,803	4,332,015
Investment securities HTM, net, at amortized cost	3,939,855	2,238,947
Equity securities	18,560	18,352
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	168,281	168,281
Residential loans held for sale	91,582	136,638
Loans	24,531,926	24,224,949
Allowance for loan losses	(279,058)	(280,015)
Loans, net	24,252,867	23,944,934
Tax credit and other investments	284,561	293,733
Premises and equipment, net	387,550	385,173
Bank and corporate owned life insurance	679,538	680,021
Goodwill	1,104,992	1,104,992
Other intangible assets, net	55,890	58,093
Mortgage servicing rights, net(a)	67,015	54,862
Interest receivable	83,120	80,528
Other assets	540,218	582,168
Total assets	$34,955,900	$35,104,253
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$8,315,699	$8,504,077
Interest-bearing deposits	20,089,710	19,962,353
Total deposits	28,405,409	28,466,430
Federal funds purchased and securities sold under agreements to repurchase	368,768	319,532
Commercial paper	30,593	34,730
FHLB advances	1,537,948	1,621,047
Other long-term funding	249,797	249,324
Allowance for unfunded commitments	38,776	39,776
Accrued expenses and other liabilities	376,322	348,560
Total liabilities	$31,007,613	$31,079,399
Stockholders’ Equity
Preferred equity	$193,195	$193,195
Common equity
Common stock	$1,752	$1,752
Surplus	1,708,104	1,713,851
Retained earnings	2,715,118	2,672,601
Accumulated other comprehensive (loss)	(137,024)	(10,317)
Treasury stock, at cost	(532,858)	(546,229)
Total common equity	3,755,092	3,831,658
Total stockholders’ equity	3,948,287	4,024,853
Total liabilities and stockholders’ equity	$34,955,900	$35,104,253
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,037,780	149,342,641
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Mar 31,
(In Thousands, except per share data)	2022	2021
Interest income
Interest and fees on loans	$167,697	$174,049
Interest and dividends on investment securities
Taxable	16,472	7,014
Tax-exempt	16,108	14,162
Other interest	1,993	1,694
Total interest income	202,270	196,920
Interest expense
Interest on deposits	3,571	5,909
Interest on federal funds purchased and securities sold under agreements to repurchase	38	26
Interest on other short-term funding	1	6
Interest on FHLB advances	8,182	9,493
Interest on long-term funding	2,730	5,585
Total interest expense	14,522	21,018
Net interest income	187,747	175,902
Provision for credit losses	(3,990)	(23,004)
Net interest income after provision for credit losses	191,737	198,906
Noninterest income
Wealth management fees	22,404	22,414
Service charges and deposit account fees	16,856	14,855
Card-based fees	9,926	9,743
Other fee-based revenue	3,766	4,596
Capital markets, net	8,646	8,118
Mortgage banking, net	8,391	23,925
Bank and corporate owned life insurance	2,071	2,702
Asset gains, net	188	4,809
Investment securities gains (losses), net	21	(39)
Gains on sale of branches, net(a)	—	1,002
Other	2,198	3,216
Total noninterest income	74,467	95,343
Noninterest expense
Personnel	104,811	104,026
Technology	21,485	20,740
Occupancy	16,080	16,156
Business development and advertising	4,954	4,395
Equipment	4,960	5,518
Legal and professional	5,087	6,530
Loan and foreclosure costs	2,014	2,220
FDIC assessment	5,100	4,750
Other intangible amortization	2,203	2,236
Other	6,597	8,775
Total noninterest expense	173,292	175,347
Income before income taxes	92,912	118,903
Income tax expense	18,650	24,602
Net income	74,262	94,301
Preferred stock dividends	2,875	5,207
Net income available to common equity	$71,387	$89,094
Earnings per common share
Basic	$0.48	$0.58
Diluted	$0.47	$0.58
Average common shares outstanding
Basic	148,781	152,355
Diluted	150,492	153,688
Numbers may not sum due to rounding.
(a) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Net income	$74,262	$94,301
Other comprehensive income (loss), net of tax
Investment securities AFS
Net unrealized (losses)	(103,284)	(23,979)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,108	518
Reclassification adjustment for net losses (gains) realized in net income	(21)	39
Income tax benefit	43,098	5,851
Other comprehensive (loss) on AFS securities	(126,702)	(17,571)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(81)	(37)
Amortization of actuarial loss	74	1,050
Income tax (expense) benefit	2	(253)
Other comprehensive income (loss) on pension and postretirement obligations	(6)	760
Total other comprehensive (loss)	(126,708)	(16,811)
Comprehensive income (loss)	$(52,445)	$77,490
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	$193,195	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(a)	—	—	—	1,713	—	—	1,713
Total shareholder's equity at beginning of period, as adjusted	193,195	1,752	1,713,851	2,674,314	(10,317)	(546,229)	4,026,566
Comprehensive income (loss)
Net income	—	—	—	74,262	—	—	74,262
Other comprehensive (loss)	—	—	—	—	(126,708)	—	(126,708)
Comprehensive (loss)							(52,445)
Common stock issued
Stock-based compensation plans, net	—	—	(11,911)	—	—	18,565	6,654
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,193)	(5,193)
Cash dividends
Common stock, $0.20 per share	—	—	—	(30,583)	—	—	(30,583)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,164	—	—	—	6,164
Balance, March 31, 2022	$193,195	$1,752	$1,708,104	$2,715,118	$(137,024)	$(532,858)	$3,948,287
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
(b) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	$353,512	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income (loss)
Net income	—	—	—	94,301	—	—	94,301
Other comprehensive (loss)	—	—	—	—	(16,811)	—	(16,811)
Comprehensive income							77,490
Common stock issued
Stock-based compensation plans, net	—	—	(16,986)	—	—	27,542	10,556
Purchase of treasury stock, open market purchases	—	—	—	—	—	(17,973)	(17,973)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(3,593)	(3,593)
Cash dividends
Common stock, $0.18 per share	—	—	—	(27,870)	—	—	(27,870)
Preferred stock(a)	—	—	—	(5,207)	—	—	(5,207)
Stock-based compensation expense, net	—	—	3,444	—	—	—	3,444
Balance, March 31, 2021	$353,512	$1,752	$1,706,786	$2,520,144	$(4,193)	$(450,222)	$4,127,780
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Cash Flow From Operating Activities
Net income	$74,262	$94,301
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	(3,990)	(23,004)
Depreciation and amortization	11,680	12,038
Change in MSRs valuation(a)	(9,451)	(10,578)
Amortization of other intangible assets	2,203	2,236
Amortization and accretion on earning assets, funding, and other, net	5,338	7,941
Net amortization of tax credit investments	8,535	8,301
Losses (gains) on sales of investment securities, net	(21)	39
Asset (gains), net	(188)	(4,809)
(Gains) on sale of branch, net	—	(1,002)
(Gain) loss on mortgage banking activities, net	4,183	(10,326)
Mortgage loans originated and acquired for sale	(252,113)	(412,645)
Proceeds from sales of mortgage loans held for sale	296,089	400,135
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(2,592)	3,797
(Decrease) in interest payable	(1,917)	(8,694)
(Decrease) in expense payable	(46,737)	(12,818)
(Increase) decrease in net derivative position	152,545	69,829
Net change in other assets and other liabilities	8,292	43,027
Net cash provided by operating activities	246,119	157,768
Cash Flow From Investing Activities
Net decrease (increase) in loans	(305,878)	274,733
Purchases of
AFS securities	(409,376)	(809,140)
HTM securities	(135,301)	(37,215)
Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	(1)	(1)
Premises, equipment, and software, net of disposals	(17,141)	(6,477)
Proceeds from
Sales of AFS and equity securities	742	51,295
Prepayments, calls, and maturities of AFS securities	167,986	419,235
Prepayments, calls, and maturities of HTM securities	51,206	97,196
Sales, prepayments, calls, and maturities of other assets	18,012	8,525
Net cash received in business segment sale	—	2,484
Net change in tax credit and alternative investments	(10,293)	(12,990)
Net cash (used in) investing activities	(640,045)	(12,354)
Cash Flow From Financing Activities
Net increase (decrease) in deposits	(60,949)	1,225,867
Net decrease in deposits due to branch sales	—	(31,083)
Net increase (decrease) in short-term funding	45,098	(62,639)
Net increase in short-term FHLB advances	320,000	—
Repayment of long-term FHLB advances	(414,578)	(2,954)
Proceeds from long-term FHLB advances	11,506	251
(Repayment) proceeds of finance lease principal	399	(37)
Proceeds from issuance of common stock for stock-based compensation plans	6,654	10,556
Purchase of treasury stock, open market purchases	—	(17,973)
Purchase of treasury stock, stock-based compensation plans	(5,193)	(3,593)
Cash dividends on common stock	(30,583)	(27,870)
Cash dividends on preferred stock	(2,875)	(5,207)
Net cash provided by (used in) financing activities	(130,521)	1,085,319
Net increase (decrease) in cash and cash equivalents	(524,447)	1,230,732
Cash and cash equivalents at beginning of period	1,025,515	716,048
Cash and cash equivalents at end of period(b)	$501,068	$1,946,780
Numbers may not sum due to rounding.
(a) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(b) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$16,267	$29,258
Cash (received from) income and franchise taxes	(1,471)	(114)
Loans and bank premises transferred to OREO	426	15,426
Capitalized mortgage servicing rights	3,042	3,348
Loans transferred into held for sale from portfolio, net	2,644	5,582
Transfer of AFS securities to HTM securities	1,621,990	—
Unsettled trades to purchase securities	4,246	3,000

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2021 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.
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
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation did not have any acquisitions during the first three months of 2022 or during 2021.
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
Note 3 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2021 Annual Report on Form 10-K. As a result of the irrevocable election to account for MSRs under the fair value measurement methodology, as permitted under ASC 860-50-35-3, there has been a change to the Corporation's significant accounting policies since December 31, 2021, which is described below.
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the rights to service the loans sold. Upon sale, a MSRs asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. On January 1, 2022, the Corporation made the irrevocable election to account for its MSRs asset under the fair value measurement method. As a result of the change, a cumulative effect adjustment of $2 million, increasing retained earnings on the consolidated balance sheets, was recognized. Under this methodology, changes in the fair value are recognized in earnings as they occur through mortgage banking, net on the consolidated statements of income.

MSRs are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, used by this model are based on current market sources. Assumptions used to value MSRs are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. Fair value estimates from outside sources are received periodically to corroborate the results of the valuation model.
New Accounting Pronouncements Adopted
There were no applicable material accounting pronouncements adopted by the Corporation since December 31, 2021.
Future Accounting Pronouncements
The expected impact of applicable material accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed in the table below. To the extent that the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable sections of this financial review.

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period.	1st Quarter 2023	Adoption of this amendment is not expected to have a material impact on the Corporation's results of operation, financial position or liquidity, but will result in additional disclosure requirements related to gross charge offs by vintage year.

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

	Three Months Ended Mar 31,
(In Thousands, except per share data)	2022	2021
Net income	$74,262	$94,301
Preferred stock dividends	(2,875)	(5,207)
Net income available to common equity	$71,387	$89,094
Common shareholder dividends	(30,372)	(27,661)
Unvested share-based payment awards	(211)	(209)
Undistributed earnings	$40,804	$61,224
Undistributed earnings allocated to common shareholders	$40,548	$60,836
Undistributed earnings allocated to unvested share-based payment awards	256	387
Undistributed earnings	$40,804	$61,224
Basic
Distributed earnings to common shareholders	$30,372	$27,661
Undistributed earnings allocated to common shareholders	40,548	60,836
Total common shareholders earnings, basic	$70,920	$88,497
Diluted
Distributed earnings to common shareholders	$30,372	$27,661
Undistributed earnings allocated to common shareholders	40,548	60,836
Total common shareholders earnings, diluted	$70,920	$88,497
Weighted average common shares outstanding	148,781	152,355
Effect of dilutive common stock awards	1,711	1,333
Diluted weighted average common shares outstanding	150,492	153,688
Basic earnings per common share	$0.48	$0.58
Diluted earnings per common share	$0.47	$0.58
Anti-dilutive common stock options of approximately 2 million and 3 million for the three months ended March 31, 2022 and 2021, respectively, were excluded from the earnings per common share calculation.
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
A summary of the Corporation’s stock option activity for the three months ended March 31, 2022 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,814	$20.72	5.96 years	$12,532
Exercised	(362)	17.65
Outstanding at March 31, 2022	4,452	$20.97	5.85 years	$11,138
Options Exercisable at March 31, 2022	3,775	$21.29	5.52 years	$8,661
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For both the three months ended March 31, 2022 and 2021, the intrinsic value of stock options exercised was $3 million. For the three months ended March 31, 2022, the total fair value of stock options vested was $2 million compared to $3 million for the three months ended March 31, 2021.

The Corporation recognized compensation expense for the vesting of stock options of approximately $241,000 for the three months ended March 31, 2022, compared to approximately $403,000 for the three months ended March 31, 2021. Compensation expense for the first quarter of 2022 related to accelerated vesting of stock options for retirement eligible colleagues was immaterial. At March 31, 2022, the Corporation had $1 million of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
The Corporation also has issued time-based and performance-based restricted stock awards under the 2017 Incentive Compensation Plan and subsequent 2020 Incentive Compensation Plan. Performance awards are based on performance goals determined by the Corporation's Compensation and Benefits Committee, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
The following table summarizes information about the Corporation’s restricted stock awards activity for the three months ended March 31, 2022:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,635	$19.87
Granted	650	23.69
Vested	(618)	23.73
Forfeited	(1)	21.97
Outstanding at March 31, 2022	2,666	$20.70
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2021 and 2022 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2021 and 2022 will vest ratably over a period of four years. Expense for restricted stock awards of $6 million was recorded for the three months ended March 31, 2022 and $3 million was recorded for the three months ended March 31, 2021. Included in compensation expense for the first three months of 2022 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $31 million of unrecognized compensation costs related to restricted stock awards at March 31, 2022 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2026.
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

Note 6 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at March 31, 2022 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$124,328	$—	$(8,196)	$116,132
Agency securities	15,000	—	(800)	14,200
Obligations of state and political subdivisions (municipal securities)	368,831	3,764	(195)	372,401
Residential mortgage-related securities
FNMA / FHLMC	1,993,893	937	(100,011)	1,894,819
GNMA	59,470	166	(726)	58,909
Commercial mortgage-related securities
FNMA / FHLMC	19,290	496	—	19,786
GNMA	128,019	18	(1,278)	126,760
Asset backed securities
FFELP	173,068	—	(4,090)	168,978
SBA	5,865	33	(53)	5,845
Other debt securities	3,000	—	(27)	2,973
Total investment securities AFS	$2,890,763	$5,416	$(115,376)	$2,780,803
Investment securities HTM
U. S. Treasury securities	$998	$—	$(34)	$964
Obligations of state and political subdivisions (municipal securities)	1,696,536	32,201	(80,896)	1,647,842
Residential mortgage-related securities
FNMA / FHLMC	956,470	35,739	(72,418)	919,790
GNMA	44,742	116	(643)	44,215
Private-label	384,016	13,460	(28,955)	368,521
Commercial mortgage-related securities
FNMA/FHLMC	764,775	17,620	(88,784)	693,610
GNMA	92,383	1,032	(3,456)	89,959
Total investment securities HTM	$3,939,920	$100,167	$(275,186)	$3,764,901
During the first quarter of 2022, the Corporation redesignated approximately $1.6 billion of mortgage-related securities from AFS to HTM. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity. See Note 16 for additional information on the unrealized losses on investment securities transferred from AFS to HTM.

The amortized cost and fair values of AFS and HTM securities at December 31, 2021 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Investment securities AFS
U. S. Treasury securities	$124,291	$—	$(1,334)	$122,957
Agency securities	15,000	—	(103)	14,897
Obligations of state and political subdivisions (municipal securities)	381,517	18,940	—	400,457
Residential mortgage-related securities
FNMA / FHLMC	2,709,399	3,729	(21,249)	2,691,879
GNMA	66,189	1,591	—	67,780
Private-label	332,028	31	(2,335)	329,724
Commercial mortgage-related securities
FNMA / FHLMC	357,240	2,686	(9,302)	350,623
GNMA	165,439	1,360	—	166,799
Asset backed securities
FFELP	177,974	475	(1,123)	177,325
SBA	6,594	39	(54)	6,580
Other debt securities	3,000	—	(6)	2,994
Total investment securities AFS	$4,338,671	$28,850	$(35,506)	$4,332,015
Investment securities HTM
U. S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of state and political subdivisions (municipal securities)	1,628,759	113,179	(1,951)	1,739,988
Residential mortgage-related securities
FNMA / FHLMC	34,347	1,792	—	36,139
GNMA	48,053	1,578	—	49,631
Commercial mortgage-related securities
FNMA / FHLMC	425,937	122	(6,659)	419,400
GNMA	100,907	1,799	(200)	102,506
Total investment securities HTM	$2,239,003	$118,471	$(8,809)	$2,348,664

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at March 31, 2022, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,167	$5,171	$18,432	$18,503
Due after one year through five years	89,914	87,185	34,156	34,343
Due after five years through ten years	378,692	374,733	163,456	164,057
Due after ten years	37,386	38,617	1,481,489	1,431,903
Total debt securities	511,159	505,706	1,697,534	1,648,806
Residential mortgage-related securities
FNMA / FHLMC	1,993,893	1,894,819	956,470	919,790
GNMA	59,470	58,909	44,742	44,215
Private-label	—	—	384,016	368,521
Commercial mortgage-related securities
FNMA / FHLMC	19,290	19,786	764,775	693,610
GNMA	128,019	126,760	92,383	89,959
Asset backed securities
FFELP	173,068	168,978	—	—
SBA	5,865	5,845	—	—
Total investment securities	$2,890,763	$2,780,803	$3,939,920	$3,764,901
Ratio of fair value to amortized cost		96.2%		95.6%
On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at March 31, 2022:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$998	$—	$—	$—	$998
Obligations of state and political subdivisions (municipal securities)	762,066	920,883	12,692	895	1,696,536
Residential mortgage-related securities
FNMA / FHLMC	956,470	—	—	—	956,470
GNMA	44,742	—	—	—	44,742
Private-label	384,016	—	—	—	384,016
Commercial mortgage-related securities
FNMA / FHLMC	764,775	—	—	—	764,775
GNMA	92,383	—	—	—	92,383
Total HTM securities	$3,005,450	$920,883	$12,692	$895	$3,939,920
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	702,399	914,591	10,873	896	1,628,759
Residential mortgage-related securities
FNMA / FHLMC	34,347	—	—	—	34,347
GNMA	48,053	—	—	—	48,053
Commercial mortgage-related securities
FNMA / FHLMC	425,937	—	—	—	425,937
GNMA	100,907	—	—	—	100,907
Total HTM securities	$1,312,642	$914,591	$10,873	$896	$2,239,003

Investment securities gains (losses), net includes proceeds from the sale of AFS investment securities. The proceeds from the sale of AFS investment securities for the three months ended March 31, 2022 and 2021, are shown below:

	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Gross gains on AFS securities	$21	$36
Gross (losses) on AFS securities	—	(75)
Investment securities gains (losses), net	21	(39)
Proceeds from sales of investment securities AFS	$734	$51,295
During the first quarter of 2021, the Corporation sold $51 million of lower yielding U.S. Treasury and Agency securities at a slight loss to take advantage of the steeper yield curve by reinvesting the proceeds into similar but higher yielding, longer duration securities.
Investment securities with a carrying value of $2.2 billion and $2.3 billion at March 31, 2022 and December 31, 2021, respectively, were pledged to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $16 million and $15 million at March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on AFS securities totaled $8 million and $9 million at March 31, 2022 and December 31, 2021, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both March 31, 2022 and 2021.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both March 31, 2022 and December 31, 2021, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $65,000 at March 31, 2022 and approximately $55,000 at December 31, 2021, attributable entirely to the Corporation's municipal securities, included in investment securities HTM, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2022:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	5	$(7,346)	$107,050	2	(850)	$9,082	$(8,196)	$116,132
Agency securities	1	(800)	14,200	—	—	—	(800)	14,200
Obligations of state and political subdivisions (municipal securities)	64	(195)	35,501	—	—	—	(195)	35,501
Residential mortgage-related securities
FNMA / FHLMC	88	(80,850)	1,617,123	8	(19,161)	235,380	(100,011)	1,852,503
GNMA	9	(726)	44,614	—	—	—	(726)	44,614
GNMA commercial mortgage-related securities	31	(1,278)	113,831	—	—	—	(1,278)	113,831
Asset backed securities
FFELP	7	(1,955)	110,489	8	(2,135)	58,489	(4,090)	168,978
SBA	—	—	—	8	(53)	2,763	(53)	2,763
Other debt securities	2	(27)	1,973	—	—	—	(27)	1,973
Total	207	$(93,177)	$2,044,781	26	$(22,199)	$305,713	$(115,376)	$2,350,494
Investment securities HTM
U.S. Treasury securities	1	$(34)	$964	—	$—	$—	$(34)	$964
Obligations of state and political subdivisions (municipal securities)	346	(79,571)	576,351	5	(1,325)	5,100	(80,896)	581,451
Residential mortgage-related securities
FNMA / FHLMC	51	(72,418)	896,284	—	—	—	(72,418)	896,284
GNMA	46	(643)	33,468	—	—	—	(643)	33,468
Private-label	18	(28,955)	368,521	—	—	—	(28,955)	368,521
Commercial mortgage-related securities
FNMA / FHLMC	15	(79,178)	342,543	7	(9,606)	72,787	(88,784)	415,331
GNMA	33	(3,456)	368,244	—	—	—	(3,456)	368,244
Total	510	$(264,255)	$2,586,375	12	$(10,930)	$77,887	$(275,186)	$2,664,262

For comparative purposes, the following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
Investment securities AFS
U.S. Treasury securities	7	$(1,334)	$122,957	—	$—	$—	$(1,334)	$122,957
Agency securities	1	(103)	14,897	—	—	—	(103)	14,897
Residential mortgage-related securities
FNMA / FHLMC	74	(21,249)	2,172,837	—	—	—	(21,249)	2,172,837
Private-label	12	(2,335)	248,617	—	—	—	(2,335)	248,617
FNMA / FHLMC commercial mortgage-related securities	19	(9,302)	328,568	—	—	—	(9,302)	328,568
Asset backed securities
FFELP	4	(256)	64,282	8	(867)	62,576	(1,123)	126,858
SBA	—	—	—	9	(54)	3,902	(54)	3,902
Other debt securities	3	(6)	2,994	—	—	—	(6)	2,994
Total	120	$(34,586)	$2,955,152	17	$(920)	$66,478	$(35,506)	$3,021,630
Investment securities HTM
Obligations of state and political subdivisions (municipal securities)	49	$(1,951)	$112,038	—	$—	$—	$(1,951)	$112,038
Commercial mortgage-related securities
FNMA/FHLMC	18	(6,272)	388,072	1	$(387)	$10,775	(6,659)	398,847
GNMA	5	(200)	33,468	—	—	—	(200)	33,468
Total	72	$(8,422)	$533,577	1	$(387)	$10,775	$(8,809)	$544,352
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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at March 31, 2022 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $82 million at both March 31, 2022 and December 31, 2021. The Corporation had Federal Reserve Bank stock of $87 million at both March 31, 2022 and December 31, 2021. Accrued interest receivable on FHLB stock totaled approximately $962,000 and $975,000 at March 31, 2022 and December 31, 2021, respectively. There was $520,000 accrued interest receivable on Federal Reserve Bank stock at March 31, 2022 and none at December 31, 2021. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. At both March 31, 2022 and December 31, 2021, the Corporation had equity securities with readily determinable fair values of $5 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values, which primarily consists of approximately 78,000 Visa Class B restricted shares, was carried at $14 million at both March 31, 2022 and December 31, 2021.

Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	Mar 31, 2022	Dec 31, 2021
PPP	$17,995	$66,070
Asset-based lending & equipment finance(a)	231,040	178,027
Commercial and industrial	8,102,380	8,208,289
Commercial real estate — owner occupied	973,572	971,326
Commercial and business lending	9,324,986	9,423,711
Commercial real estate — investor	4,469,241	4,384,569
Real estate construction	1,760,076	1,808,976
Commercial real estate lending	6,229,317	6,193,545
Total commercial	15,554,303	15,617,256
Residential mortgage	7,609,343	7,567,310
Auto finance	497,523	143,045
Home equity	580,867	595,615
Other consumer	289,889	301,723
Total consumer	8,977,622	8,607,693
Total loans	$24,531,926	$24,224,949
(a) Periods prior to Mar 31, 2022 do not include equipment finance.

Accrued interest receivable on loans totaled $58 million at March 31, 2022, and $55 million at December 31, 2021, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $95,000 and $98,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at March 31, 2022:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2022	2021	2020	2019	2018	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$—	$16,118	$1,782	$—	$—	$—	$17,900
Potential Problem	—	—	—	—	54	—	—	—	54
Nonaccrual	—	—	—	—	41	—	—	—	41
PPP	$—	$—	$—	$16,118	$1,877	$—	$—	$—	$17,995
Asset-based lending & equipment finance:
Risk rating:
Pass	$—	$27,624	$22,962	$116,851	$42,930	$1,243	$223	$150	$211,982
Potential Problem	—	2,057	—	—	17,000	—	—	—	19,057
Asset-based lending & equipment finance	$—	$29,681	$22,962	$116,851	$59,930	$1,243	$223	$150	$231,040
Commercial and industrial:
Risk rating:
Pass	$—	$2,113,051	$320,013	$2,622,986	$802,154	$905,744	$582,722	$602,568	$7,949,237
Special Mention	—	11,619	—	5,900	3,226	—	—	38,777	59,521
Potential Problem	37	3,793	17,540	1,369	3,540	45,200	20,584	1,372	93,396
Nonaccrual	71	—	71	—	154	—	—	—	225
Commercial and industrial	$108	$2,128,462	$337,623	$2,630,255	$809,074	$950,944	$603,306	$642,716	$8,102,380
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$19,947	$28,850	$273,534	$183,174	$181,284	$106,991	$154,061	$947,840
Special Mention	—	247	—	—	1,310	—	—	169	1,726
Potential Problem	—	—	635	5,632	2,195	10,571	—	4,972	24,005
Commercial real estate - owner occupied	$—	$20,194	$29,485	$279,166	$186,678	$191,855	$106,991	$159,202	$973,572
Commercial and business lending:
Risk rating:
Pass	$—	$2,160,622	$371,825	$3,029,488	$1,030,039	$1,088,271	$689,936	$756,778	$9,126,959
Special Mention	—	11,865	—	5,900	4,537	—	—	38,946	61,248
Potential Problem	37	5,850	18,175	7,001	22,788	55,771	20,584	6,344	136,513
Nonaccrual	71	—	71	—	195	—	—	—	266
Commercial and business lending	$108	$2,178,337	$390,071	$3,042,390	$1,057,559	$1,144,041	$710,520	$802,068	$9,324,986
Commercial real estate - investor:
Risk rating:
Pass	$—	$90,319	$391,108	$1,616,587	$704,283	$713,819	$308,963	$318,092	$4,143,170
Special Mention	—	—	2,750	55,652	16,289	32,847	—	6,855	114,393
Potential Problem	—	—	21,291	21,155	28,694	25,722	28,804	5,125	130,792
Nonaccrual	—	—	573	65,404	7,906	7,003	—	—	80,886
Commercial real estate - investor	$—	$90,319	$415,721	$1,758,799	$757,172	$779,391	$337,767	$330,071	$4,469,241
Real estate construction:
Risk rating:
Pass	$—	$27,848	$105,439	$867,680	$517,765	$152,883	$45,941	$12,395	$1,729,950
Special Mention	—	—	—	934	11,929	16,454	—	—	29,317
Potential Problem	—	—	—	84	116	—	—	—	200
Nonaccrual	—	—	—	—	—	—	—	609	609
Real estate construction	$—	$27,848	$105,439	$868,698	$529,810	$169,337	$45,941	$13,004	$1,760,076

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2022	2021	2020	2019	2018	Prior	Total
Commercial real estate lending:
Risk rating:
Pass	$—	$118,167	$496,547	$2,484,267	$1,222,047	$866,702	$354,904	$330,487	$5,873,120
Special Mention	—	—	2,750	56,586	28,218	49,302	—	6,855	143,711
Potential Problem	—	—	21,291	21,239	28,810	25,722	28,804	5,125	130,992
Nonaccrual	—	—	573	65,404	7,906	7,003	—	609	81,495
Commercial real estate lending	$—	$118,167	$521,160	$2,627,496	$1,286,982	$948,729	$383,708	$343,075	$6,229,317
Total commercial:
Risk rating:
Pass	$—	$2,278,789	$868,372	$5,513,755	$2,252,087	$1,954,972	$1,044,840	$1,087,265	$15,000,080
Special Mention	—	11,865	2,750	62,486	32,755	49,302	—	45,800	204,958
Potential Problem	37	5,850	39,466	28,241	51,598	81,493	49,388	11,469	267,505
Nonaccrual	71	—	644	65,404	8,101	7,003	—	609	81,761
Total commercial	$108	$2,296,504	$911,231	$5,669,886	$2,344,541	$2,092,770	$1,094,228	$1,145,143	$15,554,303
Residential mortgage:
Risk rating:
Pass	$—	$—	$247,943	$1,874,892	$1,859,312	$916,031	$407,380	$2,246,835	$7,552,394
Special Mention	—	—	—	—	—	—	—	90	90
Potential Problem	—	—	276	468	288	578	280	1,142	3,032
Nonaccrual	—	—	979	2,160	3,102	3,955	6,946	36,684	53,827
Residential mortgage	$—	$—	$249,198	$1,877,520	$1,862,703	$920,564	$414,606	$2,284,751	$7,609,343
Auto finance:
Risk rating:
Pass	$—	$—	$357,813	$135,564	$578	$2,262	$921	$295	$497,432
Special Mention	—	—	—	42	—	—	—	1	42
Nonaccrual	—	—	—	—	—	35	14	—	49
Auto finance	$—	$—	$357,813	$135,606	$578	$2,296	$934	$296	$497,523
Home equity:
Risk rating:
Pass	$2,698	$486,976	$2,212	$2,245	$1,480	$6,900	$8,143	$64,691	$572,646
Special Mention	91	122	—	—	—	14	56	384	575
Potential Problem	—	—	—	—	—	—	10	146	156
Nonaccrual	171	55	—	9	119	145	328	6,834	7,490
Home equity	$2,960	$487,152	$2,212	$2,254	$1,599	$7,058	$8,537	$72,054	$580,867
Other consumer:
Risk rating:
Pass	$76	$174,209	$1,843	$9,113	$3,504	$2,109	$340	$98,217	$289,335
Special Mention	4	429	—	10	12	—	—	8	459
Nonaccrual	1	49	—	—	12	6	—	28	95
Other consumer	$80	$174,687	$1,843	$9,123	$3,528	$2,115	$340	$98,253	$289,889
Total consumer:
Risk rating:
Pass	$2,774	$661,185	$609,810	$2,021,815	$1,864,874	$927,302	$416,784	$2,410,038	$8,911,807
Special Mention	94	551	—	52	12	14	56	482	1,167
Potential Problem	—	—	276	468	288	578	290	1,288	3,188
Nonaccrual	171	103	979	2,169	3,234	4,141	7,288	43,546	61,460
Total consumer	$3,040	$661,840	$611,065	$2,024,504	$1,868,408	$932,034	$424,418	$2,455,354	$8,977,622
Total loans:
Risk rating:
Pass(c)	$2,774	$2,939,973	$1,478,182	$7,535,570	$4,116,960	$2,882,275	$1,461,624	$3,497,303	$23,911,887
Special Mention	94	12,417	2,750	62,538	32,767	49,315	56	46,283	206,125
Potential Problem	37	5,850	39,742	28,709	51,886	82,071	49,678	12,757	270,693
Nonaccrual	242	103	1,623	67,573	11,335	11,143	7,288	44,154	143,221
Total loans	$3,148	$2,958,343	$1,522,296	$7,694,390	$4,212,949	$3,024,804	$1,518,646	$3,600,497	$24,531,926
(a) Revolving loans converted to term loans are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Accruing TDRs are included in pass unless otherwise rated as special mention.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at December 31, 2021:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$44,921	$18,610	$—	$—	$—	$—	$63,531
Special Mention	—	—	212	281	—	—	—	—	493
Potential Problem	—	—	2,000	—	—	—	—	—	2,000
Nonaccrual	—	—	—	46	—	—	—	—	46
PPP	$—	$—	$47,134	$18,936	$—	$—	$—	$—	$66,070
Commercial and industrial:(c)
Risk rating:
Pass	$2,084	$2,371,605	$2,631,753	$852,758	$986,300	$710,491	$177,568	$493,876	$8,224,351
Special Mention	—	7,068	5,900	1,695	—	—	—	2,811	17,474
Potential Problem	2,706	26,387	23,415	19,960	46,296	20,924	104	1,172	138,258
Nonaccrual	76	—	5,996	161	52	24	—	—	6,233
Commercial and industrial	$4,867	$2,405,059	$2,667,064	$874,575	$1,032,647	$731,439	$177,671	$497,860	$8,386,316
Commercial real estate - owner occupied:
Risk rating:
Pass	$10,092	$30,869	$261,418	$178,424	$187,073	$110,169	$54,538	$117,011	$939,503
Special Mention	—	226	—	4,628	—	—	—	245	5,100
Potential Problem	—	526	5,953	4,721	10,047	727	2,204	2,546	26,723
Commercial real estate - owner occupied	$10,092	$31,621	$267,371	$187,773	$197,120	$110,896	$56,742	$119,802	$971,326
Commercial and business lending:
Risk rating:
Pass	$12,176	$2,402,474	$2,938,092	$1,049,792	$1,173,373	$820,660	$232,106	$610,887	$9,227,385
Special Mention	—	7,294	6,112	6,604	—	—	—	3,056	23,066
Potential Problem	2,706	26,913	31,368	24,681	56,343	21,651	2,307	3,718	166,981
Nonaccrual	76	—	5,996	207	52	24	—	—	6,279
Commercial and business lending	$14,958	$2,436,680	$2,981,569	$1,081,284	$1,229,767	$842,335	$234,414	$617,662	$9,423,711
Commercial real estate - investor:
Risk rating:
Pass	$37,430	$105,521	$1,650,936	$685,423	$867,606	$414,079	$139,320	$230,452	$4,093,337
Special Mention	—	—	57,163	27,384	33,016	72	—	6,781	124,416
Potential Problem	—	—	21,309	9,860	22,243	34,591	3,564	14,573	106,138
Nonaccrual	—	—	45,502	8,158	6,820	—	—	197	60,677
Commercial real estate - investor	$37,430	$105,521	$1,774,910	$730,825	$929,685	$448,741	$142,883	$252,003	$4,384,569
Real estate construction:
Risk rating:
Pass	$—	$31,773	$843,664	$614,469	$204,337	$48,647	$2,229	$12,212	$1,757,331
Special Mention	—	—	2,203	11,929	—	15,885	41	2	30,060
Potential Problem	—	—	37	120	21,251	—	—	—	21,408
Nonaccrual	—	—	—	—	—	—	—	177	177
Real estate construction	$—	$31,773	$845,903	$626,518	$225,588	$64,532	$2,270	$12,392	$1,808,976
Commercial real estate lending:
Risk rating:
Pass	$37,430	$137,294	$2,494,600	$1,299,893	$1,071,943	$462,726	$141,549	$242,664	$5,850,668
Special Mention	—	—	59,366	39,313	33,016	15,957	41	6,784	154,476
Potential Problem	—	—	21,345	9,980	43,494	34,591	3,564	14,573	127,546
Nonaccrual	—	—	45,502	8,158	6,820	—	—	374	60,855
Commercial real estate lending	$37,430	$137,294	$2,620,814	$1,357,343	$1,155,273	$513,273	$145,153	$264,395	$6,193,545

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
Total commercial:
Risk rating:
Pass	$49,606	$2,539,768	$5,432,693	$2,349,685	$2,245,316	$1,283,386	$373,655	$853,551	$15,078,053
Special Mention	—	7,294	65,478	45,917	33,016	15,957	41	9,840	177,543
Potential Problem	2,706	26,913	52,713	34,660	99,837	56,241	5,871	18,291	294,527
Nonaccrual	76	—	51,498	8,365	6,872	24	—	374	67,134
Total commercial	$52,388	$2,573,974	$5,602,382	$2,438,627	$2,385,040	$1,355,608	$379,567	$882,057	$15,617,256
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,771,447	$1,945,029	$974,188	$428,459	$673,447	$1,716,419	$7,508,989
Special Mention	—	—	—	—	—	285	—	461	746
Potential Problem	—	—	475	332	404	265	81	658	2,214
Nonaccrual	—	—	1,993	2,911	4,479	6,224	6,019	33,734	55,362
Residential mortgage	$—	$—	$1,773,915	$1,948,272	$979,071	$435,233	$679,547	$1,751,272	$7,567,310
Auto finance:
Risk rating:
Pass	$—	$—	$137,952	$707	$2,675	$1,200	$352	$107	$142,993
Nonaccrual	—	—	—	—	36	15	—	—	52
Auto finance	$—	$—	$137,952	$707	$2,711	$1,216	$352	$107	$143,045
Home equity:
Risk rating:
Pass	$6,728	$498,970	$1,216	$1,401	$7,640	$8,742	$7,660	$61,251	$586,880
Special Mention	133	100	—	102	4	—	—	638	844
Potential Problem	6	—	6	—	—	13	—	146	165
Nonaccrual	925	35	9	92	211	305	302	6,772	7,726
Home equity	$7,792	$499,104	$1,232	$1,595	$7,856	$9,059	$7,962	$68,807	$595,615
Other consumer:
Risk rating:
Pass	$443	$180,312	$9,297	$4,987	$2,884	$371	$265	$103,075	$301,191
Special Mention	7	351	—	4	—	—	—	7	363
Nonaccrual	6	120	—	14	7	—	19	11	170
Other consumer	$456	$180,783	$9,297	$5,005	$2,890	$371	$284	$103,093	$301,723
Total consumer:
Risk rating:
Pass	$7,171	$679,353	$1,919,912	$1,952,124	$987,387	$438,771	$681,725	$1,880,781	$8,540,053
Special Mention	140	451	—	106	4	285	—	1,106	1,952
Potential Problem	6	—	481	332	404	277	81	804	2,379
Nonaccrual	931	154	2,003	3,017	4,733	6,545	6,340	40,517	63,309
Total consumer	$8,248	$679,959	$1,922,396	$1,955,579	$992,528	$445,878	$688,145	$1,923,208	$8,607,693
Total loans:
Risk rating:
Pass(d)	$56,777	$3,219,121	$7,352,605	$4,301,809	$3,232,703	$1,722,157	$1,055,380	$2,734,332	$23,618,106
Special Mention	140	7,745	65,478	46,023	33,021	16,241	41	10,946	179,495
Potential Problem	2,713	26,913	53,194	34,992	100,240	56,519	5,952	19,095	296,905
Nonaccrual	1,006	154	53,501	11,382	11,605	6,569	6,340	40,891	130,443
Total loans	$60,636	$3,253,933	$7,524,778	$4,394,206	$3,377,569	$1,801,486	$1,067,713	$2,805,265	$24,224,949
(a) Revolving loans converted to term loans are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Includes asset-based lending & equipment finance.
(d) Accruing TDRs are included in pass unless otherwise rated as special mention.

Factors that are important to managing overall credit quality are sound loan underwriting and administration, systematic monitoring of existing loans and commitments, effective loan review on an ongoing basis, early identification of potential problems, and appropriate policies for ACLL, nonaccrual loans, and charge offs.
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
The following table presents loans by past due status at March 31, 2022:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
PPP	$17,953	$—	$1	$—	$41	$17,995
Asset-based lending & equipment finance	231,040	—	—	—	—	231,040
Commercial and industrial	8,100,945	923	162	125	225	8,102,380
Commercial real estate - owner occupied	973,374	198	—	—	—	973,572
Commercial and business lending	9,323,311	1,121	163	125	266	9,324,986
Commercial real estate - investor	4,388,355	—	—	—	80,886	4,469,241
Real estate construction	1,759,467	—	—	—	609	1,760,076
Commercial real estate lending	6,147,823	—	—	—	81,495	6,229,317
Total commercial	15,471,134	1,121	163	125	81,761	15,554,303
Residential mortgage	7,550,015	4,867	90	544	53,827	7,609,343
Auto finance	496,526	906	42	—	49	497,523
Home equity	569,170	3,632	575	—	7,490	580,867
Other consumer	287,636	707	525	926	95	289,889
Total consumer	8,903,347	10,112	1,232	1,470	61,460	8,977,622
Total loans	$24,374,481	$11,233	$1,396	$1,595	$143,221	$24,531,926
(a) Of the total nonaccrual loans, $98 million, or 69%, were current with respect to payment at March 31, 2022.
(b) No interest income was recognized on nonaccrual loans for the three months ended March 31, 2022. In addition, there were $24 million of nonaccrual loans for which there was no related ACLL at March 31, 2022.

The following table presents loans by past due status at December 31, 2021:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
PPP	$65,941	$40	$43	$—	$46	$66,070
Asset-based lending	178,027	—	—	—	—	178,027
Commercial and industrial(c)	8,201,272	579	54	151	6,233	8,208,289
Commercial real estate - owner occupied	971,163	163	—	—	—	971,326
Commercial and business lending	9,416,403	781	97	151	6,279	9,423,711
Commercial real estate - investor	4,323,276	142	474	—	60,677	4,384,569
Real estate construction	1,807,178	1,618	2	—	177	1,808,976
Commercial real estate lending	6,130,454	1,759	477	—	60,855	6,193,545
Total commercial	15,546,857	2,541	573	151	67,134	15,617,256
Residential mortgage	7,505,654	5,500	669	126	55,362	7,567,310
Auto finance	142,982	11	—	—	52	143,045
Home equity	584,177	2,867	844	—	7,726	595,615
Other consumer	298,261	1,835	472	986	170	301,723
Total consumer	8,531,074	10,213	1,985	1,111	63,309	8,607,693
Total loans	$24,077,931	$12,754	$2,558	$1,263	$130,443	$24,224,949
(a) Of the total nonaccrual loans, $84 million, or 65%, were current with respect to payment at December 31, 2021.
(b) No interest income was recognized on nonaccrual loans for the year ended December 31, 2021. In addition, there were $9 million of nonaccrual loans for which there was no related ACLL at December 31, 2021.
(c) Includes equipment finance.

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	Mar 31, 2022		Dec 31, 2021
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$7,426	$—	$8,687	$—
Commercial real estate — owner occupied	473	—	967	—
Commercial real estate — investor	2,045	3,042	12,866	3,093
Real estate construction	183	44	242	45
Residential mortgage	16,644	15,336	16,316	13,483
Home equity	2,486	931	2,648	806
Other consumer	747	—	803	—
Total restructured loans	$30,003	$19,352	$42,530	$17,426
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
The Corporation had a recorded investment of $7 million in loans modified as TDRs during the three months ended March 31, 2022, of which $1 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $6 million were in nonaccrual within the credit quality tables, pending a sustained period of repayment. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the three months ended March 31, 2022 and 2021:

	Three months ended Mar 31, 2022			Three months ended Mar 31, 2021
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial real estate — investor	—	$—	$—	4	$1,693	$1,693
Residential mortgage	24	6,421	6,502	20	3,876	3,902
Home equity	3	80	101	1	430	430
Total loans modified	27	$6,500	$6,603	25	$5,999	$6,025
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the three months ended March 31, 2022, there were no restructured loan modifications of commercial loans, but when such modifications do occur, they primarily include maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the three months ended March 31, 2022.
The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the three months ended March 31, 2022 and 2021, and the recorded investment in these restructured loans as of March 31, 2022 and 2021:

	Three months ended Mar 31, 2022		Three months ended Mar 31, 2021
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	1	$884	1	$97
All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At March 31, 2022, the Corporation had no loans meeting this classification compared to $7 million at December 31, 2021.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during February 2022, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the three months ended March 31, 2022:

($ in Thousands)	Dec 31, 2021	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Mar 31, 2022	ACLL / Loans
Allowance for loan losses
PPP	$51	$—	$—	$—	$(39)	$11
Asset-based lending & equipment finance	4,182	—	—	—	901	5,083
Commercial and industrial	85,624	(1,104)	2,958	1,854	(5,485)	81,993
Commercial real estate — owner occupied	11,473	—	3	3	(349)	11,127
Commercial and business lending	101,330	(1,104)	2,961	1,857	(4,973)	98,214
Commercial real estate — investor	72,803	—	—	—	558	73,361
Real estate construction	37,643	—	32	32	2,082	39,757
Commercial real estate lending	110,446	—	32	32	2,640	113,118
Total commercial	211,776	(1,104)	2,993	1,889	(2,333)	211,332
Residential mortgage	40,787	(43)	331	288	(3,974)	37,101
Auto finance	1,999	(23)	26	4	4,188	6,190
Home equity	14,011	(125)	440	315	(995)	13,331
Other consumer	11,441	(733)	282	(451)	114	11,104
Total consumer	68,239	(924)	1,079	155	(667)	67,727
Total loans	$280,015	$(2,028)	$4,072	$2,044	$(3,000)	$279,058
Allowance for unfunded commitments
Asset-based lending & equipment finance	$857	$—	$—	$—	$(62)	$796
Commercial and industrial	17,601	—	—	—	(2,694)	14,907
Commercial real estate — owner occupied	208	—	—	—	(64)	144
Commercial and business lending	18,667	—	—	—	(2,820)	15,847
Commercial real estate — investor	936	—	—	—	(302)	634
Real estate construction	15,586	—	—	—	2,415	18,001
Commercial real estate lending	16,522	—	—	—	2,114	18,636
Total commercial	35,189	—	—	—	(707)	34,482
Home equity	2,592	—	—	—	(68)	2,523
Other consumer	1,995	—	—	—	(225)	1,770
Total consumer	4,587	—	—	—	(293)	4,293
Total loans	$39,776	$—	$—	$—	$(1,000)	$38,776
Allowance for credit losses on loans
PPP	$51	$—	$—	$—	$(39)	$11	0.06%
Asset-based lending & equipment finance	5,040	—	—	—	839	5,879	2.54%
Commercial and industrial	103,225	(1,104)	2,958	1,854	(8,179)	96,900	1.20%
Commercial real estate — owner occupied	11,681	—	3	3	(413)	11,270	1.16%
Commercial and business lending	119,997	(1,104)	2,961	1,857	(7,793)	114,061	1.22%
Commercial real estate — investor	73,739	—	—	—	256	73,995	1.66%
Real estate construction	53,229	—	32	32	4,497	57,758	3.28%
Commercial real estate lending	126,968	—	32	32	4,754	131,754	2.12%
Total commercial	246,965	(1,104)	2,993	1,889	(3,039)	245,814	1.58%
Residential mortgage	40,787	(43)	331	288	(3,974)	37,101	0.49%
Auto finance	1,999	(23)	26	4	4,188	6,190	1.24%
Home equity	16,603	(125)	440	315	(1,063)	15,855	2.73%
Other consumer	13,436	(733)	282	(451)	(111)	12,874	4.44%
Total consumer	72,825	(924)	1,079	155	(961)	72,020	0.80%
Total loans	$319,791	$(2,028)	$4,072	$2,044	$(4,000)	$317,835	1.30%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2021:

($ in Thousands)	Dec 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2021	ACLL / Loans
Allowance for loan losses
PPP	$531	$—	$—	$—	$(480)	$51
Asset-based lending	2,077	—	412	412	1,693	4,182
Commercial and industrial(a)	140,716	(21,564)	8,152	(13,412)	(41,680)	85,624
Commercial real estate — owner occupied	11,274	—	120	120	80	11,473
Commercial and business lending	154,598	(21,564)	8,684	(12,880)	(40,388)	101,330
Commercial real estate — investor	93,435	(14,346)	3,162	(11,184)	(9,448)	72,803
Real estate construction	59,193	(5)	126	121	(21,672)	37,643
Commercial real estate lending	152,629	(14,351)	3,288	(11,063)	(31,120)	110,446
Total commercial	307,226	(35,915)	11,972	(23,943)	(71,508)	211,776
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787
Auto finance	174	(22)	31	9	1,816	1,999
Home equity	18,849	(668)	2,854	2,186	(7,024)	14,011
Other consumer	14,456	(3,168)	1,267	(1,901)	(1,113)	11,441
Total consumer	76,475	(4,738)	4,993	256	(8,492)	68,239
Total loans	$383,702	$(40,652)	$16,965	$(23,687)	$(80,000)	$280,015
Allowance for unfunded commitments
Asset-based lending	$901	$—	$—	$—	$(43)	$857
Commercial and industrial(a)	21,411	—	—	—	(3,809)	17,601
Commercial real estate — owner occupied	266	—	—	—	(58)	208
Commercial and business lending	22,577	—	—	—	(3,911)	18,667
Commercial real estate — investor	636	—	—	—	300	936
Real estate construction	18,887	—	—	—	(3,301)	15,586
Commercial real estate lending	19,523	—	—	—	(3,001)	16,522
Total commercial	42,101	—	—	—	(6,912)	35,189
Home equity	3,118	—	—	—	(526)	2,592
Other consumer	2,557	—	—	—	(563)	1,995
Total consumer	5,675	—	—	—	(1,088)	4,587
Total loans	$47,776	$—	$—	$—	$(8,000)	$39,776
Allowance for credit losses on loans
PPP	$531	$—	$—	$—	$(480)	$51	0.08%
Asset-based lending	2,978	—	412	412	1,649	5,040	2.83%
Commercial and industrial(a)	162,126	(21,564)	8,152	(13,412)	(45,490)	103,225	1.26%
Commercial real estate — owner occupied	11,539	—	120	120	22	11,681	1.20%
Commercial and business lending	177,175	(21,564)	8,684	(12,880)	(44,299)	119,997	1.27%
Commercial real estate — investor	94,071	(14,346)	3,162	(11,184)	(9,148)	73,739	1.68%
Real estate construction	78,080	(5)	126	121	(24,972)	53,229	2.94%
Commercial real estate lending	172,152	(14,351)	3,288	(11,063)	(34,121)	126,968	2.05%
Total commercial	349,327	(35,915)	11,972	(23,943)	(78,419)	246,965	1.58%
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787	0.54%
Auto finance	174	(22)	31	9	1,816	1,999	1.40%
Home equity	21,967	(668)	2,854	2,186	(7,550)	16,603	2.79%
Other consumer	17,013	(3,168)	1,267	(1,901)	(1,676)	13,436	4.45%
Total consumer	82,150	(4,738)	4,993	256	(9,581)	72,825	0.85%
Total loans	$431,478	$(40,652)	$16,965	$(23,687)	$(88,000)	$319,791	1.32%
(a) Includes equipment finance.

Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2021, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore a step one quantitative analysis was not required. There have been no events since the May 2021 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2021 or the first three months of 2022.
The Corporation had goodwill of $1.1 billion at both March 31, 2022 and December 31, 2021.
Other Intangible Assets
The Corporation has other intangible assets and CDIs that are amortized. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Three months ended Mar 31, 2022	Year Ended Dec 31, 2021
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(32,219)	(30,016)
Net book value	$55,890	$58,093
Amortization during the period	$2,203	$8,811
Other intangibles
Gross carrying amount at the beginning of period	$—	$2,000
Reductions due to sale	—	(1,317)
Accumulated amortization	—	(683)
Net book value	$—	$—
Amortization during the period	$—	$33
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSRs are accounted for under the fair value measurement method, with any change in fair value being recognized through earnings in mortgage banking, net on the consolidated statements of income.
On January 1, 2022, the Corporation made the irrevocable election to account for its MSRs asset under the fair value measurement methodology. Under this methodology, changes in the fair value are recognized in earnings as they occur, through mortgage banking, net on the consolidated statements of income. MSRs are not traded in active markets. As a result, a cash flow model is used to determine fair value. Key assumptions and estimates, projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, are used in measuring the fair value of the MSRs asset. These assumptions are considered significant unobservable inputs. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the MSRs asset.

A summary of changes in the balance of the MSRs asset under the fair value measurement method for the quarter ended March 31, 2022 is as follows:

($ in Thousands)	Three months ended Mar 31, 2022
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$54,862
Cumulative effect of accounting methodology change	2,296
Balance at beginning of period, adjusted	$57,158
Additions	3,042
Paydowns	(2,637)
Valuation:
Change in fair value model assumptions	2,345
Changes in fair value of asset	7,106
Mortgage servicing rights at end of period	$67,015
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,972,242
Mortgage servicing rights to servicing portfolio	0.96%
Prior to January 1, 2022, the Corporation accounted for its MSRs under the amortization methodology. Under this methodology the Corporation evaluated its MSRs asset for impairment at minimum on a quarterly basis. Impairment was assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fell, prepayment speeds were usually faster and the value of the MSRs asset generally decreased, requiring additional valuation reserve. Conversely, as mortgage interest rates rose, prepayment speeds were usually slower and the value of the MSRs asset generally increased, requiring less valuation reserve. A valuation allowance was established, through a charge to earnings, to the extent the amortized cost of the MSRs exceeded the estimated fair value by stratification. An other-than-temporary impairment (i.e., recoverability was considered remote when considering interest rates and loan pay off activity) was recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance was available) and then against earnings. A direct write-down permanently reduced the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries.
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance under the amortization method for the year ended December 31, 2021 is as follows:

($ in Thousands)	Year Ended Dec 31, 2021
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$59,967
Additions	16,151
Amortization	(19,436)
Mortgage servicing rights at end of period	$56,682
Valuation allowance at beginning of period	$(18,006)
(Additions) recoveries, net	16,186
Valuation allowance at end of period	$(1,820)
Mortgage servicing rights, net	$54,862
Fair value of mortgage servicing rights	$57,259
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,994,834
Mortgage servicing rights, net to servicing portfolio	0.78%
Mortgage servicing rights expense(a)	$3,250
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.

The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2022. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Nine months ended December 31, 2022	$6,608	$8,956
2023	8,811	11,320
2024	8,811	9,663
2025	8,811	8,227
2026	8,811	6,874
2027	8,811	5,913
Beyond 2027	5,227	16,062
Total Estimated Amortization Expense	$55,890	$67,015
Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	Mar 31, 2022	Dec 31, 2021
Short-Term Funding
Federal funds purchased	$100,060	$120
Securities sold under agreements to repurchase	268,708	319,412
Federal funds purchased and securities sold under agreements to repurchase	368,768	319,532
Commercial paper	30,593	34,730
Total short-term funding	$399,361	$354,262
Long-Term Funding
Corporation subordinated notes, at par, due 2025	$250,000	$250,000
Capitalized costs	(765)	(839)
Finance leases	562	163
Total long-term funding	249,797	249,324
Total short and long-term funding, excluding FHLB advances	$649,158	$603,587
FHLB Advances
Short-term FHLB advances	$320,000	$—
Long-term FHLB advances	1,217,948	1,621,047
Total FHLB advances	$1,537,948	$1,621,047
Total short and long-term funding	$2,187,106	$2,224,633
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At March 31, 2022, the Corporation has pledged securities valued at 129% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of March 31, 2022 and December 31, 2021 are presented in the following table:

	Overnight and Continuous
($ in Thousands)	March 31, 2022	December 31, 2021
Repurchase agreements
Agency mortgage-related securities	$268,708	$319,412

Long-Term Funding
Subordinated Notes
In November 2014, the Corporation issued $250 million of 10-year subordinated notes, due January 2025, and callable October 2024. The subordinated notes have a fixed coupon interest rate of 4.25% and were issued at a discount.
Finance Leases
Finance leases are used in conjunction with branch operations. See Note 18 for additional disclosure regarding the Corporation’s leases.
FHLB Advances
The Corporation prepaid $400 million in long-term FHLB advances during the first quarter of 2022 at no cost.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $76 million and $71 million of investment securities as collateral at March 31, 2022, and December 31, 2021, respectively. At March 31, 2022, the Corporation posted $6 million of required cash collateral compared to $11 million at December 31, 2021.
Federal regulations require the Corporation to clear all LIBOR and compound SOFR interest rate swaps through a clearing house, if possible. For derivatives cleared through central clearing houses, the variation margin payments are legally characterized as daily settlements of the derivative rather than collateral. The Corporation's clearing agent for interest rate derivative contracts that are centrally cleared through the Chicago Mercantile Exchange (CME) and the London Clearing House (LCH) settles the variation margin daily. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value is reported in other assets or accrued expenses and other liabilities on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
Derivatives to Accommodate Customer Needs
The Corporation facilitates customer borrowing activity by entering into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk, foreign currency, and until early 2022, commodity prices. As of the end of the first quarter of 2022, the Corporation no longer had any outstanding commodity contracts. These derivative contracts are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value in other assets and accrued expenses and other liabilities on the consolidated balance sheets with changes in the fair value recorded as a component of capital markets, net, and typically include interest rate-related instruments (swaps and caps), foreign currency exchange forwards, and until the end of the first quarter of 2022, commodity contracts. See Note 11 for additional information and disclosures on balance sheet offsetting.
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
Commodity contracts: As of the end of the first quarter of 2022, the Corporation no longer had any outstanding commodity contracts. Historically, commodity contracts were entered into primarily for the benefit of commercial customers seeking to manage their exposure to fluctuating commodity prices. The Corporation mitigated its risk by then entering into an offsetting commodity derivative contract.
Mortgage Derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments on residential mortgage loans and TBA securities are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net on the consolidated statements of income.
Interest rate-related instruments for MSRs hedge: The fair value of the Corporation's MSRs asset changes in response to change in primary mortgage loan rates and other assumptions. To mitigate the earnings volatility caused by changes in the fair value of MSRs, the Corporation designates certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs and are recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net on the consolidated statements of income.
The following table presents the total notional amounts and gross fair values of the Company’s derivatives, as well as the balance sheet netting adjustments as of March 31, 2022 and December 31, 2021. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2022 and December 31, 2021. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	Mar 31, 2022				Dec 31, 2021
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$4,090,770	$31,728	$4,130,770	$112,029	$3,874,781	$83,626	$3,874,781	$26,231
Foreign currency exchange forwards	506,185	1,986	501,213	1,815	490,057	5,490	478,745	5,441
Commodity contracts	—	—	—	—	3,894	1,264	3,910	1,248
Mortgage banking(a)(b)	114,909	4,796	197,000	234	133,990	2,647	245,016	—
Gross derivatives before netting		$38,511		$114,078		$93,026		$32,921
Less: Legally enforceable master netting agreements		2,514		2,514		2,143		2,143
Less: Cash collateral pledged/received		7,816		987		1,313		11,357
Total derivative instruments, after netting		$28,181		$110,577		$89,570		$19,421
(a) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.
(b) At March 31, 2022, the mortgage derivative asset includes $5 million of forward commitments fair value, while the mortgage derivative liability includes approximately $224,000 of interest rate lock commitments fair value. At December 31, 2021, the mortgage derivative asset included approximately $30,000 of forward commitments fair value.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At March 31, 2022, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $390 million and is included in loans on the consolidated balance sheets. This amount includes $2 million of hedging adjustments on the discontinued hedging relationships.

The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Location and Amount of Gain or (Loss) Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three months ended Mar 31,
	2022	2021
($ in Thousands)	Interest Income
Total amounts of income presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(179)	$(485)
The effects of fair value hedging: (Loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(179)	(485)
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three months ended March 31, 2022 and 2021:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Mar 31,
($ in Thousands)		2022	2021
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$573	$2,938
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	$(3,666)	$—
Foreign currency exchange forwards	Capital markets, net	123	143
Commodity contracts	Capital markets, net	(16)	(621)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,842)	(2,708)
Forward commitments (mortgage)	Mortgage banking, net	(4,757)	(6,300)

Note 11 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. Historically, the Corporation entered into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices. As of the end of the first quarter of 2022, the Corporation no longer had any outstanding commodity contracts. The Corporation is party to master netting arrangements with its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported with assets and liabilities offset resulting in a net position which is further offset by any cash collateral, and is reported in other assets and accrued expenses and other liabilities, on the face of the consolidated balance sheets. See Note 10 for additional information on the Corporation’s derivative and hedging activities. The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2022 and interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2021. The interest and foreign exchange agreements the Corporation has with its commercial customers and the commodity agreements the Corporation had with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Received
Derivative assets
March 31, 2022	$15,021	$(2,514)	$(7,816)	$4,691
December 31, 2021	3,567	(2,143)	(1,313)	111

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Assets Offset	Cash Collateral Pledged
Derivative liabilities
March 31, 2022	$3,535	$(2,514)	$(987)	$34
December 31, 2021	15,620	(2,143)	(11,357)	2,120
Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, Regulatory Matters and Operational Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	Mar 31, 2022	Dec 31, 2021
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,973,357	$10,848,136
Commercial letters of credit(a)	9,827	5,992
Standby letters of credit(c)	257,039	248,292
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at March 31, 2022 or December 31, 2021.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $2 million for both March 31, 2022 and December 31, 2021, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in Thousands)	Three months ended Mar 31, 2022	Year Ended Dec 31, 2021
Allowance for Unfunded Commitments
Balance at beginning of period	$39,776	$47,776
Provision for unfunded commitments	(1,000)	(8,000)
Balance at end of period	$38,776	$39,776
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments on residential mortgage loans and TBA securities are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 10. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at March 31, 2022 was $259 million, compared to $268 million at December 31, 2021, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $8 million for the three months ended March 31, 2022 and 2021, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $253 million at March 31, 2022 and $262 million at December 31, 2021.
The Corporation’s unfunded equity contributions relating to investments in federal and state qualified affordable housing and federal and state historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $69 million at March 31, 2022 and $80 million at December 31, 2021.
For the three months ended March 31, 2022 and the year ended December 31, 2021, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $25 million at both March 31, 2022 and December 31, 2021, included in tax credit and other investments on the consolidated balance sheets.

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
Operational Matters
In November 2021, we became aware that during several routine purges of old documents, certain documents that were more than seven years old relating to active accounts were inadvertently purged from our electronic database. The active account documents that were inadvertently purged related to (1) certain customer documents obtained as part of bank acquisitions, and (2) certain customer documents that were transferred to a new cold storage system without correct retention coding. Both the acquisitions and the transfer occurred years ago. The majority of the documents inadvertently purged were signature cards. We have undertaken measures to replace (if possible) or otherwise lessen the impact on customers of any inadvertently purged documents. While the impact on the Company of this incident has been immaterial to date, and we are not aware of any material adverse customer impact, it is not possible at this time for management to reasonably estimate the amount of any potential loss related to this incident.

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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2 million and $8 million for the three months ended March 31, 2022 and the year ended December 31, 2021, respectively. There were no loss reimbursement and settlement claims paid in the three months ended March 31, 2022, and approximately $114,000 of such claims were paid for the year ended December 31, 2021. Make whole requests during 2021 and the first three months of 2022 generally arose from loans sold during the period of January 1, 2017 to December 31, 2021. Since January 1, 2017, loans sold totaled $7.2 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of March 31, 2022, $4.6 billion of loans originated since January 1, 2017 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million at both March 31, 2022 and December 31, 2021.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2022 and December 31, 2021, there were $8 million and $10 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2022 and December 31, 2021, there were $23 million and $24 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 13 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2021 Annual Report on Form 10-K. There has been one significant change to the methodologies for assets and liabilities measured at fair value on a recurring basis:
Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the rights to service the loans sold. Upon sale, a MSRs asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. On January 1, 2022, the Corporation made the irrevocable election to account for its MSRs asset under the fair value measurement method. Under this methodology, changes in the fair value are recognized in earnings as they occur through mortgage banking, net on the consolidated statements of income.
MSRs are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, used by this model are based on current market sources. Assumptions used to value MSRs are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. Fair value estimates from outside sources are received periodically to corroborate the results of the valuation model. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the fair value hierarchy. See Note 8 for additional disclosures about the Corporation's MSRs.

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Mar 31, 2022	Dec 31, 2021
Assets
Investment securities AFS
U.S. Treasury securities	Level 1	$116,132	$122,957
Agency securities	Level 2	14,200	14,897
Obligations of state and political subdivisions (municipal securities)	Level 2	372,401	400,457
Residential mortgage-related securities
FNMA / FHLMC	Level 2	1,894,819	2,691,879
GNMA	Level 2	58,909	67,780
Private-label	Level 2	—	329,724
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	19,786	350,623
GNMA	Level 2	126,760	166,799
Asset backed securities
FFELP	Level 2	168,978	177,325
SBA	Level 2	5,845	6,580
Other debt securities	Level 2	2,973	2,994
Total investment securities AFS	Level 1	$116,132	$122,957
Total investment securities AFS	Level 2	2,664,671	4,209,058
Equity securities with readily determinable fair values	Level 1	5,025	4,810
Residential loans held for sale	Level 2	91,582	136,638
Mortgage servicing rights, net(a)	Level 3	67,015	N/A
Interest rate-related instruments(b)	Level 2	31,728	83,626
Foreign currency exchange forwards(b)	Level 2	1,986	5,490
Commodity contracts(b)	Level 2	—	1,264
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	—	2,617
Forward commitments on residential mortgage loans	Level 3	4,796	30
Liabilities
Interest rate-related instruments(b)	Level 2	$112,029	$26,231
Foreign currency exchange forwards(b)	Level 2	1,815	5,441
Commodity contracts(b)	Level 2	—	1,248
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	224	—
Forward commitments on TBA securities	Level 3	9	—
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value on a recurring basis.
(b) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the three months ended March 31, 2022 and the year ended December 31, 2021, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments on residential mortgage loans and TBA securities	Total
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	53,686	(3,281)	56,966
Closed loans / settlements	(53,477)	3,740	(57,217)
Other	(7,216)	(2,535)	(4,680)
Mortgage derivative (loss)	(7,007)	(2,076)	(4,932)
Balance December 31, 2021	$2,617	$(30)	$2,647
New production	$5,002	$(887)	$5,890
Closed loans / settlements	(455)	9,099	(9,554)
Other	(7,389)	(12,969)	5,580
Mortgage derivative gain (loss)	(2,842)	(4,757)	1,916
Balance March 31, 2022	$(224)	$(4,787)	$4,563

The closing ratio on interest rate lock commitments to originate residential mortgage loans held for sale is a Level 3 measurement, and was 79% at March 31, 2022.
The following table presents the carrying value of equity securities without readily determinable fair values as of March 31, 2022 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of March 31, 2022:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2021	$13,542
Additions	1
Sales	(8)
Carrying value as of March 31, 2022	$13,535

Cumulative upward carrying value changes between January 1, 2018 and March 31, 2022	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2022	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

			Consolidated Statements of Income Category of Adjustment Recognized in Income
($ in Thousands)	Fair Value Hierarchy	Fair Value		Adjustment Recognized on the Consolidated Statements of Income(c)
March 31, 2022
Assets
Individually evaluated loans(a)	Level 3	$43,882	Provision for credit losses	$(397)
OREO(b)	Level 2	985	Other noninterest expense / provision for credit losses(d)	102

December 31, 2021
Assets
Individually evaluated loans(a)	Level 3	$69,917	Provision for credit losses	$(3,045)
OREO(b)	Level 2	21,299	Other noninterest expense / provision for credit losses(d)	7,345
Mortgage servicing rights(e)	Level 3	57,259	Mortgage banking, net	16,186
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
(e) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value on a recurring basis.
Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include the fair value analysis in the goodwill impairment test as well as intangible assets and other nonfinancial long-lived assets measured at fair value for the purpose of impairment assessment.
The Corporation's significant Level 3 measurements which employ unobservable inputs that are readily quantifiable pertain to individually evaluated loans.
The table below presents information about these inputs and further discussion is found above:

March 31, 2022	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	21%	-	21%	21%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		Mar 31, 2022		Dec 31, 2021
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$334,138	$334,138	$343,831	$343,831
Interest-bearing deposits in other financial institutions	Level 1	166,929	166,929	681,684	681,684
Investment securities AFS	Level 1	116,132	116,132	122,957	122,957
Investment securities AFS	Level 2	2,664,671	2,664,671	4,209,058	4,209,058
Investment securities HTM, net	Level 1	998	964	1,000	1,001
Investment securities HTM, net	Level 2	3,938,857	3,763,872	2,237,947	2,347,608
Equity securities with readily determinable fair values	Level 1	5,025	5,025	4,810	4,810
Equity securities without readily determinable fair values	Level 3	13,535	13,535	13,542	13,542
FHLB and Federal Reserve Bank stocks	Level 2	168,281	168,281	168,281	168,281
Residential loans held for sale	Level 2	91,582	91,582	136,638	136,638
Loans, net	Level 3	24,252,867	23,485,798	23,944,934	23,980,330
Bank and corporate owned life insurance	Level 2	679,538	679,538	680,021	680,021
Mortgage servicing rights, net(a)	Level 3	67,015	67,015	54,862	57,259
Derivatives (other assets)(b)	Level 2	33,715	33,715	90,379	90,379
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	—	—	2,617	2,617
Forward commitments to sell residential mortgage loans (other assets)	Level 3	4,796	4,796	30	30
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$27,116,495	$27,116,495	$27,119,167	$27,119,167
Time deposits(c)	Level 2	1,288,913	1,288,913	1,347,262	1,347,262
Short-term funding	Level 2	399,361	399,270	354,262	354,248
FHLB advances	Level 2	1,537,948	1,546,821	1,621,047	1,680,814
Other long-term funding	Level 2	249,797	254,355	249,324	265,545
Standby letters of credit(d)	Level 2	2,473	2,473	2,367	2,367
Derivatives (accrued expenses and other liabilities)(b)	Level 2	113,844	113,844	32,921	32,921
Interest rate lock commitments to originate residential mortgage loans held for sale (accrued expenses and other liabilities)	Level 3	224	224	—	—
Forward commitments on TBA securities (accrued expenses and other liabilities)	Level 3	9	9	—	—
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
(b) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(c) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(d) The commitment on standby letters of credit was $257 million at March 31, 2022 and $248 million at December 31, 2021. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Components of Net Periodic Benefit Cost
RAP
Service cost	$923	$2,075
Interest cost	1,772	1,623
Expected return on plan assets	(6,736)	(6,430)
Amortization of prior service cost	(63)	(18)
Amortization of actuarial loss	74	1,050
Total net periodic pension cost	$(4,029)	$(1,701)
Postretirement Plan
Interest cost	$13	$13
Amortization of prior service cost	(19)	(19)
Total net periodic benefit cost	$(6)	$(6)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the three months ended March 31, 2022 and 2021.
Note 15 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2021 Annual Report on Form 10-K with certain exceptions. The more significant of these exceptions are described herein.
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
The Corporation allocates net interest income using an internal FTP methodology that charges users of funds (assets, primarily loans) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment and / or re-pricing characteristics of the assets and liabilities. The net effect of this allocation is offset in the Risk Management and Shared Services segment to ensure consolidated totals reflect the Corporation's net interest income. The net FTP allocation is reflected as net intersegment interest income (expense) in the accompanying tables.
The provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using the methodologies described in the Corporation’s 2021 Annual

Report on Form 10-K. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, and asset gains on disposed business units) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting note in the Corporation’s 2021 Annual Report on Form 10-K.
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
Effective during the first quarter of 2022, certain support functions and a select group of banking regions were realigned into the Community, Consumer, and Business segment from the Corporate and Commercial Specialty segment.
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Net interest income	$90,633	$89,661
Net intersegment interest income	8,525	4,670
Segment net interest income	99,158	94,331
Noninterest income(a)	37,790	41,828
Total revenue	136,948	136,160
Provision for credit losses	12,653	16,680
Noninterest expense	56,559	55,448
Income before income taxes	67,736	64,032
Income tax expense	12,313	11,891
Net income	$55,423	$52,141
Allocated goodwill	$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Net interest income	$69,544	$71,775
Net intersegment interest income	18,833	14,889
Segment net interest income	88,377	86,664
Noninterest income	33,207	47,331
Total revenue	121,584	133,995
Provision for credit losses	4,656	5,928
Noninterest expense	98,660	100,353
Income before income taxes	18,267	27,714
Income tax expense	3,836	5,820
Net income	$14,431	$21,894
Allocated goodwill	$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Net interest income	$27,570	$14,465
Net intersegment interest (expense)	(27,358)	(19,559)
Segment net interest income	212	(5,094)
Noninterest income	3,470	6,184
Total revenue	3,683	1,091
Provision for credit losses	(21,300)	(45,612)
Noninterest expense	18,073	19,546
Income before income taxes	6,909	27,156
Income tax expense	2,501	6,890
Net income	$4,409	$20,266
Allocated goodwill	$—	$—

	Consolidated Total
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Net interest income	$187,747	$175,902
Net intersegment interest income	—	—
Segment net interest income	187,747	175,902
Noninterest income(a)	74,467	95,343
Total revenue	262,214	271,245
Provision for credit losses	(3,990)	(23,004)
Noninterest expense	173,292	175,347
Income before income taxes	92,912	118,903
Income tax expense	18,650	24,602
Net income	$74,262	$94,301
Allocated goodwill	$1,104,992	$1,104,992
(a) For the three months ended March 31, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2022 and 2021, including changes during the preceding three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities AFS	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2021	$(5,266)	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	(103,284)	—	(103,284)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities (gains), net	(21)	—	(21)
Investment securities HTM, net, at amortized cost	1,108	—	1,108
Personnel expense	—	(81)	(81)
Other expense	—	74	74
Income tax benefit	43,098	2	43,100
Net other comprehensive (loss) during period	(126,702)	(6)	(126,708)
Balance March 31, 2022	$(131,968)	$(5,057)	$(137,024)

Balance December 31, 2020	$41,325	$(28,707)	$12,618
Other comprehensive (loss) before reclassifications	(23,979)	—	(23,979)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses , net	39	—	39
Investment securities HTM, net, at amortized cost	518	—	518
Personnel expense	—	(37)	(37)
Other expense	—	1,050	1,050
Income tax (expense) benefit	5,851	(253)	5,598
Net other comprehensive income (loss) during period	(17,571)	760	(16,811)
Balance March 31, 2021	$23,754	$(27,947)	$(4,193)
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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Wealth management fees	$22,404	$22,414
Service charges and deposit account fees	3,784	3,941
Card-based fees(a)	417	346
Other revenue	1,235	664
Noninterest income (in-scope of Topic 606)	$27,840	$27,365
Noninterest income (out-of-scope of Topic 606)(b)	9,950	14,464
Total noninterest income	$37,790	$41,828

	Community, Consumer, and Business
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Service charges and deposit account fees	$13,069	$10,900
Card-based fees(a)	9,524	9,414
Other revenue	1,862	3,674
Noninterest income (in-scope of Topic 606)	$24,455	$23,988
Noninterest income (out-of-scope of Topic 606)	8,751	23,342
Total noninterest income	$33,207	$47,331

	Risk Management and Shared Services
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Service charges and deposit account fees	$3	$15
Card-based fees(a)	7	4
Other revenue	38	391
Noninterest income (in-scope of Topic 606)	$49	$409
Noninterest income (out-of-scope of Topic 606)	3,421	5,775
Total noninterest income	$3,470	$6,184

	Consolidated Total
	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Wealth management fees	$22,404	$22,414
Service charges and deposit account fees	16,856	14,855
Card-based fees(a)	9,949	9,764
Other revenue	3,135	4,729
Noninterest income (in-scope of Topic 606)	$52,344	$51,762
Noninterest income (out-of-scope of Topic 606)(b)	22,123	43,581
Total noninterest income	$74,467	$95,343
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) For the three months ended March 31, 2021, the Corporation recognized a $2 million pre-tax gain on the sale of Whitnell.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.
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

Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Mar 31,
($ in Thousands)	2022	2021
Operating lease costs	$1,798	$2,240
Finance lease costs	41	39
Operating lease cash flows	2,407	2,963
Finance lease cash flows	44	40
The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	Mar 31, 2022	Dec 31, 2021
Operating lease right-of-use asset	Premises and equipment	$28,354	$28,299
Finance lease right-of-use asset	Other assets	545	143
Operating lease liability	Accrued expenses and other liabilities	31,585	31,345
Finance lease liability	Other long-term funding	562	163
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Mar 31, 2022			Dec 31, 2021
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$191	1.25	0.44%	$192	1.50	0.45%
Retail and corporate offices	28,482	5.76	2.24%	29,008	5.56	3.26%
Land	5,356	8.11	3.12%	5,551	8.29	3.12%
Total operating leases	$34,028	6.08	2.37%	$34,751	5.94	3.22%
Finance leases
Retail and corporate offices	$553	6.00	1.32%	$112	1.25	1.32%
Land	30	0.42	1.07%	51	0.67	1.07%
Total finance leases	$583	5.70	1.31%	$164	1.07	1.24%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Nine months ended December 31, 2022	$5,692	$98	$5,790
2023	6,252	92	6,344
2024	5,660	93	5,752
2025	4,363	93	4,456
2026	3,799	93	3,891
Beyond 2026	8,263	116	8,379
Total lease payments	$34,028	$583	$34,611
Less: interest	2,444	21	2,465
Present value of lease payments	$31,585	$562	$32,147
As of March 31, 2022 and December 31, 2021, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $14 million and $13 million, respectively. The leases that had not yet commenced as of March 31, 2022 will commence between April 2022 and October 2023 with lease terms of 3 year to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, in Item 1A of Part 2 herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $24.1 billion decreased $366 million, or 1%, compared to the first three months of 2021. For 2022, the Corporation expects auto finance loan growth of more than $1.2 billion and commercial loan growth, including asset-based lending and equipment finance, of $750 million to $1.0 billion.
•Average deposits of $28.6 billion increased $1.8 billion, or 7%, from the first three months of 2021, driven primarily by increases in low cost deposits partially offset by decreases in higher cost deposits.
•Net interest income of $188 million increased $12 million, or 7%, from the first three months of 2021, and net interest margin was 2.42% compared to 2.39% for the first three months of 2021. The increase in net interest income was driven by higher investment income and lower interest-bearing liability costs, partially offset by lower commercial PPP lending income. For 2022, the Corporation expects net interest income of more than $840 million, assuming a 25 bp increase at each FOMC meeting this year.
•Provision for credit losses had a release of $4 million, compared to a release of $23 million for the first three months of 2021. For 2022, the Corporation expects to adjust the provision to reflect changes to risk grades, economic conditions, loan volumes, and other indications of credit quality.
•Noninterest income of $74 million decreased $21 million, or 22%, from the first three months of 2021, primarily driven by the $16 million, or 65%, decrease in mortgage banking, net, driven by decreased gains on sold loans due to lower mortgage settlements and a reduction of $5 million due to changes in MSRs valuation, net of economic hedges. For 2022, the Corporation expects noninterest income of $290 million to $300 million.
•Noninterest expense of $173 million decreased $2 million, or 1%, from the first three months of 2021. For 2022, the Corporation expects noninterest expense will be approximately $725 million to $740 million.

Table 1 Summary Results of Operations: Trends

	Three months ended
($ in Thousands, except per share data)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Net income	$74,262	$76,877	$88,809	$91,007	$94,301
Net income available to common equity	71,387	74,002	84,655	86,131	89,094
Earnings per common share - basic	0.48	0.49	0.56	0.56	0.58
Earnings per common share - diluted	0.47	0.49	0.56	0.56	0.58
Effective tax rate	20.07%	16.48%	20.61%	19.81%	20.69%

Table 2 Net Interest Income Analysis

	Three Months Ended
	Mar 31, 2022			Dec 31, 2021			Mar 31, 2021
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$43,774	$1,277	11.83%	$115,074	$5,055	17.43%	$806,699	$8,900	4.47%
Asset-based lending (ABL) & equipment finance (d)	202,836	1,449	2.90%	125,507	971	3.07%	137,862	1,072	3.15%
Commercial and business lending (excl PPP, ABL and equipment finance)	8,815,676	52,754	2.43%	8,715,796	53,401	2.43%	8,399,439	53,019	2.56%
Commercial real estate lending	6,177,062	43,886	2.88%	6,134,049	45,040	2.91%	6,171,202	44,315	2.91%
Total commercial	15,239,348	99,366	2.64%	15,090,427	104,468	2.75%	15,515,202	107,307	2.80%
Residential mortgage	7,671,329	55,403	2.89%	7,751,337	54,952	2.84%	7,962,691	55,504	2.79%
Auto finance	305,202	2,649	3.52%	53,120	587	4.39%	10,190	111	4.43%
Other retail	881,859	10,662	4.87%	900,369	11,188	4.95%	975,266	11,519	4.75%
Total loans	24,097,738	168,081	2.81%	23,795,253	171,195	2.86%	24,463,349	174,442	2.88%
Investment securities
Taxable	4,363,733	16,472	1.51%	4,067,612	13,317	1.31%	2,976,469	7,014	0.94%
Tax-exempt(a)	2,384,601	20,296	3.40%	2,257,106	19,617	3.48%	1,900,346	17,844	3.76%
Other short-term investments	1,154,939	1,993	0.70%	1,592,840	2,031	0.51%	991,844	1,694	0.69%
Investments and other	7,903,273	38,761	1.96%	7,917,558	34,965	1.76%	5,868,659	26,553	1.81%
Total earning assets	32,001,010	$206,842	2.60%	31,712,810	$206,160	2.59%	30,332,008	$200,994	2.67%
Other assets, net	3,199,172			3,303,349			3,352,135
Total assets	$35,200,182			$35,016,159			$33,684,143
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,529,991	$380	0.03%	$4,367,233	$369	0.03%	$3,810,321	$332	0.04%
Interest-bearing demand	6,722,038	1,025	0.06%	6,506,438	1,015	0.06%	5,713,270	1,178	0.08%
Money market	7,030,945	965	0.06%	6,892,803	927	0.05%	6,875,730	1,059	0.06%
Network transaction deposits	734,895	265	0.15%	838,255	239	0.11%	1,080,109	327	0.12%
Time deposits	1,313,101	937	0.29%	1,381,092	1,127	0.32%	1,658,568	3,014	0.74%
Total interest-bearing deposits	20,330,970	3,571	0.07%	19,985,821	3,677	0.07%	19,137,998	5,909	0.13%
Federal funds purchased and securities sold under agreements to repurchase	293,915	38	0.05%	293,948	40	0.05%	136,144	26	0.08%
Commercial paper	27,963	1	0.01%	44,250	2	0.01%	42,774	6	0.05%
FHLB advances	1,610,983	8,182	2.06%	1,621,097	8,514	2.08%	1,631,895	9,493	2.36%
Long-term funding	249,632	2,730	4.38%	249,223	2,730	4.38%	549,585	5,585	4.07%
Total short and long-term funding	2,182,492	10,951	2.03%	2,208,518	11,286	2.03%	2,360,397	15,109	2.58%
Total interest-bearing liabilities	22,513,462	$14,522	0.26%	22,194,339	$14,963	0.27%	21,498,395	$21,018	0.40%
Noninterest-bearing demand deposits	8,316,399			8,416,525			7,666,561
Other liabilities	383,528			401,433			415,195
Stockholders’ Equity	3,986,792			4,003,863			4,103,991
Total liabilities and stockholders’ equity	$35,200,182			$35,016,159			$33,684,143
Interest rate spread			2.34%			2.32%			2.27%
Net free funds			0.08%			0.08%			0.12%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$192,320	2.42%		$191,197	2.40%		$179,976	2.39%
Fully tax-equivalent adjustment		4,573			4,434			4,074
Net interest income		$187,747			$186,763			$175,902

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) Periods prior to the first quarter of 2022 do not include equipment finance.

Notable Contributions to the Change in Net Interest Income
•Net interest income and fully tax-equivalent net interest income was $12 million, or 7%, higher than the first three months of 2021. Average investments and other short-term investments increased $2.0 billion, or 35%. The increase in net interest income was driven by higher investment income and lower interest-bearing liability costs, partially offset by lower commercial PPP lending income. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities were up $1.0 billion, or 5%, compared to the first three months of 2021. Interest-bearing deposits increased $1.2 billion, or 6%, primarily driven by an increase in low cost deposits partially offset by decreases in higher cost deposits. Average noninterest-bearing demand deposits were up $650 million, or 8%, versus the first three months of 2021.
•    The cost of interest-bearing liabilities decreased 14 bp from the first three months of 2021, primarily attributable to a favorable mix with lower cost core deposit balances increasing and higher cost deposits and long-term funding decreasing.
•The Federal Reserve raised the federal funds target interest to a range of 0.25% to 0.50% in March 2022, which was the first change since the first quarter of 2020.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2022 was the Moody's baseline forecast from February 2022 over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	Three months ended					Changes vs
($ in Thousands, except as noted)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Wealth management fees(a)	$22,404	$22,625	$22,110	$22,706	$22,414	(1)%	—%
Service charges and deposit account fees	16,856	17,039	16,962	15,549	14,855	(1)%	13%
Card-based fees	9,926	11,176	11,113	10,982	9,743	(11)%	2%
Other fee-based revenue	3,766	4,316	3,929	4,244	4,596	(13)%	(18)%
Total fee-based revenue	52,952	55,157	54,113	53,480	51,608	(4)%	3%
Capital markets, net	8,646	9,674	7,114	5,696	8,118	(11)%	7%
Mortgage servicing fees, net(b)	1,830	795	323	(155)	(1,397)	130%	N/M
Gains and fair value adjustments on loans held for sale	785	3,290	8,341	8,623	14,744	(76)%	(95)%
Changes in mortgage servicing rights valuation, net of economic hedge(c)	5,776	3,955	1,993	(340)	10,578	46%	(45)%
Mortgage banking, net	8,391	8,041	10,657	8,128	23,925	4%	(65)%
Bank and corporate owned life insurance	2,071	4,704	2,760	3,088	2,702	(56)%	(23)%
Other	2,198	2,941	2,205	3,004	3,216	(25)%	(32)%
Subtotal	74,258	80,517	76,848	73,397	89,570	(8)%	(17)%
Asset gains (losses), net	188	985	5,228	(14)	4,809	(81)%	(96)%
Investment securities gains(losses), net	21	—	—	24	(39)	N/M	N/M
Gain on the sale of branches, net(d)	—	—	—	36	1,002	N/M	(100)%
Total noninterest income	$74,467	$81,502	$82,076	$73,443	$95,343	(9)%	(22)%
Mortgage loans originated for sale during period	$252,113	$404,398	$455,842	$476,670	$412,645	(38)%	(39)%
Mortgage loan settlements during period	296,089	426,785	463,425	484,446	400,135	(31)%	(26)%
Assets under management, at market value(e)	12,937	13,679	13,148	13,141	12,553	(5)%	3%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes mortgage origination and servicing fees, net of MSRs amortization/decay.
(c) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(d) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
(e) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in Noninterest Income
•Mortgage banking, net decreased $16 million from the first three months of 2021, driven by decreased gains on sold loans due to lower mortgage settlements and a reduction of $5 million due to changes in MSRs valuation, net of economic hedges.
•Asset gains (losses), net decreased $5 million from the first three months of 2021, due to a gain of $2 million from the sale of Whitnell and higher gains from private equity investments during the first three months of 2021.
•Service charges and deposit account fees increased $2 million from the first three months of 2021 as a result of higher overdraft and insufficient funds fees. See Recent Developments for additional details on the Corporation's announcement related to overdraft and insufficient funds fees.

Noninterest Expense
Table 4 Noninterest Expense

	Three months ended					Change vs
($ in Thousands)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021	Dec 31, 2021	Mar 31, 2021
Personnel	$104,811	$107,787	$107,880	$106,994	$104,026	(3)%	1%
Technology	21,485	20,787	19,927	20,236	20,740	3%	4%
Occupancy	16,080	16,863	15,814	14,679	16,156	(5)%	—%
Business development and advertising	4,954	5,627	6,156	4,970	4,395	(12)%	13%
Equipment	4,960	4,905	5,200	5,481	5,518	1%	(10)%
Legal and professional	5,087	4,428	4,304	6,661	6,530	15%	(22)%
Loan and foreclosure costs	2,014	1,636	1,616	2,671	2,220	23%	(9)%
FDIC assessment	5,100	4,800	5,000	3,600	4,750	6%	7%
Other intangible amortization	2,203	2,203	2,203	2,203	2,236	—%	(1)%
Other	6,597	13,173	9,793	6,979	8,775	(50)%	(25)%
Total noninterest expense	$173,292	$182,210	$177,892	$174,475	$175,347	(5)%	(1)%
Average FTEs(a)	4,018	3,992	4,010	3,990	4,020	1%	—%
N/M = Not Meaningful
(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Legal and professional expenses decreased $1 million from the first three months of 2021 as a result of lower consulting costs associated with mortgage activity.
•Other expenses decreased $2 million from the first three months of 2021, primarily driven by a reduction in pension expense.
Income Taxes
The Corporation recognized income tax expense of $19 million for the three months ended March 31, 2022, compared to income tax expense of $25 million for the three months ended March 31, 2021. The Corporation's effective tax rate was 20.07% for the first three months of 2022, compared to an effective tax rate of 20.69% for the first three months of 2021. The decrease in income tax expense during the first three months of 2022 was primarily driven by a decrease in income before tax. The decrease in the effective tax rate was primarily driven by an increase in tax-exempt interest income. The Corporation expects a full year effective tax rate of 19% to 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At March 31, 2022, total assets were $35.0 billion, down $148 million from December 31, 2021 and up $381 million, or 1%, from March 31, 2021.
•Interest bearing deposits in other financial institutions were $167 million at March 31, 2022, down $515 million, or 76%, from December 31, 2021 and down $1.4 billion, or 90%, from March 31, 2021, due to the deployment of excess liquidity into investment securities purchases and loan growth.
•Investment securities AFS, at fair value were $2.8 billion at March 31, 2022, down $1.6 billion, or 36%, from December 31, 2021, and down $576 million, or 17%, from March 31, 2021. Investment securities HTM, net, at amortized cost were $3.9 billion at March 31, 2022, up $1.7 billion, or 76%, from December 31, 2021 and up $2.1 billion, or 112%, from March 31, 2021, driven by the deployment of cash into higher yielding assets and a $1.6 billion transfer of investment securities AFS, at fair value, to investment securities HTM, net, at amortized cost during the first quarter of 2022. See Note 6 Investment Securities for additional details.
•Loans of $24.5 billion at March 31, 2022 were up $307 million, or 1%, from December 31, 2021 and up $370 million, or 2%, from March 31, 2021. See Note 7 Loans for additional details.
•At March 31, 2022, total deposits of $28.4 billion were down $61 million from December 31, 2021 and were up $728 million, or 3%, from March 31, 2021. Government stimulus programs and changed savings habits have led to customers holding higher deposit balances. See section Deposits and Customer Funding for additional information on deposits.
•Other long-term funding was $250 million at March 31, 2022 and $249 million at December 31, 2021 and was down $300 million, or 55%, from March 31, 2021, primarily driven by the redemption of the Bank's senior notes on July 13, 2021. See Note 9 Short and Long-Term Funding for additional details.
•Preferred equity was $193 million at March 31, 2022 and December 31, 2021 and was down $160 million, or 45%, from March 31, 2021, as a result of the redemption of the Corporation's Series C Preferred Stock during the second quarter of 2021 and the redemption of the Corporation's Series D Preferred Stock during the third quarter of 2021.
Loans
Table 5 Period End Loan Composition

	Mar 31, 2022		Dec 31, 2021		Sep 30, 2021		Jun 30, 2021		Mar 31, 2021
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$17,995	—%	$66,070	—%	$182,121	1%	$405,482	2%	$836,566	3%
Asset-based lending & equipment finance(a)	231,040	1%	178,027	1%	111,027	—%	105,726	—%	137,537	1%
Commercial and industrial	8,102,380	33%	8,208,289	34%	7,816,432	33%	7,803,393	33%	7,526,964	31%
Commercial real estate — owner occupied	973,572	4%	971,326	4%	879,554	4%	880,755	4%	883,237	4%
Commercial and business lending	9,324,986	38%	9,423,711	39%	8,989,133	38%	9,195,355	38%	9,384,303	39%
Commercial real estate — investor	4,469,241	18%	4,384,569	18%	4,296,489	18%	4,300,651	18%	4,260,706	18%
Real estate construction	1,760,076	7%	1,808,976	7%	1,834,871	8%	1,880,897	8%	1,882,299	8%
Commercial real estate lending	6,229,317	25%	6,193,545	26%	6,131,360	26%	6,181,549	26%	6,143,004	25%
Total commercial	15,554,303	63%	15,617,256	64%	15,120,493	64%	15,376,904	64%	15,527,307	64%
Residential mortgage	7,609,343	31%	7,567,310	31%	7,590,895	32%	7,638,372	32%	7,685,218	32%
Auto finance	497,523	2%	143,045	1%	6,739	—%	7,817	—%	9,165	—%
Home equity	580,867	2%	595,615	2%	608,566	3%	631,783	3%	651,647	3%
Other consumer	289,889	1%	301,723	1%	294,979	1%	292,660	1%	288,990	1%
Total consumer	8,977,622	37%	8,607,693	36%	8,501,180	36%	8,570,632	36%	8,635,020	36%
Total loans	$24,531,926	100%	$24,224,949	100%	$23,621,673	100%	$23,947,536	100%	$24,162,328	100%
(a) Periods prior to the first quarter of 2022 do not include equipment finance.
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2021 and the first three months of 2022. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of March 31, 2022 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
PPP	$1,640	$16,355	$—	$—	$17,995	—%
Asset-based lending & equipment finance	176,817	40,122	14,101	—	231,040	1%
Commercial and industrial	7,579,861	419,869	84,386	18,264	8,102,380	33%
Commercial real estate — owner occupied	548,348	301,720	122,925	578	973,572	4%
Commercial real estate — investor	4,040,023	277,790	151,149	280	4,469,241	18%
Real estate construction	1,704,706	45,061	3,143	7,166	1,760,076	7%
Commercial - adjustable	8,321,120	147,966	12,970	6,769	8,488,825	35%
Commercial - fixed	5,730,275	952,951	362,734	19,519	7,065,479	29%
Residential mortgage - adjustable	367,114	594,375	1,454,319	271	2,416,079	10%
Residential mortgage - fixed	29,390	97,088	601,445	4,465,341	5,193,263	21%
Auto finance	294	93,605	403,624	—	497,523	2%
Home equity	22,315	67,747	97,668	393,137	580,867	2%
Other consumer	53,423	47,647	156,294	32,526	289,889	1%
Total loans	$14,523,931	$2,001,378	$3,089,053	$4,917,562	$24,531,926	100%
Fixed-rate	$5,760,092	$1,125,296	$750,299	$4,888,686	$12,524,372	51%
Floating or adjustable rate	8,763,840	876,083	2,338,755	28,877	12,007,554	49%
Total	$14,523,931	$2,001,378	$3,089,053	$4,917,562	$24,531,926	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At March 31, 2022, $17.8 billion, or 72%, of the loans outstanding and $14.2 billion or 91% of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2022, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

March 31, 2022	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Credit Intermediation and Related Activities(a)	522	$1,130,942	$2,773,669	8%
Real Estate(b)	531	1,510,493	2,735,180	8%
Utilities(c)	221	1,827,305	2,019,958	6%
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

March 31, 2022	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	29%
Office	3%	24%
Industrial	3%	23%
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
Table 9 Largest Real Estate Construction Property Type Exposures

March 31, 2022	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	4%	34%
Single Family	3%	24%
Industrial	3%	23%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2022. The majority of the on balance sheet residential mortgage portfolio consists of constant maturity treasury based, hybrid, adjustable rate mortgage loans with initial fixed rate terms of 3, 5, 7, or 10 years. The rates on these mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term.
The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30 year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain mortgage loan production on its balance sheet. See section Loans for additional information on loans.
The Corporation’s underwriting and risk-based pricing guidelines for residential mortgage loans include minimum borrower FICO score and maximum LTV of the property securing the loan. Residential mortgage products generally are underwritten using FHLMC and FNMA secondary marketing guidelines.
Home equity: Home equity consists of both home equity lines of credit and closed-end home equity loans. The Corporation’s credit risk monitoring guidelines for home equity are based on an ongoing review of loan delinquency status, as well as a quarterly review of FICO score deterioration and property devaluation. The Corporation does not routinely obtain appraisals on performing loans to update LTV ratios after origination; however, the Corporation monitors the local housing markets by reviewing the various home price indices and incorporates the impact of the changing market conditions in its ongoing credit monitoring process. For junior lien home equity loans, the Corporation is unable to track the performance of the first lien loan if it does not own or service the first lien loan. However, the Corporation obtains a refreshed FICO score on a quarterly basis and monitors this as part of its assessment of the home equity portfolio.
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines of credit and loans consist of a combination of both borrower FICO score and the original cumulative LTV against the property securing the loan. Currently, the Corporation's policy sets the maximum acceptable LTV at 90% and the minimum acceptable FICO score at 670. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. See section Loans for additional information on loans.
Indirect Auto: The Corporation currently purchases retail auto sales contracts via a network of approved auto dealerships across 13 states throughout the Northeast, Mid-Atlantic and Midwestern United States. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to the Corporation pursuant to dealer agreements. The Corporation’s underwriting and pricing guidelines are based on a dual risk grade derived from a combination of FICO auto score and proprietary internal custom score. Minimum grade and FICO score standards ensure the credit risk is appropriately managed to the Corporation’s risk appetite. Further, the grade influences loan-specific parameters such as vehicle age, term, LTV, loan amount, mileage, payment and debt service thresholds, and pricing. Maximum loan terms offered are 84 months on select grades with vehicle age, mileage, and other limitations in place to qualify. The program is designed to capture primarily prime and super prime contracts. Over time, the Corporation expects roughly 60% of originations to be secured by used vehicles.
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $96 million and $101 million of student loans at March 31, 2022 and December 31, 2021, respectively, the majority of which are government guaranteed. Currently, there is federal student loan relief in effect through August 31, 2022. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 10 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and other NPAs:
Table 10 Nonperforming Assets

($ in Thousands)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Nonperforming assets
PPP	$41	$46	$—	$—	$—
Commercial and industrial	225	6,233	8,497	18,380	33,192
Commercial real estate — owner occupied	—	—	7	7	7
Commercial and business lending	266	6,279	8,504	18,387	33,200
Commercial real estate — investor	80,886	60,677	61,504	63,003	58,485
Real estate construction	609	177	247	247	327
Commercial real estate lending	81,495	60,855	61,751	63,250	58,813
Total commercial	81,761	67,134	70,256	81,637	92,012
Residential mortgage	53,827	55,362	56,678	56,795	61,256
Auto finance	49	52	67	56	36
Home equity	7,490	7,726	7,838	8,517	9,792
Other consumer	95	170	222	131	195
Total consumer	61,460	63,309	64,806	65,498	71,280
Total nonaccrual loans	143,221	130,443	135,062	147,135	163,292
Commercial real estate owned	861	984	1,005	1,318	2,092
Residential real estate owned	2,209	3,666	2,126	2,438	1,501
Bank properties real estate owned(a)	15,123	24,969	30,724	20,244	20,995
OREO	18,194	29,619	33,855	24,000	24,588
Total nonperforming assets	$161,414	$160,062	$168,917	$171,135	$187,880
Accruing loans past due 90 days or more
Commercial	$125	$151	$98	$203	$190
Consumer	1,470	1,111	932	1,099	1,485
Total accruing loans past due 90 days or more	$1,595	$1,263	$1,029	$1,302	$1,675
Restructured loans (accruing)
Commercial	$10,127	$22,763	$25,582	$26,353	$27,356
Consumer	19,876	19,768	18,917	15,582	13,464
Total restructured loans (accruing)	$30,003	$42,530	$44,499	$41,935	$40,820
Nonaccrual restructured loans (included in nonaccrual loans)	$19,352	$17,426	$15,226	$17,237	$17,624
Ratios
Nonaccrual loans to total loans	0.58%	0.54%	0.57%	0.61%	0.68%
NPAs to total loans plus OREO	0.66%	0.66%	0.71%	0.71%	0.78%
NPAs to total assets	0.46%	0.46%	0.49%	0.50%	0.54%
Allowance for credit losses on loans to nonaccrual loans	221.92%	245.16%	246.02%	247.45%	247.23%

Table 10 Nonperforming Assets (continued)

($ in Thousands)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Accruing loans 30-89 days past due
PPP	$1	$83	$568	$—	$—
Commercial and industrial	1,085	632	1,229	258	526
Commercial real estate — owner occupied	198	163	30	47	—
Commercial and business lending	1,284	878	1,827	306	526
Commercial real estate — investor	—	616	17,021	391	5,999
Real estate construction	—	1,620	—	117	977
Commercial real estate lending	—	2,236	17,021	509	6,976
Total commercial	1,284	3,114	18,848	814	7,502
Residential mortgage	4,957	6,169	7,095	5,015	3,973
Auto finance	949	11	10	38	24
Home equity	4,207	3,711	2,931	2,472	2,352
Other consumer	1,232	2,307	1,272	1,036	1,246
Total consumer	11,345	12,198	11,308	8,562	7,594
Total accruing loans 30-89 days past due	$12,629	$15,312	$30,156	$9,376	$15,097
Potential problem loans
PPP(b)	$54	$2,000	$4,160	$8,695	$22,398
Asset-based lending & equipment finance(c)	19,057	17,697	—	—	—
Commercial and industrial	93,396	120,561	124,990	77,064	122,143
Commercial real estate — owner occupied	24,005	26,723	21,241	17,828	15,965
Commercial and business lending	136,513	166,981	150,391	103,587	160,506
Commercial real estate — investor	130,792	106,138	78,962	71,613	85,752
Real estate construction	200	21,408	19,187	16,465	13,977
Commercial real estate lending	130,992	127,546	98,150	88,078	99,728
Total commercial	267,505	294,527	248,541	191,665	260,234
Residential mortgage	3,032	2,214	2,374	3,024	2,524
Home equity	156	165	171	1,558	1,729
Total consumer	3,188	2,379	2,546	4,583	4,254
Total potential problem loans	$270,693	$296,905	$251,087	$196,248	$264,488
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Periods prior to the first quarter of 2022 do not include equipment finance.
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for February 2022 in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at March 31, 2022 and December 31, 2021 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. The loss factors applied in the methodology are periodically re-evaluated and adjusted to reflect changes in historical loss levels or other risks. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	Quarter Ended
($ in Thousands)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Allowance for Loan Losses
Balance at beginning of period	$280,015	$290,997	$318,811	$352,938	$383,702
Provision for loan losses	(3,000)	(4,500)	(20,000)	(29,500)	(26,000)
Charge offs	(2,028)	(8,869)	(10,929)	(7,681)	(13,174)
Recoveries	4,072	2,387	3,115	3,054	8,410
Net (charge offs) recoveries	2,044	(6,482)	(7,814)	(4,628)	(4,764)
Balance at end of period	$279,058	$280,015	$290,997	$318,811	$352,938
Allowance for Unfunded Commitments
Balance at beginning of period	$39,776	$41,276	$45,276	$50,776	$47,776
Provision for unfunded commitments	(1,000)	(1,500)	(4,000)	(5,500)	3,000
Balance at end of period	$38,776	$39,776	$41,276	$45,276	$50,776
Allowance for credit losses on loans	$317,835	$319,791	$332,273	$364,087	$403,714
Provision for credit losses on loans	(4,000)	(6,000)	(24,000)	(35,000)	(23,000)
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(a)	$—	$27	$91	$261	$33
Commercial and industrial	1,854	(6,669)	(9,149)	1,072	1,334
Commercial real estate — owner occupied	3	4	106	5	4
Commercial and business lending	1,857	(6,638)	(8,951)	1,338	1,370
Commercial real estate — investor	—	109	181	(5,589)	(5,886)
Real estate construction	32	52	18	23	29
Commercial real estate lending	32	162	199	(5,566)	(5,857)
Total commercial	1,889	(6,476)	(8,752)	(4,228)	(4,487)
Residential mortgage	288	(6)	300	(223)	(109)
Auto finance	4	(11)	8	3	9
Home equity	315	546	959	337	344
Other consumer	(451)	(534)	(329)	(517)	(521)
Total consumer	155	(6)	938	(400)	(277)
Total net (charge offs) recoveries	$2,044	$(6,482)	$(7,814)	$(4,628)	$(4,764)
Ratios
Allowance for credit losses on loans to total loans	1.30%	1.32%	1.41%	1.52%	1.67%
Allowance for credit losses on loans to net charge offs (annualized)	N/M	12.4x	10.7x	19.6x	20.9x
Loan Evaluation Method for ACLL
Individually evaluated for impairment	$13,625	$15,194	$19,913	$29,352	$43,262
Collectively evaluated for impairment	304,210	304,597	312,359	334,734	360,452
Total ACLL	$317,835	$319,791	$332,273	$364,087	$403,714
Loan Balance
Individually evaluated for impairment	$110,445	$115,643	$131,484	$141,817	$180,006
Collectively evaluated for impairment	24,421,481	24,109,306	23,490,189	23,805,719	23,982,321
Total loan balance	$24,531,926	$24,224,949	$23,621,673	$23,947,536	$24,162,328
(a) Periods prior to the first quarter of 2022 do not include equipment finance.

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	Quarter Ended
(In basis points)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(b)	—	9	36	87	10
Commercial and industrial	10	(34)	(47)	6	7
Commercial real estate — owner occupied	—	—	5	—	—
Commercial and business lending	8	(29)	(40)	6	6
Commercial real estate — investor	—	1	2	(52)	(55)
Real estate construction	1	1	—	1	1
Commercial real estate lending	—	1	1	(36)	(38)
Total commercial	5	(17)	(23)	(11)	(12)
Residential mortgage	2	—	2	(1)	(1)
Auto finance	1	(9)	43	15	37
Home equity	22	36	61	21	21
Other consumer	(62)	(71)	(44)	(72)	(72)
Total consumer	1	—	4	(2)	(1)
Total net (charge offs) recoveries	3	(11)	(13)	(8)	(8)
(a) Annualized ratio of net charge offs to average loans by loan type.
(b) Periods prior to the first quarter of 2022 do not include equipment finance.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Potential problem loans decreased $26 million, or 9%, from December 31, 2021, and increased $6 million, or 2%, from March 31, 2021. The decrease from December 31, 2021 was primarily driven by commercial and industrial and real estate construction lending, partially offset by an increase in CRE-investor lending. The increase from March 31, 2021 was primarily driven by increases in CRE-investor, asset-based, and CRE-owner occupied lending. These increases were partially offset by decreases in commercial and industrial, PPP, and real estate construction lending. See Table 10 for additional information regarding potential problem loans.
•Total nonaccrual loans increased $13 million, or 10%, from December 31, 2021, and decreased $20 million, or 12%, from March 31, 2021. The increase from December 31, 2021 was primarily due to an increase in CRE-investor lending, which was partially offset by a decrease in commercial and industrial lending. The decrease from March 31, 2021 was primarily driven by decreases in commercial and industrial, residential mortgage, and home equity lending. These decreases were partially offset by an increase in CRE-investor lending. See Note 7 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•Net charge offs (recoveries) decreased $7 million from March 31, 2021 to a recovery position, primarily driven by no charge offs in the CRE-investor portfolio in the current period, combined with net recoveries in the commercial and industrial portfolio. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at March 31, 2022.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Mar 31, 2022		Dec 31, 2021		Sep 30, 2021		Jun 30, 2021		Mar 31, 2021
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$8,315,699	29%	$8,504,077	30%	$8,170,105	29%	$7,999,143	29%	$8,496,194	31%
Savings	4,661,232	16%	4,410,198	15%	4,278,453	15%	4,182,651	15%	4,032,830	15%
Interest-bearing demand	6,616,767	23%	7,019,782	25%	6,407,844	23%	5,969,285	22%	5,748,353	21%
Money market	7,522,797	26%	7,185,111	25%	7,583,978	27%	7,640,825	28%	7,838,437	28%
Time deposits	1,288,913	5%	1,347,262	5%	1,410,886	5%	1,472,395	5%	1,561,352	6%
Total deposits	$28,405,409	100%	$28,466,430	100%	$27,851,266	100%	$27,264,299	100%	$27,677,166	100%
Customer funding(a)	299,301		354,142		322,081		226,160		182,228
Total deposits and customer funding	$28,704,710		$28,820,572		$28,173,348		$27,490,459		$27,859,394
Network transaction deposits(b)	$762,680		$766,965		$929,174		$871,603		$1,054,634
Net deposits and customer funding (total deposits and customer funding, excluding network transaction deposits)	$27,942,029		$28,053,607		$27,244,174		$26,618,856		$26,804,761
Time deposits of more than $250,000	$209,208		$215,100		$223,075		$232,035		$246,037
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.
•Total deposits, which are the Corporation's largest source of funds, decreased $61 million from December 31, 2021, and increased $728 million, or 3%, from March 31, 2021, driven by a change in customer savings habits.
•Time deposits decreased $58 million, or 4%, from December 31, 2021, and decreased $272 million, or 17%, from March 31, 2021, due to higher priced time deposits rolling off as they mature.
•Network deposits, primarily sourced from other financial institutions and intermediaries, represented 3% of the Corporation's total deposits at March 31, 2022. Network deposits decreased $4 million, or 1%, from December 31, 2021, and decreased $292 million, or 28%, from March 31, 2021.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2022, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations under a stressed scenario.
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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of March 31, 2022, the Bank had $3.9 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2022, the Bank had $742 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $31 million was outstanding as of March 31, 2022.
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
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at March 31, 2022 are displayed below:
Table 14 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable
For the three months ended March 31, 2022, net cash provided by operating activities was $246 million, while net cash used in investing and financing activities was $640 million and $131 million, respectively, for a net decrease in cash and cash equivalents of $524 million since year-end 2021. At March 31, 2022, assets of $35.0 billion decreased $148 million from year-end 2021. On the funding side, deposits of $28.4 billion decreased $61 million from year-end 2021.
For the three months ended March 31, 2021, net cash provided by operating and financing activities was $158 million and $1.1 billion, respectively, while net cash used in investing activities was $12 million, for a net increase in cash and cash equivalents of $1.2 billion from year-end 2020. At March 31, 2021, assets of $34.6 billion increased $1.2 billion, or 3%, from year-end 2020, primarily driven by a $1.3 billion increase in interest-bearing deposits in other financial institutions, partially offset by a $289 million, or 1%, decrease in loans. On the funding side, deposits of $27.7 billion increased $1.2 billion, or 5%, from year-end 2020 related to deposit inflows from government stimulus programs.
Quantitative and Qualitative Disclosures about Market Risk
Market risk and interest rate risk are managed centrally. Market risk is the potential for loss arising from adverse changes in the fair value of fixed-income securities, equity securities, other earning assets and derivative financial instruments as a result of changes in interest rates or other factors. Interest rate risk is the potential for reduced net interest income resulting from adverse changes in the level of interest rates. As a financial institution that engages in transactions involving an array of financial products, the Corporation is exposed to both market risk and interest rate risk. In addition to market risk, interest rate risk is measured and managed through a number of methods. The Corporation uses financial modeling simulation techniques that measure the sensitivity of future earnings due to changing rate environments to measure interest rate risk.
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

Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first three months of 2022.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at March 31, 2022.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2021 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in NII and EAR due to gradual moves in benchmark interest rates from a baseline scenario over 12 months. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Mar 31, 2022		Dec 31, 2021
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	5.1%	5.9%	5.0%	5.4%
200 bp increase in interest rates	10.4%	11.9%	10.6%	11.7%
At March 31, 2022, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Mar 31, 2022	Dec 31, 2021
Instantaneous Rate Change
100 bp increase in interest rates	(3.0)%	(1.8)%
200 bp increase in interest rates	(5.6)%	(3.7)%
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
As part of the Corporation's efforts to limit exposure to LIBOR based loans, performing borrowers can modify or refinance their residential mortgage loans to a fixed interest rate or an adjustable rate mortgage tied to the one-year treasury adjusted to a constant maturity of one year with an appropriate margin. This provides the Bank and borrower with greater certainty around the loan structure. The Bank has not booked a LIBOR adjustable rate mortgage since the first quarter of 2020.

Additionally, the Corporation has been monitoring its volume of commercial credits tied to LIBOR. In 2021, the Corporation began prioritizing SOFR, Prime and Ameribor as the preferred alternative reference rates and ceased booking LIBOR based commitments after the end of 2021. Loans with a maturity after June 2023 are being reviewed and monitored to ensure there is appropriate fallback language in place when LIBOR is no longer published. Loans with a maturity date before that time should naturally mature and be re-underwritten with an appropriate alternative index rate.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at March 31, 2022, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in Thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$1,026,754	$215,668	$46,487	$5	$1,288,913
Short-term funding	9	399,361	—	—	—	399,361
FHLB advances	9	330,270	633	1,005,006	202,039	1,537,948
Other long-term funding	9	114	249,411	180	92	249,797
Operating leases	18	6,722	10,528	7,349	6,985	31,585
Total		$1,763,220	$476,240	$1,059,023	$209,122	$3,507,604
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include derivatives and lending-related commitments. Additional discussion of these instruments can be found in Note 10 Derivative and Hedging Activities and Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, Regulatory Matters and Operational Matters of the notes to consolidated financial statements, respectively. The Corporation also has obligations under its retirement plans as described in Note 14 Retirement Plans of the notes to the consolidated financial statements.

Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2022, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 18 Capital Ratios

	Quarter Ended
($ in Thousands)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Risk-based Capital(a)
CET1	$2,837,789	$2,808,289	$2,779,943	$2,790,392	$2,759,473
Tier 1 capital	3,030,579	3,001,074	2,972,622	3,080,015	3,112,239
Total capital	3,448,108	3,570,026	3,550,556	3,655,411	3,682,720
Total risk-weighted assets	27,780,642	27,242,735	26,303,703	26,072,881	25,640,395
Modified CECL transitional amount	67,276	89,702	92,822	100,776	110,683
CET1 capital ratio	10.22%	10.31%	10.57%	10.70%	10.76%
Tier 1 capital ratio	10.91%	11.02%	11.30%	11.81%	12.14%
Total capital ratio	12.41%	13.10%	13.50%	14.02%	14.36%
Tier 1 leverage ratio	8.86%	8.83%	8.81%	9.23%	9.53%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets	11.30%	11.47%	11.60%	12.03%	11.94%
Dividend payout ratio(b)	41.67%	40.82%	35.71%	32.14%	31.03%
Return on average assets	0.86%	0.87%	1.01%	1.06%	1.14%
Annualized noninterest expense / average assets	2.00%	2.06%	2.03%	2.04%	2.11%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2022.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	Quarter Ended
($ in Thousands)	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Selected equity and performance ratios(a)(b)
Tangible common equity / tangible assets	7.68%	7.86%	7.92%	8.04%	7.80%
Return on average equity	7.55%	7.62%	8.63%	8.84%	9.32%
Return on average tangible common equity	11.00%	11.09%	12.72%	13.19%	14.03%
Return on average CET1	10.27%	10.50%	12.11%	12.51%	13.25%
Return on average tangible assets	0.88%	0.90%	1.05%	1.10%	1.18%
Average stockholders' equity / average assets	11.33%	11.43%	11.74%	12.01%	12.18%
Tangible common equity reconciliation(a)
Common equity	$3,755,092	$3,831,658	$3,801,766	$3,819,852	$3,774,268
Goodwill and other intangible assets, net	(1,160,883)	(1,163,085)	(1,165,288)	(1,167,491)	(1,169,694)
Tangible common equity	$2,594,209	$2,668,573	$2,636,478	$2,652,361	$2,604,575
Tangible Assets Reconciliation(a)
Total assets	$34,955,900	$35,104,253	$34,439,666	$34,152,625	$34,575,255
Goodwill and other intangible assets, net	(1,160,883)	(1,163,085)	(1,165,288)	(1,167,491)	(1,169,694)
Tangible assets	$33,795,017	$33,941,167	$33,274,378	$32,985,134	$33,405,561
Average tangible common equity and average CET1 reconciliation(a)(b)
Common equity	$3,793,597	$3,810,668	$3,807,083	$3,788,237	$3,750,479
Goodwill and other intangible assets, net	(1,162,204)	(1,164,394)	(1,166,589)	(1,168,774)	(1,174,617)
Tangible common equity	2,631,393	2,646,273	2,640,494	2,619,464	2,575,862
Modified CECL transitional amount	67,276	90,528	97,420	105,961	115,649
Accumulated other comprehensive loss (income)	80,383	18,513	(5,320)	(3,111)	(5,337)
Deferred tax assets, net	39,411	39,640	39,893	39,915	40,608
Average CET1	$2,818,464	$2,794,954	$2,772,487	$2,762,229	$2,726,782
Average tangible assets reconciliation(a)
Total assets	$35,200,182	$35,016,159	$34,759,489	$34,379,647	$33,684,143
Goodwill and other intangible assets, net	(1,162,204)	(1,164,394)	(1,166,589)	(1,168,774)	(1,174,617)
Tangible assets	$34,037,978	$33,851,765	$33,592,900	$33,210,873	$32,509,526
Efficiency ratio reconciliation(c)
Federal Reserve efficiency ratio	65.71%	67.36%	65.43%	66.81%	65.74%
Fully tax-equivalent adjustment	(1.13)%	(1.10)%	(1.01)%	(1.07)%	(0.97)%
Other intangible amortization	(0.84)%	(0.82)%	(0.83)%	(0.87)%	(0.82)%
Fully tax-equivalent efficiency ratio	63.76%	65.46%	63.61%	64.88%	63.96%
Provision for unfunded commitments adjustment	0.37%	0.55%	1.48%	2.14%	(1.09)%
Asset gains, net adjustment	0.05%	0.24%	1.29%	—%	1.12%
Acquisitions, branch sales, and initiatives	—%	(1.43)%	(0.91)%	0.01%	0.22%
Adjusted efficiency ratio	64.18%	64.82%	65.46%	67.02%	64.21%
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

Sequential Quarter Results
The Corporation reported net income of $74 million for the first quarter of 2022, compared to net income of $77 million for the fourth quarter of 2021. Net income available to common equity was $71 million for the first quarter of 2022, or $0.48 for basic and $0.47 for diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2021 was $74 million, or $0.49 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2022 was $192 million, $1 million, or 1%, higher than the fourth quarter of 2021. The net interest margin in the first quarter of 2022 was up 2 bp to 2.42%. Average earning assets increased $288 million, or 1%, to $32.0 billion in the first quarter of 2022. Average loans increased $302 million, or 1%. On the funding side, total interest-bearing deposits increased $345 million, or 2%, primarily driven by changing customer savings habits (see Table 2).
The provision for credit losses had a release of $4 million for the first quarter of 2022, compared to a release of $6 million for the fourth quarter of 2021 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the first quarter of 2022 was $74 million, down $7 million, or 9%, from the fourth quarter of 2021, driven by fewer bank owned life insurance policy redemptions and lower card-based fees and capital markets revenue. (see Table 3).
Noninterest expense for the first quarter of 2022 was $173 million, down $9 million, or 5%, from the fourth quarter of 2021, driven by a reduction in personnel, pension and donation expenses (see Table 4).
For the first quarter of 2022, the Corporation recognized income tax expense of $19 million, compared to income tax expense of $15 million for the fourth quarter of 2021. See Income Taxes section for a detailed discussion on income taxes.

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
Table 20 Selected Segment Financial Data

	Three Months Ended Mar 31,
($ in Thousands)	2022	2021	% Change
Corporate and Commercial Specialty
Total revenue(a)	$136,948	$136,160	1%
Provision for credit losses	12,653	16,680	(24)%
Noninterest expense	56,559	55,448	2%
Income tax expense	12,313	11,891	4%
Net income	55,423	52,141	6%
Average earning assets	14,416,342	14,050,208	3%
Average loans	14,414,631	14,049,949	3%
Average deposits	9,411,118	8,532,903	10%
Average allocated capital (Average CET1)(b)	1,421,007	1,397,132	2%
Return on average allocated capital (ROCET1)(b)	15.82%	15.14%	68 bp
Community, Consumer, and Business
Total revenue	$121,584	$133,995	(9)%
Provision for credit losses	4,656	5,928	(21)%
Noninterest expense	98,660	100,353	(2)%
Income tax expense	3,836	5,820	(34)%
Net income	14,431	21,894	(34)%
Average earning assets	9,175,473	9,614,167	(5)%
Average loans	9,175,473	9,614,167	(5)%
Average deposits	18,414,526	17,109,644	8%
Average allocated capital (Average CET1)(b)	514,543	569,430	(10)%
Return on average allocated capital (ROCET1)(b)	11.37%	15.59%	N/M
Risk Management and Shared Services
Total revenue	$3,683	$1,091	N/M
Provision for credit losses	(21,300)	(45,612)	(53)%
Noninterest expense	18,073	19,546	(8)%
Income tax expense	2,501	6,890	(64)%
Net income	4,409	20,266	(78)%
Average earning assets	8,409,195	6,667,633	26%
Average loans	507,633	799,233	(36)%
Average deposits	821,726	1,162,012	(29)%
Average allocated capital (Average CET1)(b)	882,913	760,220	16%
Return on average allocated capital (ROCET1)(b)	0.70%	8.03%	N/M
Consolidated Total
Total revenue(a)	$262,214	$271,245	(3)%
Return on average allocated capital (ROCET1)(b)	10.27%	13.25%	N/M
N//M = Not meaningful
(a) For the three months ended March 31, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.
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
•Provision for credit losses decreased $4 million from the three months ended March 31, 2021 as a result of improving credit quality.
•Noninterest expense increased $1 million from the three months ended March 31, 2021, primarily driven by an increase in business development and advertising expense.
•Average loans increased $365 million from the three months ended March 31, 2021, primarily driven by an increase in commercial and business lending due to the new asset-based and equipment finance verticals and growth in general commercial and industrial loans.
•Average deposits increased $878 million from the three months ended March 31, 2021, primarily driven by increases in interest-bearing demand deposit accounts.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Revenue decreased $12 million from the three months ended March 31, 2021, primarily driven by a decrease in mortgage banking income due to decreased gains on loans sold as a result of lower mortgage settlements. Additionally, the valuation method for MSRs was changed effective January 1, 2022, resulting in a decrease in mortgage banking income due to impairment recoveries recognized in the three months ended March 31, 2021.
•Provision for credit losses decreased $1 million from the three months ended March 31, 2021 as a result of improving credit quality.
•Average loans decreased $439 million from the three months ended March 31, 2021, driven by decreases in residential mortgages and PPP loans, partially offset by an increase in auto finance loans.
•Average deposits increased $1.3 billion from the three months ended March 31, 2021, primarily due to customers holding higher savings account balances.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues increased $3 million from the three months ended March 31, 2021, primarily driven by lower interest expense as a result of lower network deposit balances.
•Provision for credit losses increased $24 million from the three months ended March 31, 2021, driven by a larger provision release during the three months ended March 31, 2021.
•Average earning assets increased $1.7 billion from the three months ended March 31, 2021, driven by investment purchases throughout the past year.
•Average loans decreased $292 million from the three months ended March 31, 2021, primarily driven by a decrease in commercial and business lending.
•Average deposits decreased $340 million from the three months ended March 31, 2021, primarily driven by a decrease in network deposits.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the ACLL and MSRs valuation. A discussion of these estimates can be found in the Critical Accounting Estimates section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2021 Annual Report on Form 10-K. There has been one change in the Corporation's application of critical accounting estimates since December 31, 2021 driven by the irrevocable election to account for MSRs under the fair value measurement methodology.
Mortgage Servicing Rights Valuation: We have a significant investment in MSRs. Our MSRs are primarily retained from sales in the secondary market of residential mortgage loans we have originated or purchased from correspondent lenders. MSRs are initially recognized and subsequently carried at fair value. Changes in fair value are recognized in earnings as they occur through mortgage banking, net on the consolidated statements of income.

MSRs are not traded in active markets. The fair value of MSRs is determined by discounting the projected cash flows. Certain significant assumptions and estimates used in valuing MSRs are based on current market sources including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads. Assumptions used to value our MSRs are considered significant unobservable inputs and represent our best estimate of assumptions that market participants would use to value this asset. A separate third party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. The prepayment model is updated periodically for changes in market conditions and adjusted to better correlate with actual performance of our servicing portfolio. The option-adjusted spread is added to the discount rate across all interest rate paths generated in a stochastic process, which will properly capture the embedded options for MSRs cash flows.

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in the yield curve to increase the fair value of our servicing rights by $4 million and decrease the value of the hedge by $4 million. Likewise, we expect a 50 basis point decrease in the yield curve to decrease the fair value of our servicing rights by $4 million and increase the value of our hedge by $4 million.
Recent Developments
On April 21, 2022, the Corporation announced plans to eliminate non-sufficient funds fees, overdraft protection transfer fees, and continuous overdraft fees and reduce the daily limit of overdraft fee occurrences from 4 to 2. The planned changes in the third quarter of 2022 are expected to reduce the total burden of overdrafts to our customers by approximately 30%.
On April 26, 2022, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.20 per common share, payable on June 15, 2022 to shareholders of record at the close of business on June 1, 2022. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on June 15, 2022 to shareholders of record at the close of business on June 1, 2022. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on June 15, 2022 to shareholders of record at the close of business on June 1, 2022.

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
As of March 31, 2022, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2022.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this item is set forth in Part I, Item 1 under Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, Regulatory Matters and Operational Matters of the notes to consolidated financial statements.

ITEM 1A.	Risk Factors
The following risk factors supplement the Risk Factors described in the Corporation’s 2021 Annual Report on Form 10-K and should be read in conjunction therewith
Macroeconomic and geopolitical challenges and uncertainties affecting the stability of regions and countries around the globe, specifically including Russia and Ukraine, could have a negative impact on our business, financial condition and results of operations. We may experience negative impacts to our businesses and results of operations as a result of macroeconomic and geopolitical challenges, uncertainties and volatility occurring across the globe. For instance, the recent action of Russian military forces in Ukraine has created instability in that region and has escalated tensions between Russia and the United States and across Europe. In response to the actions taken by Russia, the United States has imposed, and is likely to continue to impose, significant financial and economic sanctions and export controls against certain Russian organizations and individuals, with similar actions being either implemented or planned by the European Union and the United Kingdom and other jurisdictions.
The actions taken by Russia in Ukraine, and any further measures that may be taken by the United States or its allies in response to such actions, could have negative impacts on global and regional financial markets and economic conditions. The United States has banned Russian imports of oil, natural gas and coal and other jurisdictions have taken, or are contemplating taking, similar actions. These dynamics are placing additional upward pressure on fuel and energy prices, which already were rising based on factors including a return to pre-pandemic levels of consumption and insufficient global production to match increasing demand. In addition, Ukraine’s ability to function as a significant supplier of commodities—including wheat, neon and platinum—used in the production of key energy, food and industrial outputs has been limited by Russia’s actions and is causing global prices in certain markets to increase. The Russia-Ukraine conflict already has been more protracted than was initially expected and, to the extent that the conflict continues for an extended period of time and/or expands into surrounding regions, global financial conditions could worsen and/or become more volatile. These developments are combining to amplify existing economic uncertainty and cause adjustments to longer-term inflation expectations which, in turn, may cause upward pressure on interest rates and adversely affect economic conditions. For additional information, see “Risk Factors—We are subject to interest rate risk, which recently has increased due to domestic and global economic instability and geopolitical developments.”
Further, the Russia-Ukraine conflict may impact our risk exposure in other areas, most notably our cybersecurity risk. On March 21, 2022, the Biden Administration issued a warning regarding the potential for Russia to engage in malicious cyber activities, specifically including attacks on critical infrastructure such as the financial sector, in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia. Institutions that provide critical services, including all members of the financial sector such as the Corporation and the Bank, have been encouraged by the Administration and their supervisors to enhance cyber-defense systems and take steps to further secure their data in anticipation of potential malicious cyber activity by the Russian government or other Russian actors. For additional information regarding the cybersecurity risks for the Corporation and the Bank, please refer to the Corporation’s 2021 Annual Report on Form 10-K.
Each of the developments described above, or any combination of them, could adversely affect our businesses, financial condition and results of operations.
We are subject to interest rate risk, which recently has increased due to domestic and global economic instability and geopolitical developments. Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. On March 16, 2022, the FOMC of the Federal Reserve raised the target range for the federal funds rate to 0.25% to 0.50%, which represented the first increase to the target federal funds rate since 2018. The FOMC, with particular attention being given to ongoing supply chain disruptions, rising energy and commodity prices and the global economic impact of the Russia-Ukraine conflict, has signaled that additional increases may be appropriate if inflation pressures remain elevated or intensify.

Further increases to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. Moreover, additional and aggressive increases to the target range for the federal funds rate, combined with ongoing geopolitical instability, raise the risk of economic recession. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
The CFPB has taken steps to enhance the supervision of institutions within its jurisdiction, including the Corporation and the Bank, and has adopted strict enforcement policies in respect of the fair lending laws and the prohibition against unfair, deceptive and abusive acts and practices. The CFPB has broad rulemaking authority to administer the provisions of the Dodd-Frank Act regarding financial institutions that offer covered financial products and services to consumers. The CFPB was directed under the Dodd-Frank Act to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.
Under the current Administration and leadership of the agency, the CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including UDAAPs, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. Of note, CFPB Director Rohit Chopra has indicated that the CFPB will prioritize enforcement of the Equal Credit Opportunity Act (“ECOA”), as implemented by the CFPB’s Regulation B, which prohibits discrimination in any aspect of a credit transaction. To that end, on March 16, 2022, the CFPB revised its Supervision and Examination Manual to explicitly incorporate anti-discrimination considerations in respect of evaluations of potential UDAAPs. The CFPB’s action represents not only a continuation of the agency’s commitment to a more aggressive enforcement approach, but also a shift in supervision and examination policy and procedure that may result in the commencement of enforcement actions against financial institutions involving a broader range of cited violations of the federal consumer financial laws and expanded allegations of UDAAPs.
We have not yet determined whether this shift in enforcement policy at the CFPB will necessitate any changes to our business or result in additional compliance risk.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2022, the Corporation repurchased $5 million of common stock, or approximately 206,000 shares, all of which were repurchases related to tax withholding on equity compensation with no open market purchases during the quarter. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2022 - January 31, 2022	23,385	$24.44	—	—
February 1, 2022 - February 28, 2022	156,809	25.64	—	—
March 1, 2022 - March 31, 2022	25,651	23.41	—	—
Total	205,845	$25.23	—	3,499,381
(a) During the first quarter of 2022, the Corporation repurchased 205,845 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At March 31, 2022, there remained $80 million authorized to be repurchased in the aggregate. Approximately 3.5 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on March 31, 2022.
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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: April 28, 2022	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: April 28, 2022	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: April 28, 2022	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer