Form 10-Q
period 2022-06-30
ASSOCIATED BANC-CORP
filed 2022-07-28
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2022

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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	ASB	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.875% Non-Cum. Perp Pref Stock, Srs E	ASB PrE	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.625% Non-Cum. Perp Pref Stock, Srs F	ASB PrF	New York Stock Exchange

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 25, 2022 was 150,305,412.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / the Company / Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PPP	Paycheck Protection Program

RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
TBA	To-Be-Announced
TDRs	Troubled Debt Restructurings
Whitnell	Whitnell & Co.
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Jun 30, 2022	Dec 31, 2021
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$397,364	$343,831
Interest-bearing deposits in other financial institutions	436,887	681,684
Federal funds sold and securities purchased under agreements to resell	32,820	—
AFS investment securities, at fair value	2,677,511	4,332,015
HTM investment securities, net, at amortized cost	3,945,206	2,238,947
Equity securities	19,039	18,352
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	237,616	168,281
Residential loans held for sale	42,676	136,638
Commercial loans held for sale	44,721	—
Loans	26,494,698	24,224,949
Allowance for loan losses	(280,771)	(280,015)
Loans, net	26,213,927	23,944,934
Tax credit and other investments	275,165	293,733
Premises and equipment, net	387,633	385,173
Bank and corporate owned life insurance	675,347	680,021
Goodwill	1,104,992	1,104,992
Other intangible assets, net	53,687	58,093
Mortgage servicing rights, net(a)	76,570	54,862
Interest receivable	95,426	80,528
Other assets	519,403	582,168
Total assets	$37,235,990	$35,104,253
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$8,085,702	$8,504,077
Interest-bearing deposits	20,490,874	19,962,353
Total deposits	28,576,577	28,466,430
Federal funds purchased and securities sold under agreements to repurchase	682,839	319,532
Commercial paper	22,781	34,730
FHLB advances	3,258,039	1,621,047
Other long-term funding	249,820	249,324
Allowance for unfunded commitments	36,776	39,776
Accrued expenses and other liabilities	449,776	348,560
Total liabilities	$33,276,608	$31,079,399
Stockholders’ Equity
Preferred equity	$193,195	$193,195
Common equity
Common stock	$1,752	$1,752
Surplus	1,710,319	1,713,851
Retained earnings	2,768,736	2,672,601
Accumulated other comprehensive (loss)	(182,788)	(10,317)
Treasury stock, at cost	(531,832)	(546,229)
Total common equity	3,766,187	3,831,658
Total stockholders’ equity	3,959,382	4,024,853
Total liabilities and stockholders’ equity	$37,235,990	$35,104,253
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,126,419	149,342,641
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(In Thousands, except per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans	$199,876	$174,228	$367,573	$348,277
Interest and dividends on investment securities
Taxable	18,317	8,840	34,789	15,855
Tax-exempt	16,379	14,366	32,487	28,528
Other interest	2,420	1,826	4,413	3,521
Total interest income	236,991	199,260	439,261	396,180
Interest expense
Interest on deposits	8,019	4,609	11,591	10,519
Interest on federal funds purchased and securities sold under agreements to repurchase	406	30	444	55
Interest on other short-term funding	1	7	2	13
Interest on FHLB advances	9,689	9,524	17,871	19,017
Interest on long-term funding	2,730	5,575	5,460	11,160
Total interest expense	20,845	19,745	35,367	40,764
Net interest income	216,146	179,515	403,893	355,416
Provision for credit losses	(2)	(35,004)	(3,992)	(58,009)
Net interest income after provision for credit losses	216,148	214,519	407,886	413,425
Noninterest income
Wealth management fees	21,332	22,706	43,735	45,120
Service charges and deposit account fees	16,506	15,549	33,363	30,404
Card-based fees	11,442	10,982	21,368	20,725
Other fee-based revenue	4,360	4,244	8,126	8,840
Capital markets, net	8,010	5,696	16,656	13,814
Mortgage banking, net	6,145	8,128	14,536	32,054
Bank and corporate owned life insurance	4,106	3,088	6,177	5,791
Asset gains (losses), net	1,677	(14)	1,865	4,796
Investment securities gains (losses), net	(8)	24	12	(16)
Gains on sale of branches, net(a)	—	36	—	1,038
Other	1,888	3,004	4,086	6,221
Total noninterest income	75,458	73,443	149,925	168,786
Noninterest expense
Personnel	112,666	106,994	217,477	211,020
Technology	21,223	20,236	42,707	40,975
Occupancy	14,151	14,679	30,231	30,835
Business development and advertising	5,655	4,970	10,610	9,366
Equipment	4,960	5,481	9,920	10,999
Legal and professional	4,873	6,661	9,960	13,191
Loan and foreclosure costs	1,476	2,671	3,490	4,891
FDIC assessment	5,400	3,600	10,500	8,350
Other intangible amortization	2,203	2,203	4,405	4,439
Other	8,815	6,979	15,412	15,755
Total noninterest expense	181,420	174,475	354,712	349,821
Income before income taxes	110,187	113,487	203,099	232,389
Income tax expense	23,363	22,480	42,013	47,082
Net income	86,824	91,007	161,086	185,307
Preferred stock dividends	2,875	4,875	5,750	10,082
Net income available to common equity	$83,949	$86,131	$155,336	$175,226
Earnings per common share
Basic	$0.56	$0.56	$1.04	$1.14
Diluted	$0.56	$0.56	$1.03	$1.13
Average common shares outstanding
Basic	149,083	152,042	148,933	152,198
Diluted	150,203	153,381	150,265	153,473
Numbers may not sum due to rounding.
(a) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Net income	$86,824	$91,007	$161,086	$185,307
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	(65,038)	7,978	(168,321)	(16,002)
Unrealized (losses) on AFS securities transferred to HTM securities	—	—	(67,604)	—
Amortization of net unrealized losses on AFS securities transferred to HTM securities	3,273	645	4,381	1,163
Reclassification adjustment for net losses (gains) realized in net income	8	(24)	(12)	16
Income tax (expense) benefit	15,998	(2,277)	59,096	3,574
Other comprehensive income (loss) on AFS securities	(45,758)	6,322	(172,460)	(11,249)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(81)	(37)	(163)	(74)
Amortization of actuarial loss	74	1,050	147	2,100
Income tax (expense) benefit	2	(253)	4	(506)
Other comprehensive income (loss) on pension and postretirement obligations	(6)	760	(12)	1,519
Total other comprehensive income (loss)	(45,764)	7,082	(172,472)	(9,729)
Comprehensive income (loss)	$41,060	$98,088	$(11,386)	$175,578
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	$193,195	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(a)	—	—	—	1,713	—	—	1,713
Total shareholder's equity at beginning of period, as adjusted	193,195	1,752	1,713,851	2,674,314	(10,317)	(546,229)	4,026,566
Comprehensive income (loss)
Net income	—	—	—	74,262	—	—	74,262
Other comprehensive (loss)	—	—	—	—	(126,708)	—	(126,708)
Comprehensive (loss)							(52,445)
Common stock issued
Stock-based compensation plans, net	—	—	(11,911)	—	—	18,565	6,654
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,193)	(5,193)
Cash dividends
Common stock, $0.20 per share	—	—	—	(30,583)	—	—	(30,583)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,164	—	—	—	6,164
Balance, March 31, 2022	$193,195	$1,752	$1,708,104	$2,715,118	$(137,024)	$(532,858)	$3,948,287

Comprehensive income:
Net income	—	—	—	86,824	—	—	86,824
Other comprehensive (loss)	—	—	—	—	(45,764)	—	(45,764)
Comprehensive income							41,060
Common stock issued:
Stock-based compensation plans, net	—	—	(1,771)	—	—	1,910	139
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(884)	(884)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,331)	—	—	(30,331)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,986	—	—	—	3,986
Balance, June 30, 2022	$193,195	$1,752	$1,710,319	$2,768,736	$(182,788)	$(531,832)	$3,959,382
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
(b) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	$353,512	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income (loss)
Net income	—	—	—	94,301	—	—	94,301
Other comprehensive (loss)	—	—	—	—	(16,811)	—	(16,811)
Comprehensive income							77,490
Common stock issued
Stock-based compensation plans, net	—	—	(16,986)	—	—	27,542	10,556
Purchase of treasury stock, open market purchases	—	—	—	—	—	(17,973)	(17,973)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(3,593)	(3,593)
Cash dividends
Common stock, $0.18 per share	—	—	—	(27,870)	—	—	(27,870)
Preferred stock(a)	—	—	—	(5,207)	—	—	(5,207)
Stock-based compensation expense, net	—	—	3,444	—	—	—	3,444
Balance, March 31, 2021	$353,512	$1,752	$1,706,786	$2,520,144	$(4,193)	$(450,222)	$4,127,780

Comprehensive income:
Net income	—	—	—	91,007	—	—	91,007
Other comprehensive income	—	—	—	—	7,082	—	7,082
Comprehensive income							98,088
Common stock issued:
Stock-based compensation plans, net	—	—	(3,632)	—	—	11,250	7,618
Purchase of treasury stock, open market purchases	—	—	—	—	—	(29,972)	(29,972)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(856)	(856)
Cash dividends:
Common stock, $0.18 per share	—	—	—	(27,822)	—	—	(27,822)
Preferred stock(b)	—	—	—	(4,875)	—	—	(4,875)
Redemption of preferred stock	(63,313)	—	—	(1,687)	—	—	(65,000)
Stock-based compensation expense, net	—	—	5,092	—	—	—	5,092
Balance, June 30, 2021	$290,200	$1,752	$1,708,246	$2,576,766	$2,889	$(469,801)	$4,110,052
Numbers may not sum due to rounding.
(a) Series C, $0.3828125 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.
(b) Series C, $0.3197115 per share; Series D, $0.3359375 per share; Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
($ in Thousands)	2022	2021
Cash Flow From Operating Activities
Net income	$161,086	$185,307
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Provision for credit losses	(3,992)	(58,009)
Depreciation and amortization	22,741	24,200
Change in MSRs valuation(a)	(19,400)	(10,239)
Amortization of other intangible assets	4,405	4,439
Amortization and accretion on earning assets, funding, and other, net	10,315	10,796
Net amortization of tax credit investments	17,072	16,552
Losses (gains) on sales of investment securities, net	(12)	16
Asset (gains), net	(1,865)	(4,796)
(Gains) on sale of branch, net	—	(1,038)
(Gain) loss on mortgage banking activities, net	3,036	(24,008)
Mortgage loans originated and acquired for sale	(403,951)	(889,315)
Proceeds from sales of mortgage loans held for sale	500,410	884,581
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(14,898)	8,466
(Decrease) increase in interest payable	1,501	(4,907)
(Decrease) increase in expense payable	(24,791)	11,274
Decrease in net derivative position	231,332	56,833
Net change in other assets and other liabilities	6,051	20,049
Net cash provided by operating activities	489,039	230,202
Cash Flow From Investing Activities
Net decrease (increase) in loans	(2,271,051)	478,170
Purchases of
AFS securities	(502,912)	(1,162,109)
HTM securities	(202,271)	(81,368)
Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	(69,339)	(1)
Premises, equipment, and software, net of disposals	(33,373)	(19,706)
Proceeds from
Sales of AFS and equity securities	1,069	158,743
Prepayments, calls, and maturities of AFS securities	296,179	699,584
Prepayments, calls, and maturities of HTM securities	111,796	195,107
Sales, prepayments, calls, and maturities of other assets	23,523	12,421
Net cash received in business segment sale	—	2,415
Net change in tax credit and alternative investments	(34,186)	(34,200)
Net cash provided by (used in) investing activities	(2,680,566)	249,056
Cash Flow From Financing Activities
Net increase in deposits	110,280	813,098
Net decrease in deposits due to branch sales	—	(31,083)
Net increase (decrease) in short-term funding	351,358	(26,112)
Net increase in short-term FHLB advances	2,045,000	—
Repayment of long-term FHLB advances	(408,870)	(18,049)
Proceeds from long-term FHLB advances	916	5,251
(Repayment) proceeds of finance lease principal	348	(1,035)
Proceeds from issuance of common stock for stock-based compensation plans	6,793	18,174
Redemption of preferred shares	—	(65,000)
Purchase of treasury stock, open market purchases	—	(47,945)
Purchase of treasury stock, stock-based compensation plans	(6,078)	(4,450)
Cash dividends on common stock	(60,914)	(55,693)
Cash dividends on preferred stock	(5,750)	(10,082)
Net cash provided by financing activities	2,033,084	577,074
Net increase (decrease) in cash and cash equivalents	(158,444)	1,056,332
Cash and cash equivalents at beginning of period	1,025,515	716,048
Cash and cash equivalents at end of period(b)	$867,071	$1,772,379
Numbers may not sum due to rounding.
(a) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(b) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
($ in Thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$33,533	$44,782
Cash (received from) income and franchise taxes	2,432	54,179
Loans and bank premises transferred to OREO	1,817	18,535
Capitalized mortgage servicing rights	5,231	7,488
Loans transferred from held for sale into portfolio, net	4,149	9,970
Transfer of AFS securities to HTM securities	1,621,990	—
Unsettled trades to purchase securities	1,450	—

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
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation did not have any acquisitions during the first six months of 2022 or during 2021.
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
Future Accounting Pronouncements
The expected impact of applicable material accounting pronouncements recently issued or proposed but not yet required to be adopted are discussed in the table below. To the extent that the adoption of new accounting standards materially affects the Corporation's financial condition, results of operations, liquidity or disclosures, the impacts are discussed in the applicable sections of this financial review.

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period.	1st Quarter 2023	Adoption of this amendment is not expected to have a material impact on the Corporation's results of operation, financial position or liquidity, but will result in additional disclosure requirements related to gross charge offs by vintage year and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties.

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

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(In Thousands, except per share data)	2022	2021	2022	2021
Net income	$86,824	$91,007	$161,086	$185,307
Preferred stock dividends	(2,875)	(4,875)	(5,750)	(10,082)
Net income available to common equity	$83,949	$86,131	$155,336	$175,226
Common shareholder dividends	(30,126)	(27,620)	(60,499)	(55,280)
Unvested share-based payment awards	(205)	(203)	(415)	(412)
Undistributed earnings	$53,618	$58,309	$94,422	$119,533
Undistributed earnings allocated to common shareholders	$53,257	$57,887	$93,807	$118,722
Undistributed earnings allocated to unvested share-based payment awards	361	422	615	810
Undistributed earnings	$53,618	$58,309	$94,422	$119,533
Basic
Distributed earnings to common shareholders	$30,126	$27,620	$60,499	$55,280
Undistributed earnings allocated to common shareholders	53,257	57,887	93,807	118,722
Total common shareholders earnings, basic	$83,383	$85,506	$154,306	$174,002
Diluted
Distributed earnings to common shareholders	$30,126	$27,620	$60,499	$55,280
Undistributed earnings allocated to common shareholders	53,257	57,887	93,807	118,722
Total common shareholders earnings, diluted	$83,383	$85,506	$154,306	$174,002
Weighted average common shares outstanding	149,083	152,042	148,933	152,198
Effect of dilutive common stock awards	1,121	1,339	1,332	1,275
Diluted weighted average common shares outstanding	150,203	153,381	150,265	153,473
Basic earnings per common share	$0.56	$0.56	$1.04	$1.14
Diluted earnings per common share	$0.56	$0.56	$1.03	$1.13
Anti-dilutive common stock options of approximately 3 million for the three and six months ended June 30, 2022 and 2021 were excluded from the earnings per common share calculation.
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
A summary of the Corporation’s stock option activity for the six months ended June 30, 2022 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,814	$20.72	5.96 years	$12,532
Exercised	367	17.64
Outstanding at June 30, 2022	4,447	$20.97	5.56 years	$1,770
Options Exercisable at June 30, 2022	3,805	$21.28	5.24 years	$1,341
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2022, the intrinsic value of stock options exercised was $3 million compared to $6 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, the total fair value of stock options vested was $2 million compared to $3 million for the six months ended June 30, 2021.

The Corporation recognized compensation expense for the vesting of stock options of approximately $469,000 for the six months ended June 30, 2022, compared to approximately $755,000 for the six months ended June 30, 2021. Compensation expense for the six months ended June 30, 2022 related to accelerated vesting of stock options for retirement eligible colleagues was immaterial. At June 30, 2022, the Corporation had approximately $855,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
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
The following table summarizes information about the Corporation’s restricted stock awards activity for the six months ended June 30, 2022:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,635	$19.87
Granted	673	23.44
Vested	754	23.16
Forfeited	22	21.35
Outstanding at June 30, 2022	2,532	$20.64
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2021 and 2022 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2021 and 2022 will vest ratably over a period of four years. Expense for restricted stock awards of $10 million was recorded for the six months ended June 30, 2022 and $8 million was recorded for the six months ended June 30, 2021. Included in compensation expense for the first six months of 2022 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $27 million of unrecognized compensation costs related to restricted stock awards at June 30, 2022 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2026.
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

Note 6 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at June 30, 2022 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U. S. Treasury securities	$124,365	$—	$(11,256)	$113,109
Agency securities	15,000	—	(1,041)	13,959
Obligations of state and political subdivisions (municipal securities)	361,712	648	(3,518)	358,842
Residential mortgage-related securities
FNMA / FHLMC	1,959,641	547	(148,585)	1,811,603
GNMA	87,779	—	(1,542)	86,238
Commercial mortgage-related securities
FNMA / FHLMC	19,207	—	(601)	18,606
GNMA	108,153	—	(2,473)	105,680
Asset backed securities
FFELP	168,357	—	(7,092)	161,264
SBA	5,287	40	(45)	5,281
Other debt securities	3,000	—	(71)	2,929
Total AFS investment securities	$2,852,501	$1,234	$(176,224)	$2,677,511
HTM investment securities
U. S. Treasury securities	$998	$—	$(44)	$955
Obligations of state and political subdivisions (municipal securities)	1,717,627	4,002	(161,116)	1,560,514
Residential mortgage-related securities
FNMA / FHLMC	967,421	34,108	(125,444)	876,085
GNMA	42,248	37	(1,637)	40,649
Private-label	375,638	12,693	(54,490)	333,841
Commercial mortgage-related securities
FNMA/FHLMC	762,086	16,835	(131,851)	647,070
GNMA	79,250	799	(4,970)	75,079
Total HTM investment securities	$3,945,269	$68,474	$(479,551)	$3,534,192
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

The amortized cost and fair values of AFS and HTM securities at December 31, 2021 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U. S. Treasury securities	$124,291	$—	$(1,334)	$122,957
Agency securities	15,000	—	(103)	14,897
Obligations of state and political subdivisions (municipal securities)	381,517	18,940	—	400,457
Residential mortgage-related securities
FNMA / FHLMC	2,709,399	3,729	(21,249)	2,691,879
GNMA	66,189	1,591	—	67,780
Private-label	332,028	31	(2,335)	329,724
Commercial mortgage-related securities
FNMA / FHLMC	357,240	2,686	(9,302)	350,623
GNMA	165,439	1,360	—	166,799
Asset backed securities
FFELP	177,974	475	(1,123)	177,325
SBA	6,594	39	(54)	6,580
Other debt securities	3,000	—	(6)	2,994
Total AFS investment securities	$4,338,671	$28,850	$(35,506)	$4,332,015
HTM investment securities
U. S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of state and political subdivisions (municipal securities)	1,628,759	113,179	(1,951)	1,739,988
Residential mortgage-related securities
FNMA / FHLMC	34,347	1,792	—	36,139
GNMA	48,053	1,578	—	49,631
Commercial mortgage-related securities
FNMA / FHLMC	425,937	122	(6,659)	419,400
GNMA	100,907	1,799	(200)	102,506
Total HTM investment securities	$2,239,003	$118,471	$(8,809)	$2,348,664
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at June 30, 2022, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,905	$6,895	$15,582	$15,627
Due after one year through five years	98,473	94,572	34,915	35,027
Due after five years through ten years	361,344	350,609	169,413	167,713
Due after ten years	37,355	36,762	1,498,715	1,343,101
Total debt securities	504,077	488,839	1,718,625	1,561,468
Residential mortgage-related securities
FNMA / FHLMC	1,959,641	1,811,603	967,421	876,085
GNMA	87,779	86,238	42,248	40,649
Private-label	—	—	375,638	333,841
Commercial mortgage-related securities
FNMA / FHLMC	19,207	18,606	762,086	647,070
GNMA	108,153	105,680	79,250	75,079
Asset backed securities
FFELP	168,357	161,264	—	—
SBA	5,287	5,281	—	—
Total investment securities	$2,852,501	$2,677,511	$3,945,269	$3,534,192
Ratio of fair value to amortized cost		93.9%		89.6%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at June 30, 2022:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$998	$—	$—	$—	$998
Obligations of state and political subdivisions (municipal securities)	799,925	908,098	8,710	894	1,717,627
Residential mortgage-related securities
FNMA / FHLMC	967,421	—	—	—	967,421
GNMA	42,248	—	—	—	42,248
Private-label	375,638	—	—	—	375,638
Commercial mortgage-related securities
FNMA / FHLMC	762,086	—	—	—	762,086
GNMA	79,250	—	—	—	79,250
Total HTM securities	$3,027,567	$908,098	$8,710	$894	$3,945,269
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	702,399	914,591	10,873	896	1,628,759
Residential mortgage-related securities
FNMA / FHLMC	34,347	—	—	—	34,347
GNMA	48,053	—	—	—	48,053
Commercial mortgage-related securities
FNMA / FHLMC	425,937	—	—	—	425,937
GNMA	100,907	—	—	—	100,907
Total HTM securities	$1,312,642	$914,591	$10,873	$896	$2,239,003
Investment securities gains (losses), net includes proceeds from the sale of AFS investment securities. The proceeds from the sale of AFS investment securities for the three and six months ended June 30, 2022 and 2021, are shown below:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Gross gains on AFS securities	$—	$386	$21	$421
Gross (losses) on AFS securities	(8)	(362)	(8)	(437)
Investment securities gains (losses), net	$(8)	$24	$12	$(16)
Proceeds from sales of AFS investment securities	$327	$107,412	$1,061	$158,708
During the second quarter of 2021, the Corporation sold $107 million of lower yielding FFELP student loan asset backed securities at an immaterial gain and reinvested the proceeds into higher yielding mortgage backed securities. During the first quarter of 2021, the Corporation sold $51 million of lower yielding U.S. Treasury and Agency securities at an immaterial loss to take advantage of the steeper yield curve by reinvesting the proceeds into similar but higher yielding, longer duration securities.
Investment securities with a carrying value of $2.6 billion and $2.3 billion at June 30, 2022 and December 31, 2021, respectively, were pledged to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $18 million and $15 million at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on AFS securities totaled $7 million and $9 million at June 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both June 30, 2022 and 2021.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both June 30, 2022 and December 31, 2021, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $63,000 at June 30, 2022 and approximately $55,000 at December 31, 2021, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2022:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	5	$(10,141)	$104,289	2	$(1,115)	$8,820	$(11,256)	$113,109
Agency securities	1	(1,041)	13,959	—	—	—	(1,041)	13,959
Obligations of state and political subdivisions (municipal securities)	373	(3,518)	224,804	—	—	—	(3,518)	224,804
Residential mortgage-related securities
FNMA / FHLMC	95	(125,142)	1,554,774	8	(23,443)	222,626	(148,585)	1,777,400
GNMA	17	(1,542)	86,238	—	—	—	(1,542)	86,238
Commercial mortgage-related securities
FNMA / FHLMC	1	(601)	18,606	—	—	—	(601)	18,606
GNMA	35	(2,473)	105,680	—	—	—	(2,473)	105,680
Asset backed securities
FFELP	6	(2,905)	72,610	9	(4,187)	88,655	(7,092)	161,264
SBA	—	—	—	7	(45)	2,456	(45)	2,456
Other debt securities	3	(71)	2,929	—	—	—	(71)	2,929
Total	536	$(147,433)	$2,183,889	26	$(28,791)	$322,556	$(176,224)	$2,506,446
HTM investment securities
U.S. Treasury securities	1	$(44)	$955	—	$—	$—	$(44)	$955
Obligations of state and political subdivisions (municipal securities)	717	(156,757)	1,127,009	9	(4,359)	11,242	(161,116)	1,138,251
Residential mortgage-related securities
FNMA / FHLMC	81	(125,444)	872,561	—	—	—	(125,444)	872,561
GNMA	74	(1,637)	40,113	—	—	—	(1,637)	40,113
Private-label	18	(54,490)	333,841	—	—	—	(54,490)	333,841
Commercial mortgage-related securities
FNMA / FHLMC	15	(119,046)	313,359	7	(12,804)	68,980	(131,851)	382,339
GNMA	33	(4,970)	339,810	—	—	—	(4,970)	339,810
Total	939	$(462,387)	$3,027,647	16	$(17,163)	$80,222	$(479,551)	$3,107,869

For comparative purposes, the following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2021:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	7	$(1,334)	$122,957	—	$—	$—	$(1,334)	$122,957
Agency securities	1	(103)	14,897	—	—	—	(103)	14,897
Residential mortgage-related securities
FNMA / FHLMC	74	(21,249)	2,172,837	—	—	—	(21,249)	2,172,837
Private-label	12	(2,335)	248,617	—	—	—	(2,335)	248,617
FNMA / FHLMC commercial mortgage-related securities	19	(9,302)	328,568	—	—	—	(9,302)	328,568
Asset backed securities
FFELP	4	(256)	64,282	8	(867)	62,576	(1,123)	126,858
SBA	—	—	—	9	(54)	3,902	(54)	3,902
Other debt securities	3	(6)	2,994	—	—	—	(6)	2,994
Total	120	$(34,586)	$2,955,152	17	$(920)	$66,478	$(35,506)	$3,021,630
HTM investment securities
Obligations of state and political subdivisions (municipal securities)	49	$(1,951)	$112,038	—	$—	$—	$(1,951)	$112,038
Commercial mortgage-related securities
FNMA/FHLMC	18	(6,272)	388,072	1	(387)	10,775	(6,659)	398,847
GNMA	5	(200)	33,468	—	—	—	(200)	33,468
Total	72	$(8,422)	$533,577	1	$(387)	$10,775	$(8,809)	$544,352
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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at June 30, 2022 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $151 million and $82 million at June 30, 2022 and December 31, 2021, respectively. The Corporation had Federal Reserve Bank stock of $87 million at both June 30, 2022 and December 31, 2021. Accrued interest receivable on FHLB stock totaled $1 million and approximately $975,000 at June 30, 2022 and December 31, 2021, respectively. There was no accrued interest receivable on Federal Reserve Bank stock at both June 30, 2022 and December 31, 2021. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. At June 30, 2022 and December 31, 2021, the Corporation had equity securities with readily determinable fair values of $6 million and $5 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values, which primarily consists of approximately 78,000 Visa Class B restricted shares, was carried at $14 million at both June 30, 2022 and December 31, 2021.

Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	Jun 30, 2022	Dec 31, 2021
PPP	$9,514	$66,070
Asset-based lending & equipment finance(a)	263,044	178,027
Commercial and industrial	8,984,127	8,208,289
Commercial real estate — owner occupied	928,152	971,326
Commercial and business lending	10,184,836	9,423,711
Commercial real estate — investor	4,790,241	4,384,569
Real estate construction	1,775,648	1,808,976
Commercial real estate lending	6,565,889	6,193,545
Total commercial	16,750,726	15,617,256
Residential mortgage	8,002,943	7,567,310
Auto finance	847,969	143,045
Home equity	592,843	595,615
Other consumer	300,217	301,723
Total consumer	9,743,972	8,607,693
Total loans	$26,494,698	$24,224,949
(a) Dec 31, 2021 does not include equipment finance.

Accrued interest receivable on loans totaled $68 million at June 30, 2022, and $55 million at December 31, 2021, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $44,000 and $139,000 for the three and six months ended June 30, 2022, respectively, and approximately $140,000 and $238,000 for the three and six months ended June 30, 2021, respectively.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at June 30, 2022:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2022	2021	2020	2019	2018	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$49	$8,527	$891	$—	$—	$—	$9,467
Potential Problem	—	—	47	—	—	—	—	—	47
PPP	$—	$—	$96	$8,527	$891	$—	$—	$—	$9,514
Asset-based lending & equipment finance:
Risk rating:
Pass	$—	$19,968	$77,441	$100,349	$44,012	$977	$192	$8	$242,947
Special Mention	—	—	—	—	285	—	—	—	285
Potential Problem	—	1,563	1,500	—	16,750	—	—	—	19,813
Asset-based lending & equipment finance	$—	$21,531	$78,941	$100,349	$61,047	$977	$192	$8	$263,044
Commercial and industrial:
Risk rating:
Pass	$—	$2,252,288	$1,499,191	$2,520,309	$695,696	$772,615	$541,349	$542,828	$8,824,277
Special Mention	—	16,663	1,500	5,242	17,308	—	—	33,509	74,222
Potential Problem	71	10,237	17,655	1,312	3,751	44,715	175	6,940	84,785
Nonaccrual	—	—	—	—	843	—	—	—	843
Commercial and industrial	$71	$2,279,187	$1,518,346	$2,526,863	$717,599	$817,331	$541,524	$583,277	$8,984,127
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$6,344	$57,860	$251,874	$170,340	$173,189	$95,730	$126,926	$882,263
Special Mention	—	—	—	—	7,260	—	—	—	7,260
Potential Problem	—	211	898	8,779	3,752	9,073	5,282	10,634	38,628
Commercial real estate - owner occupied	$—	$6,555	$58,757	$260,653	$181,352	$182,262	$101,012	$137,560	$928,152
Commercial and business lending:
Risk rating:
Pass	$—	$2,278,600	$1,634,541	$2,881,059	$910,939	$946,782	$637,271	$669,762	$9,958,954
Special Mention	—	16,663	1,500	5,242	24,853	—	—	33,509	81,767
Potential Problem	71	12,010	20,100	10,091	24,253	53,788	5,457	17,574	143,273
Nonaccrual	—	—	—	—	843	—	—	—	843
Commercial and business lending	$71	$2,307,273	$1,656,141	$2,896,392	$960,888	$1,000,570	$642,728	$720,844	$10,184,836
Commercial real estate - investor:
Risk rating:
Pass	$38,623	$91,473	$1,069,896	$1,488,158	$731,756	$569,142	$274,865	$294,879	$4,520,168
Special Mention	—	—	—	69,497	—	20,906	—	212	90,615
Potential Problem	—	—	267	48,237	28,728	25,497	18,746	11,161	132,635
Nonaccrual	—	—	814	37,922	7,642	444	—	—	46,823
Commercial real estate - investor	$38,623	$91,473	$1,070,977	$1,643,814	$768,126	$615,989	$293,611	$306,252	$4,790,241
Real estate construction:
Risk rating:
Pass	$—	$27,288	$263,216	$962,486	$375,197	$65,237	$23,355	$11,039	$1,727,819
Special Mention	—	—	—	941	11,929	34,274	—	—	47,144
Potential Problem	—	—	—	82	—	—	—	—	82
Nonaccrual	—	—	—	—	—	—	—	604	604
Real estate construction	$—	$27,288	$263,216	$963,509	$387,126	$99,511	$23,355	$11,643	$1,775,648

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2022	2021	2020	2019	2018	Prior	Total
Commercial real estate lending:
Risk rating:
Pass	$38,623	$118,762	$1,333,112	$2,450,644	$1,106,953	$634,379	$298,220	$305,917	$6,247,987
Special Mention	—	—	—	70,438	11,929	55,180	—	212	137,758
Potential Problem	—	—	267	48,318	28,728	25,497	18,746	11,161	132,717
Nonaccrual	—	—	814	37,922	7,642	444	—	604	47,427
Commercial real estate lending	$38,623	$118,762	$1,334,193	$2,607,322	$1,155,252	$715,500	$316,966	$317,895	$6,565,889
Total commercial:
Risk rating:
Pass	$38,623	$2,397,362	$2,967,653	$5,331,703	$2,017,892	$1,581,161	$935,492	$975,679	$16,206,941
Special Mention	—	16,663	1,500	75,680	36,782	55,180	—	33,721	219,525
Potential Problem	71	12,010	20,367	58,409	52,981	79,285	24,203	28,735	275,990
Nonaccrual	—	—	814	37,922	8,485	444	—	604	48,270
Total commercial	$38,694	$2,426,035	$2,990,334	$5,503,714	$2,116,140	$1,716,070	$959,695	$1,038,739	$16,750,726
Residential mortgage:
Risk rating:
Pass	$—	$—	$825,055	$1,959,667	$1,789,114	$865,412	$389,154	$2,118,258	$7,946,661
Special Mention	—	—	—	—	99	—	—	46	145
Potential Problem	—	—	330	462	96	754	633	1,022	3,297
Nonaccrual	—	—	3,839	1,925	3,497	3,928	6,295	33,355	52,840
Residential mortgage	$—	$—	$829,224	$1,962,054	$1,792,807	$870,095	$396,082	$2,152,682	$8,002,943
Auto finance:
Risk rating:
Pass	$—	$—	$719,132	$125,195	$476	$1,904	$760	$179	$847,646
Special Mention	—	—	130	140	—	—	—	—	271
Nonaccrual	—	—	—	21	—	21	11	—	53
Auto finance	$—	$—	$719,263	$125,356	$476	$1,925	$771	$179	$847,969
Home equity:
Risk rating:
Pass	$5,461	$493,282	$9,466	$3,966	$1,675	$6,664	$7,840	$62,133	$585,026
Special Mention	109	65	—	—	33	26	39	366	529
Potential Problem	—	—	—	—	—	35	7	146	188
Nonaccrual	759	8	—	15	68	165	346	6,497	7,100
Home equity	$6,328	$493,356	$9,466	$3,981	$1,776	$6,890	$8,232	$69,143	$592,843
Other consumer:
Risk rating:
Pass	$111	$190,483	$4,065	$6,704	$3,204	$1,786	$307	$93,134	$299,685
Special Mention	1	430	—	18	—	—	—	1	449
Nonaccrual	15	14	—	—	29	9	5	27	83
Other consumer	$127	$190,927	$4,065	$6,723	$3,233	$1,795	$312	$93,162	$300,217
Total consumer:
Risk rating:
Pass	$5,572	$683,766	$1,557,718	$2,095,532	$1,794,469	$875,766	$398,061	$2,273,705	$9,679,017
Special Mention	109	495	130	159	131	26	39	413	1,394
Potential Problem	—	—	330	462	96	789	640	1,168	3,486
Nonaccrual	774	22	3,839	1,961	3,594	4,123	6,657	39,880	60,075
Total consumer	$6,455	$684,283	$1,562,017	$2,098,113	$1,798,292	$880,705	$405,397	$2,315,166	$9,743,972
Total loans:
Risk rating:
Pass	$44,195	$3,081,128	$4,525,371	$7,427,234	$3,812,361	$2,456,927	$1,333,552	$3,249,384	$25,885,958
Special Mention	109	17,158	1,630	75,838	36,913	55,206	39	34,134	220,919
Potential Problem	71	12,010	20,697	58,871	53,077	80,074	24,843	29,903	279,475
Nonaccrual	774	22	4,653	39,883	12,079	4,567	6,657	40,484	108,345
Total loans	$45,149	$3,110,318	$4,552,351	$7,601,827	$3,914,431	$2,596,775	$1,365,091	$3,353,905	$26,494,698
(a) Revolving loans converted to term loans are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.

The following table presents commercial and consumer loans by credit quality indicator by vintage year at December 31, 2021:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$44,921	$18,610	$—	$—	$—	$—	$63,531
Special Mention	—	—	212	281	—	—	—	—	493
Potential Problem	—	—	2,000	—	—	—	—	—	2,000
Nonaccrual	—	—	—	46	—	—	—	—	46
PPP	$—	$—	$47,134	$18,936	$—	$—	$—	$—	$66,070
Commercial and industrial:(c)
Risk rating:
Pass	$2,084	$2,371,605	$2,631,753	$852,758	$986,300	$710,491	$177,568	$493,876	$8,224,351
Special Mention	—	7,068	5,900	1,695	—	—	—	2,811	17,474
Potential Problem	2,706	26,387	23,415	19,960	46,296	20,924	104	1,172	138,258
Nonaccrual	76	—	5,996	161	52	24	—	—	6,233
Commercial and industrial	$4,867	$2,405,059	$2,667,064	$874,575	$1,032,647	$731,439	$177,671	$497,860	$8,386,316
Commercial real estate - owner occupied:
Risk rating:
Pass	$10,092	$30,869	$261,418	$178,424	$187,073	$110,169	$54,538	$117,011	$939,503
Special Mention	—	226	—	4,628	—	—	—	245	5,100
Potential Problem	—	526	5,953	4,721	10,047	727	2,204	2,546	26,723
Commercial real estate - owner occupied	$10,092	$31,621	$267,371	$187,773	$197,120	$110,896	$56,742	$119,802	$971,326
Commercial and business lending:
Risk rating:
Pass	$12,176	$2,402,474	$2,938,092	$1,049,792	$1,173,373	$820,660	$232,106	$610,887	$9,227,385
Special Mention	—	7,294	6,112	6,604	—	—	—	3,056	23,066
Potential Problem	2,706	26,913	31,368	24,681	56,343	21,651	2,307	3,718	166,981
Nonaccrual	76	—	5,996	207	52	24	—	—	6,279
Commercial and business lending	$14,958	$2,436,680	$2,981,569	$1,081,284	$1,229,767	$842,335	$234,414	$617,662	$9,423,711
Commercial real estate - investor:
Risk rating:
Pass	$37,430	$105,521	$1,650,936	$685,423	$867,606	$414,079	$139,320	$230,452	$4,093,337
Special Mention	—	—	57,163	27,384	33,016	72	—	6,781	124,416
Potential Problem	—	—	21,309	9,860	22,243	34,591	3,564	14,573	106,138
Nonaccrual	—	—	45,502	8,158	6,820	—	—	197	60,677
Commercial real estate - investor	$37,430	$105,521	$1,774,910	$730,825	$929,685	$448,741	$142,883	$252,003	$4,384,569
Real estate construction:
Risk rating:
Pass	$—	$31,773	$843,664	$614,469	$204,337	$48,647	$2,229	$12,212	$1,757,331
Special Mention	—	—	2,203	11,929	—	15,885	41	2	30,060
Potential Problem	—	—	37	120	21,251	—	—	—	21,408
Nonaccrual	—	—	—	—	—	—	—	177	177
Real estate construction	$—	$31,773	$845,903	$626,518	$225,588	$64,532	$2,270	$12,392	$1,808,976
Commercial real estate lending:
Risk rating:
Pass	$37,430	$137,294	$2,494,600	$1,299,893	$1,071,943	$462,726	$141,549	$242,664	$5,850,668
Special Mention	—	—	59,366	39,313	33,016	15,957	41	6,784	154,476
Potential Problem	—	—	21,345	9,980	43,494	34,591	3,564	14,573	127,546
Nonaccrual	—	—	45,502	8,158	6,820	—	—	374	60,855
Commercial real estate lending	$37,430	$137,294	$2,620,814	$1,357,343	$1,155,273	$513,273	$145,153	$264,395	$6,193,545

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
Total commercial:
Risk rating:
Pass	$49,606	$2,539,768	$5,432,693	$2,349,685	$2,245,316	$1,283,386	$373,655	$853,551	$15,078,053
Special Mention	—	7,294	65,478	45,917	33,016	15,957	41	9,840	177,543
Potential Problem	2,706	26,913	52,713	34,660	99,837	56,241	5,871	18,291	294,527
Nonaccrual	76	—	51,498	8,365	6,872	24	—	374	67,134
Total commercial	$52,388	$2,573,974	$5,602,382	$2,438,627	$2,385,040	$1,355,608	$379,567	$882,057	$15,617,256
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,771,447	$1,945,029	$974,188	$428,459	$673,447	$1,716,419	$7,508,989
Special Mention	—	—	—	—	—	285	—	461	746
Potential Problem	—	—	475	332	404	265	81	658	2,214
Nonaccrual	—	—	1,993	2,911	4,479	6,224	6,019	33,734	55,362
Residential mortgage	$—	$—	$1,773,915	$1,948,272	$979,071	$435,233	$679,547	$1,751,272	$7,567,310
Auto finance:
Risk rating:
Pass	$—	$—	$137,952	$707	$2,675	$1,200	$352	$107	$142,993
Nonaccrual	—	—	—	—	36	15	—	—	52
Auto finance	$—	$—	$137,952	$707	$2,711	$1,216	$352	$107	$143,045
Home equity:
Risk rating:
Pass	$6,728	$498,970	$1,216	$1,401	$7,640	$8,742	$7,660	$61,251	$586,880
Special Mention	133	100	—	102	4	—	—	638	844
Potential Problem	6	—	6	—	—	13	—	146	165
Nonaccrual	925	35	9	92	211	305	302	6,772	7,726
Home equity	$7,792	$499,104	$1,232	$1,595	$7,856	$9,059	$7,962	$68,807	$595,615
Other consumer:
Risk rating:
Pass	$443	$180,312	$9,297	$4,987	$2,884	$371	$265	$103,075	$301,191
Special Mention	7	351	—	4	—	—	—	7	363
Nonaccrual	6	120	—	14	7	—	19	11	170
Other consumer	$456	$180,783	$9,297	$5,005	$2,890	$371	$284	$103,093	$301,723
Total consumer:
Risk rating:
Pass	$7,171	$679,353	$1,919,912	$1,952,124	$987,387	$438,771	$681,725	$1,880,781	$8,540,053
Special Mention	140	451	—	106	4	285	—	1,106	1,952
Potential Problem	6	—	481	332	404	277	81	804	2,379
Nonaccrual	931	154	2,003	3,017	4,733	6,545	6,340	40,517	63,309
Total consumer	$8,248	$679,959	$1,922,396	$1,955,579	$992,528	$445,878	$688,145	$1,923,208	$8,607,693
Total loans:
Risk rating:
Pass	$56,777	$3,219,121	$7,352,605	$4,301,809	$3,232,703	$1,722,157	$1,055,380	$2,734,332	$23,618,106
Special Mention	140	7,745	65,478	46,023	33,021	16,241	41	10,946	179,495
Potential Problem	2,713	26,913	53,194	34,992	100,240	56,519	5,952	19,095	296,905
Nonaccrual	1,006	154	53,501	11,382	11,605	6,569	6,340	40,891	130,443
Total loans	$60,636	$3,253,933	$7,524,778	$4,394,206	$3,377,569	$1,801,486	$1,067,713	$2,805,265	$24,224,949
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that warrant specific attention from management. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Accruing TDRs could be pass or special mention, depending on the risk rating on the loan. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a TDR, meet the criteria to be individually evaluated. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at June 30, 2022:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
PPP	$8,039	$1,361	$113	$—	$—	$9,514
Asset-based lending & equipment finance	263,044	—	—	—	—	263,044
Commercial and industrial	8,982,984	106	61	133	843	8,984,127
Commercial real estate - owner occupied	928,152	—	—	—	—	928,152
Commercial and business lending	10,182,219	1,467	174	133	843	10,184,836
Commercial real estate - investor	4,737,934	5,484	—	—	46,823	4,790,241
Real estate construction	1,775,044	—	—	—	604	1,775,648
Commercial real estate lending	6,512,978	5,484	—	—	47,427	6,565,889
Total commercial	16,695,197	6,952	174	133	48,270	16,750,726
Residential mortgage	7,944,365	5,213	102	423	52,840	8,002,943
Auto finance	845,010	2,635	271	—	53	847,969
Home equity	582,782	2,448	514	—	7,100	592,843
Other consumer	297,770	807	557	999	83	300,217
Total consumer	9,669,928	11,104	1,444	1,422	60,075	9,743,972
Total loans	$26,365,125	$18,055	$1,618	$1,555	$108,345	$26,494,698
(a) Of the total nonaccrual loans, $65 million, or 60%, were current with respect to payment at June 30, 2022.
(b) No interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2022. In addition, there were $15 million of nonaccrual loans for which there was no related ACLL at June 30, 2022.

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
(c) Includes equipment finance.

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	Jun 30, 2022		Dec 31, 2021
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$13,882	$—	$8,687	$—
Commercial real estate — owner occupied	421	—	967	—
Commercial real estate — investor	943	4,266	12,866	3,093
Real estate construction	179	43	242	45
Residential mortgage	15,829	16,854	16,316	13,483
Home equity	2,246	1,009	2,648	806
Other consumer	753	—	803	—
Total restructured loans	$34,253	$22,172	$42,530	$17,426
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
The Corporation had a recorded investment of $9 million in loans modified as TDRs during the six months ended June 30, 2022, of which $1 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $8 million were in nonaccrual within the credit quality tables, pending a sustained period of repayment. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	2	$275	$275	2	$128	$129
Commercial real estate — investor	1	$553	$573	4	$1,690	$1,690
Residential mortgage	35	8,149	8,315	37	7,424	7,450
Home equity	8	291	312	4	566	603
Total loans modified	46	$9,267	$9,474	47	$9,808	$9,871
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the six months ended June 30, 2022, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the six months ended June 30, 2022.
The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the six months ended June 30, 2022 and 2021, and the recorded investment in these restructured loans as of June 30, 2022 and 2021:

	Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	4	$1,178	1	$97
All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At June 30, 2022, the Corporation had no loans meeting this classification compared to $7 million at December 31, 2021.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during May 2022 and reviewed against the June 2022 forecast for material updates, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the six months ended June 30, 2022:

($ in Thousands)	Dec 31, 2021	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Jun 30, 2022	ACLL / Loans
Allowance for loan losses
PPP	$51	$—	$—	$—	$(45)	$6
Asset-based lending & equipment finance	4,182	—	—	—	450	4,632
Commercial and industrial	85,624	(1,895)	3,305	1,410	5,018	92,052
Commercial real estate — owner occupied	11,473	—	7	7	(1,074)	10,406
Commercial and business lending	101,330	(1,895)	3,312	1,417	4,349	107,096
Commercial real estate — investor	72,803	—	—	—	(8,412)	64,391
Real estate construction	37,643	—	33	33	(1,537)	36,139
Commercial real estate lending	110,446	—	33	33	(9,949)	100,531
Total commercial	211,776	(1,895)	3,346	1,450	(5,600)	207,626
Residential mortgage	40,787	(138)	646	508	(2,444)	38,851
Auto finance	1,999	(60)	49	(10)	8,440	10,428
Home equity	14,011	(195)	971	776	(1,496)	13,291
Other consumer	11,441	(1,531)	564	(967)	100	10,574
Total consumer	68,239	(1,924)	2,230	306	4,600	73,145
Total loans	$280,015	$(3,819)	$5,576	$1,757	$(1,000)	$280,771
Allowance for unfunded commitments
Asset-based lending & equipment finance	$857	$—	$—	$—	$(124)	$733
Commercial and industrial	17,601	—	—	—	(2,949)	14,652
Commercial real estate — owner occupied	208	—	—	—	(94)	114
Commercial and business lending	18,667	—	—	—	(3,167)	15,500
Commercial real estate — investor	936	—	—	—	(287)	649
Real estate construction	15,586	—	—	—	901	16,487
Commercial real estate lending	16,522	—	—	—	614	17,136
Total commercial	35,189	—	—	—	(2,553)	32,636
Home equity	2,592	—	—	—	(150)	2,441
Other consumer	1,995	—	—	—	(296)	1,698
Total consumer	4,587	—	—	—	(447)	4,140
Total loans	$39,776	$—	$—	$—	$(3,000)	$36,776
Allowance for credit losses on loans
PPP	$51	$—	$—	$—	$(45)	$6	0.06%
Asset-based lending & equipment finance	5,040	—	—	—	325	5,365	2.04%
Commercial and industrial	103,225	(1,895)	3,305	1,410	2,069	106,704	1.19%
Commercial real estate — owner occupied	11,681	—	7	7	(1,167)	10,520	1.13%
Commercial and business lending	119,997	(1,895)	3,312	1,417	1,182	122,595	1.20%
Commercial real estate — investor	73,739	—	—	—	(8,699)	65,040	1.36%
Real estate construction	53,229	—	33	33	(636)	52,627	2.96%
Commercial real estate lending	126,968	—	33	33	(9,335)	117,667	1.79%
Total commercial	246,965	(1,895)	3,346	1,450	(8,153)	240,262	1.43%
Residential mortgage	40,787	(138)	646	508	(2,444)	38,851	0.49%
Auto finance	1,999	(60)	49	(10)	8,440	10,428	1.23%
Home equity	16,603	(195)	971	776	(1,647)	15,732	2.65%
Other consumer	13,436	(1,531)	564	(967)	(196)	12,273	4.09%
Total consumer	72,825	(1,924)	2,230	306	4,153	77,284	0.79%
Total loans	$319,791	$(3,819)	$5,576	$1,757	$(4,000)	$317,547	1.20%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2021:

($ in Thousands)	Dec 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2021	ACLL / Loans
Allowance for loan losses
PPP	$531	$—	$—	$—	$(480)	$51
Asset-based lending	2,077	—	412	412	1,693	4,182
Commercial and industrial(a)	140,716	(21,564)	8,152	(13,412)	(41,680)	85,624
Commercial real estate — owner occupied	11,274	—	120	120	80	11,473
Commercial and business lending	154,598	(21,564)	8,684	(12,880)	(40,388)	101,330
Commercial real estate — investor	93,435	(14,346)	3,162	(11,184)	(9,448)	72,803
Real estate construction	59,193	(5)	126	121	(21,672)	37,643
Commercial real estate lending	152,629	(14,351)	3,288	(11,063)	(31,120)	110,446
Total commercial	307,226	(35,915)	11,972	(23,943)	(71,508)	211,776
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787
Auto finance	174	(22)	31	9	1,816	1,999
Home equity	18,849	(668)	2,854	2,186	(7,024)	14,011
Other consumer	14,456	(3,168)	1,267	(1,901)	(1,113)	11,441
Total consumer	76,475	(4,738)	4,993	256	(8,492)	68,239
Total loans	$383,702	$(40,652)	$16,965	$(23,687)	$(80,000)	$280,015
Allowance for unfunded commitments
Asset-based lending	$901	$—	$—	$—	$(43)	$857
Commercial and industrial(a)	21,411	—	—	—	(3,809)	17,601
Commercial real estate — owner occupied	266	—	—	—	(58)	208
Commercial and business lending	22,577	—	—	—	(3,911)	18,667
Commercial real estate — investor	636	—	—	—	300	936
Real estate construction	18,887	—	—	—	(3,301)	15,586
Commercial real estate lending	19,523	—	—	—	(3,001)	16,522
Total commercial	42,101	—	—	—	(6,912)	35,189
Home equity	3,118	—	—	—	(526)	2,592
Other consumer	2,557	—	—	—	(563)	1,995
Total consumer	5,675	—	—	—	(1,088)	4,587
Total loans	$47,776	$—	$—	$—	$(8,000)	$39,776
Allowance for credit losses on loans
PPP	$531	$—	$—	$—	$(480)	$51	0.08%
Asset-based lending	2,978	—	412	412	1,649	5,040	2.83%
Commercial and industrial(a)	162,126	(21,564)	8,152	(13,412)	(45,490)	103,225	1.26%
Commercial real estate — owner occupied	11,539	—	120	120	22	11,681	1.20%
Commercial and business lending	177,175	(21,564)	8,684	(12,880)	(44,299)	119,997	1.27%
Commercial real estate — investor	94,071	(14,346)	3,162	(11,184)	(9,148)	73,739	1.68%
Real estate construction	78,080	(5)	126	121	(24,972)	53,229	2.94%
Commercial real estate lending	172,152	(14,351)	3,288	(11,063)	(34,121)	126,968	2.05%
Total commercial	349,327	(35,915)	11,972	(23,943)	(78,419)	246,965	1.58%
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787	0.54%
Auto finance	174	(22)	31	9	1,816	1,999	1.40%
Home equity	21,967	(668)	2,854	2,186	(7,550)	16,603	2.79%
Other consumer	17,013	(3,168)	1,267	(1,901)	(1,676)	13,436	4.45%
Total consumer	82,150	(4,738)	4,993	256	(9,581)	72,825	0.85%
Total loans	$431,478	$(40,652)	$16,965	$(23,687)	$(88,000)	$319,791	1.32%
(a) Includes equipment finance.
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Corporation conducted its most recent annual impairment testing in May 2022, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2022 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2021 or the first six months of 2022.
The Corporation had goodwill of $1.1 billion at both June 30, 2022 and December 31, 2021.
Other Intangible Assets
The Corporation has CDIs and historically had other intangible assets, both of which are amortized. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Six Months Ended June 30, 2022	Year Ended Dec 31, 2021
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(34,422)	(30,016)
Net book value	$53,687	$58,093
Amortization during the period	$4,405	$8,811
Other intangibles
Gross carrying amount at the beginning of period	$—	$2,000
Reductions due to sale	—	(1,317)
Accumulated amortization	—	(683)
Net book value	$—	$—
Amortization during the period	$—	$33
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. On January 1, 2022, the Corporation made the irrevocable election to account for its MSRs under the fair value measurement method, with any change in fair value being recognized through earnings in mortgage banking, net on the consolidated statements of income. MSRs are not traded in active markets. As a result, a cash flow model is used to determine fair value. Key assumptions and estimates, projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, are used in measuring the fair value of the MSRs asset. These assumptions are considered significant unobservable inputs. See Note 12 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 13 which further discusses fair value measurement relative to the MSRs asset.
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the six months ended June 30, 2022 is as follows:

($ in Thousands)	Six Months Ended June 30, 2022
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$54,862
Cumulative effect of accounting methodology change	2,296
Balance at beginning of period, adjusted	$57,158
Additions	5,231
Paydowns	(5,220)
Valuation:
Change in fair value model assumptions	6,034
Changes in fair value of asset	13,366
Mortgage servicing rights at end of period	$76,570
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,910,382
Mortgage servicing rights to servicing portfolio	1.11%

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
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2022. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for amortizing intangible assets:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Six months ended December 31, 2022	$4,405	$6,511
2023	8,811	12,413
2024	8,811	10,884
2025	8,811	9,535
2026	8,811	8,275
2027	8,811	7,198
Beyond 2027	5,227	21,752
Total Estimated Amortization Expense	$53,687	$76,570

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	Jun 30, 2022	Dec 31, 2021
Short-Term Funding
Federal funds purchased	$409,180	$120
Securities sold under agreements to repurchase	273,659	319,412
Federal funds purchased and securities sold under agreements to repurchase	682,839	319,532
Commercial paper	22,781	34,730
Total short-term funding	$705,620	$354,262
Long-Term Funding
Corporation subordinated notes, at par, due 2025	$250,000	$250,000
Capitalized costs	(691)	(839)
Finance leases	511	163
Total long-term funding	249,820	249,324
Total short and long-term funding, excluding FHLB advances	$955,440	$603,587
FHLB Advances
Short-term FHLB advances	$2,045,000	$—
Long-term FHLB advances	1,213,039	1,621,047
Total FHLB advances	3,258,039	1,621,047
Total short and long-term funding	$4,213,479	$2,224,633
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At June 30, 2022, the Corporation had pledged securities valued at 133% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 are presented in the following table:

	Overnight and Continuous
($ in Thousands)	Jun 30, 2022	Dec 31, 2021
Repurchase agreements
Agency mortgage-related securities	$273,659	$319,412
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
FHLB Advances
The Corporation prepaid $400 million in long-term FHLB advances during the first quarter of 2022 with no prepayment fee.

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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $73 million and $71 million of investment securities as collateral at June 30, 2022 and December 31, 2021, respectively. At June 30, 2022, the Corporation posted immaterial required cash collateral compared to $11 million at December 31, 2021.
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
Interest rate-related instruments for MSRs hedge: The fair value of the Corporation's MSRs asset changes in response to changes in primary mortgage loan rates and other assumptions. To mitigate the earnings volatility caused by changes in the fair value of MSRs, the Corporation designates certain financial instruments as an economic hedge. Changes in the fair value of these instruments are generally expected to partially offset changes in the fair value of MSRs and are recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net on the consolidated statements of income.
The following table presents the total notional amounts and gross fair values of the Corporation’s derivatives, as well as the balance sheet netting adjustments as of June 30, 2022 and December 31, 2021. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2022 and December 31, 2021. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	Jun 30, 2022				Dec 31, 2021
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Not designated as hedging instruments
Interest rate-related instruments	$4,116,939	$34,184	$4,116,939	$173,955	$3,874,781	$83,626	$3,874,781	$26,231
Foreign currency exchange forwards	509,404	4,190	498,773	3,764	490,057	5,490	478,745	5,441
Commodity contracts	—	—	—	—	3,894	1,264	3,910	1,248
Mortgage banking(a)(b)	76,824	1,033	105,000	113	133,990	2,647	245,016	—
Gross derivatives before netting		$39,407		$177,833		$93,026		$32,921
Less: Legally enforceable master netting agreements		4,369		4,369		2,143		2,143
Less: Cash collateral pledged/received		22,756		—		1,313		11,357
Total derivative instruments, after netting		$12,281		$173,464		$89,570		$19,421
(a) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.
(b) At December 31, 2021, the mortgage derivative asset included approximately $30,000 of forward commitments fair value.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At June 30, 2022, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $362 million and is included in loans on the consolidated balance sheets. This amount includes $2 million of hedging adjustments on the discontinued hedging relationships.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Location and Amount of Gain or (Loss) Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three months ended Jun 30,		Six Months Ended Jun 30,
	2022	2021	2022	2021
($ in Thousands)	Interest Income		Interest Income
Total amounts of income presented on the consolidated statements of income in which the effects of the fair value hedge is recorded	$(129)	$(352)	$(308)	$(837)
The effects of fair value hedging: (Loss) on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(129)	(352)	(308)	(837)

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and six months ended June 30, 2022 and 2021:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)		2022	2021	2022	2021
Derivative Instruments
Interest rate-related instruments — customer and mirror, net	Capital markets, net	$8	$(950)	$581	$1,989
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(5,346)	—	(9,012)	—
Foreign currency exchange forwards	Capital markets, net	254	(25)	377	118
Commodity contracts	Capital markets, net	—	(512)	(16)	(1,132)
Interest rate lock commitments (mortgage)	Mortgage banking, net	1,210	(373)	(1,631)	(3,081)
Forward commitments (mortgage)	Mortgage banking, net	4,885	4,685	128	(1,616)
Note 11 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. Historically, the Corporation entered into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices. As of the end of the first quarter of 2022, the Corporation no longer had any outstanding commodity contracts. The Corporation is party to master netting arrangements with its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported with assets and liabilities offset resulting in a net position which is further offset by any cash and investment securities collateral, and is reported in other assets and accrued expenses and other liabilities, on the face of the consolidated balance sheets. See Note 10 for additional information on the Corporation’s derivative and hedging activities.
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2022 and interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2021. The interest and foreign exchange agreements the Corporation has with its commercial customers and the commodity agreements the Corporation had with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Received
Derivative assets
June 30, 2022	$27,214	$(4,369)	$(22,756)	$89
December 31, 2021	3,567	(2,143)	(1,313)	111

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Assets Offset	Cash Collateral Pledged
Derivative liabilities
June 30, 2022	$4,618	$(4,369)	$—	$249
December 31, 2021	15,620	(2,143)	(11,357)	2,120

Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, Regulatory Matters and Operational Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	Jun 30, 2022	Dec 31, 2021
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$11,483,648	$10,848,136
Commercial letters of credit(a)	5,152	5,992
Standby letters of credit(c)	274,324	248,292
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at June 30, 2022 or December 31, 2021.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) The Corporation has established a liability of $3 million and $2 million for June 30, 2022 and December 31, 2021, respectively, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in Thousands)	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Allowance for Unfunded Commitments
Balance at beginning of period	$39,776	$47,776
Provision for unfunded commitments	(3,000)	(8,000)
Balance at end of period	$36,776	$39,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at June 30, 2022 was $250 million, compared to $268 million at December 31, 2021, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $16 million for both the six months ended June 30, 2022 and June 30, 2021, and $8 million for both the three months ended June 30, 2022 and June 30, 2021. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $245 million at June 30, 2022 and $262 million at December 31, 2021.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $44 million at June 30, 2022 and $80 million at December 31, 2021.
For the six months ended June 30, 2022 and the year ended December 31, 2021, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $25 million at both June 30, 2022 and December 31, 2021, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $3 million and $8 million for the six months ended June 30, 2022 and the year ended December 31, 2021, respectively. There were no loss reimbursement and settlement claims paid in the six months ended June 30, 2022, and approximately $114,000 of such claims were paid for the year ended December 31, 2021. Make whole requests during 2021 and the first six months of 2022 generally arose from loans originated during the period of January 1, 2017 to December 31, 2021. Since January 1, 2017, loans sold totaled $7.4 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of June 30, 2022, $4.6 billion of loans originated since January 1, 2017 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million at both June 30, 2022 and December 31, 2021.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2022 and December 31, 2021, there were $7 million and $10 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2022 and December 31, 2021, there were $22 million and $24 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.

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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Jun 30, 2022	Dec 31, 2021
Assets
AFS investment securities
U.S. Treasury securities	Level 1	$113,109	$122,957
Agency securities	Level 2	13,959	14,897
Obligations of state and political subdivisions (municipal securities)	Level 2	358,842	400,457
Residential mortgage-related securities
FNMA / FHLMC	Level 2	1,811,603	2,691,879
GNMA	Level 2	86,238	67,780
Private-label	Level 2	—	329,724
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	18,606	350,623
GNMA	Level 2	105,680	166,799
Asset backed securities
FFELP	Level 2	161,264	177,325
SBA	Level 2	5,281	6,580
Other debt securities	Level 2	2,929	2,994
Total AFS investment securities	Level 1	$113,109	$122,957
Total AFS investment securities	Level 2	2,564,402	4,209,058
Equity securities with readily determinable fair values	Level 1	5,502	4,810
Residential loans held for sale	Level 2	42,676	136,638
Mortgage servicing rights, net(a)	Level 3	76,570	N/A
Interest rate-related instruments(b)	Level 2	34,184	83,626
Foreign currency exchange forwards(b)	Level 2	4,190	5,490
Commodity contracts(b)	Level 2	—	1,264
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	986	2,617
Forward commitments on residential mortgage loans	Level 3	—	30
Forward commitments on TBA securities	Level 3	47	—
Liabilities
Interest rate-related instruments(b)	Level 2	$173,955	$26,231
Foreign currency exchange forwards(b)	Level 2	3,764	5,441
Commodity contracts(b)	Level 2	—	1,248
Forward commitments on residential mortgage loans	Level 3	113	—
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
The table below presents a rollforward of the consolidated balance sheets amounts for the six months ended June 30, 2022 and the year ended December 31, 2021, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments on residential mortgage loans and TBA securities	Total
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	53,686	(3,281)	56,966
Closed loans / settlements	(53,477)	3,740	(57,217)
Other	(7,216)	(2,535)	(4,680)
Change in mortgage derivative	(7,007)	(2,076)	(4,932)
Balance December 31, 2021	$2,617	$(30)	$2,647
New production	$7,237	$(1,083)	$8,320
Closed loans / settlements	637	20,035	(19,398)
Other	(9,505)	(18,856)	9,351
Change in mortgage derivative	(1,631)	96	(1,727)
Balance June 30, 2022	$986	$66	$920

The following table presents the carrying value of equity securities without readily determinable fair values as of June 30, 2022 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of June 30, 2022:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2021	$13,542
Additions	4
Sales	(8)
Carrying value as of June 30, 2022	$13,538

Cumulative upward carrying value changes between January 1, 2018 and June 30, 2022	$13,444
Cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2022	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(c)
June 30, 2022
Assets
Individually evaluated loans(a)	Level 3	$35,906	Provision for credit losses	$(2,260)
OREO(b)	Level 2	2,098	Other noninterest expense / provision for credit losses(d)	496

December 31, 2021
Assets
Individually evaluated loans(a)	Level 3	$69,917	Provision for credit losses	$(3,045)
OREO(b)	Level 2	21,299	Other noninterest expense / provision for credit losses(d)	7,345
Mortgage servicing rights(e)	Level 3	57,259	Mortgage banking, net	16,186
(a) Includes probable TDRs which are individually analyzed, net of the related ACLL, of which there were none at June 30, 2022.
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

June 30, 2022	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	8%	-	10%	8%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	8%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	27%	-	29%	27%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing Ratio	32%	-	100%	86%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		Jun 30, 2022		Dec 31, 2021
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$397,364	$397,364	$343,831	$343,831
Interest-bearing deposits in other financial institutions	Level 1	436,887	436,887	681,684	681,684
Federal funds sold and securities purchased under agreements to resell	Level 1	32,820	32,820	—	—
AFS investment securities	Level 1	113,109	113,109	122,957	122,957
AFS investment securities	Level 2	2,564,402	2,564,402	4,209,058	4,209,058
HTM investment securities, net	Level 1	998	955	1,000	1,001
HTM investment securities, net	Level 2	3,944,208	3,533,175	2,237,947	2,347,608
Equity securities with readily determinable fair values	Level 1	5,502	5,502	4,810	4,810
Equity securities without readily determinable fair values	Level 3	13,538	13,538	13,542	13,542
FHLB and Federal Reserve Bank stocks	Level 2	237,616	237,616	168,281	168,281
Residential loans held for sale	Level 2	42,676	42,676	136,638	136,638
Commercial loans held for sale	Level 2	44,721	44,721	—	—
Loans, net	Level 3	26,213,927	25,322,573	23,944,934	23,980,330
Bank and corporate owned life insurance	Level 2	675,347	675,347	680,021	680,021
Mortgage servicing rights, net(a)	Level 3	76,570	76,570	54,862	57,259
Derivatives (other assets)(b)	Level 2	38,374	38,374	90,379	90,379
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	986	986	2,617	2,617
Forward commitments on residential mortgage loans (other assets)	Level 3	—	—	30	30
Forward commitments on TBA securities (other assets)	Level 3	47	47	—	—
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$27,352,996	$27,352,996	$27,119,167	$27,119,167
Time deposits(c)	Level 2	1,223,581	1,223,581	1,347,262	1,347,262
Short-term funding	Level 2	705,620	705,216	354,262	354,248
FHLB advances	Level 2	3,258,039	3,250,216	1,621,047	1,680,814
Other long-term funding	Level 2	249,820	250,571	249,324	265,545
Standby letters of credit(d)	Level 2	2,617	2,617	2,367	2,367
Derivatives (accrued expenses and other liabilities)(b)	Level 2	177,720	177,720	32,921	32,921
Forward commitments on residential mortgage loans (accrued expenses and other liabilities)	Level 3	113	113	—	—
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
(d) The commitment on standby letters of credit was $274 million at June 30, 2022 and $248 million at December 31, 2021. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
RAP
Service cost	$923	$2,075	$1,847	$4,151
Interest cost	1,772	1,623	3,545	3,245
Expected return on plan assets	(6,736)	(6,430)	(13,472)	(12,861)
Amortization of prior service cost	(63)	(18)	(125)	(37)
Amortization of actuarial loss	74	1,050	147	2,100
Total net periodic pension cost	$(4,029)	$(1,701)	$(8,059)	$(3,402)
Postretirement Plan
Interest cost	$13	$13	$27	$26
Amortization of prior service cost	(19)	(19)	(38)	(38)
Total net periodic benefit cost	$(6)	$(6)	$(11)	$(12)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the six months ended June 30, 2022 and 2021.
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
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$111,359	$90,039	$201,992	$179,700
Net intersegment interest income (expense)	(5,301)	4,324	3,224	8,994
Segment net interest income	106,058	94,363	205,216	188,694
Noninterest income(a)	39,133	37,281	76,923	79,109
Total revenue	145,191	131,643	282,139	267,803
Provision for credit losses	12,246	15,716	24,900	32,395
Noninterest expense	56,847	53,902	113,406	109,349
Income before income taxes	76,098	62,026	143,833	126,058
Income tax expense	13,919	11,214	26,232	23,106
Net income	$62,179	$50,812	$117,601	$102,953
Allocated goodwill			$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$76,999	$73,477	$146,543	$145,253
Net intersegment interest income	30,638	15,992	49,470	30,881
Segment net interest income	107,636	89,470	196,013	176,134
Noninterest income	32,121	32,967	65,327	80,298
Total revenue	139,757	122,437	261,341	256,432
Provision for credit losses	4,924	5,279	9,580	11,207
Noninterest expense	105,139	101,735	203,802	202,086
Income before income taxes	29,695	15,424	47,959	43,139
Income tax expense	6,236	3,239	10,071	9,059
Net income	$23,459	$12,185	$37,888	$34,080
Allocated goodwill			$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$27,789	$15,999	$55,358	$30,464
Net intersegment (expense)	(25,337)	(20,316)	(52,694)	(39,875)
Segment net interest income (loss)	2,452	(4,318)	2,664	(9,412)
Noninterest income	4,204	3,195	7,675	9,379
Total revenue	6,656	(1,123)	10,339	(33)
Provision for credit losses	(17,172)	(55,999)	(38,472)	(101,610)
Noninterest expense	19,434	18,839	37,505	38,386
Income before income taxes	4,394	36,037	11,307	63,191
Income tax expense	3,209	8,027	5,710	14,917
Net income	$1,186	$28,010	$5,597	$48,274
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$216,146	$179,515	$403,893	$355,416
Net intersegment interest income	—	—	—	—
Segment net interest income	216,146	179,515	403,893	355,416
Noninterest income(a)	75,458	73,443	149,925	168,786
Total revenue	291,604	252,957	553,819	524,202
Provision for credit losses	(2)	(35,004)	(3,992)	(58,009)
Noninterest expense	181,420	174,475	354,712	349,821
Income before income taxes	110,187	113,487	203,099	232,389
Income tax expense	23,363	22,480	42,013	47,082
Net income	$86,824	$91,007	$161,086	$185,307
Allocated goodwill			$1,104,992	$1,104,992
(a) For the six months ended June 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2022 and 2021, including changes during the preceding three and six month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	AFS Investment Securities	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2021	$(5,266)	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	(168,321)	—	(168,321)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities (gains), net	(12)	—	(12)
HTM investment securities, net, at amortized cost	4,381	—	4,381
Personnel expense	—	(163)	(163)
Other expense	—	147	147
Income tax benefit	59,096	4	59,100
Net other comprehensive (loss) during period	(172,460)	(12)	(172,472)
Balance June 30, 2022	$(177,726)	$(5,062)	$(182,788)

Balance December 31, 2020	$41,325	$(28,707)	$12,618
Other comprehensive (loss) before reclassifications	(16,002)	—	(16,002)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses, net	16	—	16
HTM investment securities, net, at amortized cost	1,163	—	1,163
Personnel expense	—	(74)	(74)
Other expense	—	2,100	2,100
Income tax (expense) benefit	3,574	(506)	3,068
Net other comprehensive income (loss) during period	(11,249)	1,519	(9,729)
Balance June 30, 2021	$30,076	$(27,187)	$2,889

($ in Thousands)	AFS Investments Securities	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2022	$(131,968)	$(5,057)	$(137,024)
Other comprehensive (loss) before reclassifications	(65,038)	—	(65,038)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses, net	8	—	8
HTM investment securities, net, at amortized cost	3,273	—	3,273
Personnel expense	—	(81)	(81)
Other expense	—	74	74
Income tax benefit	15,998	2	16,000
Net other comprehensive (loss) during period	(45,758)	(6)	(45,764)
Balance June 30, 2022	$(177,726)	$(5,062)	$(182,788)

Balance March 31, 2021	$23,754	$(27,947)	$(4,193)
Other comprehensive income before reclassifications	7,978	—	7,978
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities (gains), net	(24)	—	(24)
HTM investment securities, net, at amortized cost	645	—	645
Personnel expense	—	(37)	(37)
Other expense	—	1,050	1,050
Income tax (expense)	(2,277)	(253)	(2,530)
Net other comprehensive income during period	6,322	760	7,082
Balance June 30, 2021	$30,076	$(27,187)	$2,889

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Wealth management fees	$21,332	$22,706	$43,735	$45,120
Service charges and deposit account fees	3,724	3,859	7,508	7,800
Card-based fees(a)	327	295	744	640
Other revenue	658	1,151	1,893	1,814
Noninterest income (in-scope of Topic 606)	$26,041	$28,010	$53,881	$55,375
Noninterest income (out-of-scope of Topic 606)(b)	13,092	9,271	23,042	23,734
Total noninterest income	$39,133	$37,281	$76,923	$79,109

	Community, Consumer, and Business
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Service charges and deposit account fees	$12,777	$11,683	$25,846	$22,583
Card-based fees(a)	11,135	10,709	20,659	20,123
Other revenue	1,770	2,801	3,632	6,476
Noninterest income (in-scope of Topic 606)	$25,683	$25,193	$50,138	$49,181
Noninterest income (out-of-scope of Topic 606)	6,438	7,774	15,189	31,116
Total noninterest income	$32,121	$32,967	$65,327	$80,298

	Risk Management and Shared Services
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Service charges and deposit account fees	$5	$7	$8	$22
Card-based fees(a)	10	5	17	9
Other revenue	(120)	307	(81)	697
Noninterest income (in-scope of Topic 606)	$(105)	$319	$(56)	$728
Noninterest income (out-of-scope of Topic 606)	4,310	2,876	7,731	8,651
Total noninterest income	$4,204	$3,195	$7,675	$9,379

	Consolidated Total
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Wealth management fees	$21,332	$22,706	$43,735	$45,120
Service charges and deposit account fees	16,506	15,549	33,363	30,404
Card-based fees(a)	11,472	11,009	21,421	20,773
Other revenue	2,309	4,258	5,444	8,987
Noninterest income (in-scope of Topic 606)	$51,619	$53,522	$103,963	$105,284
Noninterest income (out-of-scope of Topic 606)(b)	23,840	19,921	45,962	63,502
Total noninterest income	$75,458	$73,443	$149,925	$168,786
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) For the six months ended June 30, 2021, the Corporation recognized a $2 million pre-tax gain on the sale of Whitnell.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage and advisory fees are included in wealth management fees.
Note 18 Leases
The Corporation has operating leases for retail and corporate offices, land, and equipment. The Corporation also has a finance lease for retail and corporate offices.
These leases have original terms of 1 year or longer with remaining maturities up to 40 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any purchase options or optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.
The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in Thousands)	2022	2021	2022	2021
Operating lease costs	$1,926	$2,243	$3,724	$4,483
Finance lease costs	32	19	73	58
Operating lease cash flows	2,327	2,777	4,735	5,740
Finance lease cash flows	37	40	80	80
The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	Jun 30, 2022	Dec 31, 2021
Operating lease right-of-use asset	Premises and equipment	$26,621	$28,299
Finance lease right-of-use asset	Other assets	498	143
Operating lease liability	Accrued expenses and other liabilities	29,627	31,345
Finance lease liability	Other long-term funding	511	163

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Jun 30, 2022			Dec 31, 2021
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Equipment	$191	1.00	0.44%	$192	1.50	0.45%
Retail and corporate offices	26,553	5.71	2.28%	29,008	5.56	3.26%
Land	5,160	7.93	3.13%	5,551	8.29	3.12%
Total operating leases	$31,904	6.02	2.41%	$34,751	5.94	3.22%
Finance leases
Retail and corporate offices	$530	5.75	1.32%	$112	1.25	1.32%
Land	—	0.00	—%	51	0.67	1.07%
Total finance leases	$530	5.75	1.32%	$164	1.07	1.24%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Six months ended December 31, 2022	$3,515	$45	$3,560
2023	6,240	92	6,332
2024	5,650	93	5,742
2025	4,387	93	4,479
2026	3,823	93	3,915
Beyond 2026	8,290	116	8,406
Total lease payments	$31,904	$530	$32,434
Less: interest	2,276	19	2,296
Present value of lease payments	$29,627	$511	$30,138
As of June 30, 2022 and December 31, 2021, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $14 million and $13 million, respectively. The leases that had not yet commenced as of June 30, 2022 will commence between July 2022 and October 2023 with lease terms of 1 year to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, in the Corporations Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, in Item 1A of Part 2 herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $24.8 billion increased $472 million, or 2%, compared to the first six months of 2021. For 2022, the Corporation expects commercial loan growth, including asset-based lending and equipment finance, of approximately $1.7 billion and auto finance loan growth of approximately $1.3 billion.
•Average deposits of $28.4 billion increased $1.3 billion, or 5%, from the first six months of 2021, driven primarily by increases in low cost deposits partially offset by decreases in higher cost deposits.
•Net interest income of $404 million increased $48 million, or 14%, from the first six months of 2021, and net interest margin was 2.57% compared to 2.38% for the first six months of 2021. The increase in net interest income was driven by higher loan income in a majority of loan categories and higher investment income resulting from the Federal Reserve increasing the federal funds target interest rate 150 bp during the first six months of 2022. For 2022, the Corporation expects net interest income of more than $890 million, assuming a 75 bp increase in July and a 25 bp increase at each remaining FOMC meeting this year.
•Provision for credit losses had a release of $4 million, compared to a release of $58 million for the first six months of 2021. For 2022, the Corporation expects to adjust provision to reflect changes to risk grades, economic conditions, other indications of credit quality, and loan volume.
•Noninterest income of $150 million decreased $19 million, or 11%, from the first six months of 2021, primarily driven by the $18 million, or 55%, decrease in mortgage banking, net, resulting from decreased gains on sold loans due to lower mortgage settlements, partially offset by an increase of $5 million in mortgage servicing fees, net that was primarily due to lower levels of decay in the MSRs asset as a result of slower prepayment speeds. For 2022, the Corporation expects noninterest income of $290 million to $300 million.
•Noninterest expense of $355 million increased $5 million, or 1%, from the first six months of 2021. For 2022, the Corporation expects noninterest expense will be approximately $730 million to $740 million.

Table 1 Summary Results of Operations: Trends

	Six months ended		Three months ended
($ in Thousands, except per share data)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Net income	$161,086	$185,307	$86,824	$74,262	$76,877	$88,809	$91,007
Net income available to common equity	155,336	175,226	83,949	71,387	74,002	84,655	86,131
Earnings per common share - basic	1.04	1.14	0.56	0.48	0.49	0.56	0.56
Earnings per common share - diluted	1.03	1.13	0.56	0.47	0.49	0.56	0.56
Effective tax rate	20.69%	20.26%	21.20%	20.07%	16.48%	20.61%	19.81%

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Six Months Ended Jun 30,
	2022			2021
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$28,818	$1,624	11.36%	$753,778	$18,949	5.07%
Asset-based lending (ABL) & equipment finance(d)	223,717	3,631	3.27%	129,461	1,966	3.06%
Commercial and business lending (excl PPP, ABL and equipment finance)	9,082,412	121,502	2.70%	8,357,726	106,010	2.56%
Commercial real estate lending	6,270,743	97,119	3.12%	6,165,433	88,455	2.89%
Total commercial	15,605,690	223,876	2.89%	15,406,399	215,380	2.82%
Residential mortgage	7,766,296	113,837	2.93%	7,911,635	110,841	2.80%
Auto finance	498,175	8,667	3.51%	9,319	204	4.42%
Other retail	881,382	22,032	5.02%	952,621	22,623	4.77%
Total loans	24,751,542	368,412	2.99%	24,279,974	349,049	2.89%
Investment securities
Taxable	4,406,507	34,789	1.58%	3,099,322	15,855	1.02%
Tax-exempt(a)	2,405,952	40,933	3.40%	1,927,169	35,945	3.73%
Other short-term investments	751,407	4,413	1.18%	1,381,370	3,521	0.51%
Investments and other	7,563,866	80,135	2.12%	6,407,860	55,320	1.73%
Total earning assets	32,315,408	$448,547	2.79%	30,687,834	$404,369	2.65%
Other assets, net	3,152,445			3,345,982
Total assets	$35,467,853			$34,033,816
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,606,809	$910	0.04%	$3,966,797	$689	0.04%
Interest-bearing demand	6,566,704	4,002	0.12%	5,796,680	2,234	0.08%
Money market	6,970,392	3,168	0.09%	6,928,898	2,082	0.06%
Network transaction deposits	755,357	1,745	0.47%	994,016	591	0.12%
Time deposits	1,284,037	1,766	0.28%	1,583,725	4,923	0.63%
Total interest-bearing deposits	20,183,299	11,591	0.12%	19,270,116	10,519	0.11%
Federal funds purchased and securities sold under agreements to repurchase	374,661	444	0.24%	146,941	55	0.08%
Commercial paper	25,545	2	0.01%	49,026	13	0.05%
FHLB advances	2,019,622	17,871	1.78%	1,626,114	19,017	2.36%
Long-term funding	249,719	5,460	4.37%	549,402	11,160	4.06%
Total short and long-term funding	2,669,547	23,776	1.79%	2,371,483	30,245	2.56%
Total interest-bearing liabilities	22,852,845	$35,367	0.31%	21,641,598	$40,764	0.38%
Noninterest-bearing demand deposits	8,224,440			7,869,320
Other liabilities	428,752			405,519
Stockholders’ equity	3,961,816			4,117,378
Total liabilities and stockholders’ equity	$35,467,853			$34,033,816
Interest rate spread			2.48%			2.27%
Net free funds			0.09%			0.11%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$413,179	2.57%		$363,605	2.38%
Fully tax-equivalent adjustment		9,286			8,189
Net interest income		$403,893			$355,416
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) Periods prior to March 31, 2022 do not include equipment finance.

Table 2 Net Interest Income Analysis

	Three Months Ended
	Jun 30, 2022			Mar 31, 2022			Jun 30, 2021
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$14,026	$346	9.91%	$43,774	$1,277	11.83%	$701,440	$10,048	5.75%
Asset-based lending (ABL) & equipment finance(d)	244,369	2,181	3.58%	202,836	1,449	2.90%	121,153	894	2.96%
Commercial and business lending (excl PPP, ABL and equipment finance)	9,346,218	68,748	2.95%	8,815,676	52,754	2.43%	8,316,472	52,992	2.56%
Commercial real estate lending	6,363,395	53,233	3.36%	6,177,062	43,886	2.88%	6,159,728	44,139	2.87%
Total commercial	15,968,007	124,509	3.13%	15,239,348	99,366	2.64%	15,298,792	108,073	2.83%
Residential mortgage	7,860,220	58,434	2.97%	7,671,329	55,403	2.89%	7,861,139	55,337	2.82%
Auto finance	689,027	6,017	3.50%	305,202	2,649	3.52%	8,458	93	4.42%
Other retail	880,910	11,370	5.17%	881,859	10,662	4.87%	930,224	11,104	4.78%
Total loans	25,398,163	200,331	3.16%	24,097,738	168,081	2.81%	24,098,614	174,607	2.90%
Investment securities
Taxable	4,448,811	18,317	1.65%	4,363,733	16,472	1.51%	3,220,825	8,840	1.10%
Tax-exempt(a)	2,427,068	20,637	3.40%	2,384,601	20,296	3.40%	1,953,696	18,101	3.71%
Other short-term investments	352,310	2,420	2.75%	1,154,939	1,993	0.70%	1,766,615	1,826	0.41%
Investments and other	7,228,189	41,374	2.29%	7,903,273	38,761	1.96%	6,941,135	28,767	1.66%
Total earning assets	32,626,351	$241,705	2.97%	32,001,010	$206,842	2.60%	31,039,749	$203,375	2.62%
Other assets, net	3,106,232			3,199,172			3,339,898
Total assets	$35,732,583			$35,200,182			$34,379,647
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,682,783	$530	0.05%	$4,529,991	$380	0.03%	$4,121,553	$357	0.03%
Interest-bearing demand	6,413,077	2,977	0.19%	6,722,038	1,025	0.06%	5,879,173	1,057	0.07%
Money market	6,910,505	2,203	0.13%	7,030,945	965	0.06%	6,981,482	1,023	0.06%
Network transaction deposits	775,593	1,480	0.77%	734,895	265	0.15%	908,869	264	0.12%
Time deposits	1,255,292	829	0.26%	1,313,101	937	0.29%	1,509,705	1,909	0.51%
Total interest-bearing deposits	20,037,250	8,019	0.16%	20,330,970	3,571	0.07%	19,400,781	4,609	0.10%
Federal funds purchased and securities sold under agreements to repurchase	454,519	406	0.36%	293,915	38	0.05%	157,619	30	0.08%
Commercial paper	23,154	1	0.01%	27,963	1	0.01%	55,209	7	0.05%
FHLB advances	2,423,771	9,689	1.60%	1,610,983	8,182	2.06%	1,620,397	9,524	2.36%
Long-term funding	249,805	2,730	4.37%	249,632	2,730	4.38%	549,222	5,575	4.06%
Total short and long-term funding	3,151,249	12,826	1.63%	2,182,492	10,951	2.03%	2,382,446	15,136	2.55%
Total interest-bearing liabilities	23,188,499	$20,845	0.36%	22,513,462	$14,522	0.26%	21,783,227	$19,745	0.36%
Noninterest-bearing demand deposits	8,133,492			8,316,399			8,069,851
Other liabilities	473,478			383,528			395,950
Stockholders’ Equity	3,937,114			3,986,792			4,130,618
Total liabilities and stockholders’ equity	$35,732,583			$35,200,182			$34,379,647
Interest rate spread			2.61%			2.34%			2.26%
Net free funds			0.10%			0.08%			0.11%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$220,860	2.71%		$192,320	2.42%		$183,629	2.37%
Fully tax-equivalent adjustment		4,713			4,573			4,115
Net interest income		$216,146			$187,747			$179,515

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) Periods prior to March 31, 2022 do not include equipment finance.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $50 million, or 14%, and $48 million, or 14%, higher than the first six months of 2021, respectively. Average investments and other short-term investments increased $1.2 billion, or 18%. The increase in net interest income was driven by higher loan income in a majority of loan categories and higher investment income resulting from the Federal Reserve increasing the federal funds target interest rate 150 bp during the first six months of 2022, which resulted in the yield on earning assets increasing by 14 bp. Additionally, interest bearing liabilities costs decreased from the first six months of 2021. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities were up $1.2 billion, or 6%, compared to the first six months of 2021. Interest-bearing deposits increased $913 million, or 5%, primarily driven by an increase in low cost deposits partially offset by decreases in higher cost deposits. Average noninterest-bearing demand deposits were up $355 million, or 5%, versus the first six months of 2021. The cost of interest-bearing liabilities decreased 7 bp from the first six months of 2021, primarily attributable to a favorable mix with lower cost core deposit balances and lower cost short term FHLB advances increasing and higher cost deposits and long-term funding decreasing.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2022 was the Moody's baseline forecast from May 2022 which was reviewed against the June 2022 forecast for material updates, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled, Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	Six months ended			Three months ended					Changes vs
($ in Thousands, except as noted)	Jun 30, 2022	Jun 30, 2021	YTD % Change	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2022	Jun 30, 2021
Wealth management fees(a)	$43,735	$45,120	(3)%	$21,332	$22,404	$22,625	$22,110	$22,706	(5)%	(6)%
Service charges and deposit account fees	33,363	30,404	10%	16,506	16,856	17,039	16,962	15,549	(2)%	6%
Card-based fees	21,368	20,725	3%	11,442	9,926	11,176	11,113	10,982	15%	4%
Other fee-based revenue	8,126	8,840	(8)%	4,360	3,766	4,316	3,929	4,244	16%	3%
Total fee-based revenue	106,592	105,089	1%	53,641	52,952	55,157	54,113	53,480	1%	—%
Capital markets, net	16,656	13,814	21%	8,010	8,646	9,674	7,114	5,696	(7)%	41%
Mortgage servicing fees, net(b)	3,712	(1,552)	N/M	1,882	1,830	795	323	(155)	3%	N/M
Gains and fair value adjustments on loans held for sale	421	23,367	(98)%	(363)	785	3,290	8,341	8,623	N/M	N/M
Changes in mortgage servicing rights valuation, net of economic hedge(c)	10,403	10,239	2%	4,627	5,776	3,955	1,993	(340)	(20)%	N/M
Mortgage banking, net	14,536	32,054	(55)%	6,145	8,391	8,041	10,657	8,128	(27)%	(24)%
Bank and corporate owned life insurance	6,177	5,791	7%	4,106	2,071	4,704	2,760	3,088	98%	33%
Other	4,086	6,221	(34)%	1,888	2,198	2,941	2,205	3,004	(14)%	(37)%
Subtotal	148,048	162,968	(9)%	73,790	74,258	80,517	76,848	73,397	(1)%	1%
Asset gains (losses), net	1,865	4,796	(61)%	1,677	188	985	5,228	(14)	N/M	N/M
Investment securities gains(losses), net	12	(16)	N/M	(8)	21	—	—	24	N/M	N/M
Gain on the sale of branches, net(d)	—	1,038	(100)%	—	—	—	—	36	N/M	(100)%
Total noninterest income	$149,925	$168,786	(11)%	$75,458	$74,467	$81,502	$82,076	$73,443	1%	3%
Mortgage loans originated for sale during period	$403,951	$889,315	(55)%	$151,838	$252,113	$404,398	$455,842	$476,670	(40)%	(68)%
Mortgage loan settlements during period	500,410	884,581	(43)%	204,321	296,089	426,785	463,425	484,446	(31)%	(58)%
Assets under management, at market value(e)				11,561	12,937	13,679	13,148	13,141	(11)%	(12)%
N/M = Not Meaningful
(a) Includes trust, asset management, brokerage, and annuity fees.
(b) Includes mortgage origination and servicing fees, net of MSRs amortization/decay.
(c) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(d) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for additional details on the branch sales.
(e) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in Noninterest Income
•Mortgage banking, net decreased $18 million from the first six months of 2021, driven by decreased gains on sold loans due to lower mortgage settlements offset partially by an increase in mortgage servicing fees, net of $5 million primarily due to lower levels of decay in the MSRs asset as a result of slower prepayment speeds.
•Service charges and deposit account fees increased $3 million from the first six months of 2021 as a result of higher overdraft and non-sufficient funds fees. On July 20, 2022, the Corporation eliminated non-sufficient funds fees, overdraft protection transfer fees, and continuous overdraft fees and reduced the daily limit of overdraft fee occurrences from 4 to 2.
•Capital markets, net increased $3 million from the first six months of 2021 as a result of higher interest rate swap revenue.
•Asset gains (losses), net decreased $3 million from the first six months of 2021, due to a gain of $2 million from the sale of Whitnell and higher gains from private equity investments during the first six months of 2021.

Noninterest Expense
Table 4 Noninterest Expense

	Six months ended			Three months ended					Change vs
($ in Thousands)	Jun 30, 2022	Jun 30, 2021	YTD % Change	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2022	Jun 30, 2021
Personnel	$217,477	$211,020	3%	$112,666	$104,811	$107,787	$107,880	$106,994	7%	5%
Technology	42,707	40,975	4%	21,223	21,485	20,787	19,927	20,236	(1)%	5%
Occupancy	30,231	30,835	(2)%	14,151	16,080	16,863	15,814	14,679	(12)%	(4)%
Business development and advertising	10,610	9,366	13%	5,655	4,954	5,627	6,156	4,970	14%	14%
Equipment	9,920	10,999	(10)%	4,960	4,960	4,905	5,200	5,481	—%	(10)%
Legal and professional	9,960	13,191	(24)%	4,873	5,087	4,428	4,304	6,661	(4)%	(27)%
Loan and foreclosure costs	3,490	4,891	(29)%	1,476	2,014	1,636	1,616	2,671	(27)%	(45)%
FDIC assessment	10,500	8,350	26%	5,400	5,100	4,800	5,000	3,600	6%	50%
Other intangible amortization	4,405	4,439	(1)%	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	15,412	15,755	(2)%	8,815	6,597	13,173	9,793	6,979	34%	26%
Total noninterest expense	$354,712	$349,821	1%	$181,420	$173,292	$182,210	$177,892	$174,475	5%	4%
Average FTEs(a)	4,060	4,005	1%	4,101	4,018	3,992	4,010	3,990	2%	3%

(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $6 million from the first six months of 2021, largely as a result of increased FTEs due to hiring related to previously announced initiatives.
•Legal and professional expenses decreased $3 million from the first six months of 2021 as a result of lower consulting costs associated with mortgage activity.
Income Taxes
The Corporation recognized income tax expense of $42 million for the six months ended June 30, 2022, compared to income tax expense of $47 million for the six months ended June 30, 2021. The Corporation's effective tax rate was 20.69% for the first six months of 2022, compared to an effective tax rate of 20.26% for the first six months of 2021. The decrease in income tax expense during the first six months of 2022 was primarily driven by a decrease in income before tax. The increase in the effective tax rate was primarily driven by an increase in state tax expense. The Corporation expects a full year effective tax rate of approximately 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At June 30, 2022, total assets were $37.2 billion, up $2.1 billion, or 6%, from December 31, 2021 and up $3.1 billion, or 9%, from June 30, 2021.
•Interest bearing deposits in other financial institutions were $437 million at June 30, 2022, down $245 million, or 36%, from December 31, 2021 and down $903 million, or 67%, from June 30, 2021, due to the deployment of excess liquidity into investment securities purchases and loan growth.
•AFS investment securities, at fair value were $2.7 billion at June 30, 2022, down $1.7 billion, or 38%, from December 31, 2021, and down $646 million, or 19%, from June 30, 2021. HTM investment securities, net, at amortized cost were $3.9 billion at June 30, 2022, up $1.7 billion, or 76%, from December 31, 2021 and up $2.1 billion, or 119%, from June 30, 2021, driven by the deployment of cash into higher yielding assets and a $1.6 billion transfer of AFS investment securities, at fair value, to HTM investment securities, net, at amortized cost during the first quarter of 2022. See Note 6 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $26.5 billion at June 30, 2022 were up $2.3 billion, or 9%, from December 31, 2021 and up $2.5 billion, or 11%, from June 30, 2021. See Note 7 Loans of the notes to consolidated financial statements for additional details.
•At June 30, 2022, total deposits of $28.6 billion were up $110 million from December 31, 2021 and were up $1.3 billion, or 5%, from June 30, 2021. See section Deposits and Customer Funding for additional information on deposits.
•Other long-term funding was $250 million at June 30, 2022 and $249 million at December 31, 2021, and was down $299 million, or 54%, from June 30, 2021, primarily driven by the redemption of the Bank's senior notes on July 13, 2021.
•FHLB advances were $3.3 billion at June 30, 2022, up $1.6 billion, or 101%, from both December 31, 2021 and June 30, 2021, and federal funds purchased and securities sold under agreements to repurchase were $683 million at June 30, 2022, up $363 million, or 114%, from December 31, 2021, and up $512 million from June 30, 2021, mainly due to loan growth. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•Preferred equity was $193 million at both June 30, 2022 and December 31, 2021, and was down $97 million, or 33%, from June 30, 2021, as a result of the redemption of the Corporation's Series D Preferred Stock during the third quarter of 2021.
Loans
Table 5 Period End Loan Composition

	Jun 30, 2022		Mar 31, 2022		Dec 31, 2021		Sep 30, 2021		Jun 30, 2021
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$9,514	—%	$17,995	—%	$66,070	—%	$182,121	1%	$405,482	2%
Asset-based lending & equipment finance(a)	263,044	1%	231,040	1%	178,027	1%	111,027	—%	105,726	—%
Commercial and industrial	8,984,127	34%	8,102,380	33%	8,208,289	34%	7,816,432	33%	7,803,393	33%
Commercial real estate — owner occupied	928,152	4%	973,572	4%	971,326	4%	879,554	4%	880,755	4%
Commercial and business lending	10,184,836	38%	9,324,986	38%	9,423,711	39%	8,989,133	38%	9,195,355	38%
Commercial real estate — investor	4,790,241	18%	4,469,241	18%	4,384,569	18%	4,296,489	18%	4,300,651	18%
Real estate construction	1,775,648	7%	1,760,076	7%	1,808,976	7%	1,834,871	8%	1,880,897	8%
Commercial real estate lending	6,565,889	25%	6,229,317	25%	6,193,545	26%	6,131,360	26%	6,181,549	26%
Total commercial	16,750,726	63%	15,554,303	63%	15,617,256	64%	15,120,493	64%	15,376,904	64%
Residential mortgage	8,002,943	30%	7,609,343	31%	7,567,310	31%	7,590,895	32%	7,638,372	32%
Auto finance	847,969	3%	497,523	2%	143,045	1%	6,739	—%	7,817	—%
Home equity	592,843	2%	580,867	2%	595,615	2%	608,566	3%	631,783	3%
Other consumer	300,217	1%	289,889	1%	301,723	1%	294,979	1%	292,660	1%
Total consumer	9,743,972	37%	8,977,622	37%	8,607,693	36%	8,501,180	36%	8,570,632	36%
Total loans	$26,494,698	100%	$24,531,926	100%	$24,224,949	100%	$23,621,673	100%	$23,947,536	100%
(a) Periods prior to March 31, 2022 do not include equipment finance.
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2021 and the first six months of 2022. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of June 30, 2022 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
PPP	$762	$8,752	$—	$—	$9,514	—%
Asset-based lending & equipment finance	172,885	45,130	45,029	—	263,044	1%
Commercial and industrial	8,403,145	450,789	105,220	24,972	8,984,127	34%
Commercial real estate — owner occupied	523,377	292,090	111,254	1,430	928,152	4%
Commercial real estate — investor	4,394,743	250,521	143,394	1,583	4,790,241	18%
Real estate construction	1,717,452	45,392	3,543	9,261	1,775,648	7%
Commercial - adjustable	9,083,007	100,371	12,127	8,660	9,204,165	35%
Commercial - fixed	6,129,357	992,305	396,314	28,586	7,546,561	28%
Residential mortgage - adjustable	324,248	628,309	1,573,688	155,750	2,681,995	10%
Residential mortgage - fixed	35,061	81,033	254,987	4,949,868	5,320,948	20%
Auto finance	288	20,490	827,191	—	847,969	3%
Home equity	545,872	16,283	13,367	17,321	592,843	2%
Other consumer	173,190	48,276	36,700	42,050	300,217	1%
Total loans	$16,291,022	$1,887,067	$3,114,374	$5,202,234	$26,494,698	100%
Fixed-rate	$6,232,983	$1,153,906	$697,833	$5,019,768	$13,104,489	49%
Floating or adjustable rate	10,058,040	733,161	2,416,542	182,466	13,390,209	51%
Total	$16,291,022	$1,887,067	$3,114,374	$5,202,234	$26,494,698	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At June 30, 2022, $19.6 billion, or 74%, of the loans outstanding and $15.3 billion, or 92%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2022, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

June 30, 2022	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Real Estate(a)	531	$1,725,081	$3,160,552	8%
Credit Intermediation and Related Activities(b)	522	1,037,994	2,511,829	7%
Utilities(c)	221	2,100,956	2,383,329	6%
Merchant Wholesalers, Durable Goods	423	453,912	769,019	2%
(a) Includes REIT lines
(b) Includes mortgage warehouse lines
(c) 55% of the total exposure supports wind and solar projects
The remaining commercial and industrial portfolio is spread over a diverse range of industries, none of which exceed 2% of total loan exposure.
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

June 30, 2022	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	32%
Office	3%	24%
Industrial	3%	22%
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
Table 9 Largest Real Estate Construction Property Type Exposures

June 30, 2022	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	4%	35%
Single Family	3%	24%
Industrial	3%	22%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2022. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines of credit and loans consist of a combination of both borrower FICO score and the original cumulative LTV against the property securing the loan. Currently, the Corporation's policy sets the maximum acceptable LTV at 90%. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required. See section Loans for additional information on loans.
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
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $91 million and $101 million of student loans at June 30, 2022 and December 31, 2021, respectively, the majority of which are government guaranteed. Currently, there is federal student loan relief in effect through August 31, 2022. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 10 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and repossessed assets:
Table 10 Nonperforming Assets

($ in Thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Nonperforming assets
PPP	$—	$41	$46	$—	$—
Commercial and industrial	843	225	6,233	8,497	18,380
Commercial real estate — owner occupied	—	—	—	7	7
Commercial and business lending	843	266	6,279	8,504	18,387
Commercial real estate — investor	46,823	80,886	60,677	61,504	63,003
Real estate construction	604	609	177	247	247
Commercial real estate lending	47,427	81,495	60,855	61,751	63,250
Total commercial	48,270	81,761	67,134	70,256	81,637
Residential mortgage	52,840	53,827	55,362	56,678	56,795
Auto finance	53	49	52	67	56
Home equity	7,100	7,490	7,726	7,838	8,517
Other consumer	83	95	170	222	131
Total consumer	60,075	61,460	63,309	64,806	65,498
Total nonaccrual loans	108,345	143,221	130,443	135,062	147,135
Commercial real estate owned	957	861	984	1,005	1,318
Residential real estate owned	3,042	2,209	3,666	2,126	2,438
Bank properties real estate owned(a)	13,880	15,123	24,969	30,724	20,244
OREO	17,879	18,194	29,619	33,855	24,000
Repossessed assets	102	—	—	—	—
Total nonperforming assets	$126,327	$161,414	$160,062	$168,917	$171,135
Accruing loans past due 90 days or more
Commercial	$133	$125	$151	$98	$203
Consumer	1,422	1,470	1,111	932	1,099
Total accruing loans past due 90 days or more	$1,555	$1,595	$1,263	$1,029	$1,302
Restructured loans (accruing)
Commercial	$15,425	$10,127	$22,763	$25,582	$26,353
Consumer	18,828	19,876	19,768	18,917	15,582
Total restructured loans (accruing)	$34,253	$30,003	$42,530	$44,499	$41,935
Nonaccrual restructured loans (included in nonaccrual loans)	$22,172	$19,352	$17,426	$15,226	$17,237
Ratios
Nonaccrual loans to total loans	0.41%	0.58%	0.54%	0.57%	0.61%
NPAs to total loans plus OREO and repossessed assets	0.48%	0.66%	0.66%	0.71%	0.71%
NPAs to total assets	0.34%	0.46%	0.46%	0.49%	0.50%
Allowance for credit losses on loans to nonaccrual loans	293.09%	221.92%	245.16%	246.02%	247.45%

Table 10 Nonperforming Assets (continued)

($ in Thousands)	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Accruing loans 30-89 days past due
PPP	$1,475	$1	$83	$568	$—
Commercial and industrial	167	1,085	632	1,229	258
Commercial real estate — owner occupied	—	198	163	30	47
Commercial and business lending	1,642	1,284	878	1,827	306
Commercial real estate — investor	5,484	—	616	17,021	391
Real estate construction	—	—	1,620	—	117
Commercial real estate lending	5,484	—	2,236	17,021	509
Total commercial	7,126	1,284	3,114	18,848	814
Residential mortgage	5,315	4,957	6,169	7,095	5,015
Auto finance	2,906	949	11	10	38
Home equity	2,961	4,207	3,711	2,931	2,472
Other consumer	1,365	1,232	2,307	1,272	1,036
Total consumer	12,547	11,345	12,198	11,308	8,562
Total accruing loans 30-89 days past due	$19,673	$12,629	$15,312	$30,156	$9,376
Potential problem loans
PPP(b)	$47	$54	$2,000	$4,160	$8,695
Asset-based lending & equipment finance(c)	19,813	19,057	17,697	—	—
Commercial and industrial	84,785	93,396	120,561	124,990	77,064
Commercial real estate — owner occupied	38,628	24,005	26,723	21,241	17,828
Commercial and business lending	143,273	136,513	166,981	150,391	103,587
Commercial real estate — investor	132,635	130,792	106,138	78,962	71,613
Real estate construction	82	200	21,408	19,187	16,465
Commercial real estate lending	132,717	130,992	127,546	98,150	88,078
Total commercial	275,990	267,505	294,527	248,541	191,665
Residential mortgage	3,297	3,032	2,214	2,374	3,024
Home equity	188	156	165	171	1,558
Total consumer	3,486	3,188	2,379	2,546	4,583
Total potential problem loans	$279,475	$270,693	$296,905	$251,087	$196,248
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.
(c) Periods prior to March 31, 2022 do not include equipment finance.
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for May 2022 which was compared to the June 2022 forecast for material updates, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at June 30, 2022 and December 31, 2021 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on historical loss rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in Thousands)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Allowance for Loan Losses
Balance at beginning of period	$280,015	$383,702	$279,058	$280,015	$290,997	$318,811	$352,938
Provision for loan losses	(1,000)	(55,500)	2,000	(3,000)	(4,500)	(20,000)	(29,500)
Charge offs	(3,819)	(20,855)	(1,791)	(2,028)	(8,869)	(10,929)	(7,681)
Recoveries	5,576	11,464	1,504	4,072	2,387	3,115	3,054
Net (charge offs) recoveries	1,757	(9,391)	(287)	2,044	(6,482)	(7,814)	(4,628)
Balance at end of period	$280,771	$318,811	$280,771	$279,058	$280,015	$290,997	$318,811
Allowance for Unfunded Commitments
Balance at beginning of period	$39,776	$47,776	$38,776	$39,776	$41,276	$45,276	$50,776
Provision for unfunded commitments	(3,000)	(2,500)	(2,000)	(1,000)	(1,500)	(4,000)	(5,500)
Balance at end of period	$36,776	$45,276	$36,776	$38,776	$39,776	$41,276	$45,276
Allowance for credit losses on loans	$317,547	$364,087	$317,547	$317,835	$319,791	$332,273	$364,087
Provision for credit losses on loans	(4,000)	(58,000)	—	(4,000)	(6,000)	(24,000)	(35,000)
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(a)	$—	$294	$—	$—	$27	$91	$261
Commercial and industrial	1,410	2,406	(444)	1,854	(6,669)	(9,149)	1,072
Commercial real estate — owner occupied	7	9	4	3	4	106	5
Commercial and business lending	1,417	2,709	(440)	1,857	(6,638)	(8,951)	1,338
Commercial real estate — investor	—	(11,475)	—	—	109	181	(5,589)
Real estate construction	33	52	2	32	52	18	23
Commercial real estate lending	33	(11,423)	2	32	162	199	(5,566)
Total commercial	1,450	(8,715)	(439)	1,889	(6,476)	(8,752)	(4,228)
Residential mortgage	508	(332)	220	288	(6)	300	(223)
Auto finance	(10)	12	(14)	4	(11)	8	3
Home equity	776	681	461	315	546	959	337
Other consumer	(967)	(1,038)	(516)	(451)	(534)	(329)	(517)
Total consumer	306	(676)	151	155	(6)	938	(400)
Total net (charge offs) recoveries	$1,757	$(9,391)	$(287)	$2,044	$(6,482)	$(7,814)	$(4,628)
Ratios
Allowance for credit losses on loans to total loans	1.20%	1.52%	1.20%	1.30%	1.32%	1.41%	1.52%
Allowance for credit losses on loans to net charge offs (annualized)	N/M	19.2x	N/M	N/M	12.4x	10.7x	19.6x
Loan Evaluation Method for ACLL
Individually evaluated for impairment			$10,068	$13,625	$15,194	$19,913	$29,352
Collectively evaluated for impairment			307,480	304,210	304,597	312,359	334,734
Total ACLL			$317,547	$317,835	$319,791	$332,273	$364,087
Loan Balance
Individually evaluated for impairment			$81,457	$110,445	$115,643	$131,484	$141,817
Collectively evaluated for impairment			26,413,241	24,421,481	24,109,306	23,490,189	23,805,719
Total loan balance			$26,494,698	$24,531,926	$24,224,949	$23,621,673	$23,947,536
N/M = Not Meaningful
(a) Periods prior to March 31, 2022 do not include equipment finance.

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(b)	—	46	—	—	9	36	87
Commercial and industrial	4	6	(2)	10	(34)	(47)	6
Commercial real estate — owner occupied	—	—	—	—	—	5	—
Commercial and business lending	3	6	(2)	8	(29)	(40)	6
Commercial real estate — investor	—	(54)	—	—	1	2	(52)
Real estate construction	—	1	—	1	1	—	1
Commercial real estate lending	—	(37)	—	—	1	1	(36)
Total commercial	2	(11)	(1)	5	(17)	(23)	(11)
Residential mortgage	1	(1)	1	2	—	2	(1)
Auto finance	—	27	(1)	1	(9)	43	15
Home equity	27	21	32	22	36	61	21
Other consumer	(66)	(72)	(70)	(62)	(71)	(44)	(72)
Total consumer	1	(2)	1	1	—	4	(2)
Total net (charge offs) recoveries	1	(8)	—	3	(11)	(13)	(8)
(a) Annualized ratio of net charge offs to average loans by loan type.
(b) Periods prior to March 31, 2022 do not include equipment finance.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Potential problem loans decreased $17 million, or 6%, from December 31, 2021, and increased $83 million, or 42%, from June 30, 2021. The decrease from December 31, 2021 was primarily driven by commercial and industrial and real estate construction lending, partially offset by increases in CRE-investor and CRE-owner occupied lending. The increase from June 30, 2021 was primarily driven by increases in CRE-investor, CRE-owner occupied, and asset-based lending. These increases were partially offset by a decrease in real estate construction lending. See Table 10 for additional information regarding potential problem loans.
•Total nonaccrual loans decreased $22 million, or 17%, from December 31, 2021, and decreased $39 million, or 26%, from June 30, 2021. The decrease from December 31, 2021 was primarily due to decreases in CRE-investor and commercial and industrial lending. The decrease from June 30, 2021 was primarily driven by decreases in commercial and industrial, CRE-investor, and residential mortgage lending. See Note 7 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs (recoveries) decreased $11 million from June 30, 2021 to a recovery position, primarily driven by no charge offs in the CRE-investor portfolio in the current period, combined with net recoveries in the commercial and industrial, home equity, and residential mortgage portfolios. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at June 30, 2022.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Jun 30, 2022		Mar 31, 2022		Dec 31, 2021		Sep 30, 2021		Jun 30, 2021
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$8,085,702	28%	$8,315,699	29%	$8,504,077	30%	$8,170,105	29%	$7,999,143	29%
Savings	4,708,156	16%	4,661,232	16%	4,410,198	15%	4,278,453	15%	4,182,651	15%
Interest-bearing demand	6,789,722	24%	6,616,767	23%	7,019,782	25%	6,407,844	23%	5,969,285	22%
Money market	7,769,415	27%	7,522,797	26%	7,185,111	25%	7,583,978	27%	7,640,825	28%
Time deposits	1,223,581	4%	1,288,913	5%	1,347,262	5%	1,410,886	5%	1,472,395	5%
Total deposits	$28,576,577	100%	$28,405,409	100%	$28,466,430	100%	$27,851,266	100%	$27,264,299	100%
Customer funding(a)	296,440		299,301		354,142		322,081		226,160
Total deposits and customer funding	$28,873,017		$28,704,710		$28,820,572		$28,173,348		$27,490,459
Network transaction deposits(b)	$891,902		$762,680		$766,965		$929,174		$871,603
Net deposits and customer funding (total deposits and customer funding, excluding network transaction deposits)	27,981,114		27,942,029		28,053,607		27,244,174		26,618,856
Time deposits of more than $250,000	180,705		209,208		215,100		223,075		232,035
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.
•Total deposits, which are the Corporation's largest source of funds, increased $110 million from December 31, 2021, and increased $1.3 billion, or 5%, from June 30, 2021.
•Time deposits decreased $124 million, or 9%, from December 31, 2021, and decreased $249 million, or 17%, from June 30, 2021, due to the maturity of time deposits.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2022, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations under a stressed scenario.
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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of June 30, 2022, the Bank had $1.3 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2022, the Bank had $645 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $23 million was outstanding as of June 30, 2022.

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
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at June 30, 2022 are displayed below:
Table 14 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable
For the six months ended June 30, 2022, net cash provided by operating and financing activities was $489 million and $2.0 billion, respectively, while net cash used in investing activities was $2.7 billion, for a net decrease in cash and cash equivalents of $158 million since year-end 2021. At June 30, 2022, assets of $37.2 billion increased $2.1 billion, or 6%, from year-end 2021, primarily due to loan growth. On the funding side, deposits of $28.6 billion increased $110 million from year-end 2021 and FHLB advances increased $1.6 billion to fund loan growth.
For the six months ended June 30, 2021, net cash provided by operating, investing, and financing activities was $230 million, $249 million, and $577 million, respectively, for a net increase in cash and cash equivalents of $1.1 billion from year-end 2020. At June 30, 2021, assets of $34.2 billion increased $733 million, or 2%, from year-end 2020, primarily driven by a $1.0 billion increase in interest-bearing deposits in other financial institutions, partially offset by a $504 million, or 2%, decrease in loans. On the funding side, deposits of $27.3 billion increased $782 million, or 3%, from year-end 2020 related to deposit inflows from government stimulus programs.
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

Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first six months of 2022.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at June 30, 2022.
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
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Jun 30, 2022		Dec 31, 2021
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	5.4%	4.1%	5.0%	5.4%
200 bp increase in interest rates	10.8%	8.2%	10.6%	11.7%
At June 30, 2022, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Jun 30, 2022	Dec 31, 2021
Instantaneous Rate Change
100 bp increase in interest rates	(3.0)%	(1.8)%
200 bp increase in interest rates	(6.0)%	(3.7)%
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
Additionally, the Corporation has been monitoring its volume of commercial credits and derivatives tied to LIBOR. In 2021, the Corporation began prioritizing SOFR, Prime and Ameribor as the preferred alternative reference rates and ceased booking LIBOR based commitments after the end of 2021. Loans with a maturity after June 2023 are being reviewed and monitored to ensure there is appropriate fallback language in place when LIBOR is no longer published. Loans with a maturity date before that time should naturally mature and be re-underwritten with an appropriate alternative index rate.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2022, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in Thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$987,686	$191,715	$44,175	$5	$1,223,581
Short-term funding	9	705,620	—	—	—	705,620
FHLB advances	9	2,050,140	400,633	605,227	202,039	3,258,039
Other long-term funding	9	84	249,485	181	69	249,820
Operating leases	18	6,112	10,106	7,219	6,191	29,627
Total		$3,749,642	$851,939	$656,802	$208,304	$5,466,687
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At June 30, 2022, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 18 Capital Ratios

	YTD		Quarter Ended
($ in Thousands)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Risk-based Capital(a)
CET1			$2,896,675	$2,837,789	$2,808,289	$2,779,943	$2,790,392
Tier 1 capital			3,089,593	3,030,579	3,001,074	2,972,622	3,080,015
Total capital			3,506,864	3,448,108	3,570,026	3,550,556	3,655,411
Total risk-weighted assets			29,863,512	27,780,642	27,242,735	26,303,703	26,072,881
Modified CECL transitional amount			67,276	67,276	89,702	92,822	100,776
CET1 capital ratio			9.70%	10.22%	10.31%	10.57%	10.70%
Tier 1 capital ratio			10.35%	10.91%	11.02%	11.30%	11.81%
Total capital ratio			11.74%	12.41%	13.10%	13.50%	14.02%
Tier 1 leverage ratio			8.87%	8.86%	8.83%	8.81%	9.23%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets			10.63%	11.30%	11.47%	11.60%	12.03%
Dividend payout ratio(b)	38.46%	31.58%	35.71%	41.67%	40.82%	35.71%	32.14%
Return on average assets	0.92%	1.10%	0.97%	0.86%	0.87%	1.01%	1.06%
Annualized noninterest expense / average assets	2.02%	2.07%	2.04%	2.00%	2.06%	2.03%	2.04%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2022.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
($ in Thousands)	Jun 30, 2022	Jun 30, 2021	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets			7.23%	7.68%	7.86%	7.92%	8.04%
Return on average equity	8.20%	9.08%	8.85%	7.55%	7.62%	8.63%	8.84%
Return on average tangible common equity	12.27%	13.86%	13.29%	11.26%	11.34%	12.97%	13.44%
Return on average CET1	11.03%	12.87%	11.77%	10.27%	10.50%	12.11%	12.51%
Return on average tangible assets	0.97%	1.16%	1.03%	0.90%	0.92%	1.07%	1.12%
Average stockholders' equity / average assets	11.17%	12.10%	11.02%	11.33%	11.43%	11.74%	12.01%
Tangible common equity reconciliation(a)
Common equity			$3,766,187	$3,755,092	$3,831,658	$3,801,766	$3,819,852
Goodwill and other intangible assets, net			(1,158,680)	(1,160,883)	(1,163,085)	(1,165,288)	(1,167,491)
Tangible common equity			$2,607,507	$2,594,209	$2,668,573	$2,636,478	$2,652,361
Tangible assets reconciliation(a)
Total assets			$37,235,990	$34,955,900	$35,104,253	$34,439,666	$34,152,625
Goodwill and other intangible assets, net			(1,158,680)	(1,160,883)	(1,163,085)	(1,165,288)	(1,167,491)
Tangible assets			$36,077,310	$33,795,017	$33,941,167	$33,274,378	$32,985,134
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,768,621	$3,769,463	$3,743,919	$3,793,597	$3,810,668	$3,807,083	$3,788,237
Goodwill and other intangible assets, net	(1,161,114)	(1,171,679)	(1,160,035)	(1,162,204)	(1,164,394)	(1,166,589)	(1,168,774)
Tangible common equity	2,607,507	2,597,783	2,583,884	2,631,393	2,646,273	2,640,494	2,619,464
Modified CECL transitional amount	67,276	110,778	67,276	67,276	90,528	97,420	105,961
Accumulated other comprehensive loss (income)	125,566	(4,218)	170,253	80,383	18,513	(5,320)	(3,111)
Deferred tax assets, net	39,241	40,260	39,072	39,411	39,640	39,893	39,915
Average CET1	$2,839,591	$2,744,603	$2,860,485	$2,818,464	$2,794,954	$2,772,487	$2,762,229
Average tangible assets reconciliation(a)
Total assets	$35,467,853	$34,033,816	$35,732,583	$35,200,182	$35,016,159	$34,759,489	$34,379,647
Goodwill and other intangible assets, net	(1,161,114)	(1,171,679)	(1,160,035)	(1,162,204)	(1,164,394)	(1,166,589)	(1,168,774)
Tangible assets	$34,306,740	$32,862,137	$34,572,548	$34,037,978	$33,851,765	$33,592,900	$33,210,873
Adjusted net income reconciliation(b)
Net income	$161,086	$185,307	$86,824	$74,262	$76,877	$88,809	$91,007
Other intangible amortization, net of tax	3,304	3,329	1,652	1,652	1,652	1,652	1,652
Adjusted net income	$164,390	$188,637	$88,476	$75,914	$78,529	$90,461	$92,659
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$155,336	$175,226	$83,949	$71,387	$74,002	$84,655	$86,131
Other intangible amortization, net of tax	3,304	3,329	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity	$158,640	$178,555	$85,601	$73,039	$75,654	$86,307	$87,784
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	63.51%	66.26%	61.53%	65.71%	67.36%	65.43%	66.81%
Fully tax-equivalent adjustment	(1.05)%	(1.02)%	(0.98)%	(1.13)%	(1.10)%	(1.01)%	(1.07)%
Other intangible amortization	(0.80)%	(0.85)%	(0.76)%	(0.84)%	(0.82)%	(0.83)%	(0.87)%
Fully tax-equivalent efficiency ratio	61.68%	64.40%	59.80%	63.76%	65.46%	63.61%	64.88%
Provision for unfunded commitments adjustment	0.53%	0.47%	0.67%	0.37%	0.55%	1.48%	2.14%
Asset gains, net adjustment	0.21%	0.59%	0.34%	0.05%	0.24%	1.29%	—%
Acquisitions, branch sales, and initiatives	—%	0.12%	—%	—%	(1.43)%	(0.91)%	0.01%
Adjusted efficiency ratio	62.42%	65.58%	60.82%	64.18%	64.82%	65.46%	67.02%
(a) Tangible common equity and tangible assets exclude goodwill and other intangible assets, net.
(b) Adjusted net income and adjusted net income available to common equity, which are used in the calculation of return on average tangible assets and return on average tangible common equity, respectively, add back other intangible amortization, net of tax.
(c) These capital measurements are used by management, regulators, investors, and analysts to assess, monitor and compare the quality and composition of our capital with the capital of other financial services companies.
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains (losses), net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs, and announced initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, asset gains (losses), net, and gain on sale of branches, net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs, provision for unfunded commitments, asset gains (losses), net, branch sales, and announced initiatives.

Sequential Quarter Results
The Corporation reported net income of $87 million for the second quarter of 2022, compared to net income of $74 million for the first quarter of 2022. Net income available to common equity was $84 million for the second quarter of 2022, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2022 was $71 million, or $0.48 for basic and $0.47 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2022 was $221 million, $29 million, or 15%, higher than the first quarter of 2022. The net interest margin in the second quarter of 2022 was up 29 bp to 2.71%. The increase in net interest income and net interest margin was due to higher interest on earning assets due to the Federal Reserve increasing their federal funds target rate. Average earning assets increased $625 million, or 2%, to $32.6 billion in the second quarter of 2022. Average loans increased $1.3 billion, or 5%. On the funding side, FHLB advances increased $813 million, or 50%, and total interest-bearing deposits decreased $294 million, or 1% (see Table 2).
The provision for credit losses had a negligible release for the second quarter of 2022, compared to a release of $4 million for the first quarter of 2022 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2022 was $75 million, up $1 million, or 1%, from the first quarter of 2022, driven by higher bank owned life insurance policy redemptions and card-based fees, partially offset by lower mortgage banking, net income (see Table 3).
Noninterest expense for the second quarter of 2022 was $181 million, up $8 million, or 5%, from the first quarter of 2022, driven by higher personnel expenses (see Table 4).
For the second quarter of 2022, the Corporation recognized income tax expense of $23 million, compared to income tax expense of $19 million for the first quarter of 2022. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results
The Corporation reported net income of $87 million for the second quarter of 2022, compared to $91 million for the second quarter of 2021. Net income available to common equity was $84 million for the second quarter of 2022, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2021 was $86 million, or $0.56 for both basic and diluted earnings per share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2022 was $221 million, $37 million, or 20%, higher than the second quarter of 2021. The net interest margin between the comparable quarters was up 34 bp, to 2.71% in the second quarter of 2022. The increase in net interest income and net interest margin was due to higher interest on earning assets due to the Federal Reserve increasing their federal funds target rate. Average earning assets increased $1.6 billion, or 5%, to $32.6 billion in the second quarter of 2022 as average loans increased $1.3 billion, or 5%, and investments and other increased by $287 million, or 4%. On the funding side, average interest-bearing deposits increased $636 million, or 3%, from the second quarter of 2021, due to increases in lower cost deposits, partially offset by a decrease in higher cost deposits. Average short and long-term funding increased $769 million, or 32% (see Table 2), primarily driven by an increase in FHLB advances.
The provision for credit losses had a negligible release for the second quarter of 2022, compared to a release of $35 million for the second quarter of 2021, as a result of improving credit quality within the loan portfolio (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2022 was $75 million, up $2 million, or 3%, compared to the second quarter of 2021, primarily due to higher capital markets, net (see Table 3).
Noninterest expense increased $7 million, or 4%, to $181 million for the second quarter of 2022 primarily due to higher personnel expenses (see Table 4).
The Corporation recognized income tax expense of $23 million for the second quarter of 2022, compared to an income tax expense of $22 million for the second quarter of 2021. See section Income Taxes for a detailed discussion on income taxes.

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
Table 20 Selected Segment Financial Data

	Three Months Ended Jun 30,			Six Months Ended Jun 30,
($ in Thousands)	2022	2021	% Change	2022	2021	% Change
Corporate and Commercial Specialty
Total revenue(a)	$145,191	$131,643	10%	$282,139	$267,803	5%
Provision for credit losses	12,246	15,716	(22)%	24,900	32,395	(23)%
Noninterest expense	56,847	53,902	5%	113,406	109,349	4%
Income tax expense	13,919	11,214	24%	26,232	23,106	14%
Net income	62,179	50,812	22%	117,601	102,953	14%
Average earning assets	15,083,176	14,024,769	8%	14,751,601	14,037,418	5%
Average loans	15,079,176	14,023,611	8%	14,748,739	14,036,707	5%
Average deposits	8,752,899	8,646,551	1%	9,080,190	8,590,041	6%
Average allocated capital (Average CET1)(b)	1,515,244	1,406,646	8%	1,468,386	1,401,915	5%
Return on average allocated capital(b)	16.46%	14.49%	197 bp	16.15%	14.81%	134 bp
Community, Consumer, and Business
Total revenue	$139,757	$122,437	14%	$261,341	$256,432	2%
Provision for credit losses	4,924	5,279	(7)%	9,580	11,207	(15)%
Noninterest expense	105,139	101,735	3%	203,802	202,086	1%
Income tax expense	6,236	3,239	93%	10,071	9,059	11%
Net income	23,459	12,185	93%	37,888	34,080	11%
Average earning assets	9,784,918	9,379,435	4%	9,481,879	9,496,153	—%
Average loans	9,784,918	9,379,435	4%	9,481,879	9,496,153	—%
Average deposits	18,544,542	17,825,851	4%	18,479,893	17,469,726	6%
Average allocated capital (Average CET1)(b)	593,296	543,810	9%	554,137	556,549	—%
Return on average allocated capital(b)	15.86%	8.99%	N/M	13.79%	12.35%	144 bp
Risk Management and Shared Services
Total revenue	$6,656	$(1,123)	N/M	$10,339	$(33)	N/M
Provision for credit losses	(17,172)	(55,999)	(69)%	(38,472)	(101,610)	(62)%
Noninterest expense	19,434	18,839	3%	37,505	38,386	(2)%
Income tax expense	3,209	8,027	(60)%	5,710	14,917	(62)%
Net income	1,186	28,010	(96)%	5,597	48,274	(88)%
Average earning assets	7,758,257	7,635,545	2%	8,081,928	7,154,263	13%
Average loans	534,069	695,568	(23)%	520,924	747,114	(30)%
Average deposits	873,301	998,231	(13)%	847,656	1,079,669	(21)%
Average allocated capital (Average CET1)(b)	751,945	811,773	(7)%	817,067	786,139	4%
Return on average allocated capital(b)	(0.90)%	11.43%	N/M	(0.04)%	9.80%	N/M
Consolidated Total
Total revenue(a)	$291,604	$252,957	15%	$553,819	$524,202	6%
Return on average allocated capital(b)	11.77%	12.51%	-74 bp	11.03%	12.87%	-184 bp
N//M = Not meaningful
(a) For the six months ended June 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.
(b) The Federal Reserve establishes capital adequacy requirements for the Corporation, including CET1. For segment reporting purposes, the ROCET1 reflects return on average allocated CET1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

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
•Total revenue increased $14 million from the three and six months ended June 30, 2021 as a result of loan growth and increasing interest rates.
•Provision for credit losses decreased $7 million from the six months ended June 30, 2021 and decreased $3 million from the three months ended June 30, 2021 as a result of improving credit quality.
•Average loans increased $712 million from the six months ended June 30, 2021 and increased $1.1 billion from the three months ended June 30, 2021, primarily driven by growth within the commercial and business lending portfolio.
•Average deposits increased $490 million from the six months ended June 30, 2021 and increased $106 million from the three months ended June 30, 2021, primarily driven by increases in low-cost interest bearing deposits.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Total revenue increased $5 million from the six months ended June 30, 2021 and increased $17 million from the three months ended June 30, 2021 as a result of receiving FTP credit for providing funding for the Corporation's loan growth.
•Provision for credit losses decreased $2 million from the six months ended June 30, 2021 as a result of improving credit quality.
•Average loans increased $405 million from the three months ended June 30, 2021, driven by growth in auto finance lending within the consumer portfolio.
•Average deposits increased $1.0 billion from the six months ended June 30, 2021 and increased $719 million from the three months ended June 30, 2021 as a result of customers holding higher deposit balances in every category except time deposits.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues increased $10 million from the six months ended June 30, 2021 and increased $8 million from the three months ended June 30, 2021, primarily driven by increased interest income as a result of higher investment income due to the current rate environment.
•Provision for credit losses increased $63 million from the six months ended June 30, 2021 and increased $39 million from the three months ended June 30, 2021, driven by larger provision releases during 2021.
•Average earning assets increased $928 million from the six months ended June 30, 2021 and increased $123 million from the three months ended June 30, 2021, driven by investment purchases throughout the past year.
•Average loans decreased $226 million from the six months ended June 30, 2021 and decreased $161 million from the three months ended June 30, 2021, primarily driven by decreases in commercial and business lending.
•Average deposits decreased $232 million from the six months ended June 30, 2021 and decreased $125 million from the three months ended June 30, 2021, primarily driven by decreases in network deposits.
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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in the yield curve to increase the fair value of our servicing rights by $4 million and decrease the value of the hedge by $3 million. Likewise, we expect a 50 basis point decrease in the yield curve to decrease the fair value of our servicing rights by $4 million and increase the value of our hedge by $4 million.
Recent Developments
On July 26, 2022, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.20 per common share, payable on September 15, 2022 to shareholders of record at the close of business on September 1, 2022. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on September 15, 2022 to shareholders of record at the close of business on September 1, 2022. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on September 15, 2022 to shareholders of record at the close of business on September 1, 2022.

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
As of June 30, 2022, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2022.
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
The following risk factors supplement the Risk Factors described in the Corporation’s 2021 Annual Report on Form 10-K and in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and should be read in conjunction therewith.
Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition. Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Since March of 2022, the FOMC of the Federal Reserve has raised the target range for the federal funds rate on three separate occasions, resulting in an increase in the target range from 0.00% - 0.25% that prevailed in early March of 2022 to 1.50% - 1.75% at the June 2022 FOMC meeting. At the July 2022 FOMC meeting, the target rate was increased again to 2.25% - 2.50%. The FOMC—citing specifically the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure—has signaled that it anticipates additional increases in the target range will be appropriate. Increases to prevailing interest rates could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets.
The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as noted above as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output by 2023 if not earlier. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. The Office of the Comptroller of the Currency recently reported that although residential real estate values have continued to rise in many markets, the rate of appreciation has slowed in recent quarters. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. Moreover, while CRE values have stabilized as demand has returned to pre-pandemic levels in several markets, the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In each case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2022, the Corporation repurchased approximately $884,000 of common stock, or approximately 43,000 shares, all of which were repurchases related to tax withholding on equity compensation with no open market purchases during the quarter. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2022 - April 30, 2022	39,864	$20.61	—	—
May 1, 2022 - May 31, 2022	2,525	19.96	—	—
June 1, 2022 - June 30, 2022	614	18.93	—	—
Total	43,003	$20.55	—	4,361,770
(a) During the second quarter of 2022, the Corporation repurchased 43,003 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At June 30, 2022, there remained $80 million authorized to be repurchased in the aggregate. Approximately 4.4 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on June 30, 2022.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (10.1), Offer Letter Agreement between Associated Banc-Corp and Derek Meyer, dated May 27, 2022, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated June 15, 2022.

Exhibit (10.2), Offer Letter Agreement between Associated Banc-Corp and Bryan Carson, dated May 31, 2022.
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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: July 28, 2022	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: July 28, 2022	/s/ Christopher J. Del Moral-Niles
Christopher J. Del Moral-Niles
Chief Financial Officer

Date: July 28, 2022	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer