Form 10-Q
period 2022-09-30
ASSOCIATED BANC-CORP
filed 2022-10-27
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2022

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 24, 2022 was 150,359,198.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ARRC	Alternative Reference Rate Committee
ASC	Accounting Standards Codification
Associated / the Company / Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PPP	Paycheck Protection Program

RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
TDRs	Troubled Debt Restructurings
Whitnell	Whitnell & Co.
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Sep 30, 2022	Dec 31, 2021
(In Thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$386,231	$343,831
Interest-bearing deposits in other financial institutions	112,173	681,684
Federal funds sold and securities purchased under agreements to resell	4,015	—
AFS investment securities, at fair value	2,487,312	4,332,015
HTM investment securities, net, at amortized cost	3,951,491	2,238,947
Equity securities	24,879	18,352
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	279,334	168,281
Residential loans held for sale	51,134	136,638
Loans	27,817,280	24,224,949
Allowance for loan losses	(292,904)	(280,015)
Loans, net	27,524,376	23,944,934
Tax credit and other investments	275,247	293,733
Premises and equipment, net	379,462	385,173
Bank and corporate owned life insurance	677,129	680,021
Goodwill	1,104,992	1,104,992
Other intangible assets, net	51,485	58,093
Mortgage servicing rights, net(a)	78,352	54,862
Interest receivable	115,782	80,528
Other assets	546,214	582,168
Total assets	$38,049,607	$35,104,253
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$8,224,579	$8,504,077
Interest-bearing deposits	20,974,003	19,962,353
Total deposits	29,198,581	28,466,430
Federal funds purchased and securities sold under agreements to repurchase	276,674	319,532
Commercial paper	7,687	34,730
FHLB advances	3,777,478	1,621,047
Other long-term funding	249,484	249,324
Allowance for unfunded commitments	39,776	39,776
Accrued expenses and other liabilities	545,976	348,560
Total liabilities	$34,095,656	$31,079,399
Stockholders’ Equity
Preferred equity	$194,112	$193,195
Common equity
Common stock	$1,752	$1,752
Surplus	1,710,075	1,713,851
Retained earnings	2,830,877	2,672,601
Accumulated other comprehensive (loss)	(255,391)	(10,317)
Treasury stock, at cost	(527,473)	(546,229)
Total common equity	3,759,840	3,831,658
Total stockholders’ equity	3,953,952	4,024,853
Total liabilities and stockholders’ equity	$38,049,607	$35,104,253
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,328,196	149,342,641
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(In Thousands, except per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans	$275,666	$174,643	$643,239	$522,920
Interest and dividends on investment securities
Taxable	19,221	8,745	54,009	24,600
Tax-exempt	16,538	14,613	49,025	43,141
Other interest	3,284	2,281	7,696	5,802
Total interest income	314,708	200,282	753,969	596,462
Interest expense
Interest on deposits	26,000	4,427	37,590	14,945
Interest on federal funds purchased and securities sold under agreements to repurchase	756	48	1,200	103
Interest on other short-term funding	1	8	2	21
Interest on FHLB advances	20,792	8,962	38,663	27,979
Interest on long-term funding	2,722	3,163	8,182	14,323
Total interest expense	50,270	16,607	85,637	57,371
Net interest income	264,439	183,675	668,332	539,092
Provision for credit losses	16,998	(24,010)	13,006	(82,018)
Net interest income after provision for credit losses	247,440	207,685	655,326	621,110
Noninterest income
Wealth management fees	19,984	22,110	63,719	67,229
Service charges and deposit account fees	15,029	16,962	48,392	47,366
Card-based fees	11,479	11,113	32,847	31,838
Other fee-based revenue	4,487	3,929	12,613	12,769
Capital markets, net	7,675	7,114	24,331	20,928
Mortgage banking, net	2,098	10,657	16,635	42,710
Bank and corporate owned life insurance	1,827	2,760	8,004	8,551
Asset gains, net	18	5,228	1,883	10,024
Investment securities gains (losses), net	5,664	—	5,676	(16)
Gains on sale of branches, net(a)	—	—	—	1,038
Other	2,527	2,205	6,613	8,425
Total noninterest income	70,788	82,076	220,713	250,862
Noninterest expense
Personnel	118,243	107,880	335,720	318,900
Technology	22,694	19,927	65,401	60,902
Occupancy	13,717	15,814	43,948	46,649
Business development and advertising	6,778	6,156	17,388	15,522
Equipment	4,921	5,200	14,841	16,199
Legal and professional	4,159	4,304	14,118	17,495
Loan and foreclosure costs	1,631	1,616	5,121	6,508
FDIC assessment	5,800	5,000	16,300	13,350
Other intangible amortization	2,203	2,203	6,608	6,642
Other	15,645	9,793	31,057	25,547
Total noninterest expense	195,791	177,892	550,503	527,713
Income before income taxes	122,438	111,870	325,536	344,259
Income tax expense	26,163	23,060	68,176	70,142
Net income	96,275	88,809	257,360	274,117
Preferred stock dividends	2,875	4,155	8,625	14,236
Net income available to common equity	$93,400	$84,655	$248,735	$259,880
Earnings per common share
Basic	$0.62	$0.56	$1.66	$1.70
Diluted	$0.62	$0.56	$1.65	$1.69
Average common shares outstanding
Basic	149,321	150,046	149,063	151,473
Diluted	150,262	151,143	150,205	152,701
Numbers may not sum due to rounding.
(a) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Net income	$96,275	$88,809	$257,360	$274,117
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized (losses)	(100,092)	(19,827)	(268,413)	(35,829)
Unrealized (losses) on AFS securities transferred to HTM securities	—	—	(67,604)	—
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,888	172	7,269	1,335
Reclassification adjustment for net losses (gains) realized in net income	—	—	(12)	16
Income tax benefit	24,810	4,975	83,906	8,548
Other comprehensive (loss) on AFS securities	(72,394)	(14,681)	(244,854)	(25,930)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(82)	(37)	(244)	(111)
Amortization of actuarial loss	347	1,346	494	3,446
Income tax (expense)	(474)	(330)	(470)	(836)
Other comprehensive income (loss) on pension and postretirement obligations	(209)	979	(221)	2,498
Total other comprehensive (loss)	(72,603)	(13,702)	(245,074)	(23,431)
Comprehensive income	$23,672	$75,107	$12,286	$250,685
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In Thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2021	$193,195	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(a)	—	—	—	1,713	—	—	1,713
Total shareholder's equity at beginning of period, as adjusted	193,195	1,752	1,713,851	2,674,314	(10,317)	(546,229)	4,026,566
Comprehensive (loss):
Net income	—	—	—	74,262	—	—	74,262
Other comprehensive income (loss)	—	—	—	—	(126,708)	—	(126,708)
Comprehensive (loss)							(52,445)
Common stock issued
Stock-based compensation plans, net	—	—	(11,911)	—	—	18,565	6,654
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,193)	(5,193)
Cash dividends
Common stock, $0.20 per share	—	—	—	(30,583)	—	—	(30,583)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,164	—	—	—	6,164
Balance, March 31, 2022	$193,195	$1,752	$1,708,104	$2,715,118	$(137,024)	$(532,858)	$3,948,287

Comprehensive income:
Net income	—	—	—	86,824	—	—	86,824
Other comprehensive income (loss)	—	—	—	—	(45,764)	—	(45,764)
Comprehensive income							41,060
Common stock issued:
Stock-based compensation plans, net	—	—	(1,771)	—	—	1,910	139
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(884)	(884)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,331)	—	—	(30,331)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,986	—	—	—	3,986
Balance, June 30, 2022	$193,195	$1,752	$1,710,319	$2,768,736	$(182,788)	$(531,832)	$3,959,382

Comprehensive income:
Net income	—	—	—	96,275	—	—	96,275
Other comprehensive income (loss)	—	—	—	—	(72,603)	—	(72,603)
Comprehensive income							23,672
Common stock issued:
Stock-based compensation plans, net	—	—	(3,274)	—	—	4,540	1,266
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(181)	(181)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,342)	—	—	(30,342)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,030	—	—	—	3,030
Other	916	—	—	(916)	—	—	—
Balance, September 30, 2022	$194,112	$1,752	$1,710,075	$2,830,877	$(255,391)	$(527,473)	$3,953,952
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

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
($ in Thousands)	2022	2021
Cash Flow From Operating Activities
Net income	$257,360	$274,117
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	13,006	(82,018)
Depreciation and amortization	33,743	36,109
Change in MSRs valuation(a)	(22,348)	(12,231)
Amortization of other intangible assets	6,608	6,642
Amortization and accretion on earning assets, funding, and other, net	13,280	12,184
Net amortization of tax credit investments	25,916	25,196
Losses (gains) on sales of investment securities, net	(260)	16
Asset (gains), net	(1,883)	(10,024)
(Gains) on sale of branches, net	—	(1,038)
(Gain) loss on mortgage banking activities, net	5,712	(32,304)
Mortgage loans originated and acquired for sale	(535,694)	(1,345,158)
Proceeds from sales of mortgage loans held for sale	619,940	1,348,006
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(35,254)	11,252
(Decrease) increase in interest payable	1,795	(13,287)
(Decrease) increase in expense payable	(17,994)	24,509
Decrease in net derivative position	320,972	82,122
Net change in other assets and other liabilities	37,430	40,049
Net cash provided by operating activities	722,330	364,141
Cash Flow From Investing Activities
Net decrease (increase) in loans	(3,595,331)	804,497
Purchases of
AFS securities	(511,401)	(1,985,700)
HTM securities	(245,826)	(250,259)
Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	(111,057)	(9)
Premises, equipment, and software, net of disposals	(45,441)	(34,337)
Proceeds from
Sales of AFS and equity securities	1,320	158,743
Prepayments, calls, and maturities of AFS securities	392,275	927,053
Prepayments, calls, and maturities of HTM securities	153,163	243,063
Sales, prepayments, calls, and maturities of other assets	31,732	18,149
Net cash received in business segment sale	—	2,415
Net change in tax credit and alternative investments	(50,386)	(45,655)
Net cash (used in) investing activities	(3,980,951)	(162,040)
Cash Flow From Financing Activities
Net increase in deposits	732,347	1,400,162
Net decrease in deposits due to branch sales	—	(31,083)
Net increase (decrease) in short-term funding	(69,902)	70,179
Net increase in short-term FHLB advances	2,583,000	—
Repayment of long-term FHLB advances	(414,004)	(18,276)
Proceeds from long-term FHLB advances	1,838	6,576
(Repayment) proceeds of finance lease principal	327	(1,056)
Repayment of senior notes	—	(300,000)
Proceeds from issuance of common stock for stock-based compensation plans	8,059	18,629
Redemption of preferred shares	—	(164,458)
Purchase of treasury stock, open market purchases	—	(107,943)
Purchase of treasury stock, stock-based compensation plans	(6,259)	(4,562)
Cash dividends on common stock	(91,256)	(86,238)
Cash dividends on preferred stock	(8,625)	(14,236)
Net cash provided by financing activities	2,735,525	767,695
Net increase (decrease) in cash and cash equivalents	(523,096)	969,796
Cash and cash equivalents at beginning of period	1,025,515	716,048
Cash and cash equivalents at end of period(b)	$502,419	$1,685,843
Numbers may not sum due to rounding.
(a) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(b) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
($ in Thousands)	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$83,337	$69,470
Cash paid for income and franchise taxes	6,087	56,262
Loans and bank premises transferred to OREO	5,052	33,794
Capitalized mortgage servicing rights	6,316	11,761
Loans transferred from held for sale into portfolio, net	1,789	10,071
Transfer of AFS securities to HTM securities	1,621,990	—
Unsettled trades to purchase securities	4,130	9,855
Write-up of equity securities without readily determinable fair values	5,690	—
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	14,703	—

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
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation did not have any acquisitions during the first nine months of 2022 or during 2021.
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

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period.	1st Quarter 2023	Adoption of this amendment is not expected to have a material impact on the Corporation's results of operation, financial position or liquidity, but will result in additional disclosure requirements related to gross charge offs by vintage year and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Corporation intends to adopt this update prospectively.

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(In Thousands, except per share data)	2022	2021	2022	2021
Net income	$96,275	$88,809	$257,360	$274,117
Preferred stock dividends	(2,875)	(4,155)	(8,625)	(14,236)
Net income available to common equity	$93,400	$84,655	$248,735	$259,880
Common shareholder dividends	(30,149)	(30,323)	(90,647)	(85,604)
Unvested share-based payment awards	(194)	(222)	(609)	(634)
Undistributed earnings	$63,057	$54,109	$157,479	$173,642
Undistributed earnings allocated to common shareholders	$62,648	$53,716	$156,454	$172,436
Undistributed earnings allocated to unvested share-based payment awards	409	393	1,025	1,206
Undistributed earnings	$63,057	$54,109	$157,479	$173,642
Basic
Distributed earnings to common shareholders	$30,149	$30,323	$90,647	$85,604
Undistributed earnings allocated to common shareholders	62,648	53,716	156,454	172,436
Total common shareholders earnings, basic	$92,796	$84,039	$247,102	$258,040
Diluted
Distributed earnings to common shareholders	$30,149	$30,323	$90,647	$85,604
Undistributed earnings allocated to common shareholders	62,648	53,716	156,454	172,436
Total common shareholders earnings, diluted	$92,796	$84,039	$247,102	$258,040
Weighted average common shares outstanding	149,321	150,046	149,063	151,473
Effect of dilutive common stock awards	942	1,096	1,141	1,228
Diluted weighted average common shares outstanding	150,262	151,143	150,205	152,701
Basic earnings per common share	$0.62	$0.56	$1.66	$1.70
Diluted earnings per common share	$0.62	$0.56	$1.65	$1.69
Approximately 3 million anti-dilutive common stock options were excluded from the earnings per common share calculation for the three and nine months ended September 30, 2022 and 2021.
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
A summary of the Corporation’s stock option activity for the nine months ended September 30, 2022 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,814	$20.72	5.96 years	$12,532
Exercised	436	17.61
Forfeited or expired	62	19.83
Outstanding at September 30, 2022	4,316	$21.05	5.14 years	$4,506
Options Exercisable at September 30, 2022	3,735	$21.35	4.82 years	$3,547
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2022, the intrinsic value of stock options exercised was $3 million compared to $6 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the total fair value of stock options vested was $2 million compared to $3 million for the nine months ended September 30, 2021.

The Corporation recognized compensation expense for the vesting of stock options of approximately $587,000 for the nine months ended September 30, 2022, compared to $1 million for the nine months ended September 30, 2021. Compensation expense for the nine months ended September 30, 2022 related to accelerated vesting of stock options for retirement eligible colleagues was immaterial. At September 30, 2022, the Corporation had approximately $563,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
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
The following table summarizes information about the Corporation’s restricted stock awards activity for the nine months ended September 30, 2022:

Restricted Stock Awards	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,635	$19.87
Granted	785	22.91
Vested	948	21.83
Forfeited	109	20.30
Outstanding at September 30, 2022	2,363	$20.91
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2021 and 2022 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2021 and 2022 will vest ratably over a period of four years. Expense for restricted stock awards of $13 million was recorded for the nine months ended September 30, 2022 and $11 million was recorded for the nine months ended September 30, 2021. Included in compensation expense for the first nine months of 2022 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $24 million of unrecognized compensation costs related to restricted stock awards at September 30, 2022 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2026.
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

Note 6 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at September 30, 2022 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U. S. Treasury securities	$124,403	$—	$(16,119)	$108,284
Agency securities	15,000	—	(1,601)	13,399
Obligations of state and political subdivisions (municipal securities)	356,539	28	(15,669)	340,898
Residential mortgage-related securities
FNMA / FHLMC	1,882,668	413	(227,020)	1,656,061
GNMA	82,263	—	(4,234)	78,029
Commercial mortgage-related securities
FNMA / FHLMC	19,123	—	(1,837)	17,286
GNMA	111,286	—	(4,192)	107,094
Asset backed securities
FFELP	163,314	—	(4,757)	158,556
SBA	4,797	20	(45)	4,772
Other debt securities	3,000	—	(67)	2,933
Total AFS investment securities	$2,762,393	$461	$(275,542)	$2,487,312
HTM investment securities
U. S. Treasury securities	$998	$—	$(66)	$932
Obligations of state and political subdivisions (municipal securities)	1,737,135	273	(272,360)	1,465,048
Residential mortgage-related securities
FNMA / FHLMC	961,946	32,561	(182,409)	812,099
GNMA	43,168	27	(3,872)	39,323
Private-label	369,711	12,167	(74,906)	306,972
Commercial mortgage-related securities
FNMA/FHLMC	762,377	16,045	(176,822)	601,600
GNMA	76,217	716	(7,147)	69,787
Total HTM investment securities	$3,951,553	$61,791	$(717,582)	$3,295,760
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
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at September 30, 2022, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$9,023	$9,000	$16,969	$16,931
Due after one year through five years	105,078	97,875	32,282	31,668
Due after five years through ten years	347,517	323,983	164,216	157,427
Due after ten years	37,325	34,656	1,524,666	1,259,955
Total debt securities	498,943	465,514	1,738,134	1,465,980
Residential mortgage-related securities
FNMA / FHLMC	1,882,668	1,656,061	961,946	812,099
GNMA	82,263	78,029	43,168	39,323
Private-label	—	—	369,711	306,972
Commercial mortgage-related securities
FNMA / FHLMC	19,123	17,286	762,377	601,600
GNMA	111,286	107,094	76,217	69,787
Asset backed securities
FFELP	163,314	158,556	—	—
SBA	4,797	4,772	—	—
Total investment securities	$2,762,393	$2,487,312	$3,951,553	$3,295,760
Ratio of fair value to amortized cost		90.0%		83.4%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at September 30, 2022:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$998	$—	$—	$—	$998
Obligations of state and political subdivisions (municipal securities)	807,240	920,765	7,972	1,158	1,737,135
Residential mortgage-related securities
FNMA / FHLMC	961,946	—	—	—	961,946
GNMA	43,168	—	—	—	43,168
Private-label	369,711	—	—	—	369,711
Commercial mortgage-related securities
FNMA / FHLMC	762,377	—	—	—	762,377
GNMA	76,217	—	—	—	76,217
Total HTM securities	$3,021,657	$920,765	$7,972	$1,158	$3,951,553
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	702,399	914,591	10,873	896	1,628,759
Residential mortgage-related securities
FNMA / FHLMC	34,347	—	—	—	34,347
GNMA	48,053	—	—	—	48,053
Commercial mortgage-related securities
FNMA / FHLMC	425,937	—	—	—	425,937
GNMA	100,907	—	—	—	100,907
Total HTM securities	$1,312,642	$914,591	$10,873	$896	$2,239,003
The following table summarizes gross realized gains and losses on AFS securities, the gain on sale and net write-up of equity securities, and proceeds from the sale of investment securities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Gross gains on AFS securities	$—	$—	$21	$421
Gross (losses) on AFS securities	—	—	(8)	(437)
Gain on sale and net write-up of equity securities	5,664	—	5,664	—
Investment securities gains (losses), net	$5,664	$—	$5,676	$(16)
Proceeds from sales of investment securities	$248	$—	$1,309	$158,708
During the third quarter of 2022, the Corporation sold its Visa Class B restricted shares obtained in the acquisition of First Staunton, which were carried at a zero-cost basis. The remaining shares, which are carried at fair value, were subsequently written up to reflect the new observable price resulting from that sale.
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
Investment securities with a carrying value of $2.4 billion and $2.3 billion at September 30, 2022 and December 31, 2021, respectively, were pledged to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $16 million and $15 million at September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on AFS securities totaled $8 million and $9 million at September 30, 2022 and December 31, 2021, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both September 30, 2022 and 2021.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both September 30, 2022 and December 31, 2021, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $61,000 at September 30, 2022 and approximately $55,000 at December 31, 2021, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2022:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	1	$(651)	$4,293	6	$(15,468)	$103,991	$(16,119)	$108,284
Agency securities	—	—	—	1	(1,601)	13,399	(1,601)	13,399
Obligations of state and political subdivisions (municipal securities)	605	(15,669)	328,806	—	—	—	(15,669)	328,806
Residential mortgage-related securities
FNMA / FHLMC	68	(109,670)	827,116	40	(117,350)	802,215	(227,020)	1,629,330
GNMA	17	(4,234)	78,029	—	—	—	(4,234)	78,029
Commercial mortgage-related securities
FNMA / FHLMC	1	(1,837)	17,286	—	—	—	(1,837)	17,286
GNMA	36	(4,192)	107,094	—	—	—	(4,192)	107,094
Asset backed securities
FFELP	5	(1,735)	66,349	10	(3,022)	92,207	(4,757)	158,556
SBA	1	—	350	7	(45)	2,218	(45)	2,569
Other debt securities	2	(21)	1,979	1	(46)	954	(67)	2,933
Total	736	$(138,010)	$1,431,302	65	$(137,533)	$1,014,983	$(275,542)	$2,446,286
HTM investment securities
U.S. Treasury securities	1	$(66)	$932	—	$—	$—	$(66)	$932
Obligations of state and political subdivisions (municipal securities)	1,123	(244,555)	1,350,294	29	(27,805)	53,371	(272,360)	1,403,665
Residential mortgage-related securities
FNMA / FHLMC	87	(105,032)	496,903	11	(77,377)	314,998	(182,409)	811,900
GNMA	78	(3,872)	39,323	—	—	—	(3,872)	39,323
Private-label	16	(59,733)	252,382	2	(15,173)	54,590	(74,906)	306,972
Commercial mortgage-related securities
FNMA / FHLMC	13	(76,439)	221,584	30	(100,382)	380,012	(176,822)	601,596
GNMA	13	(5,252)	58,883	1	(1,895)	10,904	(7,147)	69,787
Total	1,331	$(494,950)	$2,420,301	73	$(222,632)	$813,874	$(717,582)	$3,234,175

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at September 30, 2022 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $193 million and $82 million at September 30, 2022 and December 31, 2021, respectively. The Corporation had Federal Reserve Bank stock of $87 million at both September 30, 2022 and December 31, 2021. Accrued interest receivable on FHLB stock totaled $2 million and approximately $975,000 at September 30, 2022 and December 31, 2021, respectively. There was approximately $819,000 of accrued interest receivable on Federal Reserve Bank Stock at September 30, 2022 and none at December 31, 2021. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. At September 30, 2022 and December 31, 2021, the Corporation had equity securities with readily determinable fair values of $6 million and $5 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values, which primarily consists of Visa Class B restricted shares, was carried at $19 million and $14 million at September 30, 2022 and December 31, 2021, respectively.

Note 7 Loans
The period end loan composition was as follows:

($ in Thousands)	Sep 30, 2022	Dec 31, 2021
PPP	$1,050	$66,070
Asset-based lending & equipment finance(a)	380,830	178,027
Commercial and industrial	9,190,045	8,208,289
Commercial real estate — owner occupied	999,786	971,326
Commercial and business lending	10,571,711	9,423,711
Commercial real estate — investor	5,064,289	4,384,569
Real estate construction	1,835,159	1,808,976
Commercial real estate lending	6,899,449	6,193,545
Total commercial	17,471,159	15,617,256
Residential mortgage	8,314,902	7,567,310
Auto finance	1,117,136	143,045
Home equity	612,608	595,615
Other consumer	301,475	301,723
Total consumer	10,346,121	8,607,693
Total loans	$27,817,280	$24,224,949
(a) Dec 31, 2021 does not include equipment finance.

Accrued interest receivable on loans totaled $88 million at September 30, 2022, and $55 million at December 31, 2021, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $189,000 and $328,000 for the three and nine months ended September 30, 2022, respectively, and approximately $91,000 and $329,000 for the three and nine months ended September 30, 2021, respectively.

The following table presents commercial and consumer loans by credit quality indicator by origination year at September 30, 2022:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2022	2021	2020	2019	2018	Prior	Total
PPP:(b)
Risk rating:
Pass	$—	$—	$21	$960	$28	$—	$—	$—	$1,009
Potential Problem	—	—	40	—	—	—	—	—	40
PPP	$—	$—	$62	$960	$28	$—	$—	$—	$1,050
Asset-based lending & equipment finance:
Risk rating:
Pass	$—	$29,680	$202,201	$112,162	$16,349	$765	$133	$—	$361,291
Special Mention	—	—	—	—	274	—	—	—	274
Potential Problem	—	1,266	1,500	—	16,500	—	—	—	19,266
Asset-based lending & equipment finance	$—	$30,946	$203,701	$112,162	$33,123	$765	$133	$—	$380,830
Commercial and industrial:
Risk rating:
Pass	$488	$2,281,083	$2,283,710	$2,422,332	$593,095	$639,386	$353,799	$452,229	$9,025,634
Special Mention	—	9,329	98	14,885	4,675	—	21	30,577	59,585
Potential Problem	154	14,557	17,644	4,615	6,105	39,087	2	7,240	89,250
Nonaccrual	3,979	—	5,379	—	10,182	—	—	15	15,576
Commercial and industrial	$4,621	$2,304,968	$2,306,830	$2,441,833	$614,058	$678,473	$353,821	$490,062	$9,190,045
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$13,623	$179,172	$243,087	$165,701	$163,570	$88,718	$109,126	$962,997
Special Mention	—	—	—	—	6,995	1,506	—	—	8,502
Potential Problem	—	850	475	8,104	3,375	10,473	374	4,635	28,287
Commercial real estate - owner occupied	$—	$14,473	$179,648	$251,191	$176,071	$175,549	$89,092	$113,761	$999,786
Commercial and business lending:
Risk rating:
Pass	$488	$2,324,387	$2,665,105	$2,778,541	$775,174	$803,720	$442,650	$561,355	$10,350,931
Special Mention	—	9,329	98	14,885	11,944	1,506	21	30,577	68,360
Potential Problem	154	16,673	19,660	12,719	25,980	49,560	376	11,875	136,843
Nonaccrual	3,979	—	5,379	—	10,182	—	—	15	15,576
Commercial and business lending	$4,621	$2,350,388	$2,690,241	$2,806,146	$823,280	$854,787	$443,047	$603,822	$10,571,711
Commercial real estate - investor:
Risk rating:
Pass	$38,623	$64,392	$1,285,655	$1,568,948	$815,494	$526,134	$289,786	$261,243	$4,811,653
Special Mention	—	—	43,113	24,786	8,296	20,855	—	126	97,176
Potential Problem	—	—	442	44,388	19,432	25,285	19,025	9,409	117,982
Nonaccrual	—	—	805	36,230	—	444	—	—	37,479
Commercial real estate - investor	$38,623	$64,392	$1,330,015	$1,674,352	$843,223	$572,718	$308,811	$270,778	$5,064,289
Real estate construction:
Risk rating:
Pass	$—	$26,489	$568,302	$931,799	$225,552	$21,908	$2,572	$10,321	$1,786,943
Special Mention	—	—	—	—	12,014	36,061	—	—	48,076
Nonaccrual	—	—	—	—	—	—	—	141	141
Real estate construction	$—	$26,489	$568,302	$931,799	$237,566	$57,969	$2,572	$10,462	$1,835,159

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2022	2021	2020	2019	2018	Prior	Total
Commercial real estate lending:
Risk rating:
Pass	$38,623	$90,882	$1,853,957	$2,500,747	$1,041,046	$548,041	$292,358	$271,564	$6,598,595
Special Mention	—	—	43,113	24,786	20,310	56,916	—	126	145,251
Potential Problem	—	—	442	44,388	19,432	25,285	19,025	9,409	117,982
Nonaccrual	—	—	805	36,230	—	444	—	141	37,620
Commercial real estate lending	$38,623	$90,882	$1,898,317	$2,606,151	$1,080,789	$630,687	$311,383	$281,241	$6,899,449
Total commercial:
Risk rating:
Pass	$39,111	$2,415,268	$4,519,062	$5,279,288	$1,816,220	$1,351,761	$735,008	$832,919	$16,949,527
Special Mention	—	9,329	43,211	39,671	32,254	58,423	21	30,703	213,611
Potential Problem	154	16,673	20,101	57,108	45,412	74,846	19,401	21,285	254,825
Nonaccrual	3,979	—	6,183	36,230	10,182	444	—	156	53,196
Total commercial	$43,243	$2,441,270	$4,588,558	$5,412,296	$1,904,069	$1,485,474	$754,429	$885,063	$17,471,159
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,175,995	$2,094,652	$1,750,699	$832,300	$379,935	$2,022,844	$8,256,426
Special Mention	—	—	—	—	—	—	—	146	146
Potential Problem	—	—	324	201	—	746	626	948	2,845
Nonaccrual	—	—	4,815	2,479	4,886	3,984	6,411	32,910	55,485
Residential mortgage	$—	$—	$1,181,134	$2,097,333	$1,755,585	$837,030	$386,972	$2,056,849	$8,314,902
Auto finance:
Risk rating:
Pass	$—	$—	$998,531	$114,979	$416	$1,564	$598	$103	$1,116,192
Special Mention	—	—	509	132	—	1	—	—	642
Nonaccrual	—	—	149	128	—	18	7	—	302
Auto finance	$—	$—	$999,189	$115,240	$416	$1,583	$605	$103	$1,117,136
Home equity:
Risk rating:
Pass	$5,637	$502,745	$22,620	$4,873	$1,787	$6,113	$7,174	$58,873	$604,186
Special Mention	456	221	—	18	97	—	—	575	912
Potential Problem	—	—	—	—	—	35	5	146	185
Nonaccrual	1,077	50	36	15	67	229	340	6,587	7,325
Home equity	$7,170	$503,016	$22,657	$4,906	$1,951	$6,377	$7,519	$66,181	$612,608
Other consumer:
Risk rating:
Pass	$97	$199,564	$6,028	$5,093	$2,469	$1,323	$227	$86,169	$300,873
Special Mention	1	466	5	21	3	8	—	1	504
Nonaccrual	8	53	—	10	8	18	—	9	98
Other consumer	$106	$200,084	$6,033	$5,124	$2,480	$1,349	$227	$86,179	$301,475
Total consumer:
Risk rating:
Pass	$5,734	$702,309	$2,203,175	$2,219,597	$1,755,371	$841,300	$387,934	$2,167,990	$10,277,677
Special Mention	458	687	513	172	100	9	—	723	2,204
Potential Problem	—	—	324	201	—	781	631	1,094	3,030
Nonaccrual	1,085	103	5,001	2,632	4,961	4,249	6,758	39,506	63,210
Total consumer	$7,277	$703,100	$2,209,013	$2,222,602	$1,760,432	$846,338	$395,323	$2,209,313	$10,346,121
Total loans:
Risk rating:
Pass	$44,845	$3,117,577	$6,722,237	$7,498,885	$3,571,591	$2,193,062	$1,122,942	$3,000,909	$27,227,203
Special Mention	458	10,016	43,724	39,843	32,354	58,431	21	31,426	215,816
Potential Problem	154	16,673	20,425	57,309	45,412	75,626	20,032	22,378	257,855
Nonaccrual	5,063	103	11,184	38,861	15,143	4,693	6,758	39,662	116,406
Total loans	$50,520	$3,144,369	$6,797,570	$7,634,899	$3,664,501	$2,331,812	$1,149,753	$3,094,376	$27,817,280
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.
(b) The Corporation’s policy is to assign risk ratings at the borrower level. PPP loans are 100% guaranteed by the SBA and therefore the Corporation considers these loans to have a risk profile similar to pass rated loans.

The following table presents commercial and consumer loans by credit quality indicator by origination year at December 31, 2021:

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
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.
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
The following table presents loans by past due status at September 30, 2022:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
PPP	$798	$231	$21	$—	$—	$1,050
Asset-based lending & equipment finance	380,830	—	—	—	—	380,830
Commercial and industrial	9,172,739	1,505	104	121	15,576	9,190,045
Commercial real estate - owner occupied	999,786	—	—	—	—	999,786
Commercial and business lending	10,554,153	1,736	124	121	15,576	10,571,711
Commercial real estate - investor	5,026,810	—	—	—	37,479	5,064,289
Real estate construction	1,834,975	43	—	—	141	1,835,159
Commercial real estate lending	6,861,786	43	—	—	37,620	6,899,449
Total commercial	17,415,939	1,779	124	121	53,196	17,471,159
Residential mortgage	8,252,714	6,371	146	186	55,485	8,314,902
Auto finance	1,110,628	5,564	642	—	302	1,117,136
Home equity	601,049	3,322	912	—	7,325	612,608
Other consumer	298,675	995	596	1,111	98	301,475
Total consumer	10,263,065	16,252	2,296	1,297	63,210	10,346,121
Total loans	$27,679,004	$18,032	$2,421	$1,417	$116,406	$27,817,280
(a) Of the total nonaccrual loans, $72 million, or 62%, were current with respect to payment at September 30, 2022.
(b) No interest income was recognized on nonaccrual loans for the three and nine months ended September 30, 2022. In addition, there were $21 million of nonaccrual loans for which there was no related ACLL at September 30, 2022.

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
(c) Includes equipment finance.

Troubled Debt Restructurings
Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty.
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	Sep 30, 2022		Dec 31, 2021
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$14,829	$—	$8,687	$—
Commercial real estate — owner occupied	369	—	967	—
Commercial real estate — investor	733	3,268	12,866	3,093
Real estate construction	165	42	242	45
Residential mortgage	16,169	17,372	16,316	13,483
Home equity	2,103	967	2,648	806
Other consumer	764	—	803	—
Total restructured loans	$35,132	$21,650	$42,530	$17,426
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
The Corporation had a recorded investment of $11 million in loans modified as TDRs during the nine months ended September 30, 2022, of which $1 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $10 million were in nonaccrual within the credit quality tables, pending a sustained period of repayment. The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	2	$265	$265	4	$638	$638
Commercial real estate — investor	1	547	573	4	1,682	1,682
Residential mortgage	44	9,641	9,833	55	10,434	10,460
Home equity	12	390	412	7	916	963
Total loans modified	59	$10,844	$11,083	70	$13,670	$13,744
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. During the nine months ended September 30, 2022, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions for the nine months ended September 30, 2022.
The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the nine months ended September 30, 2022 and 2021, and the recorded investment in these restructured loans as of September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Residential mortgage	4	$1,178	2	$200
All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At September 30, 2022, the Corporation had no loans meeting this classification compared to $7 million at December 31, 2021.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The Corporation utilized Moody's baseline forecast, updated during August 2022 and reviewed against the September 2022 forecast for material updates, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the nine months ended September 30, 2022:

($ in Thousands)	Dec 31, 2021	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Sep 30, 2022	ACLL / Loans
Allowance for loan losses
PPP	$51	$—	$—	$—	$(50)	$1
Asset-based lending & equipment finance	4,182	—	—	—	1,406	5,588
Commercial and industrial	85,624	(3,644)	4,157	512	16,107	102,243
Commercial real estate — owner occupied	11,473	—	10	10	(2,852)	8,631
Commercial and business lending	101,330	(3,644)	4,167	523	14,611	116,464
Commercial real estate — investor	72,803	—	—	—	(12,032)	60,771
Real estate construction	37,643	(48)	90	43	(1,266)	36,419
Commercial real estate lending	110,446	(48)	90	43	(13,299)	97,190
Total commercial	211,776	(3,692)	4,258	565	1,313	213,654
Residential mortgage	40,787	(287)	752	465	(2,345)	38,907
Auto finance	1,999	(228)	53	(175)	13,917	15,741
Home equity	14,011	(524)	1,199	675	(601)	14,086
Other consumer	11,441	(2,434)	792	(1,642)	716	10,516
Total consumer	68,239	(3,472)	2,796	(676)	11,687	79,250
Total loans	$280,015	$(7,165)	$7,054	$(111)	$13,000	$292,904
Allowance for unfunded commitments
Asset-based lending & equipment finance	$857	$—	$—	$—	$184	$1,042
Commercial and industrial	17,601	—	—	—	4	17,606
Commercial real estate — owner occupied	208	—	—	—	(119)	89
Commercial and business lending	18,667	—	—	—	70	18,737
Commercial real estate — investor	936	—	—	—	(303)	633
Real estate construction	15,586	—	—	—	552	16,138
Commercial real estate lending	16,522	—	—	—	249	16,771
Total commercial	35,189	—	—	—	319	35,508
Home equity	2,592	—	—	—	—	2,592
Other consumer	1,995	—	—	—	(319)	1,675
Total consumer	4,587	—	—	—	(319)	4,268
Total loans	$39,776	$—	$—	$—	$—	$39,776
Allowance for credit losses on loans
PPP	$51	$—	$—	$—	$(50)	$1	0.10%
Asset-based lending & equipment finance	5,040	—	—	—	1,590	6,630	1.74%
Commercial and industrial	103,225	(3,644)	4,157	512	16,112	119,849	1.30%
Commercial real estate — owner occupied	11,681	—	10	10	(2,971)	8,721	0.87%
Commercial and business lending	119,997	(3,644)	4,167	523	14,681	135,200	1.28%
Commercial real estate — investor	73,739	—	—	—	(12,335)	61,404	1.21%
Real estate construction	53,229	(48)	90	43	(714)	52,557	2.86%
Commercial real estate lending	126,968	(48)	90	43	(13,049)	113,961	1.65%
Total commercial	246,965	(3,692)	4,258	565	1,632	249,162	1.43%
Residential mortgage	40,787	(287)	752	465	(2,345)	38,907	0.47%
Auto finance	1,999	(228)	53	(175)	13,917	15,741	1.41%
Home equity	16,603	(524)	1,199	675	(600)	16,678	2.72%
Other consumer	13,436	(2,434)	792	(1,642)	397	12,191	4.04%
Total consumer	72,825	(3,472)	2,796	(676)	11,368	83,517	0.81%
Total loans	$319,791	$(7,165)	$7,054	$(111)	$13,000	$332,680	1.20%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2021:

($ in Thousands)	Dec 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2021	ACLL / Loans
Allowance for loan losses
PPP	$531	$—	$—	$—	$(480)	$51
Asset-based lending	2,077	—	412	412	1,693	4,182
Commercial and industrial(a)	140,716	(21,564)	8,152	(13,412)	(41,680)	85,624
Commercial real estate — owner occupied	11,274	—	120	120	80	11,473
Commercial and business lending	154,598	(21,564)	8,684	(12,880)	(40,388)	101,330
Commercial real estate — investor	93,435	(14,346)	3,162	(11,184)	(9,448)	72,803
Real estate construction	59,193	(5)	126	121	(21,672)	37,643
Commercial real estate lending	152,629	(14,351)	3,288	(11,063)	(31,120)	110,446
Total commercial	307,226	(35,915)	11,972	(23,943)	(71,508)	211,776
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787
Auto finance	174	(22)	31	9	1,816	1,999
Home equity	18,849	(668)	2,854	2,186	(7,024)	14,011
Other consumer	14,456	(3,168)	1,267	(1,901)	(1,113)	11,441
Total consumer	76,475	(4,738)	4,993	256	(8,492)	68,239
Total loans	$383,702	$(40,652)	$16,965	$(23,687)	$(80,000)	$280,015
Allowance for unfunded commitments
Asset-based lending	$901	$—	$—	$—	$(43)	$857
Commercial and industrial(a)	21,411	—	—	—	(3,809)	17,601
Commercial real estate — owner occupied	266	—	—	—	(58)	208
Commercial and business lending	22,577	—	—	—	(3,911)	18,667
Commercial real estate — investor	636	—	—	—	300	936
Real estate construction	18,887	—	—	—	(3,301)	15,586
Commercial real estate lending	19,523	—	—	—	(3,001)	16,522
Total commercial	42,101	—	—	—	(6,912)	35,189
Home equity	3,118	—	—	—	(526)	2,592
Other consumer	2,557	—	—	—	(563)	1,995
Total consumer	5,675	—	—	—	(1,088)	4,587
Total loans	$47,776	$—	$—	$—	$(8,000)	$39,776
Allowance for credit losses on loans
PPP	$531	$—	$—	$—	$(480)	$51	0.08%
Asset-based lending	2,978	—	412	412	1,649	5,040	2.83%
Commercial and industrial(a)	162,126	(21,564)	8,152	(13,412)	(45,490)	103,225	1.26%
Commercial real estate — owner occupied	11,539	—	120	120	22	11,681	1.20%
Commercial and business lending	177,175	(21,564)	8,684	(12,880)	(44,299)	119,997	1.27%
Commercial real estate — investor	94,071	(14,346)	3,162	(11,184)	(9,148)	73,739	1.68%
Real estate construction	78,080	(5)	126	121	(24,972)	53,229	2.94%
Commercial real estate lending	172,152	(14,351)	3,288	(11,063)	(34,121)	126,968	2.05%
Total commercial	349,327	(35,915)	11,972	(23,943)	(78,419)	246,965	1.58%
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787	0.54%
Auto finance	174	(22)	31	9	1,816	1,999	1.40%
Home equity	21,967	(668)	2,854	2,186	(7,550)	16,603	2.79%
Other consumer	17,013	(3,168)	1,267	(1,901)	(1,676)	13,436	4.45%
Total consumer	82,150	(4,738)	4,993	256	(9,581)	72,825	0.85%
Total loans	$431,478	$(40,652)	$16,965	$(23,687)	$(88,000)	$319,791	1.32%
(a) Includes equipment finance.
Note 8 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

The Corporation conducted its most recent annual impairment testing in May 2022, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2022 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2021 or the first nine months of 2022.
The Corporation had goodwill of $1.1 billion at both September 30, 2022 and December 31, 2021.
Other Intangible Assets
The Corporation has CDIs and historically had other intangible assets, both of which are amortized. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	Nine Months Ended September 30, 2022	Year Ended Dec 31, 2021
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(36,624)	(30,016)
Net book value	$51,485	$58,093
Amortization during the period	$6,608	$8,811
Other intangibles
Gross carrying amount at the beginning of period	$—	$2,000
Reductions due to sale	—	(1,317)
Accumulated amortization	—	(683)
Net book value	$—	$—
Amortization during the period	$—	$33
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the nine months ended September 30, 2022 is as follows:

($ in Thousands)	Nine Months Ended September 30, 2022
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$54,862
Cumulative effect of accounting methodology change	2,296
Balance at beginning of period, adjusted	$57,158
Additions	6,316
Paydowns	(7,470)
Valuation:
Change in fair value model assumptions	5,715
Changes in fair value of asset	16,633
Mortgage servicing rights at end of period	$78,352
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,800,404
Mortgage servicing rights to servicing portfolio	1.15%

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
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2022. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and the decay for MSRs:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Three months ending December 31, 2022	$2,203	$3,585
2023	8,811	13,582
2024	8,811	11,827
2025	8,811	10,246
2026	8,811	8,800
2027	8,811	7,451
Beyond 2027	5,227	22,861
Total estimated amortization expense	$51,485	$78,352

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less) and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	Sep 30, 2022	Dec 31, 2021
Short-Term Funding
Federal funds purchased	$505	$120
Securities sold under agreements to repurchase	276,169	319,412
Federal funds purchased and securities sold under agreements to repurchase	276,674	319,532
Commercial paper	7,687	34,730
Total short-term funding	$284,361	$354,262
Long-Term Funding
Corporation subordinated notes, at par, due 2025	$250,000	$250,000
Capitalized costs	(617)	(839)
Subordinated debt fair value hedge liability(a)	(389)	—
Finance leases	490	163
Total long-term funding	$249,484	$249,324
Total short and long-term funding, excluding FHLB advances	$533,844	$603,587
FHLB Advances
Short-term FHLB advances	$2,583,000	$—
Long-term FHLB advances	1,208,791	1,621,047
FHLB advance fair value hedge liability(a)	(14,314)	—
Total FHLB advances	$3,777,478	$1,621,047
Total short and long-term funding	$4,311,322	$2,224,633
(a) For additional information on the fair value hedge liability, see Note 10.
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At September 30, 2022, the Corporation had pledged securities valued at 164% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of September 30, 2022 and December 31, 2021 are presented in the following table:

	Overnight and Continuous
($ in Thousands)	Sep 30, 2022	Dec 31, 2021
Repurchase agreements
Agency mortgage-related securities	$276,169	$319,412
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

Note 10 Derivative and Hedging Activities
The Corporation is exposed to certain risk arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the values of which are determined by interest rates. The Corporation's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation's known or expected cash receipts and its known or expected cash payments principally related to the Corporation's assets.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $81 million and $71 million of investment securities as collateral at September 30, 2022 and December 31, 2021, respectively. The Corporation's required cash collateral was immaterial at September 30, 2022, compared to $11 million at December 31, 2021.
Federal regulations require the Corporation to clear all LIBOR and compound SOFR interest rate swaps through a clearing house, if possible. For derivatives cleared through central clearing houses, the variation margin payments are legally characterized as daily settlements of the derivative rather than collateral. The Corporation's clearing agent for interest rate derivative contracts that are centrally cleared through the Chicago Mercantile Exchange and the London Clearing House settles the variation margin daily. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value is reported in other assets or accrued expenses and other liabilities on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
Fair Value Hedges of Interest Rate Risk
The Corporation is exposed to changes in the fair value of its fixed-rate debt due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve receiving payment of fixed-rate amounts from a counterparty in exchange for the Corporation paying variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.
For derivatives designated and that qualify as fair value hedges, as allowed under U.S. GAAP, we applied the "shortcut" method of accounting, which permits the assumption of perfect effectiveness. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest expense. These items, along with the net interest from the derivative, are reported in the same income statement line as the fixed-rate debt expense.
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
Interest rate-related and other instruments: The Corporation provides interest rate risk management services to commercial customers, primarily forward interest rate swaps and caps. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms, and indices. The Corporation also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans in which we are either a participant or a lead bank. The risk participation agreements entered into by the Corporation as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution.
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
Mortgage Derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments on residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net on the consolidated statements of income.
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
The following table presents the total notional amounts and gross fair values of the Corporation’s derivatives, as well as the balance sheet netting adjustments as of September 30, 2022 and December 31, 2021. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of September 30, 2022 and December 31, 2021. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	Sep 30, 2022				Dec 31, 2021
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments
Interest rate-related instruments	$—	$—	$850,000	$906	$—	$—	$—	$—
Not designated as hedging instruments
Interest rate-related and other instruments	4,250,397	59,618	4,535,166	264,212	3,874,781	83,626	3,874,781	26,231
Foreign currency exchange forwards	482,983	10,109	458,140	9,524	490,057	5,490	478,745	5,441
Commodity contracts	—	—	—	—	3,894	1,264	3,910	1,248
Mortgage banking(a)(b)	41,327	3,492	88,000	403	133,990	2,647	245,016	—
Total not designated as hedging instruments		73,218		274,139		93,026		32,921
Gross derivatives before netting		73,218		275,045		93,026		32,921
Less: Legally enforceable master netting agreements		869		869		2,143		2,143
Less: Cash collateral pledged/received		63,699		—		1,313		11,357
Total derivative instruments, after netting		$8,650		$274,176		$89,570		$19,421

(a) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.
(b) At September 30, 2022, the mortgage derivative asset includes approximately $3 million of forward commitments fair value, while the mortgage derivative liability includes approximately $403,000 of interest rate lock commitments fair value. At December 31, 2021, the mortgage derivative asset included approximately $30,000 of forward commitments fair value.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	September 30, 2022
Other long-term funding	$(249,611)	$389
FHLB Advances	(585,686)	14,314
Total	$(835,297)	$14,703
The Corporation terminated its $500 million fair value hedge on loans and investment securities receivables during the fourth quarter of 2019. At September 30, 2022, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $340 million and is included in loans on the consolidated balance sheets. This amount includes $2 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.
The table below identifies the effect of fair value hedge accounting on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three months ended Sep 30,			Nine Months Ended Sep 30,
	2022		2021	2022		2021
($ in Thousands)	Interest Income	Interest Expense	Interest Income	Interest Income	Interest Expense	Interest Income
Total amounts of income presented on the consolidated statements of income in which the effects of the fair value hedge are recorded	$(120)	$(380)	$(292)	$(428)	$(380)	$(1,128)
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(120)	(14,703)	(292)	(428)	(14,703)	(1,128)
Derivatives designated as hedging instruments(a)	—	14,323	—	—	14,323	—
(a) Includes net settlements on the derivatives.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2022 and 2021:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)		2022	2021	2022	2021
Derivative Instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(33)	$557	$548	$2,546
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(3,547)	—	(12,559)	—
Foreign currency exchange forwards	Capital markets, net	159	(8)	536	109
Commodity contracts	Capital markets, net	—	(124)	(16)	(1,256)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(1,389)	(1,356)	(3,020)	(4,438)
Forward commitments (mortgage)	Mortgage banking, net	3,543	1,402	3,415	3,017
Note 11 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. Historically, the Corporation entered into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices. As of the end of the first quarter of 2022, the Corporation no longer had any outstanding commodity contracts. The Corporation is party to master netting arrangements with some of its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported with assets and liabilities offset resulting in a net position which is further offset by any cash and investment securities collateral, and is reported in other assets and accrued expenses and other liabilities on the face of the consolidated balance sheets. See Note 10 for additional information on the Corporation’s derivative and hedging activities.
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2022 and interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2021. The interest and foreign exchange agreements the Corporation has with its commercial customers and the commodity agreements the Corporation had with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Liabilities Offset	Cash Collateral Received
Derivative assets
September 30, 2022	$67,819	$(869)	$(63,699)	$3,252
December 31, 2021	3,567	(2,143)	(1,313)	111

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets
($ in Thousands)		Derivative Assets Offset	Cash Collateral Pledged
Derivative liabilities
September 30, 2022	$870	$(869)	$—	$1
December 31, 2021	15,620	(2,143)	(11,357)	2,120
Note 12 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, Regulatory Matters and Operational Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

($ in Thousands)	Sep 30, 2022	Dec 31, 2021
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$12,270,556	$10,848,136
Commercial letters of credit(a)	5,170	5,992
Standby letters of credit(c)	240,487	230,661
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at September 30, 2022 or December 31, 2021.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2 million at both September 30, 2022 and December 31, 2021, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in Thousands)	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Allowance for Unfunded Commitments
Balance at beginning of period	$39,776	$47,776
Provision for unfunded commitments	—	(8,000)
Balance at end of period	$39,776	$39,776
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments on residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 10. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at September 30, 2022 was $250 million, compared to $268 million at December 31, 2021, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $25 million and $24 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, and $9 million and $8 million for the three months ended September 30, 2022 and September 30, 2021, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $246 million at September 30, 2022 and $262 million at December 31, 2021.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $38 million at September 30, 2022 and $80 million at December 31, 2021.
For the nine months ended September 30, 2022 and the year ended December 31, 2021, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $25 million at both September 30, 2022 and December 31, 2021, included in tax credit and other investments on the consolidated balance sheets.
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
A lawsuit, Evans et al v. Associated Banc-Corp et al, was filed in the United States District Court for the Eastern District of Wisconsin - Green Bay Division on January 13, 2021 by one current and one former participant in the Associated Banc-Corp 401(k) and Employee Stock Ownership Plan (the “Plan”) as representatives of a putative class. The plaintiffs alleged that Associated Banc-Corp, the Associated Banc-Corp Plan Administrative Committee, and current and past members of such committee during the relevant time period (the “Defendants”) breached their fiduciary duties with respect to the Plan in violation of Employee Retirement Income Security Act of 1974, as amended, by applying an imprudent and inappropriate preference for products associated with Associated Banc-Corp within the Plan, and that the Defendants failed to monitor or control the recordkeeping expenses paid to Associated Trust Company, N.A. On March 18, 2021, the Defendants filed a motion to dismiss. On April 8, 2021, the plaintiffs filed an amended complaint which dropped the record keeping claim, added Associated Trust Company N.A. and Kellogg Asset Management, LLC as defendants, and alleged various breaches of fiduciary duty related to the selection and monitoring of, and the fees charged by, proprietary collective investment trusts. The plaintiffs, in part, sought an accounting and disgorgement of certain profits, as well as certain equitable restitution and equitable monetary relief. On September 30, 2022, the Defendants' motion to dismiss was granted. On October 11, 2022, the plaintiffs agreed not to appeal the dismissal in exchange for the Defendants' agreement not to seek attorneys' fees.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $4 million and $8 million for the nine months ended September 30, 2022 and the year ended December 31, 2021, respectively. There were no loss reimbursement and settlement claims paid in the nine months ended September 30, 2022, and approximately $114,000 of such claims were paid for the year ended December 31, 2021. Make whole requests since January 1, 2021 generally arose from loans originated during the period of January 1, 2018 to June 30, 2022. Since January 1, 2018, loans sold totaled $6.7 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of September 30, 2022, $4.3 billion of loans originated since January 1, 2018 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million at both September 30, 2022 and December 31, 2021.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and / or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2022 and December 31, 2021, there were $7 million and $10 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At September 30, 2022 and December 31, 2021, there were $20 million and $24 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Sep 30, 2022	Dec 31, 2021
Assets
AFS investment securities
U.S. Treasury securities	Level 1	$108,284	$122,957
Agency securities	Level 2	13,399	14,897
Obligations of state and political subdivisions (municipal securities)	Level 2	340,898	400,457
Residential mortgage-related securities
FNMA / FHLMC	Level 2	1,656,061	2,691,879
GNMA	Level 2	78,029	67,780
Private-label	Level 2	—	329,724
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	17,286	350,623
GNMA	Level 2	107,094	166,799
Asset backed securities
FFELP	Level 2	158,556	177,325
SBA	Level 2	4,772	6,580
Other debt securities	Level 2	2,933	2,994
Total AFS investment securities	Level 1	$108,284	$122,957
Total AFS investment securities	Level 2	2,379,028	4,209,058
Equity securities with readily determinable fair values	Level 1	5,655	4,810
Residential loans held for sale	Level 2	51,134	136,638
Mortgage servicing rights, net(a)	Level 3	78,352	N/A
Interest rate-related and other instruments not designated as hedging instruments(b)	Level 2	59,618	83,626
Foreign currency exchange forwards(b)	Level 2	10,109	5,490
Commodity contracts(b)	Level 2	—	1,264
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	—	2,617
Forward commitments on residential mortgage loans	Level 3	3,492	30
Liabilities
Interest rate-related instruments designated as hedging instruments	Level 2	$906	$—
Interest rate-related and other instruments not designated as hedging instruments(b)	Level 2	264,212	26,231
Foreign currency exchange forwards(b)	Level 2	9,524	5,441
Commodity contracts(b)	Level 2	—	1,248
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	403	—
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
The table below presents a rollforward of the consolidated balance sheets amounts for the nine months ended September 30, 2022 and the year ended December 31, 2021, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments on residential mortgage loans	Total
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	53,686	(3,281)	56,966
Closed loans / settlements	(53,477)	3,740	(57,217)
Other	(7,216)	(2,535)	(4,680)
Change in mortgage derivative	(7,007)	(2,076)	(4,932)
Balance December 31, 2021	$2,617	$(30)	$2,647
New production	$9,526	$(1,734)	$11,260
Closed loans / settlements	(641)	21,244	(21,885)
Other	(11,905)	(22,972)	11,067
Change in mortgage derivative	(3,020)	(3,462)	442
Balance September 30, 2022	$(403)	$(3,492)	$3,089
The following table presents the carrying value of equity securities without readily determinable fair values as of September 30, 2022 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of September 30, 2022:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2021	$13,542
Carrying value changes	5,690
Additions	4
Sales	(12)
Carrying value as of September 30, 2022	$19,224

Cumulative upward carrying value changes between January 1, 2018 and September 30, 2022	$19,134
Cumulative downward carrying value changes/impairment between January 1, 2018 and September 30, 2022	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
September 30, 2022
Assets
Individually evaluated loans(b)	Level 3	$29,558	Provision for credit losses	$5,010
OREO(c)	Level 2	3,534	Other noninterest expense / provision for credit losses(d)	1,639
Equity securities without readily determinable fair values	Level 3	19,134	Investment securities gains (losses), net	5,690

December 31, 2021
Assets
Individually evaluated loans(b)	Level 3	$69,917	Provision for credit losses	$(3,045)
OREO(c)	Level 2	21,299	Other noninterest expense / provision for credit losses(d)	7,345
Mortgage servicing rights(e)	Level 3	57,259	Mortgage banking, net	16,186
(a) Includes the full year impact on the consolidated statements of income.
(b) Includes probable TDRs which are individually analyzed, net of the related ACLL, of which there were none at September 30, 2022.
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

September 30, 2022	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	6%	-	9%	7%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	0%	-	100%	9%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	29%	-	52%	36%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing Ratio	17%	-	100%	83%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		Sep 30, 2022		Dec 31, 2021
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$386,231	$386,231	$343,831	$343,831
Interest-bearing deposits in other financial institutions	Level 1	112,173	112,173	681,684	681,684
Federal funds sold and securities purchased under agreements to resell	Level 1	4,015	4,015	—	—
AFS investment securities	Level 1	108,284	108,284	122,957	122,957
AFS investment securities	Level 2	2,379,028	2,379,028	4,209,058	4,209,058
HTM investment securities, net	Level 1	998	932	1,000	1,001
HTM investment securities, net	Level 2	3,950,493	3,294,767	2,237,947	2,347,608
Equity securities with readily determinable fair values	Level 1	5,655	5,655	4,810	4,810
Equity securities without readily determinable fair values	Level 3	19,224	19,224	13,542	13,542
FHLB and Federal Reserve Bank stocks	Level 2	279,334	279,334	168,281	168,281
Residential loans held for sale	Level 2	51,134	51,134	136,638	136,638
Loans, net	Level 3	27,524,376	26,285,810	23,944,934	23,980,330
Bank and corporate owned life insurance	Level 2	677,129	677,129	680,021	680,021
Mortgage servicing rights, net(a)	Level 3	78,352	78,352	54,862	57,259
Derivatives (other assets)(b)	Level 2	69,726	69,726	90,379	90,379
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	—	—	2,617	2,617
Forward commitments on residential mortgage loans (other assets)	Level 3	3,492	3,492	30	30
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$27,964,749	$27,964,749	$27,119,167	$27,119,167
Time deposits(c)	Level 2	1,233,833	1,233,833	1,347,262	1,347,262
Short-term funding	Level 2	284,361	283,755	354,262	354,248
FHLB advances	Level 2	3,777,478	3,780,744	1,621,047	1,680,814
Other long-term funding	Level 2	249,484	243,586	249,324	265,545
Standby letters of credit(d)	Level 2	2,457	2,457	2,367	2,367
Derivatives (accrued expenses and other liabilities)(b)	Level 2	274,642	274,642	32,921	32,921
Interest rate lock commitments to originate residential mortgage loans held for sale (accrued expenses and other liabilities)	Level 3	403	403	—	—
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
(d) The commitment on standby letters of credit was $240 million at September 30, 2022 and $231 million at December 31, 2021. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Components of Net Periodic Benefit Cost
RAP
Service cost	$906	$1,684	$2,752	$5,835
Interest cost	1,820	1,682	5,364	4,927
Expected return on plan assets	(6,706)	(6,395)	(20,177)	(19,256)
Amortization of prior service cost	(63)	(19)	(188)	(55)
Amortization of actuarial loss	347	1,346	494	3,446
Total net periodic pension cost	$(3,696)	$(1,701)	$(11,754)	$(5,103)
Postretirement Plan
Interest cost	$13	$13	$40	$39
Amortization of prior service cost	(19)	(19)	(56)	(56)
Total net periodic benefit cost	$(6)	$(6)	$(17)	$(17)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the nine months ended September 30, 2022 and 2021.
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
Effective during the third quarter of 2022, the product and marketing functions were moved to the Risk Management and Shared Services segment from the Community, Consumer, and Business and Corporate and Commercial Specialty segments in order to centralize these functions under common leadership.
Effective during the first quarter of 2022, certain support functions and a select group of banking regions were realigned into the Community, Consumer, and Business segment from the Corporate and Commercial Specialty segment.
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$161,143	$91,012	$363,135	$270,712
Net intersegment interest income (expense)	(37,998)	3,696	(34,774)	12,690
Segment net interest income	123,145	94,709	328,361	283,403
Noninterest income(a)	35,663	41,892	112,620	120,991
Total revenue	158,808	136,601	440,981	404,394
Provision for credit losses	11,904	14,349	36,803	46,745
Noninterest expense	58,934	56,209	172,141	165,568
Income before income taxes	87,970	66,043	232,037	192,082
Income tax expense	16,420	11,920	42,692	35,021
Net income	$71,551	$54,123	$189,346	$157,060
Allocated goodwill			$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$87,156	$73,616	$233,699	$218,868
Net intersegment interest income	49,575	15,283	99,046	46,165
Segment net interest income	136,731	88,899	332,745	265,033
Noninterest income	26,745	37,053	92,072	117,351
Total revenue	163,476	125,952	424,817	382,384
Provision for credit losses	5,378	4,748	14,958	15,955
Noninterest expense	107,782	98,172	311,210	300,913
Income before income taxes	50,316	23,032	98,649	65,517
Income tax expense	10,567	4,837	20,716	13,758
Net income	$39,749	$18,196	$77,933	$51,758
Allocated goodwill			$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$16,140	$19,047	$71,498	$49,511
Net intersegment (expense)	(11,577)	(18,980)	(64,272)	(58,855)
Segment net interest income (loss)	4,563	68	7,227	(9,344)
Noninterest income	8,381	3,131	16,021	12,520
Total revenue	12,943	3,199	23,247	3,176
Provision for credit losses	(283)	(43,107)	(38,756)	(144,717)
Noninterest expense	29,076	23,512	67,153	61,233
Income (loss) before income taxes	(15,849)	22,794	(5,150)	86,660
Income tax expense (benefit)	(824)	6,304	4,769	21,363
Net income (loss)	$(15,025)	$16,490	$(9,918)	$65,298
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Net interest income	$264,439	$183,675	$668,332	$539,092
Net intersegment interest income	—	—	—	—
Segment net interest income	264,439	183,675	668,332	539,092
Noninterest income(a)	70,788	82,076	220,713	250,862
Total revenue	335,227	265,752	889,045	789,954
Provision for credit losses	16,998	(24,010)	13,006	(82,018)
Noninterest expense	195,791	177,892	550,503	527,713
Income before income taxes	122,438	111,870	325,536	344,259
Income tax expense	26,163	23,060	68,176	70,142
Net income	$96,275	$88,809	$257,360	$274,117
Allocated goodwill			$1,104,992	$1,104,992
(a) For the nine months ended September 30, 2021, the Corporation recognized a $2 million pre-tax gain on sale of Whitnell.

Note 16 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2022 and 2021, including changes during the preceding three and nine month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	AFS Investment Securities	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2021	$(5,266)	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	(268,413)	—	(268,413)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities (gains), net	(12)	—	(12)
HTM investment securities, net, at amortized cost	7,269	—	7,269
Personnel (expense)	—	(244)	(244)
Other expense	—	494	494
Income tax (expense) benefit	83,906	(470)	83,436
Net other comprehensive (loss) during period	(244,854)	(221)	(245,074)
Balance September 30, 2022	$(250,120)	$(5,272)	$(255,391)

Balance December 31, 2020	$41,325	$(28,707)	$12,618
Other comprehensive (loss) before reclassifications	(35,829)	—	(35,829)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses, net	16	—	16
HTM investment securities, net, at amortized cost	1,335	—	1,335
Personnel (expense)	—	(111)	(111)
Other expense	—	3,446	3,446
Income tax (expense) benefit	8,548	(836)	7,712
Net other comprehensive income (loss) during period	(25,930)	2,498	(23,431)
Balance September 30, 2021	$15,395	$(26,209)	$(10,813)

($ in Thousands)	AFS Investment Securities	Defined Benefit Pension and Post Retirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2022	$(177,726)	$(5,062)	$(182,788)
Other comprehensive (loss) before reclassifications	(100,092)	—	(100,092)
Amounts reclassified from accumulated other comprehensive income (loss)
HTM investment securities, net, at amortized cost	2,888	—	2,888
Personnel (expense)	—	(82)	(82)
Other expense	—	347	347
Income tax (expense) benefit	24,810	(474)	24,336
Net other comprehensive (loss) during period	(72,394)	(209)	(72,603)
Balance September 30, 2022	$(250,120)	$(5,272)	$(255,391)

Balance June 30, 2021	$30,076	$(27,187)	$2,889
Other comprehensive (loss) before reclassifications	(19,827)	—	(19,827)
Amounts reclassified from accumulated other comprehensive income (loss)
HTM investment securities, net, at amortized cost	172	—	172
Personnel (expense)	—	(37)	(37)
Other expense	—	1,346	1,346
Income tax (expense) benefit	4,975	(330)	4,644
Net other comprehensive (loss) during period	(14,681)	979	(13,702)
Balance September 30, 2021	$15,395	$(26,209)	$(10,813)

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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Wealth management fees	$19,984	$22,110	$63,719	$67,229
Service charges and deposit account fees	3,128	3,948	10,636	11,748
Card-based fees(a)	424	381	1,203	1,011
Other revenue	395	738	2,288	2,552
Noninterest income (in-scope of Topic 606)	$23,931	$27,176	$77,846	$82,540
Noninterest income (out-of-scope of Topic 606)(b)	11,732	14,717	34,774	38,451
Total noninterest income	$35,663	$41,892	$112,620	$120,991

	Community, Consumer, and Business
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Service charges and deposit account fees	$11,896	$13,009	$37,743	$35,591
Card-based fees(a)	10,970	10,707	31,629	30,830
Other revenue	1,637	2,088	5,270	8,563
Noninterest income (in-scope of Topic 606)	$24,503	$25,803	$74,642	$74,984
Noninterest income (out-of-scope of Topic 606)	2,241	11,250	17,431	42,366
Total noninterest income	$26,745	$37,053	$92,072	$117,351

	Risk Management and Shared Services
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Service charges and deposit account fees	$5	$5	$13	$27
Card-based fees(a)	118	60	101	79
Other revenue	454	55	373	752
Noninterest income (in-scope of Topic 606)	$577	$120	$486	$858
Noninterest income (out-of-scope of Topic 606)	7,804	3,011	15,535	11,662
Total noninterest income	$8,381	$3,131	$16,021	$12,520

	Consolidated Total
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Wealth management fees	$19,984	$22,110	$63,719	$67,229
Service charges and deposit account fees	15,029	16,962	48,392	47,366
Card-based fees(a)	11,512	11,147	32,933	31,920
Other revenue	2,486	2,880	7,930	11,868
Noninterest income (in-scope of Topic 606)	$49,011	$53,099	$152,974	$158,383
Noninterest income (out-of-scope of Topic 606)(b)	21,777	28,977	67,740	92,479
Total noninterest income	$70,788	$82,076	$220,713	$250,862
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) For the nine months ended September 30, 2021, the Corporation recognized a $2 million pre-tax gain on the sale of Whitnell.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services are typically received immediately or in advance of the service.
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	2022	2021
Operating lease costs	$1,637	$2,367	$5,361	$6,850
Finance lease costs	23	17	96	76
Operating lease cash flows	1,880	2,858	6,614	8,598
Finance lease cash flows	22	21	103	101
The lease classifications on the consolidated balance sheets were as follows:

($ in Thousands)	Consolidated Balance Sheets Category	Sep 30, 2022	Dec 31, 2021
Operating lease right-of-use asset	Premises and equipment	$26,970	$28,299
Finance lease right-of-use asset	Other assets	477	143
Operating lease liability	Accrued expenses and other liabilities	29,897	31,345
Finance lease liability	Other long-term funding	490	163

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Sep 30, 2022			Dec 31, 2021
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Retail and corporate offices	$27,640	6.07	2.56%	$29,008	5.56	3.26%
Land	4,963	7.53	3.13%	5,551	8.29	3.12%
Equipment	—	0.00	—%	192	1.50	0.45%
Total operating leases	$32,604	6.28	2.65%	$34,751	5.94	3.22%
Finance leases
Retail and corporate offices	$508	5.50	1.32%	$112	1.25	1.32%
Land	—	0.00	—%	51	0.67	1.07%
Total finance leases	$508	5.50	1.32%	$164	1.07	1.24%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Three months ending December 31, 2022	$1,641	$22	$1,664
2023	6,224	92	6,316
2024	5,669	93	5,761
2025	4,548	93	4,641
2026	4,249	93	4,342
Beyond 2026	10,272	116	10,388
Total lease payments	$32,604	$508	$33,111
Less: interest	2,707	18	2,724
Present value of lease payments	$29,897	$490	$30,387
As of September 30, 2022 and December 31, 2021, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $14 million and $13 million, respectively. The leases that had not yet commenced as of September 30, 2022 will commence between October 2022 and October 2023 with lease terms of 1 year to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, in the Corporation's Quarterly Report on Form 10-Q for the quarters ended June 30, 2022 and March 31, 2022, in Item 1A of Part II and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $25.5 billion increased $1.4 billion, or 6%, compared to the first nine months of 2021, with growth across nearly all loan categories.
•Average deposits of $28.6 billion increased $1.1 billion, or 4%, from the first nine months of 2021, driven primarily by increases in lower cost deposits partially offset by decreases in higher cost deposits.
•Net interest income of $668 million increased $129 million, or 24%, from the first nine months of 2021, and net interest margin was 2.76% compared to 2.38% for the first nine months of 2021. The increase in net interest income was driven by higher interest income as a result of growth in nearly all loan categories, along with higher investment balances resulting in more interest income. Both of these further benefited from the Federal Reserve increasing the federal funds target interest rate 300 bp during the first nine months of 2022. For 2022, the Corporation expects net interest income of more than $935 million, assuming a 75 bp rate increase in November and a 50 bp rate increase in December at the FOMC meeting.
•Provision for credit losses had a provision of $13 million, compared to a release of $82 million for the first nine months of 2021, due to loan growth within the portfolio.
•Noninterest income of $221 million decreased $30 million, or 12%, from the first nine months of 2021, primarily driven by the $26 million, or 61%, decrease in mortgage banking, net, resulting from decreased gains on sold loans due to lower mortgage settlements.
•Noninterest expense of $551 million increased $23 million, or 4%, from the first nine months of 2021, primarily driven by higher personnel expense due to additional staffing for implementation of recently announced initiatives and continued investment in our employees. For 2022, the Corporation expects noninterest expense will be approximately $740 million to $750 million.

Table 1 Summary Results of Operations: Trends

	Nine months ended		Three months ended
($ in Thousands, except per share data)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Net income	$257,360	$274,117	$96,275	$86,824	$74,262	$76,877	$88,809
Net income available to common equity	248,735	259,880	93,400	83,949	71,387	74,002	84,655
Earnings per common share - basic	1.66	1.70	0.62	0.56	0.48	0.49	0.56
Earnings per common share - diluted	1.65	1.69	0.62	0.56	0.47	0.49	0.56
Effective tax rate	20.94%	20.37%	21.37%	21.20%	20.07%	16.48%	20.61%

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Nine Months Ended Sep 30,
	2022			2021
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$20,633	$1,885	12.21%	$592,571	$28,582	6.45%
Asset-based lending (ABL) & equipment finance(d)	255,442	7,658	4.01%	119,352	2,732	3.06%
Commercial and business lending (excl PPP, ABL and equipment finance)	9,347,852	227,429	3.25%	8,442,471	159,343	2.52%
Commercial real estate lending	6,438,335	176,006	3.65%	6,163,684	133,314	2.89%
Total commercial	16,062,262	412,977	3.44%	15,318,077	323,971	2.83%
Residential mortgage	7,920,382	177,906	2.99%	7,879,992	166,146	2.81%
Auto finance	657,150	17,837	3.63%	8,591	284	4.41%
Other retail	888,241	35,900	5.40%	939,858	33,664	4.78%
Total loans	25,528,036	644,621	3.37%	24,146,518	524,065	2.90%
Investment securities
Taxable	4,385,580	54,009	1.64%	3,152,994	24,600	1.04%
Tax-exempt(a)	2,416,064	61,771	3.41%	1,961,528	54,357	3.69%
Other short-term investments	625,748	7,696	1.64%	1,662,571	5,802	0.47%
Investments and other	7,427,392	123,477	2.22%	6,777,093	84,759	1.67%
Total earning assets	32,955,428	$768,098	3.11%	30,923,610	$608,824	2.63%
Other assets, net	3,120,342			3,354,657
Total assets	$36,075,770			$34,278,268
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,650,105	$1,427	0.04%	$4,061,728	$1,066	0.04%
Interest-bearing demand	6,573,680	14,307	0.29%	5,981,295	3,596	0.08%
Money market	7,090,960	12,642	0.24%	6,956,591	3,101	0.06%
Network transaction deposits	795,059	6,460	1.09%	960,308	880	0.12%
Time deposits	1,266,116	2,754	0.29%	1,533,466	6,302	0.55%
Total interest-bearing deposits	20,375,920	37,590	0.25%	19,493,387	14,945	0.10%
Federal funds purchased and securities sold under agreements to repurchase	376,687	1,200	0.43%	177,875	103	0.08%
Commercial paper	23,106	2	0.01%	51,330	21	0.05%
FHLB advances	2,445,486	38,663	2.11%	1,624,320	27,979	2.30%
Long-term funding	249,759	8,182	4.37%	461,390	14,323	4.14%
Total short and long-term funding	3,095,039	48,047	2.07%	2,314,915	42,425	2.45%
Total interest-bearing liabilities	23,470,959	$85,637	0.49%	21,808,303	$57,371	0.35%
Noninterest-bearing demand deposits	8,189,067			7,961,119
Other liabilities	446,249			403,925
Stockholders’ equity	3,969,495			4,104,921
Total liabilities and stockholders’ equity	$36,075,770			$34,278,268
Interest rate spread			2.62%			2.28%
Net free funds			0.14%			0.10%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$682,461	2.76%		$551,453	2.38%
Fully tax-equivalent adjustment		14,129			12,362
Net interest income		$668,332			$539,092
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) Periods prior to March 31, 2022 do not include equipment finance.

Table 2 Net Interest Income Analysis

	Three Months Ended
	Sep 30, 2022			Jun 30, 2022			Sep 30, 2021
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial PPP lending	$4,531	$261	22.83%	$14,026	$346	9.91%	$275,414	$9,633	13.88%
Asset-based lending (ABL) & equipment finance(d)	317,857	4,027	5.03%	244,369	2,181	3.58%	99,463	766	3.06%
Commercial and business lending (excl PPP, ABL and equipment finance)	9,870,075	105,927	4.26%	9,346,218	68,748	2.95%	8,609,196	53,333	2.46%
Commercial real estate lending	6,768,054	78,887	4.62%	6,363,395	53,233	3.36%	6,160,241	44,859	2.89%
Total commercial	16,960,517	189,101	4.42%	15,968,007	124,509	3.13%	15,144,314	108,591	2.85%
Residential mortgage	8,223,531	64,069	3.12%	7,860,220	58,434	2.97%	7,817,737	55,305	2.83%
Auto finance	969,918	9,170	3.75%	689,027	6,017	3.50%	7,157	79	4.39%
Other retail	901,738	13,868	6.13%	880,910	11,370	5.17%	914,749	11,041	4.81%
Total loans	27,055,703	276,209	4.06%	25,398,163	200,331	3.16%	23,883,957	175,016	2.92%
Investment securities
Taxable	4,344,409	19,221	1.77%	4,448,811	18,317	1.65%	3,258,587	8,745	1.07%
Tax-exempt(a)	2,435,957	20,838	3.42%	2,427,068	20,637	3.40%	2,029,126	18,412	3.63%
Other short-term investments	378,528	3,284	3.45%	352,310	2,420	2.75%	2,215,805	2,281	0.41%
Investments and other	7,158,894	43,342	2.42%	7,228,189	41,374	2.29%	7,503,518	29,439	1.57%
Total earning assets	34,214,597	$319,551	3.72%	32,626,351	$241,705	2.97%	31,387,475	$204,455	2.59%
Other assets, net	3,057,182			3,106,232			3,372,013
Total assets	$37,271,779			$35,732,583			$34,759,489
Liabilities and Stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,735,285	$516	0.04%	$4,682,783	$530	0.05%	$4,248,493	$377	0.04%
Interest-bearing demand	6,587,404	10,306	0.62%	6,413,077	2,977	0.19%	6,344,504	1,361	0.09%
Money market	7,328,165	9,474	0.51%	6,910,505	2,203	0.13%	7,011,075	1,019	0.06%
Network transaction deposits	873,168	4,716	2.14%	775,593	1,480	0.77%	893,991	290	0.13%
Time deposits	1,230,859	989	0.32%	1,255,292	829	0.26%	1,434,588	1,379	0.38%
Total interest-bearing deposits	20,754,882	26,000	0.50%	20,037,250	8,019	0.16%	19,932,650	4,427	0.09%
Federal funds purchased and securities sold under agreements to repurchase	380,674	756	0.79%	454,519	406	0.36%	238,735	48	0.08%
Commercial paper	18,308	1	0.01%	23,154	1	0.01%	55,864	8	0.05%
FHLB advances	3,283,328	20,792	2.51%	2,423,771	9,689	1.60%	1,620,790	8,962	2.19%
Long-term funding	249,838	2,722	4.36%	249,805	2,730	4.37%	288,236	3,163	4.39%
Total short and long-term funding	3,932,149	24,270	2.45%	3,151,249	12,826	1.63%	2,203,625	12,180	2.20%
Total interest-bearing liabilities	24,687,031	$50,270	0.81%	23,188,499	$20,845	0.36%	22,136,276	$16,607	0.30%
Noninterest-bearing demand deposits	8,119,475			8,133,492			8,141,723
Other liabilities	480,672			473,478			401,077
Stockholders’ Equity	3,984,602			3,937,114			4,080,413
Total liabilities and stockholders’ equity	$37,271,779			$35,732,583			$34,759,489
Interest rate spread			2.91%			2.61%			2.29%
Net free funds			0.22%			0.10%			0.09%
Fully tax-equivalent net interest income and net interest margin ("NIM")		$269,281	3.13%		$220,860	2.71%		$187,848	2.38%
Fully tax-equivalent adjustment		4,843			4,713			4,172
Net interest income		$264,439			$216,146			$183,675

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

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $131 million, or 24%, and $129 million, or 24%, higher than the first nine months of 2021, respectively. Average loans increased $1.4 billion, or 6%, while average investments and other short-term investments increased $650 million, or 10%, from the first nine months of 2021. The increase in net interest income was driven by higher interest income as a result of growth in nearly all loan categories, along with higher investment balances resulting in more interest income. Both of these further benefited from the Federal Reserve increasing the federal funds target interest rate 300 bp during the first nine months of 2022, which resulted in the yield on earning assets increasing by 48 bp. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities were up $1.7 billion, or 8%, compared to the first nine months of 2021. Interest-bearing deposits increased $883 million, or 5%, driven primarily by increases in low cost deposits partially offset by decreases in higher cost deposits. Average noninterest-bearing demand deposits were up $228 million, or 3%, versus the first nine months of 2021. FHLB advances increased $821 million, or 51%, to fund loan growth. The cost of interest-bearing liabilities increased 14 bp from the first nine months of 2021.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for September 30, 2022 was the Moody's baseline forecast from August 2022, which was reviewed against the September 2022 forecast for material updates, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	Nine months ended			Three months ended					Changes vs
($ in Thousands, except as noted)	Sep 30, 2022	Sep 30, 2021	YTD % Change	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2022	Sep 30, 2021
Wealth management fees	$63,719	$67,229	(5)%	$19,984	$21,332	$22,404	$22,625	$22,110	(6)%	(10)%
Service charges and deposit account fees	48,392	47,366	2%	15,029	16,506	16,856	17,039	16,962	(9)%	(11)%
Card-based fees	32,847	31,838	3%	11,479	11,442	9,926	11,176	11,113	—%	3%
Other fee-based revenue	12,613	12,769	(1)%	4,487	4,360	3,766	4,316	3,929	3%	14%
Total fee-based revenue	157,571	159,203	(1)%	50,979	53,641	52,952	55,157	54,113	(5)%	(6)%
Capital markets, net	24,331	20,928	16%	7,675	8,010	8,646	9,674	7,114	(4)%	8%
Mortgage servicing fees, net(a)	5,847	(1,230)	N/M	2,135	1,882	1,830	795	323	13%	N/M
Gains and fair value adjustments on loans held for sale	1,046	31,709	(97)%	625	(363)	785	3,290	8,341	N/M	(93)%
Changes in mortgage servicing rights valuation, net of economic hedge(b)	9,742	12,231	(20)%	(661)	4,627	5,776	3,955	1,993	N/M	N/M
Mortgage banking, net	16,635	42,710	(61)%	2,098	6,145	8,391	8,041	10,657	(66)%	(80)%
Bank and corporate owned life insurance	8,004	8,551	(6)%	1,827	4,106	2,071	4,704	2,760	(56)%	(34)%
Other	6,613	8,425	(22)%	2,527	1,888	2,198	2,941	2,205	34%	15%
Subtotal	213,154	239,817	(11)%	65,106	73,790	74,258	80,517	76,848	(12)%	(15)%
Asset gains, net	1,883	10,024	(81)%	18	1,677	188	985	5,228	(99)%	(100)%
Investment securities gains (losses), net	5,676	(16)	N/M	5,664	(8)	21	—	—	N/M	N/M
Gain on the sale of branches, net(c)	—	1,038	(100)%	—	—	—	—	—	N/M	N/M
Total noninterest income	$220,713	$250,862	(12)%	$70,788	$75,458	$74,467	$81,502	$82,076	(6)%	(14)%
Mortgage loans originated for sale during period	$535,694	$1,345,158	(60)%	$131,743	$151,838	$252,113	$404,398	$455,842	(13)%	(71)%
Mortgage loan settlements during period	619,940	1,348,006	(54)%	119,530	204,321	296,089	426,785	463,425	(41)%	(74)%
Assets under management, at market value(d)				11,142	11,561	12,937	13,679	13,148	(4)%	(15)%
N/M = Not Meaningful
(a) Includes mortgage origination and servicing fees, net of MSRs amortization/decay.
(b) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(c) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for additional details on the branch sales.
(d) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in Noninterest Income
•Mortgage banking, net decreased $26 million from the first nine months of 2021, driven by decreased gains on sold loans due to lower mortgage settlements offset partially by a decrease in MSRs expense.
•Asset gains, net decreased $8 million from the first nine months of 2021, due to higher gains from private equity investments during the first nine months of 2021 and a gain of $2 million from the sale of Whitnell on March 1, 2021.
•Investment securities gains (losses), net increased $6 million from the first nine months of 2021, primarily due to the sale of Visa Class B restricted shares acquired from First Staunton and the subsequent write up of the remaining shares still held.
•Capital markets, net increased $3 million from the first nine months of 2021 as a result of higher interest rate swap revenue and higher syndication fees.

Noninterest Expense
Table 4 Noninterest Expense

	Nine months ended			Three months ended					Change vs
($ in Thousands)	Sep 30, 2022	Sep 30, 2021	YTD % Change	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2022	Sep 30, 2021
Personnel	$335,720	$318,900	5%	$118,243	$112,666	$104,811	$107,787	$107,880	5%	10%
Technology	65,401	60,902	7%	22,694	21,223	21,485	20,787	19,927	7%	14%
Occupancy	43,948	46,649	(6)%	13,717	14,151	16,080	16,863	15,814	(3)%	(13)%
Business development and advertising	17,388	15,522	12%	6,778	5,655	4,954	5,627	6,156	20%	10%
Equipment	14,841	16,199	(8)%	4,921	4,960	4,960	4,905	5,200	(1)%	(5)%
Legal and professional	14,118	17,495	(19)%	4,159	4,873	5,087	4,428	4,304	(15)%	(3)%
Loan and foreclosure costs	5,121	6,508	(21)%	1,631	1,476	2,014	1,636	1,616	11%	1%
FDIC assessment	16,300	13,350	22%	5,800	5,400	5,100	4,800	5,000	7%	16%
Other intangible amortization	6,608	6,642	(1)%	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	31,057	25,547	22%	15,645	8,815	6,597	13,173	9,793	77%	60%
Total noninterest expense	$550,503	$527,713	4%	$195,791	$181,420	$173,292	$182,210	$177,892	8%	10%
Average FTEs(a)	4,101	4,006	2%	4,182	4,101	4,018	3,992	4,010	2%	4%

(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $17 million from the first nine months of 2021, largely as a result of increased FTEs due to hiring related to previously announced initiatives and continued investment in our employees.
•Other expense increased $6 million from the first nine months of 2021, driven by a $6 million contribution to the Corporation's charitable remainder trust to fund donations out of the foundation.
•Legal and professional expenses decreased $3 million from the first nine months of 2021 as a result of lower consulting costs associated with mortgage activity.
•FDIC expense increased $3 million from the first nine months of 2021 due to a decrease in liquid assets.
Income Taxes
The Corporation recognized income tax expense of $68 million for the nine months ended September 30, 2022, compared to income tax expense of $70 million for the nine months ended September 30, 2021. The Corporation's effective tax rate was 20.94% for the first nine months of 2022, compared to an effective tax rate of 20.37% for the first nine months of 2021. The decrease in income tax expense during the first nine months of 2022 was primarily driven by a decrease in income before tax. The increase in the effective tax rate was primarily driven by an increase in state tax expense. The Corporation expects a full year effective tax rate of approximately 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At September 30, 2022, total assets were $38.0 billion, up $2.9 billion, or 8%, from December 31, 2021 and up $3.6 billion, or 10%, from September 30, 2021.
•Interest bearing deposits in other financial institutions were $112 million at September 30, 2022, down $570 million, or 84%, from December 31, 2021 and down $1.2 billion, or 91%, from September 30, 2021, due to the deployment of excess liquidity into investment securities purchases and loan growth.
•AFS investment securities, at fair value were $2.5 billion at September 30, 2022, down $1.8 billion, or 43%, from December 31, 2021, and down $1.4 billion, or 36%, from September 30, 2021. HTM investment securities, net, at amortized cost were $4.0 billion at September 30, 2022, up $1.7 billion, or 76%, from December 31, 2021 and up $2.0 billion, or 105%, from September 30, 2021, driven by a $1.6 billion transfer of AFS investment securities, at fair value, to HTM investment securities, net, at amortized cost during the first quarter of 2022. See Note 6 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $27.8 billion at September 30, 2022 were up $3.6 billion, or 15%, from December 31, 2021 and up $4.2 billion, or 18%, from September 30, 2021. See Note 7 Loans of the notes to consolidated financial statements for additional details.
•At September 30, 2022, total deposits of $29.2 billion were up $732 million, or 3%, from December 31, 2021 and were up $1.3 billion, or 5%, from September 30, 2021. See section Deposits and Customer Funding for additional information on deposits.
•FHLB advances were $3.8 billion at September 30, 2022, up $2.2 billion, or 133%, from both December 31, 2021 and September 30, 2021, mainly due to loan growth. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
Loans
Table 5 Period End Loan Composition

	Sep 30, 2022		Jun 30, 2022		Mar 31, 2022		Dec 31, 2021		Sep 30, 2021
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
PPP	$1,050	—%	$9,514	—%	$17,995	—%	$66,070	—%	$182,121	1%
Asset-based lending & equipment finance(a)	380,830	1%	263,044	1%	231,040	1%	178,027	1%	111,027	—%
Commercial and industrial	9,190,045	33%	8,984,127	34%	8,102,380	33%	8,208,289	34%	7,816,432	33%
Commercial real estate — owner occupied	999,786	4%	928,152	4%	973,572	4%	971,326	4%	879,554	4%
Commercial and business lending	10,571,711	38%	10,184,836	38%	9,324,986	38%	9,423,711	39%	8,989,133	38%
Commercial real estate — investor	5,064,289	18%	4,790,241	18%	4,469,241	18%	4,384,569	18%	4,296,489	18%
Real estate construction	1,835,159	7%	1,775,648	7%	1,760,076	7%	1,808,976	7%	1,834,871	8%
Commercial real estate lending	6,899,449	25%	6,565,889	25%	6,229,317	25%	6,193,545	26%	6,131,360	26%
Total commercial	17,471,159	63%	16,750,726	63%	15,554,303	63%	15,617,256	64%	15,120,493	64%
Residential mortgage	8,314,902	30%	8,002,943	30%	7,609,343	31%	7,567,310	31%	7,590,895	32%
Auto finance	1,117,136	4%	847,969	3%	497,523	2%	143,045	1%	6,739	—%
Home equity	612,608	2%	592,843	2%	580,867	2%	595,615	2%	608,566	3%
Other consumer	301,475	1%	300,217	1%	289,889	1%	301,723	1%	294,979	1%
Total consumer	10,346,121	37%	9,743,972	37%	8,977,622	37%	8,607,693	36%	8,501,180	36%
Total loans	$27,817,280	100%	$26,494,698	100%	$24,531,926	100%	$24,224,949	100%	$23,621,673	100%
(a) Periods prior to March 31, 2022 do not include equipment finance.
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2021 and the first nine months of 2022. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of September 30, 2022 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
PPP	$62	$988	$—	$—	$1,050	—%
Asset-based lending & equipment finance	175,462	134,233	71,135	—	380,830	1%
Commercial and industrial	8,673,678	387,540	119,480	9,347	9,190,045	33%
Commercial real estate — owner occupied	610,221	269,484	119,513	568	999,786	4%
Commercial real estate — investor	4,656,409	257,711	150,170	—	5,064,289	18%
Real estate construction	1,794,918	35,360	4,881	—	1,835,159	7%
Commercial - adjustable	8,593,863	17,829	17,326	—	8,629,018	31%
Commercial - fixed	7,316,888	1,067,486	447,852	9,915	8,842,141	32%
Residential mortgage - adjustable	316,296	675,107	1,853,298	88,305	2,933,006	11%
Residential mortgage - fixed	25,430	81,871	627,869	4,646,726	5,381,896	19%
Auto finance	253	246,150	870,733	—	1,117,136	4%
Home equity	554,178	16,388	34,671	7,370	612,608	2%
Other consumer	210,529	38,303	34,265	18,379	301,475	1%
Total loans	$17,017,437	$2,143,135	$3,886,014	$4,770,694	$27,817,280	100%
Fixed-rate	$7,921,998	$1,204,747	$1,144,682	$4,682,389	$14,953,816	54%
Floating or adjustable rate	9,095,439	938,388	2,741,332	88,305	12,863,464	46%
Total	$17,017,437	$2,143,135	$3,886,014	$4,770,694	$27,817,280	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At September 30, 2022, $20.8 billion, or 75%, of the loans outstanding and $15.9 billion, or 91%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2022, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and lease financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

September 30, 2022	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Real Estate(a)	531	$1,799,566	$3,319,689	8%
Credit Intermediation and Related Activities(b)	522	1,000,071	2,477,339	6%
Utilities(c)	221	2,107,765	2,471,723	6%
Merchant Wholesalers, Durable Goods	423	423,488	805,326	2%
(a) Includes REIT lines
(b) Includes mortgage warehouse lines
(c) 51% of the total exposure supports wind and solar projects
The remaining commercial and industrial portfolio is spread over a diverse range of industries, none of which exceed 2% of total loan exposure.
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

September 30, 2022	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	33%
Office	3%	23%
Industrial	3%	23%
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
Table 9 Largest Real Estate Construction Property Type Exposures

September 30, 2022	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	4%	37%
Industrial	3%	26%
Single Family	3%	21%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2022. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $85 million and $101 million of student loans at September 30, 2022 and December 31, 2021, respectively, the majority of which are government guaranteed. Currently, there is federal student loan relief in effect through December 31, 2022. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions. The student loan portfolio is in run-off and no new student loans are being originated.

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
Table 10 Nonperforming Assets

($ in Thousands)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Nonperforming assets
PPP	$—	$—	$41	$46	$—
Commercial and industrial	15,576	843	225	6,233	8,497
Commercial real estate — owner occupied	—	—	—	—	7
Commercial and business lending	15,576	843	266	6,279	8,504
Commercial real estate — investor	37,479	46,823	80,886	60,677	61,504
Real estate construction	141	604	609	177	247
Commercial real estate lending	37,620	47,427	81,495	60,855	61,751
Total commercial	53,196	48,270	81,761	67,134	70,256
Residential mortgage	55,485	52,840	53,827	55,362	56,678
Auto finance	302	53	49	52	67
Home equity	7,325	7,100	7,490	7,726	7,838
Other consumer	98	83	95	170	222
Total consumer	63,210	60,075	61,460	63,309	64,806
Total nonaccrual loans	116,406	108,345	143,221	130,443	135,062
Commercial real estate owned	325	957	861	984	1,005
Residential real estate owned	2,560	3,042	2,209	3,666	2,126
Bank properties real estate owned(a)	13,487	13,880	15,123	24,969	30,724
OREO	16,373	17,879	18,194	29,619	33,855
Repossessed assets	299	102	—	—	—
Total nonperforming assets	$133,078	$126,327	$161,414	$160,062	$168,917
Accruing loans past due 90 days or more
Commercial	$121	$133	$125	$151	$98
Consumer	1,297	1,422	1,470	1,111	932
Total accruing loans past due 90 days or more	$1,417	$1,555	$1,595	$1,263	$1,029
Restructured loans (accruing)
Commercial	$16,097	$15,425	$10,127	$22,763	$25,582
Consumer	19,036	18,828	19,876	19,768	18,917
Total restructured loans (accruing)	$35,132	$34,253	$30,003	$42,530	$44,499
Nonaccrual restructured loans (included in nonaccrual loans)	$21,650	$22,172	$19,352	$17,426	$15,226
Ratios
Nonaccrual loans to total loans	0.42%	0.41%	0.58%	0.54%	0.57%
NPAs to total loans plus OREO and repossessed assets	0.48%	0.48%	0.66%	0.66%	0.71%
NPAs to total assets	0.35%	0.34%	0.46%	0.46%	0.49%
Allowance for credit losses on loans to nonaccrual loans	285.79%	293.09%	221.92%	245.16%	246.02%

Table 10 Nonperforming Assets (continued)

($ in Thousands)	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Accruing loans 30-89 days past due
PPP	$252	$1,475	$1	$83	$568
Commercial and industrial	1,609	167	1,085	632	1,229
Commercial real estate — owner occupied	—	—	198	163	30
Commercial and business lending	1,861	1,642	1,284	878	1,827
Commercial real estate — investor	—	5,484	—	616	17,021
Real estate construction	43	—	—	1,620	—
Commercial real estate lending	43	5,484	—	2,236	17,021
Total commercial	1,904	7,126	1,284	3,114	18,848
Residential mortgage	6,517	5,315	4,957	6,169	7,095
Auto finance	6,206	2,906	949	11	10
Home equity	4,234	2,961	4,207	3,711	2,931
Other consumer	1,592	1,365	1,232	2,307	1,272
Total consumer	18,549	12,547	11,345	12,198	11,308
Total accruing loans 30-89 days past due	$20,452	$19,673	$12,629	$15,312	$30,156
Potential problem loans
PPP(b)	$40	$47	$54	$2,000	$4,160
Asset-based lending & equipment finance(c)	19,266	19,813	19,057	17,697	—
Commercial and industrial	89,250	84,785	93,396	120,561	124,990
Commercial real estate — owner occupied	28,287	38,628	24,005	26,723	21,241
Commercial and business lending	136,843	143,273	136,513	166,981	150,391
Commercial real estate — investor	117,982	132,635	130,792	106,138	78,962
Real estate construction	—	82	200	21,408	19,187
Commercial real estate lending	117,982	132,717	130,992	127,546	98,150
Total commercial	254,825	275,990	267,505	294,527	248,541
Residential mortgage	2,845	3,297	3,032	2,214	2,374
Home equity	185	188	156	165	171
Total consumer	3,030	3,486	3,188	2,379	2,546
Total potential problem loans	$257,855	$279,475	$270,693	$296,905	$251,087
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The Corporation utilized the Moody's baseline forecast for August 2022 which was compared to the September 2022 forecast for material updates, in the allowance model. The forecast is applied over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at September 30, 2022 and December 31, 2021 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in Thousands)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Allowance for Loan Losses
Balance at beginning of period	$280,015	$383,702	$280,771	$279,058	$280,015	$290,997	$318,811
Provision for loan losses	13,000	(75,500)	14,000	2,000	(3,000)	(4,500)	(20,000)
Charge offs	(7,165)	(31,784)	(3,346)	(1,791)	(2,028)	(8,869)	(10,929)
Recoveries	7,054	14,579	1,478	1,504	4,072	2,387	3,115
Net (charge offs) recoveries	(111)	(17,205)	(1,867)	(287)	2,044	(6,482)	(7,814)
Balance at end of period	$292,904	$290,997	$292,904	$280,771	$279,058	$280,015	$290,997
Allowance for Unfunded Commitments
Balance at beginning of period	$39,776	$47,776	$36,776	$38,776	$39,776	$41,276	$45,276
Provision for unfunded commitments	—	(6,500)	3,000	(2,000)	(1,000)	(1,500)	(4,000)
Balance at end of period	$39,776	$41,276	$39,776	$36,776	$38,776	$39,776	$41,276
Allowance for credit losses on loans	$332,680	$332,273	$332,680	$317,547	$317,835	$319,791	$332,273
Provision for credit losses on loans	13,000	(82,000)	17,000	—	(4,000)	(6,000)	(24,000)
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(a)	$—	$385	$—	$—	$—	$27	$91
Commercial and industrial	512	(6,743)	(897)	(444)	1,854	(6,669)	(9,149)
Commercial real estate — owner occupied	10	115	3	4	3	4	106
Commercial and business lending	523	(6,242)	(894)	(440)	1,857	(6,638)	(8,951)
Commercial real estate — investor	—	(11,293)	—	—	—	109	181
Real estate construction	43	69	9	2	32	52	18
Commercial real estate lending	43	(11,224)	9	2	32	162	199
Total commercial	565	(17,467)	(885)	(439)	1,889	(6,476)	(8,752)
Residential mortgage	465	(32)	(42)	220	288	(6)	300
Auto finance	(175)	20	(165)	(14)	4	(11)	8
Home equity	675	1,640	(101)	461	315	546	959
Other consumer	(1,642)	(1,366)	(675)	(516)	(451)	(534)	(329)
Total consumer	(676)	262	(983)	151	155	(6)	938
Total net (charge offs) recoveries	$(111)	$(17,205)	$(1,867)	$(287)	$2,044	$(6,482)	$(7,814)
Ratios
Allowance for credit losses on loans to total loans			1.20%	1.20%	1.30%	1.32%	1.41%
Allowance for credit losses on loans to net charge offs (annualized)	N/M	14.4x	44.9x	N/M	N/M	12.4x	10.7x
Loan Evaluation Method for ACLL
Individually evaluated for impairment			$15,739	$10,068	$13,625	$15,194	$19,913
Collectively evaluated for impairment			316,942	307,480	304,210	304,597	312,359
Total ACLL			$332,680	$317,547	$317,835	$319,791	$332,273
Loan Balance
Individually evaluated for impairment			$87,712	$81,457	$110,445	$115,643	$131,484
Collectively evaluated for impairment			27,729,568	26,413,241	24,421,481	24,109,306	23,490,189
Total loan balance			$27,817,280	$26,494,698	$24,531,926	$24,224,949	$23,621,673
N/M = Not Meaningful
(a) Periods prior to March 31, 2022 do not include equipment finance.

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(b)	—	43	—	—	—	9	36
Commercial and industrial	1	(12)	(4)	(2)	10	(34)	(47)
Commercial real estate — owner occupied	—	2	—	—	—	—	5
Commercial and business lending	1	(9)	(3)	(2)	8	(29)	(40)
Commercial real estate — investor	—	(35)	—	—	—	1	2
Real estate construction	—	—	—	—	1	1	—
Commercial real estate lending	—	(24)	—	—	—	1	1
Total commercial	—	(15)	(2)	(1)	5	(17)	(23)
Residential mortgage	1	—	—	1	2	—	2
Auto finance	(4)	31	(7)	(1)	1	(9)	43
Home equity	15	34	(7)	32	22	36	61
Other consumer	(74)	(62)	(89)	(70)	(62)	(71)	(44)
Total consumer	(1)	—	(4)	1	1	—	4
Total net (charge offs) recoveries	—	(10)	(3)	—	3	(11)	(13)
(a) Annualized ratio of net charge offs to average loans by loan type.
(b) Periods prior to March 31, 2022 do not include equipment finance.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Potential problem loans decreased $39 million, or 13%, from December 31, 2021, and increased $7 million, or 3%, from September 30, 2021. The decrease from December 31, 2021 was primarily driven by decreases in commercial and industrial and real estate construction lending, partially offset by an increase in CRE-investor lending. The increase from September 30, 2021 was primarily driven by increases in CRE-investor and asset-based lending and equipment finance, partially offset by decreases in commercial and industrial and real estate construction lending. See Table 10 for additional information regarding potential problem loans.
•Total nonaccrual loans decreased $14 million, or 11%, from December 31, 2021, and decreased $19 million, or 14%, from September 30, 2021. The decreases from both December 31, 2021 and September 30, 2021 were primarily due to a decrease in CRE-investor lending, partially offset by an increase in commercial and industrial lending. See Note 7 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs decreased $17 million from September 30, 2021, primarily driven by no charge offs in the CRE-investor portfolio in the current period, combined with a net recovery within the commercial portfolio. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at September 30, 2022.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Sep 30, 2022		Jun 30, 2022		Mar 31, 2022		Dec 31, 2021		Sep 30, 2021
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$8,224,579	28%	$8,085,702	28%	$8,315,699	29%	$8,504,077	30%	$8,170,105	29%
Savings	4,708,720	16%	4,708,156	16%	4,661,232	16%	4,410,198	15%	4,278,453	15%
Interest-bearing demand	7,122,218	24%	6,789,722	24%	6,616,767	23%	7,019,782	25%	6,407,844	23%
Money market	7,909,232	27%	7,769,415	27%	7,522,797	26%	7,185,111	25%	7,583,978	27%
Time deposits	1,233,833	4%	1,223,581	4%	1,288,913	5%	1,347,262	5%	1,410,886	5%
Total deposits	$29,198,581	100%	$28,576,577	100%	$28,405,409	100%	$28,466,430	100%	$27,851,266	100%
Customer funding(a)	283,856		296,440		299,301		354,142		322,081
Total deposits and customer funding	$29,482,437		$28,873,017		$28,704,710		$28,820,572		$28,173,348
Network transaction deposits(b)	$864,086		$891,902		$762,680		$766,965		$929,174
Net deposits and customer funding (total deposits and customer funding, excluding network transaction deposits)	28,618,351		27,981,114		27,942,029		28,053,607		27,244,174
Time deposits of more than $250,000	222,318		180,705		209,208		215,100		223,075
(a) Securities sold under agreement to repurchase and commercial paper.
(b) Included above in interest-bearing demand and money market.
•Total deposits, which are the Corporation's largest source of funds, increased $732 million, or 3%, from December 31, 2021, and increased $1.3 billion, or 5%, from September 30, 2021.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2022, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations under a stressed scenario.
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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of September 30, 2022, the Bank had $1.4 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2022, the Bank had $566 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $8 million was outstanding as of September 30, 2022.
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
Credit ratings relate to the Corporation’s ability to issue debt securities and the cost to borrow money, and should not be viewed as an indication of future stock performance or a recommendation to buy, sell, or hold securities. Adverse changes in these factors could result in a negative change in credit ratings and impact not only the ability to raise funds in the capital markets but also the cost of these funds. The credit ratings of the Parent Company and the Bank at September 30, 2022 are displayed below:
Table 14 Credit Ratings

	Moody’s	S&P
Bank short-term deposits	P-1	-
Bank long-term deposits/issuer	A1	BBB+
Corporation commercial paper	P-2	-
Corporation long-term senior debt/issuer	Baa1	BBB
Outlook	Negative	Stable
For the nine months ended September 30, 2022, net cash provided by operating and financing activities was $722 million and $2.7 billion, respectively, while net cash used in investing activities was $4.0 billion, for a net decrease in cash and cash equivalents of $523 million since year-end 2021. At September 30, 2022, assets of $38.0 billion increased $2.9 billion, or 8%, from year-end 2021, primarily due to loan growth. On the funding side, deposits of $29.2 billion increased $732 million, or 3%, from year-end 2021 and FHLB advances increased $2.2 billion, or 133%, to fund loan growth.
For the nine months ended September 30, 2021, net cash provided by operating activities and financing activities was $364 million and $768 million, respectively, while net cash used in investing activities was $162 million, for a net increase in cash and cash equivalents of $970 million from year-end 2020. At September 30, 2021, assets of $34.4 billion increased $1.0 billion, or 3%, from year-end 2020, primarily driven by a $983 million increase in interest-bearing deposits in other financial institutions and an increase of $808 million, or 26%, in AFS investment securities, at fair value, partially offset by a $830 million, or 3%, decrease in loans. On the funding side, deposits of $27.9 billion increased $1.4 billion, or 5%, from year-end 2020 related to deposit inflows from government stimulus programs and changing customer savings habits.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first nine months of 2022.

The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that a higher or steeper yield curve adds to income while a flatter yield curve is relatively neutral, and a lower or inverted yield curve generally has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at September 30, 2022.
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
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Sep 30, 2022		Dec 31, 2021
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	4.6%	3.4%	5.0%	5.4%
200 bp increase in interest rates	9.2%	6.8%	10.6%	11.7%
At September 30, 2022, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Sep 30, 2022	Dec 31, 2021
Instantaneous Rate Change
100 bp increase in interest rates	(4.2)%	(1.8)%
200 bp increase in interest rates	(8.2)%	(3.7)%
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
In 2014, the Financial Stability Oversight Council and Financial Stability Board raised concerns about the reliability and robustness of LIBOR and called for the development of alternative interest rate benchmarks. The ARRC, through authority from the Federal Reserve, has selected SOFR as the alternative rate and developed a paced transition plan which addresses the risk that LIBOR may not exist beyond June 2023.
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at September 30, 2022, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in Thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$982,413	$211,002	$40,412	$5	$1,233,833
Short-term funding	9	284,361	—	—	—	284,361
FHLB advances	9	2,583,485	393,670	605,195	195,129	3,777,478
Other long-term funding	9	85	249,170	182	46	249,484
Operating leases	18	5,679	9,640	7,659	6,920	29,897
Total		$3,856,023	$863,482	$653,448	$202,100	$5,575,052
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At September 30, 2022, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 18 Capital Ratios

	YTD		Quarter Ended
($ in Thousands)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Risk-based Capital(a)
CET1			$2,955,710	$2,896,675	$2,837,789	$2,808,289	$2,779,943
Tier 1 capital			3,149,822	3,089,593	3,030,579	3,001,074	2,972,622
Total capital			3,582,099	3,506,864	3,448,108	3,570,026	3,550,556
Total risk-weighted assets			31,405,843	29,863,512	27,780,642	27,242,735	26,303,703
Modified CECL transitional amount			67,276	67,276	67,276	89,702	92,822
CET1 capital ratio			9.41%	9.70%	10.22%	10.31%	10.57%
Tier 1 capital ratio			10.03%	10.35%	10.91%	11.02%	11.30%
Total capital ratio			11.41%	11.74%	12.41%	13.10%	13.50%
Tier 1 leverage ratio			8.66%	8.87%	8.86%	8.83%	8.81%
Selected Equity and Performance Ratios
Total stockholders’ equity / assets			10.39%	10.63%	11.30%	11.47%	11.60%
Dividend payout ratio(b)	36.14%	32.94%	32.26%	35.71%	41.67%	40.82%	35.71%
Return on average assets	0.95%	1.07%	1.02%	0.97%	0.86%	0.87%	1.01%
Annualized noninterest expense / average assets	2.04%	2.06%	2.08%	2.04%	2.00%	2.06%	2.03%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2022.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
($ in Thousands)	Sep 30, 2022	Sep 30, 2021	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets			7.06%	7.23%	7.68%	7.86%	7.92%
Return on average equity	8.67%	8.93%	9.59%	8.85%	7.55%	7.62%	8.63%
Return on average tangible common equity	12.96%	13.56%	14.32%	13.29%	11.26%	11.34%	12.97%
Return on average CET1	11.60%	12.62%	12.69%	11.77%	10.27%	10.50%	12.11%
Return on average tangible assets	1.00%	1.13%	1.08%	1.03%	0.90%	0.92%	1.07%
Average stockholders' equity / average assets	11.00%	11.98%	10.69%	11.02%	11.33%	11.43%	11.74%
Tangible common equity reconciliation(a)
Common equity			$3,759,840	$3,766,187	$3,755,092	$3,831,658	$3,801,766
Goodwill and other intangible assets, net			(1,156,477)	(1,158,680)	(1,160,883)	(1,163,085)	(1,165,288)
Tangible common equity			$2,603,363	$2,607,507	$2,594,209	$2,668,573	$2,636,478
Tangible assets reconciliation(a)
Total assets			$38,049,607	$37,235,990	$34,955,900	$35,104,253	$34,439,666
Goodwill and other intangible assets, net			(1,156,477)	(1,158,680)	(1,160,883)	(1,163,085)	(1,165,288)
Tangible assets			$36,893,130	$36,077,310	$33,795,017	$33,941,167	$33,274,378
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,776,296	$3,782,141	$3,791,396	$3,743,919	$3,793,597	$3,810,668	$3,807,083
Goodwill and other intangible assets, net	(1,159,982)	(1,169,964)	(1,157,754)	(1,160,035)	(1,162,204)	(1,164,394)	(1,166,589)
Tangible common equity	2,616,314	2,612,177	2,633,642	2,583,884	2,631,393	2,646,273	2,640,494
Modified CECL transitional amount	67,276	106,277	67,276	67,276	67,276	90,528	97,420
Accumulated other comprehensive loss (income)	147,258	(4,589)	189,935	170,253	80,383	18,513	(5,320)
Deferred tax assets, net	36,085	40,135	29,875	39,072	39,411	39,640	39,893
Average CET1	$2,866,934	$2,754,000	$2,920,729	$2,860,485	$2,818,464	$2,794,954	$2,772,487
Average tangible assets reconciliation(a)
Total assets	$36,075,770	$34,278,268	$37,271,779	$35,732,583	$35,200,182	$35,016,159	$34,759,489
Goodwill and other intangible assets, net	(1,159,982)	(1,169,964)	(1,157,754)	(1,160,035)	(1,162,204)	(1,164,394)	(1,166,589)
Tangible assets	$34,915,788	$33,108,304	$36,114,025	$34,572,548	$34,037,978	$33,851,765	$33,592,900
Adjusted net income reconciliation(b)
Net income	$257,360	$274,117	$96,275	$86,824	$74,262	$76,877	$88,809
Other intangible amortization, net of tax	4,956	4,981	1,652	1,652	1,652	1,652	1,652
Adjusted net income	$262,316	$279,098	$97,927	$88,476	$75,914	$78,529	$90,461
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$248,735	$259,880	$93,400	$83,949	$71,387	$74,002	$84,655
Other intangible amortization, net of tax	4,956	4,981	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity	$253,691	$264,861	$95,052	$85,601	$73,039	$75,654	$86,307
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	62.32%	65.98%	60.32%	61.53%	65.71%	67.36%	65.43%
Fully tax-equivalent adjustment	(0.98)%	(1.02)%	(0.87)%	(0.98)%	(1.13)%	(1.10)%	(1.01)%
Other intangible amortization	(0.75)%	(0.84)%	(0.67)%	(0.76)%	(0.84)%	(0.82)%	(0.83)%
Fully tax-equivalent efficiency ratio	60.60%	64.13%	58.79%	59.80%	63.76%	65.46%	63.61%
Provision for unfunded commitments adjustment	—%	0.81%	(0.90)%	0.67%	0.37%	0.55%	1.48%
Asset gains, net adjustment	0.13%	0.82%	—%	0.34%	0.05%	0.24%	1.29%
Acquisitions, branch sales, and initiatives	(0.20)%	(0.22)%	(0.53)%	—%	—%	(1.43)%	(0.91)%
Adjusted efficiency ratio	60.53%	65.54%	57.36%	60.82%	64.18%	64.82%	65.46%
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
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains (losses), net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs, and announced initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, asset gains, net, and gain on sale of branches, net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs, provision for unfunded commitments, asset gains, net, branch sales, and announced initiatives.

Sequential Quarter Results
The Corporation reported net income of $96 million for the third quarter of 2022, compared to net income of $87 million for the second quarter of 2022. Net income available to common equity was $93 million for the third quarter of 2022, or $0.62 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2022 was $84 million, or $0.56 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2022 was $269 million, $48 million, or 22%, higher than the second quarter of 2022. The net interest margin in the third quarter of 2022 was up 42 bp to 3.13%. The increases in net interest income and net interest margin were due to increased earning assets as well as higher interest on earning assets resulting from the Federal Reserve increasing their federal funds target rate. Average earning assets increased $1.6 billion, or 5%, to $34.2 billion in the third quarter of 2022. Average loans increased $1.7 billion, or 7%, driven by growth across nearly all loan categories. On the funding side, average FHLB advances increased $860 million, or 35%, and total interest-bearing deposits increased $718 million, or 4% (see Table 2).
The provision for credit losses had a $17 million provision for the third quarter of 2022, compared to a negligible release for the second quarter of 2022 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2022 was $71 million, down $5 million, or 6%, from the second quarter of 2022, driven by lower mortgage banking, net, bank owned life insurance income, and asset gains, net, partially offset by higher investment securities gains (losses), net (see Table 3).
Noninterest expense for the third quarter of 2022 was $196 million, up $14 million, or 8%, from the second quarter of 2022, driven by a $6 million contribution to the Corporation's charitable remainder trust and higher personnel expense (see Table 4).
For the third quarter of 2022, the Corporation recognized income tax expense of $26 million, compared to income tax expense of $23 million for the second quarter of 2022. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results
The Corporation reported net income of $96 million for the third quarter of 2022, compared to $89 million for the third quarter of 2021. Net income available to common equity was $93 million for the third quarter of 2022, or $0.62 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2021 was $85 million, or $0.56 for both basic and diluted earnings per share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2022 was $269 million, $81 million, or 43%, higher than the third quarter of 2021. The net interest margin between the comparable quarters was up 75 bp, to 3.13% in the third quarter of 2022. The increases in net interest income and net interest margin were due to increased earning assets as well as higher interest on earning assets resulting from the Federal Reserve increasing their federal funds target rate. Average earning assets increased $2.8 billion, or 9%, to $34.2 billion in the third quarter of 2022 as average loans increased $3.2 billion, or 13%, driven by growth across nearly all loan categories, while investments and other decreased $345 million, or 5%. On the funding side, average interest-bearing deposits increased $822 million, or 4%, from the third quarter of 2021, due to increases in lower cost deposits, partially offset by a decrease in higher cost deposits. Average short and long-term funding increased $1.7 billion, or 78% (see Table 2), primarily driven by an increase in FHLB advances.
The provision for credit losses had a $17 million provision for the third quarter of 2022, compared to a release of $24 million for the third quarter of 2021, (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2022 was $71 million, down $11 million, or 14%, compared to the third quarter of 2021, primarily due to lower income in mortgage banking, net and asset gains, net, partially offset by higher investment securities gains (losses), net (see Table 3).
Noninterest expense increased $18 million, or 10%, to $196 million for the third quarter of 2022, primarily due to higher personnel expenses and a $6 million contribution to the Corporation's charitable remainder trust (see Table 4).
The Corporation recognized income tax expense of $26 million for the third quarter of 2022, compared to an income tax expense of $23 million for the third quarter of 2021. See section Income Taxes for a detailed discussion on income taxes.

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
Table 20 Selected Segment Financial Data

	Three Months Ended Sep 30,			Nine Months Ended Sep 30,
($ in Thousands)	2022	2021	% Change	2022	2021	% Change
Corporate and Commercial Specialty
Total revenue(a)	$158,808	$136,601	16%	$440,981	$404,394	9%
Provision for credit losses	11,904	14,349	(17)%	36,803	46,745	(21)%
Noninterest expense	58,934	56,209	5%	172,141	165,568	4%
Income tax expense	16,420	11,920	38%	42,692	35,021	22%
Net income	71,551	54,123	32%	189,346	157,060	21%
Average earning assets	16,123,187	14,111,675	14%	15,213,821	14,062,442	8%
Average loans	16,118,417	14,110,630	14%	15,210,316	14,061,619	8%
Average deposits	9,256,598	8,888,016	4%	9,139,639	8,690,457	5%
Average allocated capital (Average CET1)(b)	1,606,052	1,403,893	14%	1,514,786	1,402,580	8%
Return on average allocated capital(b)	17.67%	15.30%	N/M	16.71%	14.97%	174 bp
Community, Consumer, and Business
Total revenue	$163,476	$125,952	30%	$424,817	$382,384	11%
Provision for credit losses	5,378	4,748	13%	14,958	15,955	(6)%
Noninterest expense	107,782	98,172	10%	311,210	300,913	3%
Income tax expense	10,567	4,837	118%	20,716	13,758	51%
Net income	39,749	18,196	118%	77,933	51,758	51%
Average earning assets	10,416,253	9,108,909	14%	9,796,760	9,365,653	5%
Average loans	10,416,253	9,108,909	14%	9,796,760	9,365,653	5%
Average deposits	18,636,223	18,194,868	2%	18,532,576	17,714,096	5%
Average allocated capital (Average CET1)(b)	640,571	529,609	21%	583,265	547,471	7%
Return on average allocated capital(b)	24.62%	13.63%	N/M	17.86%	12.64%	N/M
Risk Management and Shared Services
Total revenue	$12,943	$3,199	N/M	$23,247	$3,176	N/M
Provision for credit losses	(283)	(43,107)	(99)%	(38,756)	(144,717)	(73)%
Noninterest expense	29,076	23,512	24%	67,153	61,233	10%
Income tax expense (benefit)	(824)	6,304	N/M	4,769	21,363	(78)%
Net income (loss)	(15,025)	16,490	N/M	(9,918)	65,298	N/M
Average earning assets	7,675,157	8,166,891	(6)%	7,944,848	7,495,515	6%
Average loans	521,033	664,419	(22)%	520,961	719,246	(28)%
Average deposits	981,535	991,490	(1)%	892,773	1,049,953	(15)%
Average allocated capital (Average CET1)(b)	674,106	838,985	(20)%	768,883	803,950	(4)%
Return on average allocated capital(b)	(10.54)%	5.83%	N/M	(3.22)%	8.49%	N/M
Consolidated Total
Total revenue(a)	$335,227	$265,752	26%	$889,045	$789,954	13%
Return on average allocated capital(b)	12.69%	12.11%	58 bp	11.60%	12.62%	-102 bp
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
•Total revenue increased $37 million from the nine months ended September 30, 2021 and increased $22 million from the three months ended September 30, 2021, primarily attributable to higher loan volumes and interest rates.
•Provision for credit losses decreased $10 million from the nine months ended September 30, 2021 and decreased $2 million from the three months ended September 30, 2021, as a result of improving credit quality.
•Average loans increased $1.1 billion from the nine months ended September 30, 2021 and increased $2.0 billion from the three months ended September 30, 2021, driven by loan growth across all categories.
•Average deposits increased $449 million from the nine months ended September 30, 2021 and increased $369 million from the three months ended September 30, 2021, primarily driven by increases in lower cost interest bearing deposits and money market accounts, respectively.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Total revenue increased $42 million from the nine months ended September 30, 2021 and increased $38 million from the three months ended September 30, 2021, as a result of receiving FTP credit for providing funding for the Corporation's loan growth.
•Average loans increased $431 million from the nine months ended September 30, 2021 and increased $1.3 billion from the three months ended September 30, 2021, primarily driven by growth in auto finance and residential mortgage lending within the consumer portfolio.
•Noninterest expense increased $10 million from both the nine and three months ended September 30, 2021, driven by increased personnel expense largely driven by hiring related to previously announced initiatives and continued investment in our employees.
•Average deposits increased $818 million from the nine months ended September 30, 2021 and increased $441 million from the three months ended September 30, 2021, as a result of customers holding higher savings account balances.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenues increased $20 million from the nine months ended September 30, 2021 and increased $10 million from the three months ended September 30, 2021, primarily driven by increased interest income as a result of higher investment income due to the current rate environment, as well as increased investment holdings after deploying excess cash into higher yielding securities earlier in 2022.
•Provision for credit losses increased $106 million from the nine months ended September 30, 2021 and increased $43 million from the three months ended September 30, 2021, driven by larger provision releases during 2021.
•Average loans decreased $198 million from the nine months ended September 30, 2021 and decreased $143 million from the three months ended September 30, 2021, primarily driven by decreases in commercial and business lending.
•Average deposits decreased $157 million from the nine months ended September 30, 2021 and decreased $10 million from the three months ended September 30, 2021, primarily driven by decreases in network deposits.
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

The assumptions used in this model are primarily based on mortgage interest rates. Evaluation of the effect of a change in one assumption without considering the effect of that change on other assumptions is not meaningful. Considering all related assumptions, we expect a 50 basis point increase in the yield curve to increase the fair value of our servicing rights by $3 million and decrease the value of the hedge by $3 million. Likewise, we expect a 50 basis point decrease in the yield curve to decrease the fair value of our servicing rights by $4 million and increase the value of our hedge by $3 million.
Recent Developments
On October 25, 2022, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.21 per common share, payable on December 15, 2022 to shareholders of record at the close of business on December 1, 2022. This is an increase of $0.01 from the previous quarterly cash dividend of $0.20 per common share. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on December 15, 2022 to shareholders of record at the close of business on December 1, 2022. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on December 15, 2022 to shareholders of record at the close of business on December 1, 2022.

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
As of September 30, 2022, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2022.
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
There have been no material changes in the Risk Factors described in the Corporation’s 2021 Annual Report on Form 10-K other than as set out in the Corporation's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, in Item 1A of Part II.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2022, the Corporation repurchased approximately $181,000 of common stock, or approximately 9,000 shares, all of which were repurchases related to tax withholding on equity compensation with no open market purchases during the quarter. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2022 - July 31, 2022	4,612	$18.53	—	—
August 1, 2022 - August 31, 2022	4,024	20.30	—	—
September 1, 2022 - September 30, 2022	703	20.08	—	—
Total	9,339	$19.41	—	3,966,430
(a) During the third quarter of 2022, the Corporation repurchased 9,339 common shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At September 30, 2022, there remained $80 million authorized to be repurchased in the aggregate. Approximately 4 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on September 30, 2022.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (10.1), Separation Agreement between Associated Banc-Corp and Michael Meinolf, dated September 30, 2022.
Exhibit (31.1), Certification Under Section 302 of Sarbanes-Oxley by Andrew J. Harmening, Chief Executive Officer.
Exhibit (31.2), Certification Under Section 302 of Sarbanes-Oxley by Derek S. Meyer, Chief Financial Officer.
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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: October 27, 2022	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: October 27, 2022	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: October 27, 2022	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer