Form 10-K
period 2022-12-31
ASSOCIATED BANC-CORP
filed 2023-02-13
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☑        No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Yes  ☐       No  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Yes  ☐       No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No  ☑
As of June 30, 2022, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,713,656,028. This excludes $27,652,383 of market value representing the outstanding shares of the registrant owned by all directors and officers who may be deemed affiliates. This includes $48,037,933 of market value representing 1.75% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of January 31, 2023, 150,541,896 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2023 are incorporated by reference in this Form 10-K into Part III.

Auditor Name:    KPMG LLP            Auditor Location:    Chicago, Illinois            Auditor Firm ID:    185

ASSOCIATED BANC-CORP
2022 Form 10-K Table of Contents

ASSOCIATED BANC-CORP
Commonly Used Acronyms and Abbreviations
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

2017 Plan	2017 Incentive Compensation Plan
2020 Plan	2020 Incentive Compensation Plan
ABRC	Associated Benefits and Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ABL	Asset-Based Lending
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ADC	Acquisition, Development, or Construction
AFS	Available for Sale
AFX	American Financial Exchange
ALCO	Asset/Liability Committee
Ameribor	American Interbank Offered Rate
AML	Anti-Money Laundering
APR	Annual Percentage Rate
ARRC	Alternative Reference Rate Committee
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
ATR	Ability-to-Repay
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
BHC Act	Bank Holding Company Act of 1956, as amended
bp	basis point(s)
BSA	Bank Secrecy Act
CAMELS	Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFTC	Commodity Futures Trading Commission
CMOs	Collateralized Mortgage Obligations
CPRA	California Privacy Rights Act
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CGSRC	Corporate Governance and Social Responsibility Committee
DE&I	Diversity, Equity & Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	Department of Justice
DOL	Department of Labor
DTAs	Deferred Tax Assets
DTI	Debt-to-Income

EAR	Earnings at Risk
Economic Aid Act	Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EMS	Environmental Sustainability Risk Management System
ERC	Enterprise Risk Committee of the Board of Directors
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCA	United Kingdom Financial Conduct Authority
FDI Act	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Financing Corporation, established by the Competitive Equality Banking Act of 1987
FICO Score	Fair Isaac Corporation score, a broad-based risk score to aid in credit decisions
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FRBNY	Federal Reserve Bank of New York
FTC	Federal Trade Commission
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
HVCRE	High Volatility Commercial Real Estate
IDIs	Insured Depository Institutions
LGBTQ+	Lesbian, Gay, Bisexual, Transgender, Queer, and Plus
LIBOR	London Interbank Offered Rate
LMI	Low- to Moderate-Income
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
MSAs	Mortgage Servicing Assets
MSBI	Minnesota State Board of Investment
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAICS	North American Industry Classification System
NDAA	National Defense Authorization Act
Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
NYSE	New York Stock Exchange

OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased Credit Deteriorated
PPPLF	Paycheck Protection Program Liquidity Facility
QM	Qualified Mortgage
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SARs	Suspicious Activity Reports
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
TCFD	Task Force on Climate-related Financial Disclosures
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
USI	USI Insurance Services LLC
Whitnell	Whitnell & Co.

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
Credit Risks
•Changes and instability in economic conditions, geopolitical matters and financial markets, including a contraction of economic activity, could adversely impact our business, results of operations and financial condition.
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
Liquidity and Interest Rate Risks
•Impairment of our access to liquidity could affect our ability to meet our obligations.
•We are subject to interest rate risk.
•The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
•Changes in interest rates could reduce the value of our investment securities holdings which would increase our accumulated other comprehensive loss and thereby negatively impact stockholders' equity.
•Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
•The replacement of the LIBOR as a financial benchmark presents risks to the financial instruments originated or held by the Corporation.
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
•From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions. The integration of core systems and processes for such transactions often occurs after the closing, which may create elevated risk of cyber incidents.
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
•Severe weather, natural disasters, public health issues, civil unrest, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
•Increasing, complex and evolving regulatory and stakeholder expectations on ESG matters could adversely affect our reputation, our access to capital and the market price of our securities.
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
•Consumers may decide not to use banks to complete their financial transactions.
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
Risks Related to the COVID-19 Pandemic
•The coronavirus (COVID-19) pandemic has disrupted economic conditions, the financial and labor markets and workplace operating environments.
General Risk Factors
•Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.
•Our internal controls may be ineffective.
•We may not be able to attract and retain skilled people.
•Loss of key employees may disrupt relationships with certain customers.
PART I

ITEM 1.	Business
General
Associated Banc-Corp is a bank holding company registered pursuant to the BHC Act. Our bank subsidiary, Associated Bank, traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Federal Reserve to acquire three banks. At December 31, 2022, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Wisconsin, and 10 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three state branch footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2022, we are the largest bank holding company headquartered in Wisconsin.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 202 banking branches at December 31, 2022, serving more than 100 communities, primarily within our three state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.
See Note 21 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Human Capital Matters
We are very fortunate to have what we believe is a diverse, committed team of approximately 4,200 FTE colleagues who are capable, determined and empowered to drive our company forward. None of our colleagues are represented by unions.
Talent Acquisition, Development, and Retention: We believe attracting and retaining diverse talent in a highly competitive candidate market fuels our ability to serve our customers and support our communities. We are focused on sourcing diverse, passive talent through engagement with workforce development programs, partnerships with diverse organizations, and active campus recruitment. As a result, we were able to hire over 140 more external candidates in 2022 than in the prior year. At the same time, in 2022, we had low voluntary turnover of 16% while 26% of colleagues advanced their careers at the Corporation through nearly 1,100 internal promotions or lateral moves. At December 31, 2022, the average tenure of our workforce was approximately 8.1 years while the average tenure of our executive leadership team was 11.7 years.

Through internal and external training and development programs, we aim to help our colleagues improve their skills so they can achieve their career goals and transition to more challenging roles.

•Beginning in 2023, the Corporation initiated individual development plans for all colleagues designed to enhance colleague development, growth and career pathing through identification of career interests, and detailed action plans focused on development areas.
•In 2022, we introduced a significant development initiative to accelerate the leadership skills in the organization through leadership learning paths tailored to the three primary levels of leadership in the organization, which are first level, mid-level and senior leaders. This included nearly 100 individual leadership classes which were attended by almost 900 leaders.
•We introduced two Mentor Programs in 2022 for all senior leaders and all CRG members with more than 125 pairings and over 760 mentor hours recorded.

Colleague Engagement: By strengthening our workforce and providing opportunities for all colleagues to apply their talent and grow as professionals, we strive to foster pride in working for Associated and to be recognized as the employer of choice among Midwestern financial services firms. During 2022, many of our colleagues and community members responded to and recognized our efforts:
•Colleague engagement is a focus for our company. During 2022, 91% of our colleagues provided feedback through an annual workplace survey conducted by a third party on key topics related to the overall health and culture of the organization. The survey respondent percentage is well above the average response rate for commercial banks. For the sixth year in a row, we received more than 8,000 colleague comments, which we believe demonstrates that colleagues are interested in, and comfortable with, sharing candid feedback.
•Associated Bank continues to be recognized as a Top Workplace. In 2022, we earned the Top Workplaces USA Award for the third consecutive year. Regionally, Associated Bank was named a Top Workplaces 2022 award winner in Milwaukee, Southeast Wisconsin, and Madison. Associated Bank also received Top Workplaces 2022 for Employee Well-Being and Professional Development. The Top Workplace awards are issued by Energage.

Health and Well-being: We focus on the whole person by offering wide-ranging healthcare programs, community volunteering opportunities, retirement plans, support for parents and families, and more. We offer free and confidential health coaching and weight management programs, mental health resources, virtual live fitness classes, and a 24/7/365 employee assistance program which provides access to free counseling services, financial coaching, and a variety of additional resources to support the unique needs of our colleagues and their families (e.g. elder, adult, child, and family support and legal services). During 2022, the Corporation switched well-being platforms. The new program allows all colleagues and insured spouses to access programs, activities, challenges, and educational materials to support health and well-being around physical, mental, emotional, financial, and work well-being. As of December 31, 2022:
•Nearly 3,000 colleagues and spouses participated in an annual wellness visit with a primary care provider.
•More than 1,550 colleagues received a well-being reimbursement for the purchase of items such as gym memberships, home fitness equipment, and/or fitness tracking devices.
•Throughout 2022, Associated Bank colleagues received nearly $500,000 in well-being program incentives, including well-being platform rewards and reimbursements for items such as gym memberships, fitness tracking devices, home fitness equipment, and more.
Market-based Pay and Rewards: We regularly review our pay and benefits programs so that we are offering a total compensation package, including salary, incentive pay, and benefits that we believe is fair, equitable, and competitive in our marketplace.
Culture: We believe our success begins and ends with people. For this reason, fostering a culture where people feel valued, respected, and comfortable sharing ideas and perspectives is a core focus of the Corporation. Our culture is anchored in the belief that we are better together, and great ideas can come from anywhere in the Corporation. During 2021, the Corporation launched our Associated Culture Team, with the intent to have approximately 15 colleagues representing diverse business lines, positions, and geographies across the Corporation. The team's purpose is to provide a voice for colleague feedback regarding current and desired states of our corporate culture.
Diversity, Equity and Inclusion: Our DE&I efforts focus on shared commitment and action across business lines to seek out and diversify our workforce and foster a culture of belonging and inclusion among our colleagues. Our efforts extend to our markets by strengthening our DE&I efforts in our relationships with customers and the communities that we live in and serve. These efforts are supported by the work of our seven Colleague Resource Groups and the members that drive actions and events. These groups help to drive greater organizational awareness and work to address the unique needs of people of different cultures and marginalized groups not limited to, but including, people of color, young professionals, women, veterans, LGBTQ+, and people with disabilities.
Further, we feel a critical component of our success is our ability to recognize and value diversity while promoting inclusion, both internally and in the communities we serve.
As of December 31, 2022, as a result of these efforts, our colleague representation is as follows:
•People of color represented 17%, protected veterans represented 2%, people with disabilities represented 11%, and women represented 63% of our total workforce.
•We continue to advance diversity representation at all levels across our organization. At year end, women and people of color represented 64% of all Assistant Vice President roles and women represented 32% of all Senior Vice President roles.
•In addition, 21% of our Executive Leadership Team and 40% of our Board of Directors are represented by women and people of color.
We continue to develop and implement programs to support DE&I:
•All colleagues participate in annual DE&I training and have the opportunity to attend a multitude of educational speaker events, workshops, and webinars on various DE&I related topics. Topics include, but are not limited to, educating on different lived experiences, benefits of having a diverse workforce, and the importance of having an intentional focus on hiring and retaining underrepresented groups. Additionally, leaders are required to complete an in-depth workshop around unconscious bias.
•We have an Associated Bank Honors Program that includes a wide range of veteran-focused initiatives in an effort to reach and recruit military veterans while helping support our military connected customers, colleagues, and communities.
In 2022, we supported our diverse customers and communities as follows:
•Provided loan and investments to create affordable housing options, support community services, and promote economic development in our markets.
•Provided financial support to promote affordable housing and small-business development in all of our neighborhoods.
•Donated millions of dollars in charitable grants to local nonprofits that support, enhance, and build our communities.
•Invested in renewable energy sources.
Our DE&I efforts have been recognized in 2022 by our communities as follows:
•Associated Bank continues to be recognized as a Best for Vets employer by Military Times for the sixth consecutive year.
•Associated Bank was recognized as a Disability Equality Index Best Place to Work for Disability Inclusion.
Competition
The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market funds and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products, including nonbank lenders and financial technology companies. Competition involves, among other things, efforts to retain current customers and to obtain new loans and deposits, the scope and types of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from subsidiaries of bank holding companies that have far greater assets and resources than ours.
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
In 2020, the Federal Reserve finalized a rule that simplifies and increases transparency of its rules for determining when one company controls another company for purposes of the BHC Act. The Federal Reserve staff has since published interpretive guidance regarding the final rule and related regulatory control matters. The amended control rule thus far has had, and will likely continue to have, a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.
Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally-chartered trust company subsidiary are regulated, supervised and examined by the OCC. The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiary. As part of this authority, Associated Bank and our trust company subsidiary are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks according to a set fee schedule. On December 1, 2022, the OCC published its assessment rates for the 2023 calendar year. The general assessment schedule for 2023 includes reductions in assessment rates of 40 percent for all banks on their first $200 million in total balance sheet assets and 20 percent for all banks on balance sheet assets above $200 million and up to $20 billion.
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
Legislative and Regulatory Responses to the COVID-19 Pandemic
The COVID-19 pandemic has caused extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Congress took significant action to address these disruptions, including by passing The CARES Act, a $2.2 trillion economic stimulus bill, and the Economic Aid Act. There have also been a number of regulatory actions intended to help mitigate the adverse economic impact of the COVID-19 pandemic on borrowers, including several mandates from the bank regulatory agencies requiring financial institutions to work constructively with borrowers affected by the pandemic. Many of these actions were temporary and have expired; however, certain aspects of the regulatory framework that were modified as a result of the pandemic remain in effect. For example, in response to the pandemic, the Federal Reserve implemented an interim final rule allowing banks to suspend enforcement of the six-transfer limit on convenient transfers from savings deposits under Regulation D in order to permit customers to make an unlimited number of convenient transfers and withdrawals amid pandemic-related financial disruptions and uncertainty. This amendment since has been adopted on a permanent basis.
Banking Acquisitions
We are required to obtain prior Federal Reserve approval before acquiring more than 5 percent of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. In addition, the prior approval of the OCC is required for a national bank to merge with another bank or purchase the assets or assume the deposits of another bank. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of LMI neighborhoods, consistent with the safe and sound operation of the bank, under the CRA.
In July of 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. In response, on March 25, 2022, the FDIC issued a request for information on the effectiveness of the existing framework for evaluating bank mergers and acquisitions under the FDI Act with particular focus on the increase in asset concentration among banking organizations with more than $100 billion in total assets. Further, the FTC and DOJ announced in January 2022 a joint public inquiry aimed at strengthening the agencies’ enforcement against mergers that would violate the federal antitrust laws. As a result, the FTC and DOJ are believed to be more closely evaluating proposed mergers and acquisitions, including within the financial services sector, that have the potential to limit competition. The timing and prospects for the formal adoption by the federal banking agencies of modified regulatory standards for the evaluation of bank mergers and acquisitions is uncertain at this time. See the Risk Factors section for a more extensive discussion of this topic.

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
The Federal Reserve, the OCC and the FDIC have adopted risk-based capital regulations implementing certain provisions of the Dodd-Frank Act and Basel III. The agencies’ previous capital regulations were amended in 2013 to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. In general, subject to certain exceptions as discussed further below, minimum capital standards established under the risk-based capital regulations include a CET1 capital to risk-weighted assets ratio of 4.5 percent, a Tier 1 capital to risk-weighted assets ratio of 6.0 percent, a total capital to risk-weighted assets ratio of 8.0 percent, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0 percent. In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25 percent of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
In addition to establishing the minimum regulatory capital requirements, the capital regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a capital conservation buffer consisting of 2.5 percent of CET1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.
Through subsequent rulemaking, the federal banking agencies provided certain forms of relief to banking organizations that are not subject to the capital regulation's advanced approaches, such as the Corporation.
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
In addition, certain general requirements of the capital regulations have been eliminated in respect of non-advanced approaches institutions, including (i) the capital rule’s 10 percent CET 1 capital deduction threshold that applies individually to MSAs, temporary difference DTAs, and significant investments in the capital of unconsolidated financial institutions in the form of common stock; (ii) the aggregate 15 percent CET1 capital deduction threshold that subsequently applies on a collective basis across such items; (iii) the 10 percent CET1 capital deduction threshold for non-significant investments in the capital of unconsolidated financial institutions; and (iv) the deduction treatment for significant investments in the capital of unconsolidated financial institutions not in the form of common stock. Accordingly, banking organizations not subject to the advanced approaches capital rule may deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital.
The Basel Committee on Banking Supervision published the last version of the Basel III accord in 2017, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets, which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk. This will facilitate the comparability of banks’ capital ratios, constraining the use of internally modeled approaches, and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the Federal Reserve, OCC, and FDIC, who are tasked with implementing Basel IV, supported the revisions. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Corporation. The impact of Basel IV on us will depend on the manner in which it is implemented by the federal banking agencies.
We continue to exceed all capital requirements necessary to be deemed "well-capitalized" for all regulatory purposes under the capital regulations. For further detail on capital and capital ratios, see discussion under the Liquidity and Capital sections under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and under Part II, Item 8, Financial Statements and Supplementary Data, Note 19 Regulatory Matters of the notes to consolidated financial statements.
Current Expected Credit Loss Treatment
In June 2016, the FASB issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaced the “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. On December 21, 2018, the federal banking agencies approved a final rule modifying their regulatory capital rules and providing an option to phase in over a period of three years the day-one regulatory capital effects of the CECL model. The final rule also revises the agencies’ other rules to reflect the update to the accounting standards. The final rule took effect April 1, 2019. However, on August 26, 2020, the federal bank regulatory agencies issued a final rule that provided institutions that had adopted the CECL accounting standard in 2020 with the option to mitigate the estimated capital effects of CECL for two years, followed by a three-year transition period. Taken together, these measures offer institutions a transition period of up to five years. The Corporation elected to utilize the 2020 Capital Transition Relief as permitted under applicable regulations. As a result, the three-year phase-out period described above commenced in 2022.
Capital Planning and Stress Testing Requirements
As part of the regulatory relief provided by the Economic Growth Act, the asset threshold requiring IDIs to conduct and report to their primary federal bank regulators annual company-run stress tests, as well as to comply with leverage limits, liquidity requirements, and resolution planning requirements, was raised from $10 billion to $250 billion in total consolidated assets and the stress testing requirement was made “periodic” rather than annual. As a result of the legislation and related OCC rulemaking thereunder, the Bank is no longer subject to Dodd-Frank Act stress testing requirements. The Economic Growth Act also provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements. The amended regulations also provide the Federal Reserve with discretion to subject bank holding companies with more than $100 billion in total assets to enhanced supervision. In addition, Section 214 of the Economic Growth Act and its implementing regulation prohibit the federal banking agencies from requiring the Bank to assign a heightened risk weight to certain HVCRE ADC loans as previously required under the Basel III Capital Rules. Notwithstanding these regulatory amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation no longer publishes stress testing results as a result of the legislative and regulatory amendments.
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
At December 31, 2022, the Bank satisfied the capital requirements necessary to be deemed “well capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
The Dodd-Frank Act also set the minimum DIF reserve ratio at 1.35 percent of estimated insured deposits. The FDIC was required to attain this ratio by September 30, 2020. The Dodd-Frank Act also required the FDIC to define the deposit insurance assessment base for an IDI as an amount equal to the institution’s average consolidated total assets during the assessment period minus average tangible equity. The assessment rate schedule for larger institutions like Associated Bank (i.e., institutions with at least $10 billion in assets) differentiates between such large institutions by use of a “scorecard” that combines an institution’s CAMELS ratings with certain forward-looking financial information to measure the risk to the DIF. Pursuant to this “scorecard” method, two scores (a performance score and a loss severity score) will be combined and converted to an initial base assessment rate. The performance score measures an institution’s financial performance and ability to withstand stress. The loss severity score measures the relative magnitude of potential losses to the DIF in the event of the institution’s failure. Total scores are converted pursuant to a predetermined formula into an initial base assessment rate. Assessment rates range from 2.5 bp to 45 bp for large institutions.
The FDIC has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted without notice and comment, if certain conditions are met.
On October 18, 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase base deposit insurance assessment rate schedules uniformly by 2 bp beginning in the first quarterly assessment period of 2023. The increase is being instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the DIF reserve ratio. The FDIC has indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent.

DIF-insured institutions pay a FICO assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments continued until the bonds matured in September 2019. The Corporation’s assessment rate for FDIC was approximately 7 bp for 2022.
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
Brokered Deposits
Section 29 of the FDI Act and FDIC regulations thereunder limit the ability of an IDI, such as the Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for FDIC-IDIs that are well rated and well capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified FDIC-IDIs, like the Bank, are able to except from treatment as "brokered" deposits up to $5 billion or 20 percent of the institution's total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).
In December of 2020, the FDIC issued a final rule amending its brokered deposits regulation. The final rule sought to clarify and modernize the FDIC's regulatory framework for brokered deposits. Notable aspects of the rule include (1) the establishment of bright-line standards for determining whether an entity meets the statutory definition of "deposit broker"; (2) the identification of a number of business relationships in which the agent of nominee is automatically not deemed to be a "deposit broker" because their primary purpose is not the placement of funds with depository institutions (the "primary purpose exception"); (3) the establishment of a more transparent application process for entities that seek the "primary purpose exception", but do not qualify as one of the identified business relationships to which the exception is automatically applicable; and (4) the clarification that third parties that have an exclusive deposit-placement arrangement with only one IDI are not considered a "deposit broker." Full compliance with the amended brokered deposits regulation was required by January 1, 2022. The FDIC staff continues to implement the final rule through the issuance of interpretative guidance and other administrative actions.
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
Transactions with Affiliates and Insiders
Transactions between our national banking subsidiary and its related parties or any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the bank. In a holding company context, at a minimum, the parent holding company of a national bank, and any companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain types of covered transactions must be collateralized according to a schedule set forth in the statute based on the type of collateral.
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

On May 5, 2022, the federal banking agencies issued a joint notice of proposed rulemaking to revise the regulations implementing the CRA. Under the proposed rule, the agencies would evaluate bank performance across the varied activities they conduct and the communities in which they operate, and tailor CRA evaluations and data collection based on bank size and type. Further, the agencies would also emphasize smaller value loans and investments that may have a greater impact on and be more responsive to the needs of LMI persons, and would update CRA assessment areas to include activities associated with online and mobile banking, branchless banking, and hybrid models. In addition, the proposed rule would establish a metrics-based approach to CRA evaluations of retail lending and community development financing activities, including through the establishment of public benchmarks, and would clarify eligible CRA activities, such as affordable housing, that are focused on LMI, underserved and rural communities. The prospects and timing for the adoption by the agencies of a final rule are not certain at this time.
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
Consumers must be notified in the event of a data breach under applicable state laws. The changing privacy laws in the United States, Europe and elsewhere, including the California Consumer Privacy Act, which became effective in January 2020 and was amended in November 2020 by a ballot initiative titled the CPRA, create new individual privacy rights and impose increased obligations on companies handling personal data. The CPRA, which took effect on January 1, 2023, also established the California Privacy Protection Agency, which is responsible for issuing regulations to further implement the CPRA.
In addition, multiple states, Congress and regulators within and outside of the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data, specifically including financial institutions. For example, in November of 2021, the federal banking agencies published a final rule that will impose upon banking organizations and their service providers new notification requirements for significant cybersecurity incidents. Specifically, the final rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer-security incident" that rises to the level of a "notification incident" within the meaning attributed to those terms by the final rule. Banks' service providers are required under the final rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours. The final rule took effect on April 1, 2022 and full compliance was required as of May 1, 2022.
The federal banking agencies, including the OCC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. Moreover, recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue more extensive guidance on cybersecurity risk management. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. During 2022, the Corporation did not discover any material cybersecurity incidents.
Bank Secrecy Act / Anti-Money Laundering
The BSA, which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of their BSA compliance program. National banks are also required to file SARs when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. The regulations implementing the BSA require financial institutions to established risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN has promulgated customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).
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
Further, on January 1, 2021, Congress passed the NDAA, which enacted the most significant overhaul of the BSA and related AML laws since the Patriot Act. Notable amendments include (1) significant changes to the collection of beneficial ownership information and the establishment of a beneficial ownership registry, which requires corporate entities (generally, any corporation, LLC, or other similar entity with 20 or fewer employees and annual gross income of $5 million or less) to report beneficial ownership information to FinCEN (which will be maintained by FinCEN and made available upon request to financial institutions); (2) enhanced whistleblower provisions, which provide that one or more whistleblowers who voluntarily provide original information leading to the successful enforcement of violations of the AML laws in any judicial or administrative action brought by the Secretary of the Treasury or the Attorney General resulting in monetary sanctions exceeding $1 million (including disgorgement and interest but excluding forfeiture, restitution, or compensation to victims) will receive not more than 30 percent of the monetary sanctions collected and will receive increased protections; (3) increased penalties for violations of the BSA; (4) improvements to existing information sharing provisions that permit financial institutions to share information relating to SARs with foreign branches, subsidiaries, and affiliates (except those located in China, Russia, or certain other jurisdictions) for the purpose of combating illicit finance risks; and (5) expanded duties and powers of FinCEN. Many of the amendments require the Department of Treasury and FinCEN to promulgate rules. On September 29, 2022, FinCEN issued a final regulation implementing the BSA amendments included in the NDAA with respect to beneficial ownership.
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
Volcker Rule
The Dodd-Frank Act prohibits IDIs and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). Five U.S. financial regulators with jurisdiction over the Volcker Rule, including the Federal Reserve and the OCC, have adopted implementing regulations. Those regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The regulations also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. Historically, this meant that the largest banking entities (i.e., those with $50 billion or more in assets) had higher reporting requirements, but in November 2019, the agencies issued a final rule revising certain aspects of the Volcker Rule. The final rule simplified and streamlined compliance requirements for firms that do not have significant trading activities and enhanced requirements for firms that do. Under the rule, compliance requirements are based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities) have heightened compliance obligations. Although we benefit from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold as a result of the final rule, we remain subject to the modified rules and requirements related to covered funds.
Further, in June of 2020, the five agencies referenced above issued a final rule that modified the Volcker Rule's prohibition on banking entities' investing in or sponsoring "covered funds." The final rule (1) streamlined the covered funds portion of the rule; (2) addressed the extraterritorial treatment of certain foreign funds; and (3) permits banking entities to offer financial services and engage in other activities that do not raise concerns that the Volcker Rule was intended to address.
Incentive Compensation Policies and Restrictions
The federal banking agencies have issued guidance on sound incentive compensation policies that applies to all banking organizations supervised by the agencies (thereby including both the Parent Company and the Bank). Pursuant to the guidance, to be consistent with safety and soundness principles, a banking organization’s incentive compensation arrangements should: (1) provide employees with incentives that appropriately balance risk and reward; (2) be compatible with effective controls and risk management; and (3) be supported by strong corporate governance including active and effective oversight by the banking organization’s board of directors. Monitoring methods and processes used by a banking organization should be commensurate with the size and complexity of the organization and its use of incentive compensation.
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. In October of 2022, the SEC adopted a final regulation implementing the incentive-based recovery (or "clawback") provisions of the Dodd-Frank Act. The final regulation directs stock exchanges to require listed companies to implement clawback policies to recover incentive-based compensation paid to current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws, and to disclose their clawback policies and their actions under those policies. It is anticipated that most SEC registrants will be given until late 2023 or early 2024 to adopt and implement the policies required by the final regulation.
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
Under TILA as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ability to repay in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate QMs, which are entitled to a presumption that the creditor making the loan satisfied the ATR requirements. In general, a QM is a mortgage loan without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. In addition, to be a QM the points and fees paid by a consumer cannot exceed 3 percent of the total loan amount. Further, on December 10, 2020, the CFPB issued two final rules related to QM loans. The first rule replaces the strict 43 percent DTI threshold for QM loans and provides that, in addition to existing requirements, a loan receives a conclusive presumption that the consumer had the ability to repay if the APR does not exceed the average prime offer rate for a comparable transaction by 1.5 percentage points or more as of the date the interest rate is set. Further, a loan receives a rebuttable presumption that the consumer had the ability to repay if the APR exceeds the average prime offer rate for a comparable transaction by 1.5 percentage points or more but by less than 2.25 percentage points. The second rule creates a new category of "seasoned" QMs for loans that meet certain performance requirements. That rule allows a non-QM loan or a "rebuttable presumption" QM loan to receive a safe harbor from ATR liability at the end of a "seasoning" period of at least 36 months as a "seasoned QM" if it satisfies certain product restrictions, points-and-fees limits, and underwriting requirements, and the loan meets the designated performance and portfolio requirements during the "seasoning period." The mandatory compliance date under the first final rule was July 1, 2021, but subsequently was delayed by the CFPB to October 1, 2022. The second final rule applies to covered transactions for which institutions receive an application after the compliance date for the first final rule. The Corporation is predominantly an originator of compliant QMs.
The CFPB also has implemented the TILA-RESPA Integrated Disclosure rules, which harmonize disclosure and certain regulatory compliance requirements required under those two statutes with respect to residential mortgage loans. The CFPB has issued various forms of interpretative guidance under the rules, including in 2019 in response to a requirement set forth under the Economic Growth Act to address, among other things, whether Loan Estimates and Closing Disclosures are required for loan assumption transactions.

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

On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On December 16, 2021, the OCC issued proposed principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Further, on March 30, 2022 and December 2, 2022, respectively, the FDIC and Federal Reserve issued their own proposed principles for climate risk management, which also are applicable to larger banking organizations. Although these risk management principles, if adopted as proposed, would not apply to the Bank directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. The federal banking agencies, either independently or on an interagency basis, are expected to adopt a more formal climate risk management framework for larger banking organizations. In the interim, the Federal Reserve announced on September 29, 2022 that six of the largest U.S. banking organizations will participate in a climate scenario analysis program in order to assess the resilience of such organizations under various hypothetical scenarios involving climate-related, economic and financial variables. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

Additionally, in March of 2022, the SEC proposed new climate-related disclosure rules, the Proposed Rules for The Enhancement and Standardization of the Climate-Related Disclosure for Investors File No. S7-10-22. If adopted as expected in 2023, the rules would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements.

In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, in January of 2022, a group of lawmakers in the Wisconsin legislature introduced a series of 15 bills addressing, through a mix of funding and legal requirements, enhanced energy efficiency funding, climate change resiliency, urban heat islands, environmental impacts to vulnerable communities, green jobs training, and food waste reduction. That same month, the Minnesota House Climate Action Caucus introduced a $1 billion Climate Action Plan to address the climate crisis, which allocates funds to broad initiatives impacting energy, transportation, built environment, lands, and adaptation & resilience. Later, in April of 2022, Wisconsin Governor Tony Evers announced the creation of the Office of Environmental Justice within the Wisconsin Department of Administration. The Office is tasked with, among other things, analyzing and reviewing the impact that state laws, regulations, and policy have on the equitable treatment and protection of communities threatened by environmental harms, including climate change, and advising various state agencies and partners on how to best address these impacts. In May of 2022, the Illinois State Treasurer and the MSBI both submitted comments supporting the SEC’s Proposed Rules for The Enhancement and Standardization of the Climate-Related Disclosure for Investors File No. S7-10-22. Additionally, Illinois Attorney General Kwame Raoul, Minnesota Attorney General Keith Ellison, and Wisconsin Attorney General Josh Kaul all joined a coalition of 19 attorneys general in supporting the Proposed Rules, while the MSBI adopted its own Resolution on Climate Change Risk-Related Information Transparency, further proclaiming its support. State-level initiatives such as these may require us to expend capital to conform to any requirements that apply to us.
The Corporation has established an Environmental Sustainability Risk Policy and Environmental Sustainability Statement focused on environmental risk management; climate change, carbon emissions and natural resources; and environmental and social lending which will serve as the foundation to Associated's Environmental Sustainability Risk Management System, a system for supporting the Environmental Sustainability Risk Policy and environmental sustainability risk reporting. The EMS is intended to help so that management of environmental and climate risk is done in a comprehensive, systematic, planned and documented manner, and to help so that all policy practices are integrated into the Corporation's Enterprise Risk Management program and align with business objectives. The Corporation joined the TCFD and Value Reporting Foundation (SASB) in 2021. Oversight for climate-related risks includes Board-level, senior management and board and management committee oversight.
The Corporation’s Board of Directors is responsible for overseeing the corporate ESG strategies and risks of Associated, including risks and opportunities related to environmental sustainability. In fulfilling its responsibilities, the Board has delegated responsibilities to the following Board-level committees:
•The Corporate Governance and Social Responsibility Committee has oversight responsibility for the Corporation’s ESG Framework and ESG Disclosures.
•The Enterprise Risk Committee is the approval authority for enterprise risk-related oversight, such as risk-related policies and the Risk Appetite Statement. With regard to environmental sustainability, this includes Environmental Risk Management; Climate Change, Carbon Emissions and Natural Resources; and Environmental and Social Lending.

•The Compensation & Benefits Committee is the approval authority for compensation and benefits related oversight, such as executive compensation, human capital, human rights, DE&I, and workforce practices and policies.
•The Audit Committee has oversight responsibility for the Corporation's policies and practices related to ESG, including the risk management framework.
The CGSRC has appointed senior management responsibility to the Environmental, Social and Governance Committee (ESGC), an executive level committee chaired by the Corporation’s General Counsel. Additional committee members include the President and Chief Executive Officer; Head of Consumer and Business Banking; Chief Human Resources Officer; Director of ESG and Sustainability; Director of Diversity, Equity and Inclusion; Director of Community Accountability; and Director of Enterprise Risk Management and Corporate Risk Strategy.
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
To help identify, implement and effectuate priorities for the Corporation’s environmental initiatives, the Corporation also established an Environmental Sustainability Council. The Council is led by the Head of Consumer and Business Banking and includes the Director of ESG and Sustainability along with representatives from our Community Accountability, Corporate Communications, Corporate Risk, Facilities and Real Estate, Marketing, Operations and Technology, Purchasing, Retail Bank, and Wholesale Bank teams.
Digital Asset Regulation
The federal banking agencies have issued interpretive guidance and statements regarding the engagement by banking organizations in certain digital asset activities. In November of 2021, the OCC published an interpretive letter clarifying that the digital asset activities of national banks that have been addressed by the OCC in prior interpretive precedent published in 2020 and 2021 are viewed by the agency as legally permissible provided that banks (i) are able to demonstrate to the OCC that their digital asset activities can be conducted in a safe and sound manner and (ii) notify the OCC’s supervisory staff of their intention to engage in such activities and receive the OCC’s non-objection prior to doing so. On August 16, 2022, the Federal Reserve released supervisory guidance encouraging all banking organizations supervised by the agency to notify its lead supervisory point of contact at the Federal Reserve prior to engaging in any digital asset-related activity. Prior to engaging in any such activities, banking organizations are expected to ensure their proposed activities are legally permissible under relevant state and federal laws, and ensure they have implemented adequate systems, risk management, and internal controls to ensure that the activities are conducted in a safe and sound manner consistent with applicable laws, including consumer protection laws.

More recently, on January 3, 2023, the federal banking agencies issued additional guidance in the form of a joint statement addressing digital asset-related risks to banking organizations. That statement noted the recent volatility and exposure of vulnerabilities in the digital asset sector and indicated that the agencies are continuing to assess whether or how the digital asset-related activities of banking organizations can be conducted in a safe and sound manner and in compliance with all applicable laws and regulations. The statement stressed that each agency has developed, and expects banking organizations to follow, supervisory processes for evaluating proposed and existing digital asset activities.

Although the federal banking agencies have not developed formal regulations governing the digital asset activities of banking organizations, the supervisory framework summarized above dictates that, in order to effectively identify and manage digital asset-related risks and obtain supervisory non-objection to the proposed engagement in digital asset activities, banking organizations must implement appropriate risk management practices, including with respect to board and management oversight, policies and procedures, risk assessments, internal controls and monitoring.
Other Banking Regulations
The Bank is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, which among other restrictions placed limitations on the interchange fees charged for debit card transactions, TILA, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, RESPA, Telephone Consumer Protection Act, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner NDAA. Further, in January of 2021, the OCC issued a notice of proposed rulemaking to amend current rules related to national banks' ownership of real property. The proposal would provide a set of general standards, including an occupancy test and excess capacity standards, that the OCC will use to determine whether the acquisition and holding of real estate is necessary for the transaction of an institution's business. The prospects and timing for the adoption of a final rule are uncertain at this time.
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
Separately, in June of 2019, pursuant to the Dodd-Frank Act, the SEC adopted Regulation Best Interest, which, among other things, establishes a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The new rule requires us to review and possibly modify our compliance activities, which is causing us to incur some additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures.
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
Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 the FOMC raised the target range for the federal funds rate on seven separate occasions and—citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure—the FOMC has indicated that ongoing increases may be appropriate.
The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that U.S. economic growth will slow and inflation will remain elevated in the coming quarters, potentially resulting in a contraction of U.S. gross domestic output in 2023. Any such downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
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
There continues to be discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs with countries such as China and those within the European Union. The prior Presidential Administration imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. These restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. Although the current Presidential Administration has expressed interest in improving relations with key transatlantic partners, including by relaxing certain tariffs imposed by the prior Presidential Administration, the trade policies of the current Presidential Administration remain somewhat unsettled. The current Presidential Administration is also conducting a statutorily-required quadrennial review of some of these tariffs, but it remains unclear what may result from the review. Accordingly, it remains unclear what the U.S. government or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies.

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
As of December 31, 2022, approximately 62% of our loan portfolio consisted of commercial and industrial, real estate construction, CRE loans, and ABL & equipment finance loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Further, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
CRE lending may expose us to increased lending risks.
Our policy generally has been to originate CRE loans primarily in the states in which the Bank operates. At December 31, 2022, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $8.2 billion, or 29%, of our total loan portfolio. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. Despite a decrease in CRE prices in the second quarter of 2022, according to many U.S. CRE indices, CRE prices currently are similar to the 2007 peak levels that contributed to the financial crisis. Accordingly, the federal bank regulatory agencies have expressed concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions' handling of CRE borrowers who are experiencing financial difficulty, in August of 2022, the OCC and FDIC issued a request for comment on a proposed interagency policy statement addressing prudent CRE loan accommodations and workouts. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2022, nonaccrual CRE loans totaled $29 million, or less than 1% of our total portfolio of CRE loans.
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
Liquidity and Interest Rate Risks
Impairment of our access to liquidity could affect our ability to meet our obligations.
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
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve's target federal funds rate was reduced nearly to 0% and the yields on Treasury notes declined to historic lows. However, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced in January of 2022 that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range seven times throughout 2022. As of December 31, 2022, the target range for the federal funds rate had been increased to 4.25% to 4.50% and the FOMC signaled that future increases may be appropriate in order to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels. Our interest rate spread, net interest margin and net interest income increased during this period of rising interest rates as our interest earning assets generally reprice more quickly than our interest earning liabilities.
If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Corporation's interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. Our most significant interest rate risk may result from a prolonged low rate environment, as this would generally lead to compression of our net interest margin, reduced net interest income, and devaluation of our deposit base.
Although management believes it has implemented effective asset and liability management strategies, including the potential use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
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
Changes in interest rates could reduce the value of our investment securities holdings which would increase our accumulated other comprehensive loss and thereby negatively impact stockholders' equity.
The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total book value of the securities portfolio, which includes FHLB and Federal Reserve Bank stocks, as of December 31, 2022, was $7.0 billion and the estimated duration of the aggregate portfolio was approximately 6.1 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets. Based on the duration of the Corporation’s investment securities portfolio, a one percent decrease in market rates is projected to increase the market value of the investment securities portfolio by approximately $388 million, while a one percent increase in market rates is projected to decrease the market value of the investment securities portfolio by approximately $364 million. As a result of the rising interest rate environment in 2022, the value of our AFS securities declined as reflected in an increase of approximately $228 million in our accumulated other comprehensive loss at December 31, 2022 compared to December 31, 2021. Further increases in market interest rates are expected to further increase our accumulated other comprehensive loss.

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
The LIBOR historically has been the reference rate used for many of our transactions, including our lending and borrowing and our purchase and sale of securities, as well as the derivatives that we use to manage risk related to such transactions. However, a reduced volume of interbank unsecured term borrowing coupled with recent legal and regulatory proceedings related to rate manipulation by certain financial institutions led to international reconsideration of LIBOR as a financial benchmark. The FCA, which regulates the process for establishing LIBOR, has announced that LIBOR will cease after June 30, 2023. The federal banking agencies, including the OCC, have determined that banks must cease entering into any new contract that uses LIBOR as a reference rate by no later than December 31, 2021. In addition, banks were encouraged to identify LIBOR-referencing contracts that extend beyond June 30, 2023 and implement plans to identify and address insufficient contingency provisions in those contracts. Further, on March 15, 2022, Congress passed the Adjustable Interest Rate Act to address references to LIBOR in contracts that (i) are governed by U.S. law, (ii) will not mature before June 30, 2023, and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the Federal Reserve adopted a final rule implementing this legislation that replaces references to LIBOR in financial contracts addressed by the legislation with certain Federal Reserve-selected benchmark rates based on SOFR.

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
Benchmark rates based on SOFR have emerged as viable replacements for LIBOR. The ARRC, which is a group of large banks, has recommended the use of benchmark rates based on SOFR, including a forward-looking term SOFR rate, as alternatives to LIBOR for various categories of contracts. SOFR has been published by the FRBNY since May 2018, and it is intended to be a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. The FRBNY currently publishes SOFR daily on its website at https://apps.newyorkfed.org/markets/autorates/sofr. The FRBNY states on its publication page for SOFR that use of SOFR is subject to important disclaimers, limitations and indemnification obligations, including that the FRBNY may alter the methods of calculation, publication schedule, rate revision practices or availability of SOFR at any time without notice. In addition, certain benchmark rates based on SOFR, such as the forward-looking term SOFR rate, are calculated and published by third parties. Because SOFR, and such other benchmark rates based on SOFR, are published by the FRBNY or such other third parties, the Bank has no control over their determination, calculation or publication. There can be no assurance that SOFR, or benchmark rates based on SOFR, will not be discontinued or fundamentally altered in a manner that is materially adverse to the parties that utilize such rates as the reference rate for transactions. There is no assurance that SOFR (or benchmark rates based on SOFR) will be widely adopted as the replacement reference rate for LIBOR (or that the Corporation will ultimately decide to adopt SOFR, or a benchmark rate based on SOFR, as the reference rate for its lending or borrowing transactions).

Notwithstanding the above, a consensus has not yet been reached on what rate or rates may be viewed as accepted alternatives to LIBOR. The OCC has opined that national banks may use any reference rate for its loans that a bank determines to be appropriate for its funding model and customer needs. For example, the AFX has created the Ameribor as another potential replacement for LIBOR. Ameribor is calculated daily as the volume-weighted average interest rate of the overnight unsecured loans on AFX. Because of the difference in how it is constructed, Ameribor may diverge significantly from LIBOR or SOFR (or benchmark rates based on SOFR) in a range of situations and market conditions.

The market transition away from LIBOR to an alternative reference rate, including SOFR (or benchmark rates based on SOFR) or Ameribor, is complex and could have a range of adverse effects on the Corporation's business, financial condition, and results of operations. In particular, any such transition could:
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
In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, designed to disrupt key business services, such as customer-facing web sites. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyber-attacks, including attacks emanating from foreign countries. Cyber-attacks involving large financial institutions, including denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems, as well as targeted social engineering and email attacks designed to allow unauthorized persons to obtain access to an institution's information systems and data or that of its customers, are becoming more common and increasingly sophisticated. Further, threat actors are increasingly seeking to target vulnerabilities in software systems used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. In addition, on March 21, 2022, the Biden Administration issued a warning regarding the potential for Russia to engage in malicious cyber activities, specifically including attacks on critical infrastructure such as the financial sector, in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia relating to its invasion of and ongoing conflict with Ukraine. Institutions that provide critical services, including all members of the financial sector such as the Corporation and the Bank, have been encouraged by the Biden Administration and their supervisors to enhance cyber-defense systems and take steps to further secure their data in anticipation of potential malicious cyber activity by the Russian government or other Russian actors.

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
Cyber security risks for financial institutions also have evolved as a result of the increased interconnectedness of operating environments and the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which enhances operational risk and presents the potential for additional structural vulnerabilities. In addition, the adoption of hybrid and remote work environments following the COVID-19 pandemic presents institutions with additional cybersecurity vulnerabilities and risks.

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
From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions. The integration of core systems and processes for such transactions often occurs after the closing, which may create elevated risk of cyber incidents.
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
Integral to our performance is the continued efficacy of our technical systems, operational infrastructure, relationships with third parties and the vast array of associates and key executives in our day-to-day and ongoing operations. Failure by any or all of these resources subjects us to risks that may vary in size, scale and scope. This includes, but is not limited to, operational or technical failures, ineffectiveness or exposure due to interruption in third party support, problems arising from systems conversions, as well as the loss of key individuals or failure on the part of key individuals to perform properly. Although management has established policies and procedures to address such failures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Changes in the federal, state, or local tax laws may negatively impact our financial performance.
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017 resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate. Any increase in the corporate tax rate or surcharges that may be adopted by Congress would adversely affect our results of operations in future periods.
In addition, the Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the Tax Act and other future changes in tax law and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
Further, on August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law. The legislation imposed a non-deductible 1% excise tax on repurchases of stock by “covered corporations,” including the Corporation, occurring after December 31, 2022. As a result, our results of operations in future periods may be impacted adversely to the extent of any significant stock repurchases by the Corporation.

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2022, the annual impairment test conducted in May, using a qualitative assessment, indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2022, we had goodwill of $1.1 billion, which represents approximately 28% of stockholders’ equity.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements or have otherwise acted to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The Federal Reserve Board became a member of the Network of Central Banks and Supervisors for Greening the Financial System and, in its Financial Stability Report of November 2020, specifically addressed the implications of climate change for markets, financial exposures, financial institutions, and financial stability. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. Such initiatives have been pursued with rigor under the current Presidential Administration. The Financial Stability Oversight Council, of which the OCC is a member, published a report in October 2021 identifying climate-related financial risk as an "emerging threat" to financial stability. The leadership of the federal banking agencies, including the Comptroller of the Currency, have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks' risk management practices. To that end, in December 2021, the OCC published proposed principles for climate risk management by larger banking organizations. The OCC also has created an Office of Climate Risk and appointed a Climate Change Risk Officer to oversee that office, and has established an internal climate risk implementation committee in order to assist with these initiatives and to support the agency's efforts to enhance its supervision of climate change risk management. The OCC stressed in its 2022 Annual Report that climate-related financial risks pose novel challenges that national banks, together with the OCC, are expected to meet; however, the OCC acknowledged that its focus in this area has purposefully been directed at institutions with more than $100 billion in total assets as risks are more complex and material at such institutions. Relatedly, on March 30, 2022 and December 2, 2022, respectively, the FDIC and the Federal Reserve issued their own proposed principles for climate risk management, which also are applicable to larger banking organizations.
In light of the foregoing, the largest banks are being encouraged by their regulators to address the climate-related risks that they face by accounting for the effects of climate change in stress testing scenarios and systematic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors, evaluating the impact of climate change on the bank's borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties, incorporating climate-related financial risk into the bank's internal reporting, monitoring and escalation process, planning for transition risk posed by the adjustments to a low-carbon economy, and investing in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. Further, the Federal Reserve has signaled that it is in the process of developing scenario analysis to model the possible financial risks associated with climate change. When developed, the resilience of large banking organizations, as well as the broader financial system, will be evaluated against these climate change-related scenarios as part of the stress testing process. Although these requirements would not apply to a banking organization of our size, as the Corporation continues to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to stress testing under a variety of adverse scenarios and related capital planning. To the extent that these initiatives lead to the promulgation of new regulations or supervisory guidance applicable to the Corporation, we would expect to experience increased compliance costs and other compliance-related risks.
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
Additionally, in March 2022, the SEC proposed new climate-related disclosure rules, which if adopted, would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and greenhouse gas emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. If adopted, these rules would impose increased costs, which could materially and adversely affect our financial performance.
Severe weather, natural disasters, public health issues, civil unrest, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
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
Increasing, complex and evolving regulatory and stakeholder expectations on ESG matters could adversely affect our reputation, our access to capital and the market price of our securities.
The Corporation is subject to a variety of risks arising from ESG matters as governmental and regulatory bodies, investors, customers, employees and other stakeholders have been increasingly focused on ESG matters. ESG matters include, among other things, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
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
Investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations to address ESG matters when making investment and operational decisions. Certain investors are beginning to incorporate the business risks of climate change and the adequacy of companies’ responses to the risks posed by climate change and other ESG matters into their investment theses. Additionally, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Unfavorable ratings of the Corporation may adversely affect investor sentiment towards the Corporation or the market price of our securities.
Further, as we continue to focus on developing ESG practices, and as investor and other stakeholder expectations, voluntary and regulatory ESG disclosure standards and policies continue to evolve, we have expanded and expect to further expand our public disclosures in these areas. Such disclosures may reflect aspirational goals, targets, and other expectations and assumptions, which are necessarily uncertain and may not be realized. Failure to realize (or timely achieve progress on) such aspirational goals and targets could adversely affect our third party ESG ratings, our reputation or otherwise adversely affect us.
Increased attention to ESG matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which ESG principles are considered by private investors. For instance, certain states have enacted laws or issued directives designed to penalize financial institutions that the state believes are boycotting certain industries such as the fossil fuel and firearms industries. In addition, a group of state attorneys general has launched a joint investigation into a firm that generates ESG ratings for investment purposes based upon concerns of potential consumer fraud or unfair trade practices. These developments illustrate that ESG-based investing has become a divisive political issue. Shifts in investing priorities based on ESG principles may result in adverse effects on the market price of our securities to the extent that investors that give significant weight to such principles determine that the Corporation has not made sufficient progress on ESG matters. Conversely, the market price of our securities may be adversely effected if a government official or agency seeks to limit the Corporation’s business with a certain government entity or initiates an investigation or enforcement action because of what is perceived to be the Corporation’s unwarranted focus on ESG matters.
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
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In recent years, the OCC has begun to accept applications from financial technology companies to become special purpose national banks. These and similar developments at the state level are likely to result in even greater competition within all areas of our operations.

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
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government's debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Although the digital asset marketplace has in recent months experienced substantial instability, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers - which, at present are not subject to the extensive regulation as banking organizations and other financial institutions - have become active competitors for our customers' banking business. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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
Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, ramifications of conflicts including the Russia-Ukraine conflict, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment, could result in an increase in loan delinquencies and NPAs, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
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
Moreover, in July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy which encouraged the federal banking agencies to review their current merger oversight practices. In response, the FDIC issued a request for public comment on the effectiveness of the existing framework for evaluating bank mergers and acquisitions under the FDI Act, while the OCC is considering enhancing the agency’s merger review processes. The FTC and DOJ also are more closely evaluating proposed mergers and acquisitions, including within the financial services sector, that have the potential to limit competition. Further, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers.

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
We are subject to extensive federal and applicable state regulation and supervision, primarily through Associated Bank and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes, and proposed changes can continue to be expected under the current Presidential Administration. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.
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
In addition, the federal banking agencies, including the OCC, and the CFPB have in recent years adopted a more aggressive enforcement posture—specifically with respect to fair lending and loan servicing, bank and financial institution sales practices, management of consumer accounts and the charging of various fees. For instance, in September 2016, the CFPB and OCC entered into a consent order with a large national bank alleging widespread improper sales practices, which prompted the federal bank regulatory agencies to conduct a horizontal review of sales practices throughout the banking industry. The elevated attention resulted in additional regulatory scrutiny and regulation of incentive arrangements. In January of 2022, the CFPB launched a supervision and enforcement initiative to scrutinize administrative fees characterized by the agency as “junk fees.” As part of that initiative, the CFPB has issued guidance and advisory opinions aimed at curbing the assessment of such fees, and has taken action against supervised financial institutions for alleged unlawful fee practices and mismanagement of consumer accounts. Ongoing regulatory scrutiny in these areas could adversely impact the delivery of services and increase compliance costs.

The Bank faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
Democrats retained control of the U.S. Senate in the 2022 midterm elections, increasing their majority by one seat, while Republicans assumed control of the U.S. House of Representatives. With control of the White House and both chambers of Congress over the past two years, Democrats were able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. These dynamics will shift in certain respects with Republicans assuming control of one chamber of Congress. In consideration of the divided control of Congress, the narrow majorities in each chamber, and the current political environment, the legislative process is expected to be more challenging in the current legislative session.

Although agendas are expected to vary substantially in each chamber, congressional committees with jurisdiction over the banking sector have pursued, and likely will continue to pursue, oversight in a variety of areas, including addressing climate-related risks, promoting diversity and equality within the banking industry and addressing other ESG matters, improving competition in the banking sector and enhancing oversight of bank mergers and acquisitions, and establishing a regulatory framework for digital assets and markets. The prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.
Moreover, the turnover of the Presidential Administration in 2021 resulted in certain changes in the leadership and senior staffs of the federal banking agencies, the CFPB, CFTC, SEC, and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.
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
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the Federal Reserve System, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that has resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. The CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters under the current Presidential Administration, specifically including fair lending, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. Moreover, the Bank is subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material, and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offerings and services may produce significant, material effects on the Bank’s (and the Corporation’s) profitability.

The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.
Federal and state banking regulators closely examine the mortgage and mortgage servicing activities of depository financial institutions. Should any of these regulators have serious concerns with respect to our mortgage or mortgage servicing activities in this regard, the regulators' response to such concerns could result in material adverse effects on our growth strategy and profitability. Further, staff changes to key positions within the CFPB under the current Presidential Administration have resulted in the CFPB pursuing more strict enforcement policies, specifically in the area of fair lending, loan servicing, collections and other consumer related areas.

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
Revenues derived from transaction fees associated with overdraft protection programs offered to our customers represent a significant portion of our noninterest income. In 2022, the Corporation collected approximately $23 million in overdraft transaction fees. Members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to participation in such programs. Since then, the CFPB has used the supervision process to obtain additional information about financial institutions’ overdraft practices, and has indicated that it intends to pursue enforcement actions against financial institutions, and their executives, that oversee overdraft practices that are deemed to be unlawful. The CFPB also has published guidance containing instructions for financial institutions to avoid the imposition of unlawful overdraft fees. These actions are a component of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.” In addition, the Comptroller of the Currency has identified potential options for reform of national bank overdraft protection practices, including providing a grace period before the imposition of a fee, refraining from charging multiple fees in a single day and eliminating fees altogether.

In response to this increased congressional and regulatory scrutiny, and in anticipation of enhanced supervision and enforcement of overdraft protection practices in the future, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. These competitive pressures from our peers, as well as any adoption by our regulators of new rules or supervisory guidance or more aggressive examination and enforcement policies in respect of banks’ overdraft protection practices, could cause us to modify our program and practices in ways that may have a negative impact on our revenue and earnings, which, in turn, could have an adverse effect on our financial condition and results of operations. On July 20, 2022, the Corporation eliminated non-sufficient funds fees, overdraft protection transfer fees, and continuous overdraft fees and reduced the daily limit of overdraft fee occurrences from four to two. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.
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
•perceptions in the marketplace regarding us and/or our competitors;
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
Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other DIF, or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described in this "Risk Factors" section and elsewhere in this report and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.
An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a "bank holding company."
An entity (including a "group" composed of natural persons) owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the BHC Act. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the BHC Act to acquire or retain 5% or more of our outstanding common stock, and (2) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our common stock or such nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking. Further, in 2020, the Federal Reserve implemented a final rule that simplifies and increases the transparency of its rules for determining when one company controls another company for purposes of the BHC Act. The rule, which has been further interpreted by the Federal Reserve staff since its implementation, has and will likely continue to have a meaningful impact on control determinations related to investments in banks and bank holding companies and investments by bank holding companies in nonbank companies.

Our ability to originate residential mortgage loans for portfolio has been adversely affected by the increased competition resulting from the unprecedented involvement of the U.S. government and GSEs in the residential mortgage market.
Over the past several years, we have faced increased competition for residential mortgage loans due to the unprecedented involvement of the GSEs in the mortgage market as a result of the economic crisis, which has caused the interest rate for 30 year fixed-rate mortgage loans that conform to GSE guidelines to remain artificially low. In addition, the U.S. Congress has expanded the conforming loan limits in many of our operating markets, allowing larger balance loans to continue to be acquired by the GSEs. Although reform of the GSE system has been viewed as a priority by many within Congress and the executive branch for several years, it is unknown at this time what reforms, if any, will be made, the extent of the future involvement in the residential mortgage market and the impact of any reforms on that market and the United States economy as a whole.

Risks Related to the COVID-19 Pandemic
The coronavirus (COVID-19) pandemic has disrupted economic conditions, the financial and labor markets and workplace operating environments.
The COVID-19 pandemic created extensive disruptions to the global economy, to businesses, and to the lives of individuals throughout the world. Federal and state governments have taken unprecedented actions to respond to such disruptions, including by enacting fiscal stimulus measures and legislation designed to deliver monetary aid and other relief.
The widespread availability of multiple COVID-19 vaccines and boosters has helped to curtail rates of infection in many parts of the United States and, in turn, mitigate many of the adverse social and economic effects of the pandemic. However, vaccination rates in many geographies have been lower than anticipated and the emergence of novel variants of COVID-19, as well as other viruses that largely were not present in many geographies for an extended period of time due to COVID-19-related activity restrictions, have complicated the efforts of the medical community and federal, state and local governments to manage social and economic disruptions caused by the pandemic.
To help address the impact of the COVID-19 pandemic on the economy and financial markets, the FOMC reduced the benchmark federal funds rate to a target range of 0% to 0.25%, the lowest since the 2008 economic crisis, and as a result the yields on 10- and 30-year Treasury notes declined to historic lows. Throughout 2021, the FOMC continued to follow this approach as pandemic-related risks to the economy were viewed as likely to persist for the foreseeable future. However, in January of 2022, the FOMC announced that it would begin to slow the pace of its bond purchases in response to pandemic-related economic disruptions and raise the target range for the federal funds rate principally to address rising levels of inflation. For information on risks related to changes in interest rates, see “Risk Factors—Liquidity and Interest Rate Risks—We are subject to interest rate risk.”
The effects of the COVID-19 pandemic have varied significantly by region, and the extent of the effects of the pandemic on the U.S. and global economies, labor markets and financial markets are likely to continue to change. Future developments will be highly uncertain and cannot be predicted, including the effectiveness of post-pandemic remote working arrangements, third party providers’ ability to continue to support our operations, and any further actions taken by governmental authorities and other third parties. Accordingly, the pandemic and related dynamics could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.
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
The Corporation operated 2.4 million square feet of space spread across 228 facilities, including 202 banking branches at December 31, 2022. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively. The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin, and an adjoining 37,000 square foot building at 815 Water Street, which serves as the headquarters for Associated Trust Company (both buildings are now part of the "Associated Bank River Center"). Associated Bank N.A. is headquartered in a 61,000 square foot building at 200 North Adams Street in Green Bay, Wisconsin. Based on gross square feet, at December 31, 2022, Associated Bank owned 92% of our total property portfolio.
At December 31, 2022, Associated Bank operated 202 banking branches serving over 100 different communities throughout Wisconsin, Illinois, and Minnesota. Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased. Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, New York, Ohio and Texas.

ITEM 3.	Legal Proceedings
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 13, 2023.
Andrew J. Harmening - Age: 53
Andrew J. Harmening has been President, Chief Executive Officer of Associated and Associated Bank and member of the Board of Directors since April 2021. Prior to joining Associated, he served as senior executive vice president, consumer and business banking director for Huntington Bank from 2017 to 2021. Mr. Harmening also held several key consumer, small business and commercial banking positions at Bank of The West from 2005 to 2017.
Patrick E. Ahern - Age: 56
Patrick E. Ahern has been Executive Vice President, Chief Credit Officer of Associated and Associated Bank since February 2020 and was named Chicago Market President in October 2022. He served as Deputy Chief Credit Officer from October 2019 to February 2020. Mr. Ahern joined Associated as a Senior Vice President in 2010 to manage the CRE portfolio underwriting and administrative teams, before moving into the role Corporate Senior Credit Officer in 2018. He has more than 30 years of experience in CRE and corporate credit, including experience with LaSalle Bank and Bank of America.

Matthew R. Braeger - Age: 48
Matthew R. Braeger has been Executive Vice President, Chief Audit Executive of Associated and Associated Bank since February 2018. He served as Deputy Chief Audit Executive from October 2017 to February 2018. He joined Associated in April 2013 as Senior Vice President, Business Support Audit Director. Previously, he held audit management positions with Fiserv, Inc. and public accounting audit roles with Ernst & Young, LLP. Mr. Braeger has more than 20 years of auditing experience, primarily in banking technology and financial services.
Bryan J. Carson - Age: 52
Bryan J. Carson has been Executive Vice President, Chief Product and Marketing Officer of Associated and Associated Bank since July 2022. He served as Executive Vice President of Deposit Products, Customer Segmentation, and Branch & ATM Distribution at Huntington Bank since 2018. Prior to that, he served as Chief Marketing Officer from 2015 to 2018 and Senior Vice President of Deposit Products & Pricing at Huntington Bank from 2010 to 2015.

Dennis M. DeLoye - Age: 59
Dennis M. DeLoye has been Executive Vice President, Head of Community Markets and Regional President Northeast Wisconsin of Associated and Associated Bank since April 2022. Mr. DeLoye previously served as Executive Vice President, Deputy Head of Community Markets and Regional President Northeast Wisconsin from November 2021 to April 2022. DeLoye joined Associated in 2016 and has served as community market president for the Central and Northern Wisconsin markets.

Angie M. DeWitt - Age: 53
Angie M. DeWitt has been Executive Vice President, Chief Human Resources Officer of Associated and Associated Bank since April 2019. Most recently she served as Deputy Chief Human Resources Officer from October 2018 to April 2019 and Senior Vice President, Director of Human Resources from February 2018 to October 2018. She joined Associated in August 2008 as a member of the finance team and has held multiple leadership roles. Prior to joining Associated, she held a senior finance role at Schneider National, Inc. from January 2002 to August 2008.

Randall J. Erickson - Age: 63
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
Nicole M. Kitowski - Age: 47
Nicole M. Kitowski has been Executive Vice President, Chief Risk Officer of Associated and Associated Bank since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.
Derek S. Meyer - Age: 56
Derek S. Meyer has been Executive Vice President, Chief Financial Officer of Associated and Associated Bank since August 2022. Prior to joining Associated, Derek served as the Executive Vice President, Corporate Treasurer of Huntington Bank from 2019 to June 2022. Mr. Meyer also served as Executive Vice President, Financial Planning & Analysis Director from February 2015 to 2019. During his 22 years at Huntington Bank, he held various senior leadership roles and was responsible for crucial finance functions including treasury, financial planning and analysis, stress testing, mergers and acquisition due diligence, regulatory matters, and process and controls implementation.

Paul G. Schmidt - Age: 60
Paul G. Schmidt has been Executive Vice President, Head of CRE of Associated and Associated Bank since January 2016 and was appointed Head of Facilities and Twin Cities Market President in July 2022. He joined Associated in April 2015 as Executive Vice President of CRE. He was named Deputy Head of CRE in September 2015. Mr. Schmidt brings more than 32 years of banking experience to Associated. Most recently, he held the position of Executive Vice President, Division Manager, CRE at Wells Fargo from 2002 to 2015.

Tammy C. Stadler - Age: 57

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
David L. Stein - Age: 59
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
John P. Thayer - Age 69
John P. Thayer has been Executive Vice President, Head of Private Wealth of Associated and Associated Bank and Chief Executive Officer of Associated Trust Company, N.A. since July 2021. Mr. Thayer joined Associated in July 2000 and served as Executive Vice President and Chief Investment Officer for Associated Trust Company, N.A. He served as managing agent for Kellogg Asset Management, LLC from May 2009 to July 2021. He is also chairman of Associated Investment Services, Inc.

John A. Utz - Age: 54
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
Terry L. Williams Age: 63
Terry L. Williams has been Executive Vice President, Chief Information Officer of Associated and Associated Bank since January 2023. Prior to joining Associated, he served as Chief Information Officer and Chief Technology Officer for Belcan, LLC from 2016 to 2022. Prior to that, he served as Executive Vice President and General Manager Customer-Facing Solutions of Standard Register in 2014 and 2015.

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
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 31, 2023, was 7,141. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares was 33,052.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
During the fourth quarter of 2022, the Corporation repurchased approximately $221,000 of common stock, all of which were repurchases related to tax withholding on equity compensation with no open market purchases during the quarter. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2022 and 2021, see Part II, Item 8, Note 10 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2022 - October 31, 2022	1,568	$20.80	—	—
November 1, 2022 - November 30, 2022	7,377	24.14	—	—
December 1, 2022 - December 31, 2022	473	22.23	—	—
Total	9,418	$23.49	—	3,449,369
(a) During the fourth quarter of 2022, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At December 31, 2022, there remained $80 million authorized to be repurchased under the Board of Directors' 2021 authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on December 31, 2022.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index, the S&P 400 Regional Banks Sub-Industry Index, and the KBW Nasdaq Regional Banking Index for the period of five fiscal years commencing on January 1, 2018 and ending December 31, 2022. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The KBW Nasdaq Regional Banking Index is comprised of U.S. companies that do business as regional banks or thrifts. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2017. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$200
$175
$150
$125
$100
$75
$50
$100.0
2017
2018
2019
2020
2021
2022
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index
KBW Nasdaq Regional Banking Index

	2017	2018	2019	2020	2021	2022
Associated Banc-Corp	$100.0	$80.4	$92.3	$74.4	$101.9	$107.8
S&P 500 Index	$100.0	$95.8	$125.6	$148.3	$190.5	$156.1
S&P 400 Regional Banks Sub-Industry Index	$100.0	$79.1	$98.3	$89.2	$126.1	$121.0
KBW Nasdaq Regional Banking Index	$100.0	$82.9	$102.5	$92.9	$126.8	$118.1
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

ITEM 6.	[Reserved]

ITEM 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
The detailed financial discussion that follows focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Performance Summary and 2023 Outlook
•Diluted earnings per common share of $2.34 in 2022 increased $0.16, or 7%, from 2021.
•Average loans of $26.2 billion for the full year of 2022 increased $2.1 billion, or 9%, from a year ago, driven by increases of $1.2 billion, or 8%, in commercial loans, $785 million in auto finance, and $205 million, or 3%, in residential mortgages. For 2023, the Corporation expects period end loan growth of 7% to 9%.
•Average deposits of $28.8 billion for the full year of 2022 increased $1.1 billion, or 4%, from a year ago, driven by increases in lower cost core deposits partially offset by decreases in higher cost network and time deposits.
•Net interest income of $957 million in 2022 increased $231 million, or 32%, from 2021. Net interest margin of 2.91% in 2022 increased 52 bp from 2.39% in 2021. The increases were driven by the execution of our strategic initiatives and rising interest rates during 2022. For 2023, the Corporation expects net interest income growth of 15% to 17%.
•Provision for credit losses was $33 million in 2022, compared to a release of $88 million in 2021. For 2023, the Corporation expects to adjust the provision to reflect changes to risk grades, economic conditions, loan volumes, and other indications of credit quality.
•Noninterest income of $282 million in 2022 decreased $50 million, or 15%, from 2021, largely influenced by market-driven decreases in mortgage banking income and wealth management fees, customer-friendly changes to our overdraft program, and higher asset gains recognized during 2021. For 2023, the Corporation expects noninterest income compression of 6% to 8%.
•Noninterest expense of $747 million in 2022 increased $37 million, or 5%, from 2021, as we continued to invest in people and technology. For 2023, the Corporation expects noninterest expense growth of 4% to 6%.

Income Statement Analysis
Net Interest Income
Table 1 Net Interest Income Analysis

	Years Ended December 31,
	2022			2021			2020
($ in Thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Asset-based lending & equipment finance (d)	$297,308	$13,559	4.56%	$120,903	$3,704	3.06%	$177,710	$6,039	3.40%
Commercial and business lending (excl ABL and equipment finance)	9,554,995	370,597	3.88%	8,983,580	246,381	2.73%	9,232,444	274,566	2.97%
Commercial real estate lending	6,595,635	281,485	4.27%	6,156,214	178,354	2.90%	5,811,498	192,545	3.31%
Total commercial	16,447,938	665,640	4.05%	15,260,697	428,439	2.81%	15,221,651	473,150	3.11%
Residential mortgage	8,052,277	245,975	3.05%	7,847,564	221,099	2.82%	8,190,190	254,814	3.11%
Auto finance	805,179	30,749	3.82%	19,815	871	4.39%	13,585	573	4.22%
Other retail	894,948	52,266	5.84%	929,905	44,852	4.82%	1,112,221	58,082	5.22%
Total loans	26,200,341	994,630	3.80%	24,057,980	695,260	2.89%	24,537,648	786,619	3.21%
Investment securities
Taxable	4,362,394	75,444	1.73%	3,369,612	37,916	1.13%	3,282,274	59,806	1.82%
Tax-exempt(a)	2,419,262	82,771	3.42%	2,036,030	73,975	3.63%	1,930,853	72,901	3.78%
Other short-term investments	570,887	11,475	2.01%	1,644,995	7,833	0.48%	1,067,788	9,473	0.89%
Investments and other	7,352,542	169,690	2.31%	7,050,637	119,724	1.70%	6,280,915	142,179	2.26%
Total earning assets	$33,552,884	$1,164,320	3.47%	$31,108,616	$814,984	2.62%	$30,818,563	$928,799	3.01%
Other assets, net	3,105,049			3,355,640			3,446,644
Total assets	$36,657,932			$34,464,257			$34,265,207
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,652,774	$5,033	0.11%	$4,138,732	$1,435	0.03%	$3,306,385	$2,966	0.09%
Interest-bearing demand	6,638,592	35,169	0.53%	6,113,660	4,610	0.08%	5,583,144	12,496	0.22%
Money market	7,164,518	36,370	0.51%	6,940,513	4,028	0.06%	6,509,924	15,273	0.23%
Network transaction deposits	821,804	14,721	1.79%	929,544	1,120	0.12%	1,442,951	6,219	0.43%
Time deposits	1,315,793	7,016	0.53%	1,495,060	7,429	0.50%	2,281,040	30,685	1.35%
Total interest-bearing deposits	20,593,482	98,309	0.48%	19,617,508	18,622	0.09%	19,123,444	67,639	0.35%
Federal funds purchased and securities sold under agreements to repurchase	388,701	3,480	0.90%	207,132	143	0.07%	175,713	485	0.28%
Commercial paper	20,540	2	0.01%	49,546	22	0.04%	38,583	41	0.11%
PPPLF	—	—	—%	—	—	—%	565,371	1,984	0.35%
Other short-term funding	—	—	—%	—	—	—%	4,226	11	0.25%
FHLB advances	2,784,403	75,487	2.71%	1,623,508	36,493	2.25%	2,535,731	57,359	2.26%
Long-term funding	249,478	10,653	4.27%	407,912	17,053	4.18%	549,143	22,365	4.07%
Total short and long-term funding	3,443,123	89,621	2.60%	2,288,098	53,712	2.35%	3,868,767	82,245	2.13%
Total interest-bearing liabilities	$24,036,605	$187,931	0.78%	$21,905,605	$72,334	0.33%	$22,992,211	$149,883	0.65%
Noninterest-bearing demand deposits	8,163,703			8,075,906			6,884,241
Other liabilities	482,538			403,296			444,183
Stockholders’ equity	3,975,086			4,079,449			3,944,572
Total liabilities and stockholders’ equity	$36,657,932			$34,464,257			$34,265,207
Interest rate spread			2.69%			2.29%			2.36%
Net free funds			0.22%			0.10%			0.17%
Fully tax-equivalent net interest income and net interest margin		$976,389	2.91%		$742,650	2.39%		$778,915	2.53%
Fully tax-equivalent adjustment		19,068			16,796			15,959
Net interest income		$957,321			$725,855			$762,957
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.
(d) Periods prior to 2022 do not include equipment finance.
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
Table 1 provides average daily balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2022, 2021, and 2020. Table 2 presents additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
Notable Contributions to the Change in 2022 Net Interest Income
•Fully tax-equivalent net interest income and net interest income were up $234 million, or 31%, and $231 million, or 32%, respectively, compared to 2021. The increase was driven by the execution of our strategic initiatives and rising interest rates during 2022. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets were $2.4 billion, or 8%, higher than 2021. The increase in average earning assets was driven by an increase of $2.1 billion, or 9%, in average loans. Increases in average commercial loans included increases of $571 million, or 6%, in commercial and business lending (excluding ABL and equipment finance) and $439 million, or 7%, in CRE lending. Increases in average retail loans included auto finance, up $785 million, and residential mortgages, up $205 million, or 3%.
•Average interest-bearing liabilities were up $2.1 billion, or 10%, versus 2021. On average, FHLB advances were up $1.2 billion, or 72%, due to funding for loan growth. Interest-bearing deposits increased $976 million, or 5%, primarily driven by increases in lower cost core deposits, partially offset by decreases in higher cost network and time deposits.
•The average cost of interest-bearing liabilities was 45 bp higher than 2021. The increase was due to a 39 bp increase in the average cost of interest-bearing deposits, while short and long-term funding increased 25 bp.
•The federal funds rate on December 31, 2022 was in the range of 4.25% to 4.50%, which was up 4.25% from the previous year ended December 31, 2021 range of 0.00% to 0.25%.

Table 2 Rate/Volume Analysis(a)

	2022 Compared to 2021 Increase (Decrease) Due to			2021 Compared to 2020 Increase (Decrease) Due to
($ in Thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans(b)
Asset-based lending & equipment finance(c)	$6,893	$2,962	$9,855	$(1,785)	$(551)	$(2,336)
Commercial and business lending (excl ABL and equipment finance)	16,395	107,821	124,215	(6,967)	(21,217)	(28,185)
Commercial real estate lending	13,520	89,610	103,130	10,961	(25,152)	(14,191)
Total commercial	36,808	200,393	237,201	2,208	(46,920)	(44,711)
Residential mortgage	5,883	18,994	24,877	(10,351)	(23,364)	(33,715)
Auto finance	30,007	(129)	29,878	273	24	297
Other retail	(1,740)	9,154	7,414	(9,025)	(4,205)	(13,230)
Total loans	70,958	228,412	299,370	(16,894)	(74,465)	(91,359)
Investment securities
Taxable	13,296	24,231	37,528	1,552	(23,442)	(21,890)
Tax-exempt(b)	13,304	(4,508)	8,796	3,883	(2,808)	1,074
Other short-term investments	(7,891)	11,534	3,642	3,843	(5,483)	(1,640)
Investments and other	18,709	31,257	49,966	9,278	(31,733)	(22,455)
Total earning assets	$89,667	$259,669	$349,336	$(7,617)	$(106,198)	$(113,814)
Interest expense
Savings	$199	$3,399	$3,598	$613	$(2,144)	$(1,531)
Interest-bearing demand	429	30,129	30,558	1,089	(8,975)	(7,886)
Money market	134	32,208	32,342	949	(12,194)	(11,245)
Network transaction deposits	(145)	13,746	13,602	(1,686)	(3,413)	(5,099)
Time deposits	1,061	(1,473)	(413)	(8,186)	(15,070)	(23,256)
Total interest-bearing deposits	1,679	78,009	79,687	(7,220)	(41,796)	(49,016)
Federal funds purchased and securities sold under agreements to repurchase	228	3,109	3,337	74	(417)	(342)
Commercial paper	(9)	(11)	(20)	9	(28)	(18)
PPPLF	—	—	—	(1,984)	—	(1,984)
Other short-term funding	—	—	—	(11)	—	(11)
FHLB advances	30,269	8,724	38,994	(20,507)	(359)	(20,866)
Long-term funding	(6,758)	357	(6,401)	(5,890)	578	(5,312)
Total short and long-term funding	23,731	12,179	35,910	(28,309)	(224)	(28,533)
Total interest-bearing liabilities	25,409	90,188	115,597	(35,529)	(42,020)	(77,549)
Fully tax-equivalent net interest income	$64,257	$169,481	$233,739	$27,912	$(64,177)	$(36,265)
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(c) Periods prior to 2022 do not include equipment finance.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2022 was the Moody's baseline scenario from November 2022, which was reviewed against the December 2022 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2022	2021	2020	$ Change 2021	% Change 2021	$ Change 2020	% Change 2020
Wealth management fees	$84,122	$89,854	$84,957	$(5,732)	(6)%	$4,897	6%
Service charges and deposit account fees	62,310	64,406	56,307	(2,096)	(3)%	8,099	14%
Card-based fees	44,014	43,014	38,534	1,000	2%	4,480	12%
Other fee-based revenue	15,903	17,086	19,238	(1,183)	(7)%	(2,152)	(11)%
Total fee-based revenue	206,350	214,360	199,036	(8,010)	(4)%	15,324	8%
Capital markets, net	29,917	30,602	27,966	(685)	(2)%	2,636	9%
Mortgage servicing fees, net(a)	8,260	(434)	(648)	8,694	N/M	214	(33)%
Gains and fair value adjustment on loans held for sale	1,019	34,999	60,000	(33,980)	(97)%	(25,001)	(42)%
Fair value adjustment on portfolio loans transferred to held for sale	—	—	3,932	—	N/M	(3,932)	(100)%
Changes in mortgage servicing rights valuation, net of economic hedge(b)	9,595	16,186	(17,704)	(6,591)	(41)%	33,890	N/M
Mortgage banking, net	18,873	50,751	45,580	(31,878)	(63)%	5,171	11%
Bank and corporate owned life insurance	11,431	13,254	13,771	(1,823)	(14)%	(517)	(4)%
Other(c)	10,715	11,366	55,445	(651)	(6)%	(44,079)	(80)%
Subtotal	277,286	320,333	341,798	(43,047)	(13)%	(21,465)	(6)%
Asset gains, net(d)	1,338	11,009	155,589	(9,671)	(88)%	(144,580)	(93)%
Investment securities gains (losses), net	3,746	(16)	9,222	3,762	N/M	(9,238)	N/M
Gains on sale of branches, net(e)	—	1,038	7,449	(1,038)	(100)%	(6,411)	(86)%
Total noninterest income	$282,370	$332,364	$514,056	$(49,994)	(15)%	$(181,692)	(35)%
Mortgage loans originated for sale during period	$600,114	$1,749,556	$1,642,135	$(1,149,442)	(66)%	$107,421	7%
Mortgage loan settlements during period	715,035	1,774,791	1,959,571	(1,059,756)	(60)%	(184,780)	(9)%
Mortgage portfolio loans transferred to held for sale during period	—	—	269,203	—	N/M	(269,203)	(100)%
Assets under management, at market value(f)	11,843	13,679	13,314	(1,836)	(13)%	365	3%
N/M = Not Meaningful
(a) Includes mortgage origination and servicing fees, net of MSRs amortization/decay.
(b) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(c) Includes insurance commissions and fees, which were elevated prior to the sale of ABRC.
(d) 2020 includes a gain of $163 million from the sale of ABRC. See Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for additional details on the sale of ABRC.
(e) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for addition details on the branch sales.
(f) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in 2022 Noninterest Income
•Mortgage banking, net decreased from 2021, driven by slowing refinance activity and higher retention of mortgages on our balance sheet.
•Asset gains, net was down from 2021, driven primarily by gains on private equity investments in 2021.
•Wealth management fees decreased from 2021, driven by lower market valuations.

Noninterest Expense
Table 4 Noninterest Expense

	Years Ended December 31,			Change From Prior Year
($ in Thousands)	2022	2021	2020	$ Change 2021	% Change 2021	$ Change 2020	% Change 2020
Personnel	$454,101	$426,687	$432,151	$27,414	6%	$(5,464)	(1)%
Technology	90,700	81,689	81,214	9,011	11%	475	1%
Occupancy	59,794	63,513	64,064	(3,719)	(6)%	(551)	(1)%
Business development and advertising	25,525	21,149	18,428	4,376	21%	2,721	15%
Equipment	19,632	21,104	21,705	(1,472)	(7)%	(601)	(3)%
Legal and professional	18,250	21,923	21,546	(3,673)	(17)%	377	2%
Loan and foreclosure costs	5,925	8,143	12,600	(2,218)	(27)%	(4,457)	(35)%
FDIC assessment	22,650	18,150	20,350	4,500	25%	(2,200)	(11)%
Other intangible amortization	8,811	8,844	10,192	(33)	—%	(1,348)	(13)%
Loss on prepayments of FHLB advances	—	—	44,650	—	N/M	(44,650)	(100)%
Other	41,675	38,721	49,135	2,954	8%	(10,414)	(21)%
Total noninterest expense	$747,063	$709,924	$776,034	$37,139	5%	$(66,110)	(9)%
Average FTEs(a)	4,118	4,003	4,459	115	3%	(456)	(10)%
N/M = Not Meaningful
(a) Average FTEs without overtime
Notable Contributions to the Change in 2022 Noninterest Expense
•Personnel costs increased from 2021, largely driven by higher incentive compensation and additional hiring tied to our strategic initiatives.
•Technology costs increased from 2021, driven by digital investments tied to our strategic initiatives.
•FDIC assessment expense increased from 2021, due to a decrease in liquid assets in relation to total assets.
•Business development and advertising costs increased from 2021, as business activity picked up throughout the year.
Income Taxes
The Corporation recognized income tax expense of $94 million for 2022, compared to income tax expense of $85 million for 2021. The Corporation's effective tax rate was 20.34% for 2022, compared to an effective tax rate of 19.55% for 2021. The increase in income tax expense during 2022 was primarily driven by an increase in income before tax in 2022 and by an increase in non-deductible expenses. The increase in the effective tax rate during 2022 was primarily driven by an increase in the state tax provision and an increase in non-deductible expenses.
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

Balance Sheet Analysis
•At December 31, 2022, total assets were $39.4 billion, up $4.3 billion, or 12%, from December 31, 2021.
•Interest-bearing deposits in other financial institutions were $157 million at December 31, 2022, down $525 million from December 31, 2021, due to funding of new loan growth.
•At December 31, 2022, total loans were $28.8 billion, up $4.6 billion, or 19%, from December 31, 2021, due to increases of $1.3 billion, or 14%, in commercial and business lending, $1.0 billion, or 17%, in CRE, $1.2 billion in auto finance, and $944 million, or 12%, in residential mortgages. See section Loans and Note 4 Loans of the notes to consolidated financial statements for additional information on loans.
•At December 31, 2022, total deposits of $29.6 billion were up $1.2 billion, or 4%, from December 31, 2021, driven by an increase in money market deposits of $1.1 billion, or 15%. See section Deposits and Customer Funding and Note 8 Deposits of the notes to consolidated financial statements for additional information on deposits.
•At December 31, 2022, to help support loan growth, FHLB advances were up $2.7 billion and securities sold under agreements to repurchase were up $266 million. See section Other Funding Sources and Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional details on funding.
Loans
Table 5 Period End Loan Composition

	As of December 31,
	2022		2021		2020		2019		2018
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Asset-based lending & equipment finance(a)	$458,887	2%	$178,027	1%	$137,476	1%	$239,182	1%	$306,433	1%
Commercial and industrial	9,300,567	32%	8,274,358	34%	8,331,702	34%	7,115,411	31%	7,091,612	31%
Commercial real estate — owner occupied	991,722	3%	971,326	4%	900,912	4%	911,265	4%	920,443	4%
Commercial and business lending	10,751,176	37%	9,423,711	39%	9,370,091	38%	8,265,858	36%	8,318,487	36%
Commercial real estate — investor	5,080,344	18%	4,384,569	18%	4,342,584	18%	3,794,517	17%	3,751,554	16%
Real estate construction	2,155,222	7%	1,808,976	7%	1,840,417	8%	1,420,900	6%	1,335,031	6%
Commercial real estate lending	7,235,565	25%	6,193,545	26%	6,183,001	25%	5,215,417	23%	5,086,585	22%
Total commercial	17,986,742	62%	15,617,256	64%	15,553,091	64%	13,481,275	59%	13,405,072	58%
Residential mortgage	8,511,550	30%	7,567,310	31%	7,878,324	32%	8,136,980	36%	8,277,712	36%
Auto finance	1,382,073	5%	143,045	1%	11,177	—%	2,982	—%	2,123	—%
Home equity	624,353	2%	595,615	2%	707,255	3%	852,025	4%	894,473	4%
Other consumer	294,851	1%	301,723	1%	301,876	1%	348,177	2%	361,049	2%
Total consumer	10,812,828	38%	8,607,693	36%	8,898,632	36%	9,340,164	41%	9,535,357	42%
Total loans	$28,799,569	100%	$24,224,949	100%	$24,451,724	100%	$22,821,440	100%	$22,940,429	100%
Commercial real estate and real estate construction loan detail
Non-owner occupied	$3,313,959	65%	$2,972,584	68%	$2,969,906	68%	$2,589,838	68%	$2,545,751	68%
Multi-family	1,762,608	35%	1,405,264	32%	1,360,305	31%	1,201,835	32%	1,204,552	32%
Farmland	3,776	—%	6,720	—%	12,373	—%	2,844	—%	1,250	—%
Commercial real estate — investor	$5,080,344	100%	$4,384,569	100%	$4,342,584	100%	$3,794,517	100%	$3,751,554	100%
1-4 family construction	$436,210	20%	$380,160	21%	$270,467	15%	$261,908	18%	$289,558	22%
All other construction	1,719,012	80%	1,428,816	79%	1,569,950	85%	1,158,992	82%	1,045,474	78%
Real estate construction	$2,155,222	100%	$1,808,976	100%	$1,840,417	100%	$1,420,900	100%	$1,335,031	100%

(a) Periods prior to 2022 do not include equipment finance.
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2022 and 2021. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the ERC. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation's loan distribution and interest rate sensitivity as of December 31, 2022 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in Thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Asset-based lending & equipment finance	$244,425	$110,330	$104,132	$—	$458,887	2%
Commercial and industrial	8,764,074	390,557	136,591	9,344	9,300,567	32%
Commercial real estate — owner occupied	570,168	283,702	137,291	562	991,722	3%
Commercial real estate — investor	4,738,638	194,395	147,310	—	5,080,344	18%
Real estate construction	2,080,873	39,382	24,753	10,214	2,155,222	7%
Commercial - adjustable	10,113,519	16,902	16,200	—	10,146,622	35%
Commercial - fixed	6,284,658	1,001,465	533,877	20,120	7,840,120	27%
Residential mortgage - adjustable	309,053	724,865	1,949,689	401	2,984,008	10%
Residential mortgage - fixed	7,340	90,867	614,633	4,814,703	5,527,542	19%
Auto finance	263	267,133	1,114,676	—	1,382,073	5%
Home equity	556,258	16,094	43,312	8,689	624,353	2%
Other consumer	210,583	38,547	29,565	16,157	294,851	1%
Total loans	$17,481,674	$2,155,873	$4,301,952	$4,860,070	$28,799,569	100%
Fixed-rate	$6,300,508	$1,412,916	$2,336,063	$4,859,669	$14,909,156	52%
Floating or adjustable rate	11,181,166	742,957	1,965,889	401	13,890,413	48%
Total	$17,481,674	$2,155,873	$4,301,952	$4,860,070	$28,799,569	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At December 31, 2022, $20.2 billion, or 70%, of the total loans outstanding and $16.4 billion, or 91%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2022, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

December 31, 2022	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Real Estate(a)	531	$1,963,868	$3,552,573	9%
Utilities(b)	221	2,160,188	2,524,451	6%
Credit Intermediation and Related Activities(c)	522	746,958	2,136,537	5%
(a) Includes REIT lines
(b) 55% of the total exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
(c) Includes mortgage warehouse lines
The remaining commercial and industrial portfolio is spread over a diverse range of industries, none of which exceed 2% of total loan exposure.
The CRE-owner occupied portfolio is spread over a diverse range of industries, none of which exceed 2% of total loan exposure.
The credit risk related to commercial and business lending is largely influenced by general economic conditions and the resulting impact on a borrower’s operations or on the value of underlying collateral, if any.

Commercial real estate - investor: CRE-investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

December 31, 2022	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	33%
Office	3%	24%
Industrial	3%	23%
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
Table 9 Largest Real Estate Construction Property Type Exposures

December 31, 2022	% of Total Loan Exposure	% of Total Real Estate - Construction Loan Exposure
Multi-Family	5%	40%
Industrial	3%	25%
The remaining real estate construction portfolio is spread over various other property types, none of which exceed 2% of total loan exposure.
The Corporation’s current lending standards for CRE and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum LTV, requirements for pre-leasing and/or presales, minimum borrower equity, and maximum loan-to-cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land that has a 50% LTV maximum. The Corporation’s LTV guidelines are in compliance with regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts include interest reserves, which are built into the loans and sized to fund loan payments through construction and lease up and/or sell out.
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2022. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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

Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $76 million and $101 million of student loans at December 31, 2022 and 2021, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic, the passage of the CARES Act, and subsequent executive orders, federal student loan relief was extended to borrowers with relief set to expire 60 days after either the resolution of court challenges to the debt relief program or June 30, 2023 if the litigation is not resolved by that date. The student loan portfolio is in run-off and no new student loans are being originated. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 10 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and other nonperforming assets:
Table 10 Nonperforming Assets

	As of December 31,
($ in Thousands)	2022	2021	2020	2019	2018
Nonperforming assets
Commercial and industrial	$14,329	$6,279	$61,859	$46,312	$41,021
Commercial real estate — owner occupied	—	—	1,058	67	3,957
Commercial and business lending	14,329	6,279	62,917	46,380	44,978
Commercial real estate — investor	29,380	60,677	78,220	4,409	1,952
Real estate construction	105	177	353	493	979
Commercial real estate lending	29,485	60,855	78,573	4,902	2,931
Total commercial	43,814	67,134	141,490	51,282	47,909
Residential mortgage	58,480	55,362	59,337	57,844	67,574
Auto finance	1,490	52	49	—	—
Home equity	7,487	7,726	9,888	9,104	12,339
Other consumer	197	170	91	152	79
Total consumer	67,654	63,309	69,364	67,099	79,992
Total nonaccrual loans	111,467	130,443	210,854	118,380	127,901
Commercial real estate owned	325	984	2,185	3,530	4,047
Residential real estate owned	2,878	3,666	1,194	5,696	2,963
Bank properties real estate owned(a)	11,580	24,969	10,889	11,874	4,974
OREO	14,784	29,619	14,269	21,101	11,984
Other nonperforming assets(b)	215	—	—	6,004	—
Total nonperforming assets	$126,466	$160,062	$225,123	$145,485	$139,885
Accruing loans past due 90 days or more
Commercial	$282	$151	$175	$342	$311
Consumer	1,446	1,111	1,423	1,917	1,853
Total accruing loans past due 90 days or more	$1,728	$1,263	$1,598	$2,259	$2,165
Restructured loans (accruing)(c)
Commercial	$13,093	$22,763	$41,119	$18,944	$28,668
Consumer	19,775	19,768	10,973	7,097	24,595
Total restructured loans (accruing)	$32,868	$42,530	$52,092	$26,041	$53,263
Nonaccrual restructured loans (included in nonaccrual loans)	$20,127	$17,426	$20,190	$22,494	$26,292
Ratios
Nonaccrual loans to total loans	0.39%	0.54%	0.86%	0.52%	0.56%
NPAs to total loans plus OREO and other nonperforming assets	0.44%	0.66%	0.92%	0.64%	0.61%
NPAs to total assets	0.32%	0.46%	0.67%	0.45%	0.42%
Allowance for credit losses on loans to nonaccrual loans	315.34%	245.16%	204.63%	188.61%	205.13%

Table 10 Nonperforming Assets (continued)

	As of December 31,
($ in Thousands)	2022	2021	2020	2019	2018
Accruing loans 30-89 days past due
Commercial and industrial	$6,283	$715	$6,119	$821	$525
Commercial real estate — owner occupied	230	163	373	1,369	2,699
Commercial and business lending	6,512	878	6,492	2,190	3,224
Commercial real estate — investor	1,067	616	12,793	1,812	3,767
Real estate construction	39	1,620	991	97	330
Commercial real estate lending	1,105	2,236	13,784	1,909	4,097
Total commercial	7,618	3,114	20,276	4,099	7,321
Residential mortgage	9,874	6,169	10,385	9,274	9,706
Auto finance	9,408	11	57	—	—
Home equity	5,607	3,711	4,802	5,647	6,049
Other consumer	1,610	2,307	1,543	2,083	2,269
Total consumer	26,499	12,198	16,786	17,005	18,024
Total accruing loans 30-89 days past due	$34,117	$15,312	$37,062	$21,104	$25,345
Potential problem loans
Asset-based lending & equipment finance(d)	$17,698	$17,697	$—	$—	$—
Commercial and industrial	118,851	122,562	139,489	110,308	116,578
Commercial real estate — owner occupied	34,422	26,723	26,179	19,889	55,964
Commercial and business lending	170,971	166,981	165,668	130,197	172,542
Commercial real estate — investor	92,535	106,138	91,396	29,449	67,481
Real estate construction	970	21,408	19,046	—	3,834
Commercial real estate lending	93,505	127,546	110,442	29,449	71,315
Total commercial	264,476	294,527	276,111	159,646	243,856
Residential mortgage	1,978	2,214	3,749	1,451	5,975
Home equity	197	165	2,068	—	103
Total consumer	2,175	2,379	5,817	1,451	6,078
Total potential problem loans	$266,651	$296,905	$281,928	$161,097	$249,935
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) 2022 includes repossessed assets while 2019 includes a partial settlement of a debt by receiving units of ownership interest in an oil and gas limited liability company.
(c) Does not include any restructured loans related to the COVID-19 pandemic in accordance with Section 4013 of the CARES Act.
(d) Periods prior to 2022 do not include equipment finance.
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

Foregone Loan Interest: The following table shows, for those loans accounted for on a nonaccrual basis and restructured loans for the years ended as indicated, the approximate gross interest that would have been recorded if the loans had been current in accordance with their original terms and the amount of interest income that was included in interest income for the period:
Table 11 Foregone Loan Interest

	Years Ended December 31,
($ in Thousands)	2022	2021	2020	2019	2018
Interest income in accordance with original terms	$6,182	$6,537	$11,262	$12,032	$10,606
Interest income recognized	(3,830)	(4,495)	(6,891)	(5,015)	(5,500)
Reduction in interest income	$2,352	$2,042	$4,371	$7,016	$5,106
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2022 was the Moody's baseline scenario from November 2022, which was reviewed against the December 2022 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 4 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 12 and Table 13 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at December 31, 2022 and December 31, 2021 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 12 Allowance for Credit Losses on Loans

	Years Ended December 31,
($ in Thousands)	2022	2021	2020	2019	2018
Allowance for loan losses
Balance at beginning of period	$280,015	$383,702	$201,371	$238,023	$265,880
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	112,457	N/A	N/A
Balance at beginning of period, adjusted	280,015	383,702	313,828	238,023	265,880
Provision for loan losses	34,000	(80,000)	164,457	18,500	2,500
Provision for loan losses recorded at acquisition	—	—	2,543	—	—
Gross up of allowance for PCD loans at acquisition	—	—	3,504	—	—
Loans charged off
Asset-based lending & equipment finance(a)	—	—	(6,650)	(8,777)	—
Commercial and industrial	(4,491)	(21,564)	(73,670)	(54,538)	(30,837)
Commercial real estate — owner occupied	—	—	(419)	(222)	(1,363)
Commercial and business lending	(4,491)	(21,564)	(80,739)	(63,537)	(32,200)
Commercial real estate — investor	(50)	(14,346)	(22,920)	—	(7,914)
Real estate construction	(48)	(5)	(19)	(60)	(298)
Commercial real estate lending	(98)	(14,351)	(22,938)	(60)	(8,212)
Total commercial	(4,588)	(35,915)	(103,677)	(63,597)	(40,412)
Residential mortgage	(567)	(880)	(1,867)	(3,322)	(1,627)
Auto finance	(1,041)	(22)	(7)	—	(4)
Home equity	(587)	(668)	(1,719)	(1,846)	(3,236)
Other consumer	(3,363)	(3,168)	(4,783)	(5,548)	(5,257)
Total consumer	(5,558)	(4,738)	(8,376)	(10,716)	(10,124)
Total loans charged off	(10,146)	(40,652)	(112,053)	(74,313)	(50,536)
Recoveries of loans previously charged off
Asset-based lending & equipment finance(a)	—	412	561	519	—
Commercial and industrial	5,282	8,152	6,444	11,356	13,714
Commercial real estate — owner occupied	13	120	147	2,795	639
Commercial and business lending	5,295	8,684	7,151	14,670	14,353
Commercial real estate — investor	50	3,162	643	31	668
Real estate construction	106	126	49	302	446
Commercial real estate lending	156	3,288	692	333	1,114
Total commercial	5,451	11,972	7,844	15,003	15,467
Residential mortgage	908	841	500	692	1,271
Auto finance	98	31	25	10	10
Home equity	1,385	2,854	1,978	2,599	2,628
Other consumer	1,010	1,267	1,076	858	803
Total consumer	3,401	4,993	3,579	4,158	4,712
Total recoveries	8,852	16,965	11,422	19,161	20,179
Net (charge offs)	(1,294)	(23,687)	(100,631)	(55,152)	(30,358)
Balance at end of period	$312,720	$280,015	$383,702	$201,371	$238,023
Allowance for unfunded commitments
Balance at beginning of period	$39,776	$47,776	$21,907	$24,336	$24,400
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	18,690	N/A	N/A
Balance at beginning of period, adjusted	39,776	47,776	40,597	24,336	24,400
Provision for unfunded commitments	(1,000)	(8,000)	7,000	(2,500)	(2,500)
Amount recorded at acquisition	—	—	179	70	2,436
Balance at end of period	$38,776	$39,776	$47,776	$21,907	$24,336
Allowance for credit losses on loans	$351,496	$319,791	$431,478	$223,278	$262,359
Provision for credit losses on loans	33,000	(88,000)	174,000	16,000	—

Table 12 Allowance for Credit Losses on Loans (continued)

	Years Ended December 31,
($ in Thousands)	2022	2021	2020	2019	2018
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(a)	$—	$412	$(6,090)	$(8,259)	$—
Commercial and industrial	791	(13,412)	(67,226)	(43,182)	(17,124)
Commercial real estate — owner occupied	13	120	(272)	2,573	(724)
Commercial and business lending	804	(12,880)	(73,588)	(48,868)	(17,848)
Commercial real estate — investor	—	(11,184)	(22,277)	31	(7,246)
Real estate construction	58	121	31	243	149
Commercial real estate lending	58	(11,063)	(22,246)	274	(7,098)
Total commercial	862	(23,943)	(95,834)	(48,594)	(24,946)
Residential mortgage	341	(38)	(1,367)	(2,630)	(355)
Auto finance	(943)	9	19	10	6
Home equity	798	2,186	259	753	(608)
Other consumer	(2,353)	(1,901)	(3,707)	(4,690)	(4,455)
Total consumer	(2,157)	256	(4,797)	(6,558)	(5,412)
Total net (charge offs)	$(1,294)	$(23,687)	$(100,631)	$(55,152)	$(30,358)
Ratios
Allowance for credit losses on loans to total loans	1.22%	1.32%	1.76%	0.98%	1.14%
Allowance for credit losses on loans to net charge offs	N/M	13.5x	4.3x	4.0x	8.6x
Loan Evaluation Method for ACLL
Individually evaluated for impairment	$10,324	$15,194	$79,831	$14,026	$11,053
Collectively evaluated for impairment	341,172	304,597	351,646	209,252	251,306
Total ACLL	$351,496	$319,791	$431,478	$223,278	$262,359
Loan Balance
Individually evaluated for impairment	$76,577	$115,643	$259,497	$111,595	$138,543
Collectively evaluated for impairment	28,722,992	24,109,306	24,192,227	22,709,845	22,801,887
Total loan balance	$28,799,569	$24,224,949	$24,451,724	$22,821,440	$22,940,429
(a) Periods prior to 2022 do not include equipment finance.
Table 13 Net (Charge Offs) Recoveries(a)

	Years Ended December 31,
(In Basis Points)	2022	2021	2020	2019	2018
Net loan (charge offs) recoveries
Asset-based lending & equipment finance(b)	—	34	(343)	(301)	—
Commercial and industrial	1	(17)	(81)	(60)	(26)
Commercial real estate — owner occupied	—	1	(3)	28	(9)
Commercial and business lending	1	(14)	(78)	(58)	(23)
Commercial real estate — investor	—	(26)	(54)	—	(18)
Real estate construction	—	1	—	2	1
Commercial real estate lending	—	(18)	(38)	1	(13)
Total commercial	1	(16)	(63)	(36)	(19)
Residential mortgage	—	—	(2)	(3)	—
Auto finance	(12)	4	14	37	36
Home equity	13	34	3	9	(6)
Other consumer	(79)	(65)	(117)	(133)	(120)
Total consumer	(2)	—	(5)	(7)	(6)
Total net (charge offs)	—	(10)	(41)	(24)	(13)
(a) Ratio of net charge offs to average loans by loan type.
(b) Periods prior to 2022 do not include equipment finance.

Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $4.6 billion, or 19%, from December 31, 2021, driven by increases across all major loan portfolios resulting from the Corporation's strategic initiatives. See also Note 4 Loans of the notes to consolidated financial statements for additional information on loans.
•Potential problem loans decreased $30 million, or 10%, from December 31, 2021, largely driven by decreases in potential problem loans within the Corporation's real estate construction and CRE-investor portfolios, partially offset by an increase in potential problem loans within the CRE-owner occupied portfolio. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•Total nonaccrual loans decreased $19 million, or 15%, from December 31, 2021, primarily driven by a decrease in nonaccrual loans within the Corporation's CRE-investor portfolio, partially offset by an increase in nonaccrual loans within the commercial and industrial portfolio. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•For the year ended December 31, 2022, net charge offs decreased $22 million, or 95%, from December 31, 2021, primarily driven by decreased charge off amounts in the Corporation's commercial and industrial and CRE-investor portfolios. See Tables 12 and 13 for additional information regarding the activity in the ACLL.
Management believes the level of ACLL to be appropriate at December 31, 2022.
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
Table 14 Investment Securities Portfolio

	At December 31,
($ in Thousands)	2022	% of Total	2021	% of Total	2020	% of Total
AFS investment securities
Amortized cost
U.S. Treasury securities	$124,441	4%	$124,291	3%	$26,436	1%
Agency securities	15,000	1%	15,000	—%	24,985	1%
Obligations of state and political subdivisions (municipal securities)	235,693	8%	381,517	9%	425,057	14%
Residential mortgage-related securities
FNMA / FHLMC	1,820,642	61%	2,709,399	62%	1,448,806	48%
GNMA	502,537	17%	66,189	2%	231,364	8%
Private-label	—	—%	332,028	8%	—	—%
Commercial mortgage-related securities
FNMA / FHLMC	19,038	1%	357,240	8%	19,654	1%
GNMA	115,031	4%	165,439	4%	511,429	17%
Asset backed securities
FFELP	157,138	5%	177,974	4%	329,030	11%
SBA	4,512	—%	6,594	—%	8,637	—%
Other debt securities	3,000	—%	3,000	—%	3,000	—%
Total amortized cost	$2,997,032	100%	$4,338,671	100%	$3,028,399	100%
Fair value
U.S. Treasury securities	$109,378	4%	$122,957	3%	$26,531	1%
Agency securities	13,532	—%	14,897	—%	25,038	1%
Obligations of state and political subdivisions (municipal securities)	230,714	8%	400,457	9%	450,662	15%
Residential mortgage-related securities
FNMA / FHLMC	1,604,610	59%	2,691,879	62%	1,461,241	47%
GNMA	497,596	18%	67,780	2%	235,537	8%
Private-label	—	—%	329,724	8%	—	—%
Commercial mortgage-related securities
FNMA / FHLMC	17,142	1%	350,623	8%	22,904	1%
GNMA	110,462	4%	166,799	4%	524,756	17%
Asset backed securities
FFELP	151,191	6%	177,325	4%	327,189	11%
SBA	4,477	—%	6,580	—%	8,584	—%
Other debt securities	2,922	—%	2,994	—%	3,000	—%
Total fair value and carrying value	$2,742,025	100%	$4,332,015	100%	$3,085,441	100%
Net unrealized holding gains (losses)	$(255,007)		$(6,656)		$57,043

Table 14 Investment Securities Portfolio (continued)

	At December 31,
($ in Thousands)	2022	% of Total	2021	% of Total	2020	% of Total
HTM investment securities
Amortized cost
U.S. Treasury securities	$999	—%	$1,000	—%	$999	—%
Obligations of state and political subdivisions (municipal securities)	1,732,351	44%	1,628,759	73%	1,441,900	77%
Residential mortgage-related securities
FNMA / FHLMC	961,231	24%	34,347	2%	54,599	3%
GNMA	52,979	1%	48,053	2%	114,553	6%
Private label	364,728	9%	—	—%	—	—%
Commercial mortgage-related securities
FNMA/FHLMC	778,796	20%	425,937	19%	11,211	1%
GNMA	69,369	2%	100,907	5%	255,742	14%
Total amortized cost and carrying value	$3,960,451	100%	$2,239,003	100%	$1,879,005	100%
Fair value
U.S. Treasury securities	$936	—%	$1,001	—%	$1,024	—%
Obligations of state and political subdivisions (municipal securities)	1,551,647	46%	1,739,988	74%	1,575,445	78%
Residential mortgage-related securities
FNMA / FHLMC	816,771	24%	36,139	2%	57,490	3%
GNMA	49,628	1%	49,631	2%	118,813	6%
Private label	303,505	9%	—	—%	—	—%
Commercial mortgage-related securities
FNMA/FHLMC	615,839	18%	419,400	18%	11,211	1%
GNMA	62,691	2%	102,506	4%	264,960	13%
Total fair value	$3,401,018	100%	$2,348,664	100%	$2,028,943	100%
Net unrealized holding gains (losses)	$(559,433)		$109,662		$149,938
Equity securities
Equity securities carrying value and fair value	$25,216	100%	$18,352	100%	$15,106	100%
At December 31, 2022, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity.
During the first quarter of 2022, the Corporation redesignated approximately $1.6 billion of mortgage-related securities from AFS to HTM. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity. See Note 22 Accumulated Other Comprehensive Income (Loss) of the notes to consolidated financial statements for additional information on the unrealized losses on investment securities transferred from AFS to HTM.
The Corporation did not recognize any credit-related write-downs to the allowance for credit losses on investments during 2022, 2021, or 2020. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 3 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
AFS and HTM Securities
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
Agency Residential and Agency Commercial Mortgage-Related Securities: Residential and commercial mortgage-related securities include predominantly GNMA, FNMA, and FHLMC MBS and CMOs. The fair value of these mortgage-related securities is subject to inherent risks, such as prepayment risk and interest rate changes. The Corporation regularly assesses the valuation of these securities.

Private Label Residential Mortgage-Related Securities: Private label residential mortgage-related securities are the most senior AAA-rated tranche CMO securities issued by a non-agency sponsor and collateralized by Prime Jumbo residential mortgage loans.
AFS Securities
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

Table 15 Investment Securities Portfolio Maturity Distribution(a)

	December 31, 2022
($ in Thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
AFS securities
U. S. Treasury securities
After one but within five years	$34,631	$31,224	0.84%
After five years but within ten years	89,810	78,154	1.22%
Total U. S. Treasury securities	$124,441	$109,378	1.11%
Agency securities
After one but within five years	$15,000	$13,532	0.91%
Total agency securities	$15,000	$13,532	0.91%
Obligations of state and political subdivisions (municipal securities)
Within one year	$5,245	$5,238	3.91%
After one but within five years	35,340	34,586	3.12%
After five years but within ten years	158,643	155,411	3.27%
After ten years	36,465	35,480	4.28%
Total obligations of state and political subdivisions (municipal securities)	$235,693	$230,714	3.42%
Agency residential mortgage-related securities
Within one year	$7,585	$7,282	2.38%
After one but within five years	1,585,136	1,461,025	2.58%
After five years but within ten years	730,459	633,900	1.62%
Total agency residential mortgage-related securities	$2,323,180	$2,102,207	2.28%
Agency commercial mortgage-related securities
Within one year	$22,252	$21,734	2.48%
After one but within five years	92,779	88,728	3.02%
After five years but within ten years	19,038	17,142	4.08%
Total agency commercial mortgage-related securities	$134,069	$127,604	3.08%
Asset backed securities
Within one year	$130	$129	3.92%
After one but within five years	96,699	93,283	5.06%
After five years but within ten years	64,821	62,256	5.09%
Total asset backed securities	$161,650	$155,668	5.07%
Other debt securities
Within one year	$1,000	$992	1.64%
After one but within five years	2,000	1,930	2.16%
Total other debt securities	$3,000	$2,922	1.99%
Total AFS securities	$2,997,032	$2,742,025	2.50%

Table 15 Investment Securities Portfolio Maturity Distribution (continued) (a)

	December 31, 2022
($ in Thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
HTM securities
U. S. Treasury securities
After one but within five years	$999	$936	1.20%
Total U. S. Treasury securities	$999	$936	1.20%
Obligations of state and political subdivisions (municipal securities)
Within one year	$17,660	$17,621	3.49%
After one but within five years	29,137	28,905	3.52%
After five years but within ten years	156,937	154,046	3.78%
After ten years	1,528,616	1,351,075	3.74%
Total obligations of state and political subdivisions (municipal securities)	$1,732,351	$1,551,647	3.74%
Agency residential mortgage-related securities
Within one year	$892	$848	7.85%
After one but within five years	29,665	27,209	2.82%
After five years but within ten years	85,170	72,175	2.41%
After ten years	898,483	766,167	2.14%
Total agency residential mortgage-related securities	$1,014,209	$866,399	2.19%
Private-label residential mortgage-related securities
After five years but within ten years	$364,728	$303,505	2.36%
Total private-label residential mortgage-related securities	$364,728	$303,505	2.36%
Agency commercial mortgage-related securities
Within one year	$51	$51	2.40%
After one but within five years	149,259	126,011	1.76%
After five years but within ten years	550,311	443,290	1.90%
After ten years	148,544	109,179	2.11%
Total agency commercial mortgage-related securities	$848,165	$678,531	1.91%
Total HTM securities	$3,960,451	$3,401,018	2.82%

Equity securities
Equity securities with readily determinable fair values	$5,991	$5,991	—%
Equity securities without readily determinable fair values	19,225	19,225	—%
Total equity securities	$25,216	$25,216	—%
(a) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(b) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.

Analysis of Deposits and Funding
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 16 Period End Deposit and Customer Funding Composition

	As of December 31,
	2022		2021		2020
($ in Thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$7,760,811	26%	$8,504,077	30%	$7,661,728	29%
Savings	4,604,848	15%	4,410,198	15%	3,650,085	14%
Interest-bearing demand	7,100,727	24%	7,019,782	25%	6,090,869	23%
Money market	8,239,610	28%	7,185,111	25%	7,322,769	28%
Brokered CDs	541,916	2%	—	—%	—	—%
Other time deposits	1,388,242	5%	1,347,262	5%	1,757,030	7%
Total deposits	29,636,154	100%	28,466,430	100%	26,482,481	100%
Other customer funding(a)	261,767		354,142		245,247
Total deposits and other customer funding	$29,897,921		$28,820,572		$26,727,727
Network transaction deposits(b)	$979,003		$766,965		$1,197,093
Net deposits and other customer funding(c)	$28,377,001		$28,053,607		$25,530,634
(a) Includes repurchase agreements and commercial paper.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.

•Total deposits, which are the Corporation's largest source of funds, increased $1.2 billion, or 4%, from December 31, 2021.
•Time deposits, which include brokered CDs and other time deposits, increased $583 million, or 43%, from December 31, 2021, due to the addition of brokered CDs during the fourth quarter of 2022.
•Included in the above amounts were network deposits, primarily sourced from other financial institutions and intermediaries. These account for 3% of the Corporation's total deposits at December 31, 2022. Network deposits increased $212 million, or 28%, from December 31, 2021.
Table 17 Maturity Distribution – Uninsured Time Deposits

($ in Thousands)	December 31, 2022
Three months or less	$101,614
Over three months through six months	41,141
Over six months through twelve months	19,760
Over twelve months	13,441
Total	$175,956
Selected period end deposit information is detailed in Note 8 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2022. See Table 1 for additional information on average deposit balances and deposit rates.
Other Funding Sources
Short-Term Funding: Short-term funding is comprised of short-term FHLB advances (with original contractual maturities less than one year), federal funds purchased, securities sold under agreements to repurchase, and commercial paper. Many short-term funding sources are expected to be reissued and, therefore, do not represent an immediate need for cash. Short-term funding sources at December 31, 2022 were $3.7 billion, an increase of $3.4 billion from December 31, 2021, driven by a $3.1 billion increase in short-term FHLB advances to fund loan growth.
Long-Term Funding: Long-term funding is comprised of long-term FHLB advances (with original contractual maturities greater than one year), subordinated notes, and finance leases. Long-term funding at December 31, 2022 was $1.4 billion, a decrease of $427 million, or 23%, from December 31, 2021, driven by the prepayment of $400 million in long-term FHLB advances during the first quarter of 2022 with no prepayment fee.

See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional information on short-term and long-term funding. See Table 1 for additional information on average funding and rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at December 31, 2022, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 18 Contractual Obligations and Other Commitments

($ in Thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	8	$1,545,286	$349,633	$35,233	$5	$1,930,158
Short-term funding	9	605,937	—	—	—	605,937
FHLB advances	9	3,125,476	393,121	605,366	195,899	4,319,861
Other long-term funding	9	86	247,779	182	23	248,071
Operating leases	7	5,517	9,239	7,521	6,080	28,357
Total		$5,282,303	$999,771	$648,302	$202,006	$7,132,383
The Corporation also has obligations under its retirement plans, derivatives, and lending-related commitments as described in Note 12 Retirement Plans, Note 14 Derivative and Hedging Activities, and Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements, respectively. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2022, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
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
•Pledgeable loan collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of December 31, 2022, the Bank had $958 million available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2022, the Bank had $607 million available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which $21 million was outstanding at December 31, 2022.
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
Based on contractual obligations and ongoing operations, the Corporation's sources of liquidity are sufficient to meet present and future liquidity needs. See Table 18 for information about the Corporation's contractual obligations and other commitments.
Credit ratings impact the Corporation’s ability to issue debt securities and the cost to borrow money. Adverse changes in credit ratings impact not only the ability to raise funds in the capital markets but also the cost of these funds.
For the year ended December 31, 2022, net cash provided by operating and financing activities was $847 million and $4.0 billion, respectively, while investing activities used net cash of $5.3 billion, for a net decrease in cash and cash equivalents of $404 million since year-end 2021. During 2022, total assets increased to $39.4 billion, up $4.3 billion compared to year-end 2021, primarily due to an increase of $4.6 billion in loans as a result of the execution of our strategic initiatives. On the funding side, deposits increased $1.2 billion, mainly driven by increases in money markets and time deposits of $1.1 billion and $583 million, respectively. Additionally, FHLB advances were up $2.7 billion to fund the loan growth that resulted from the execution of the strategic initiatives.
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
Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during 2022.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at December 31, 2022.
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
Table 19 Estimated % Change in Rate Sensitive EAR Over 12 Months

	Dynamic Forecast December 31, 2022	Static Forecast December 31, 2022	Dynamic Forecast December 31, 2021	Static Forecast December 31, 2021
Gradual Rate Change
100 bp increase in interest rates	3.9%	3.4%	5.0%	5.4%
200 bp increase in interest rates	7.8%	6.8%	10.6%	11.7%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the NII simulation analysis. Whereas, NII and EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Unlike the NII simulation, MVE uses instantaneous changes in rates. Additionally, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the NII and EAR simulations. As with NII and EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2022, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates.
Table 20 Market Value of Equity Sensitivity

	December 31, 2022	December 31, 2021
Instantaneous Rate Change
100 bp increase in interest rates	(4.2)%	(1.8)%
200 bp increase in interest rates	(8.2)%	(3.7)%
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
As of December 31, 2022, the notional amount of our LIBOR-referenced interest rate derivative contracts was $5.2 billion, all of which were entered specifically to accommodate customer needs.
The following table summarizes the outstanding LIBOR loan exposures at December 31, 2022 and the exposures based upon loan maturity at June 30, 2023.
Table 21 LIBOR Loan Exposure

	December 31, 2022		June 30, 2023
($ in Thousands)	Balance	Commitment	Contractual Commitment(a)
Commercial and industrial(b)	$569,641	$1,016,058	$892,336
Commercial real estate - owner occupied	308,505	326,166	299,747
Commercial and business lending	878,146	1,342,224	1,192,082
Commercial real estate - investor	2,157,628	2,268,502	1,959,320
Real estate construction	798,887	1,216,387	1,071,371
Commercial real estate lending	2,956,515	3,484,889	3,030,690
Total commercial	3,834,661	4,827,113	4,222,772
Residential mortgage	270,181	270,181	270,181
Other consumer	4,988	9,424	4,549
Total consumer	275,169	279,606	274,731
Total	$4,109,830	$5,106,719	$4,497,503
(a) Based on current December 31, 2022 balances not factoring in amortization between December 31, 2022 and June 30, 2023.
(b) Includes asset-based lending.

Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At December 31, 2022, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 22 Capital Ratios

	As of December 31,
($ in Thousands)	2022	2021	2020
Risk-based Capital(a)
CET1	$3,035,578	$2,808,289	$2,706,010
Tier 1 capital	3,229,690	3,001,074	3,058,809
Total capital	3,680,227	3,570,026	3,632,807
Total risk-weighted assets	32,472,008	27,242,735	25,903,415
Modified CECL transitional amount	67,276	89,702	117,624
CET1 capital ratio	9.35%	10.31%	10.45%
Tier 1 capital ratio	9.95%	11.02%	11.81%
Total capital ratio	11.33%	13.10%	14.02%
Tier 1 leverage ratio	8.59%	8.83%	9.37%
Selected Equity and Performance Ratios
Total stockholders’ equity / total assets	10.19%	11.47%	12.24%
Dividend payout ratio(b)	34.32%	34.55%	38.50%
Return on average assets	1.00%	1.02%	0.90%
Noninterest expense / average assets	2.04%	2.06%	2.26%
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
See Part II, Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2022.
During the second quarter of 2021, the Corporation redeemed all outstanding Series C Preferred Stock, for $65 million.
During the third quarter of 2021, the Corporation redeemed all outstanding Series D Preferred Stock, for $99 million.

Table 23 Non-GAAP Measures

	At or for the Year Ended December 31,
($ in Thousands)	2022	2021	2020	2019	2018
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets	6.97%	7.86%	7.94%	7.71%	7.04%
Return on average equity	9.21%	8.60%	7.78%	8.44%	9.03%
Return on average tangible common equity	13.77%	12.99%	12.31%	13.53%	14.33%
Return on average CET1	12.23%	12.08%	11.23%	12.59%	13.15%
Return on average tangible assets	1.05%	1.07%	0.95%	1.05%	1.07%
Average stockholders' equity / average assets	10.84%	11.84%	11.51%	11.72%	11.19%
Tangible common equity reconciliation(a)
Common equity	$3,821,378	$3,831,658	$3,737,421	$3,665,407	$3,524,171
Goodwill and other intangible assets, net	(1,154,274)	(1,163,085)	(1,177,554)	(1,264,531)	(1,244,859)
Tangible common equity	$2,667,104	$2,668,573	$2,559,867	$2,400,876	$2,279,312
Tangible assets reconciliation(a)
Total assets	$39,405,727	$35,104,253	$33,419,783	$32,386,478	$33,615,122
Goodwill and other intangible assets, net	(1,154,274)	(1,163,085)	(1,177,554)	(1,264,531)	(1,244,859)
Tangible assets	$38,251,453	$33,941,167	$32,242,230	$31,121,947	$32,370,263
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,781,658	$3,789,331	$3,633,259	$3,615,153	$3,505,075
Goodwill and other intangible assets, net	(1,158,829)	(1,168,560)	(1,227,561)	(1,256,668)	(1,209,311)
Tangible common equity	2,622,829	2,620,771	2,405,698	2,358,485	2,295,764
Modified CECL transitional amount	67,276	102,307	115,052	N/A	N/A
Accumulated other comprehensive loss	174,208	1,234	2,643	68,946	117,408
Deferred tax assets, net	34,361	40,011	43,789	46,980	41,747
Average CET1	$2,898,675	$2,764,323	$2,567,182	$2,474,411	$2,454,919
Average tangible assets reconciliation(a)
Total assets	$36,657,932	$34,464,257	$34,265,207	$33,046,604	$33,007,859
Goodwill and other intangible assets, net	(1,158,829)	(1,168,560)	(1,227,561)	(1,256,668)	(1,209,311)
Tangible assets	$35,499,103	$33,295,697	$33,037,646	$31,789,936	$31,798,548
Adjusted net income reconciliation(b)
Net income	$366,122	$350,994	$306,771	$326,790	$333,562
Other intangible amortization, net of tax	6,608	6,633	7,644	7,461	6,119
Adjusted net income	$372,730	$357,627	$314,415	$334,251	$339,682
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$354,622	$333,883	$288,413	$311,587	$322,779
Other intangible amortization, net of tax	6,608	6,633	7,644	7,461	6,119
Adjusted net income available to common equity	$361,230	$340,516	$296,057	$319,049	$328,898
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	60.36%	66.33%	61.76%	65.38%	66.23%
Fully tax-equivalent adjustment	(0.92)%	(1.04)%	(0.77)%	(0.85)%	(0.71)%
Other intangible amortization	(0.71)%	(0.84)%	(0.80)%	(0.82)%	(0.66)%
Fully tax-equivalent efficiency ratio	58.74%	64.47%	60.20%	63.72%	64.87%
Provision for unfunded commitments adjustment	0.08%	0.74%	(0.55)%	0.20%	0.20%
Asset gains, net adjustment	0.06%	0.67%	8.20%	0.14%	—%
Acquisitions, branch sales, and initiatives	(0.14)%	(0.53)%	(5.08)%	(0.60)%	(2.42)%
Adjusted efficiency ratio	58.75%	65.36%	62.76%	63.47%	62.65%
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
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains (losses), net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net. The adjusted efficiency ratio is noninterest expense, which excludes the provision for unfunded commitments, other intangible amortization, acquisition related costs, and announced initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, acquisition related costs, asset gains, net, and gain on sale of branches, net. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for acquisition related costs, provision for unfunded commitments, asset gains, net, branch sales, and announced initiatives.
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
FTP is an important tool for managing the Corporation’s balance sheet structure and measuring risk-adjusted profitability. By appropriately allocating the cost of funding and contingent liquidity to business units, the FTP process improves product pricing which influences the volume and terms of new business and helps to optimize the risk/reward profile of the balance sheet. This process helps align the Corporation’s funding and contingent liquidity risk with its risk appetite and complements broader liquidity and interest rate risk management programs. FTP methodologies are designed to promote more resilient, sustainable business models and centralize the management of funding and contingent liquidity risks. Through FTP, the Corporation transfers these risks to a central management function that can take advantage of natural off-sets, centralized hedging activities, and a broader view of these risks across business units. The net FTP allocation is reflected as net intersegment interest income (expense) shown in Note 21 Segment Reporting of the notes to consolidated financial statements.

Table 24 Selected Segment Financial Data

	Year Ended December 31,			Change From Prior Year
($ in Thousands)	2022	2021	2020	% Change 2021	% Change 2020
Corporate and Commercial Specialty
Total revenue	$608,956	$544,980	$530,321	12%	3%
Provision for credit losses	49,543	60,311	56,409	(18)%	7%
Noninterest expense	234,234	219,655	200,856	7%	9%
Income tax expense	59,000	46,906	50,537	26%	(7)%
Net income	266,179	218,109	222,519	22%	(2)%
Average earning assets	15,612,427	14,081,550	13,747,351	11%	2%
Average loans	15,605,330	14,080,819	13,744,625	11%	2%
Average deposits	9,266,194	8,761,290	8,635,793	6%	1%
Average allocated capital (Average CET1)(a)	1,558,356	1,412,016	1,364,550	10%	3%
Return on average allocated capital(a)	17.08%	15.45%	16.31%	163 bp	-86 bp
Community, Consumer, and Business
Total revenue	$617,737	$502,925	$559,796	23%	(10)%
Provision for credit losses	20,755	20,622	25,233	1%	(18)%
Noninterest expense	416,742	401,053	441,527	4%	(9)%
Income tax expense	37,850	17,063	19,537	122%	(13)%
Net income	142,389	64,188	73,498	122%	(13)%
Average earning assets	10,075,700	9,276,248	9,895,992	9%	(6)%
Average loans	10,075,700	9,276,248	9,895,992	9%	(6)%
Average deposits	18,519,253	17,910,434	15,814,585	3%	13%
Average allocated capital (Average CET1)(a)	610,181	539,815	597,678	13%	(10)%
Return on average allocated capital(a)	23.34%	11.89%	12.30%	N/M	-41 bp
Risk Management and Shared Services
Total revenue(b)	$12,999	$10,314	$186,896	26%	(94)%
Provision for credit losses	(37,300)	(168,944)	92,365	(78)%	N/M
Noninterest expense (c)	96,088	89,216	133,651	8%	(33)%
Income tax expense (benefit)(d)	(3,342)	21,345	(49,874)	N/M	N/M
Net income	(42,447)	68,697	10,754	N/M	N/M
Average earning assets	7,864,756	7,750,818	7,175,219	1%	8%
Average loans	519,312	700,913	897,030	(26)%	(22)%
Average deposits	971,738	1,021,690	1,557,307	(5)%	(34)%
Average allocated capital (Average CET1)(a)	730,137	812,492	604,954	(10)%	34%
Return on average allocated capital(a)	(7.39)%	6.35%	(1.26)%	N/M	N/M
Consolidated Total
Total revenue(b)	$1,239,691	$1,058,219	$1,277,012	17%	(17)%
Return on average allocated capital(a)	12.23%	12.08%	11.23%	15 bp	85 bp
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
(d) The Corporation has recognized $63 million in tax benefits for the year ended December 31, 2020.
Segment Review 2022 Compared to 2021
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
•Revenue increased $64 million from the year ended December 31, 2021, primarily driven by increased interest income due to higher loan balances and interest rates, partially offset by a decrease in noninterest income mostly due to decreases in asset gains, net as a result of gains on private equity investments in 2021 and lower wealth management fees driven by lower market valuations.

•Provision for credit losses decreased $11 million from the year ended December 31, 2021, due to improving credit quality.
•Average loan balances increased $1.5 billion from the year ended December 31, 2021, as a result of increased loan balances across all loan portfolios.
•Average deposit balances increased $505 million from the year ended December 31, 2021, driven by growth in interest-bearing deposit accounts and money market accounts.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Revenue increased $115 million from the year ended December 31, 2021, primarily due to growing deposits and increased interest rates which led to a higher allocation of FTP credits to this segment, partially offset by a decrease in mortgage banking, net due to slowing refinance activity and higher retention of mortgages on our balance sheet.
•Average loan balances increased $799 million from the year ended December 31, 2021, primarily driven by growth within auto finance and residential mortgage lending.
•Average deposit balances increased $609 million from the year ended December 31, 2021, largely driven by increased savings account and interest-bearing deposit balances.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Provision for credit losses increased $132 million from the year ended December 31, 2021, due to loan growth during 2022 and a higher release of provision in 2021 as economic forecast models following the COVID-19 pandemic became more positive and less uncertain.
•Noninterest expense increased $7 million from the year ended December 31, 2021, primarily due to an increase in management incentive plan expenses.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The determination of the ACLL is particularly susceptible to significant change.
The consolidated financial statements of the Corporation are prepared in conformity with U.S. GAAP and follow general practices within the industries in which it operates. This preparation requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, actual results could differ from the estimates, assumptions, and judgments reflected in the financial statements. Certain estimates inherently have a greater reliance on the use of assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported. Management believes the following estimate is both important to the portrayal of the Corporation’s financial condition and results of operations and requires subjective or complex judgments and, therefore, management considers the following to be a critical accounting estimate. This critical accounting estimate is discussed directly with the Audit Committee of the Corporation’s Board of Directors.
Allowance for Credit Losses on Loans: Management’s evaluation process used to determine the appropriateness of the ACLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. The Corporation uses Moody's baseline economic forecast within its model. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. A large driver to the ACLL is the overall credit quality of the underlying credits. Deterioration or improvement in credit quality could have a significant impact on the overall level of ACLL. At December 31, 2022, a 10% change in criticized rated credits would result in a +/- 2 bp change in the ACLL to total loans ratio. The Corporation believes the level of the ACLL is appropriate. See Note 1 Summary of Significant Accounting Policies and Note 4 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses on Loans section.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	Financial Statements and Supplementary Data

ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	December 31,
(In Thousands, except share and per share data)	2022	2021
Assets
Cash and due from banks	$436,952	$343,831
Interest-bearing deposits in other financial institutions	156,693	681,684
Federal funds sold and securities purchased under agreements to resell	27,810	—
AFS investment securities, at fair value	2,742,025	4,332,015
HTM investment securities, net, at amortized cost	3,960,398	2,238,947
Equity securities	25,216	18,352
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	295,496	168,281
Residential loans held for sale	20,383	136,638
Loans	28,799,569	24,224,949
Allowance for loan losses	(312,720)	(280,015)
Loans, net	28,486,849	23,944,934
Tax credit and other investments	276,773	293,733
Premises and equipment, net	376,906	385,173
Bank and corporate owned life insurance	676,530	680,021
Goodwill	1,104,992	1,104,992
Other intangible assets, net	49,282	58,093
Mortgage servicing rights, net(a)	77,351	54,862
Interest receivable	144,449	80,528
Other assets	547,621	582,168
Total assets	$39,405,727	$35,104,253
Liabilities and Stockholders' Equity
Noninterest-bearing demand deposits	$7,760,811	$8,504,077
Interest-bearing deposits	21,875,343	19,962,353
Total deposits	29,636,154	28,466,430
Federal funds purchased and securities sold under agreements to repurchase	585,139	319,532
Commercial paper	20,798	34,730
FHLB advances	4,319,861	1,621,047
Other long-term funding	248,071	249,324
Allowance for unfunded commitments	38,776	39,776
Accrued expenses and other liabilities	541,438	348,560
Total liabilities	$35,390,237	$31,079,399
Stockholders’ Equity
Preferred equity	$194,112	$193,195
Common equity
Common stock	$1,752	$1,752
Surplus	1,712,733	1,713,851
Retained earnings	2,904,882	2,672,601
Accumulated other comprehensive (loss)	(272,799)	(10,317)
Treasury stock, at cost	(525,190)	(546,229)
Total common equity	3,821,378	3,831,658
Total stockholders’ equity	4,015,490	4,024,853
Total liabilities and stockholders’ equity	$39,405,727	$35,104,253
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,444,019	149,342,641
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	For the Years Ended December 31,
(In Thousands, except per share data)	2022	2021	2020
Interest income
Interest and fees on loans	$992,642	$693,729	$785,241
Interest and dividends on investment securities
Taxable	75,444	37,916	59,806
Tax-exempt	65,691	58,710	58,320
Other interest	11,475	7,833	9,473
Total interest income	1,145,252	798,189	912,840
Interest expense
Interest on deposits	98,309	18,622	67,639
Interest on federal funds purchased and securities sold under agreements to repurchase	3,480	143	485
Interest on other short-term funding	2	22	51
Interest on PPPLF	—	—	1,984
Interest on FHLB advances	75,487	36,493	57,359
Interest on long-term funding	10,653	17,053	22,365
Total interest expense	187,931	72,334	149,883
Net interest income	957,321	725,855	762,957
Provision for credit losses	32,998	(88,011)	174,006
Net interest income after provision for credit losses	924,323	813,866	588,950
Noninterest income
Wealth management fees	84,122	89,854	84,957
Service charges and deposit account fees	62,310	64,406	56,307
Card-based fees	44,014	43,014	38,534
Other fee-based revenue	15,903	17,086	19,238
Capital markets, net	29,917	30,602	27,966
Mortgage banking, net	18,873	50,751	45,580
Bank and corporate owned life insurance	11,431	13,254	13,771
Asset gains, net(a)	1,338	11,009	155,589
Investment securities gains (losses), net	3,746	(16)	9,222
Gains on sale of branches, net(b)	—	1,038	7,449
Other(c)	10,715	11,366	55,445
Total noninterest income	282,370	332,364	514,056
Noninterest expense
Personnel	454,101	426,687	432,151
Technology	90,700	81,689	81,214
Occupancy	59,794	63,513	64,064
Business development and advertising	25,525	21,149	18,428
Equipment	19,632	21,104	21,705
Legal and professional	18,250	21,923	21,546
Loan and foreclosure costs	5,925	8,143	12,600
FDIC assessment	22,650	18,150	20,350
Other intangible amortization	8,811	8,844	10,192
Loss on prepayments of FHLB advances	—	—	44,650
Other	41,675	38,721	49,135
Total noninterest expense	747,063	709,924	776,034
Income before income taxes	459,630	436,307	326,972
Income tax expense	93,508	85,313	20,200
Net income	366,122	350,994	306,771
Preferred stock dividends	11,500	17,111	18,358
Net income available to common equity	$354,622	$333,883	$288,413
Earnings per common share
Basic	$2.36	$2.20	$1.87
Diluted	$2.34	$2.18	$1.86
Average common shares outstanding
Basic	149,162	150,773	153,005
Diluted	150,496	151,987	153,642
Numbers may not sum due to rounding.
(a) The year ended December 31, 2020 includes a gain of $163 million from the sale of ABRC. See Note 2 Acquisitions and Dispositions for additional details on the sale of ABRC.
(b) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.
(c) Includes insurance commissions and fees, which were elevated prior to the sale of ABRC.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Net income	$366,122	$350,994	$306,771
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	(250,273)	(63,714)	55,628
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	—
Amortization of net unrealized losses on AFS securities transferred to HTM securities	9,870	1,551	3,359
Reclassification adjustment for net losses (gains) realized in net income	1,922	16	(9,222)
Income tax (expense) benefit	78,159	15,557	(12,429)
Other comprehensive income (loss) on investment securities AFS	(227,926)	(46,591)	37,336
Cash flow hedge derivatives
Net unrealized gains	3,626	—	—
Reclassification adjustment for net (gains) realized in net income	(212)	—	—
Income tax (expense)	(54)	—	—
Other comprehensive income on cash flow hedge derivatives	3,360	—	—
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(325)	(148)	(148)
Plan amendments	—	1,494	—
Net actuarial gain (loss)	(51,745)	25,519	7,780
Amortization of actuarial loss	658	4,594	3,897
Income tax (expense) benefit	13,495	(7,803)	(3,064)
Other comprehensive income (loss) on pension and postretirement obligations	(37,917)	23,656	8,465
Total other comprehensive income (loss)	(262,483)	(22,935)	45,801
Comprehensive income	$103,639	$328,059	$352,572
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In Thousands, except per share data)	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2019	264	$256,716	175,216	$1,752	$1,716,431	$2,380,867	$(33,183)	$(400,460)	$3,922,124
Cumulative effect of ASU 2016-13 adoption (CECL)	—	—	—	—	—	(98,337)	—	—	(98,337)
Total stockholders' equity at beginning of period, as adjusted	264	$256,716	175,216	$1,752	$1,716,431	$2,282,530	$(33,183)	$(400,460)	$3,823,787
Comprehensive income:
Net income	—	—	—	—	—	306,771	—	—	306,771
Other comprehensive income	—	—	—	—	—	—	45,801	—	45,801
Comprehensive income									$352,572
Issuance of preferred stock	100	96,796	—	—	—	—	—	—	96,796
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(17,663)	—	—	21,629	3,966
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(71,255)	(71,255)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,113)	(6,113)
Cash dividends:
Common stock, $0.72 per share	—	—	—	—	—	(112,023)	—	—	(112,023)
Preferred stock(a)	—	—	—	—	—	(18,358)	—	—	(18,358)
Stock-based compensation expense, net	—	—	—	—	21,561	—	—	—	21,561
Balance, December 31, 2020	364	$353,512	175,216	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income:
Net income	—	—	—	—	—	350,994	—	—	350,994
Other comprehensive (loss)	—	—	—	—	—	—	(22,935)	—	(22,935)
Comprehensive income									$328,059
Redemption of preferred stock	(164)	(160,317)	—	—	—	(4,141)	—	—	(164,458)
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(22,069)	—	—	47,771	25,702
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(132,955)	(132,955)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(4,847)	(4,847)
Cash dividends:
Common stock, $0.76 per share	—	—	—	—	—	(116,061)	—	—	(116,061)
Preferred stock(b)	—	—	—	—	—	(17,111)	—	—	(17,111)
Stock-based compensation expense, net	—	—	—	—	15,591	—	—	—	15,591
Balance, December 31, 2021	200	$193,195	175,216	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(d)	—	—	—	—	—	1,713	—	—	1,713
Total stockholders' equity at beginning of period, as adjusted	200	$193,195	175,216	$1,752	$1,713,851	$2,674,314	$(10,317)	$(546,229)	$4,026,566
Comprehensive income:
Net income	—	—	—	—	—	366,122	—	—	$366,122
Other comprehensive (loss)	—	—	—	—	—	—	(262,483)	—	(262,483)
Comprehensive income									$103,639
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(17,397)	—	—	28,458	11,061
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,480)	(6,480)
Cash dividends:
Common stock, $0.81 per share	—	—	—	—	—	(123,137)	—	—	(123,137)
Preferred stock(c)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	16,280	—	—	—	16,280
Other	—	916	—	—	—	(916)	—	(938)	(938)
Balance, December 31, 2022	200	$194,112	175,216	$1,752	$1,712,733	$2,904,882	$(272,799)	$(525,190)	$4,015,490
Numbers may not sum due to rounding.
(a) Series C, $1.53125 per share; Series D, $1.34375 per share; Series E, $1.46875 per share; and Series F, $0.7881181 per share.
(b) Series C, $0.70252 per share; Series D, $0.95613per share; Series E, $1.46875 per share; and Series F, $1.40625 per share.
(c) Series E, $1.46875 per share; and Series F, $1.40625 per share.
(d) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$366,122	$350,994	$306,771
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	32,998	(88,011)	174,006
Depreciation and amortization	45,088	46,508	50,567
Change in MSRs valuation(a)	(22,264)	(16,186)	17,704
Amortization of other intangible assets	8,811	8,844	10,192
Amortization and accretion on earning assets, funding, and other, net	14,980	15,088	25,028
Net amortization of tax credit investments	34,684	34,070	25,556
Losses (gains) on sales of investment securities, net	1,674	16	(9,222)
Asset (gains), net	(1,338)	(11,009)	(155,589)
(Gains) on sale of branches, net	—	(1,038)	(7,449)
(Gain) loss on mortgage banking activities, net	3,654	(39,106)	(59,379)
Mortgage loans originated and acquired for sale	(600,114)	(1,749,556)	(1,642,135)
Proceeds from sales of mortgage loans held for sale	715,035	1,774,791	1,959,571
Changes in certain assets and liabilities
(Increase) decrease in interest receivable	(63,921)	9,735	933
(Decrease) increase in interest payable	12,608	(10,675)	(11,385)
(Decrease) increase in expense payable	(5,297)	24,645	(29,057)
(Decrease) increase in net derivative position	269,774	120,418	(113,760)
Net change in other assets and other liabilities	34,072	60,025	7,666
Net cash provided by operating activities	846,566	529,551	550,020
Cash Flows from Investing Activities
Net decrease (increase) in loans	(4,579,431)	198,631	(1,640,524)
Purchases of
AFS securities	(959,977)	(2,744,244)	(1,648,938)
HTM securities	(301,052)	(622,485)	(125,480)
Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	(128,620)	(2,760)	(84,152)
Premises, equipment, and software, net of disposals	(62,711)	(52,281)	(54,682)
Other intangibles	—	—	(200)
Proceeds from
Sales of AFS securities	110,177	158,708	626,283
Sales of Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	528	35	144,000
Prepayments, calls, and maturities of AFS securities	494,197	1,216,657	1,343,056
Prepayments, calls, and maturities of HTM securities	196,605	299,761	449,078
Sales, prepayments, calls and maturities of other assets	33,795	29,833	27,964
Net cash received in business segment sale	—	2,415	256,511
Net change in tax credit and alternative investments	(58,323)	(68,455)	(55,134)
Net cash (paid) in acquisitions	—	—	(31,518)
Net cash (used in) investing activities	(5,254,811)	(1,584,186)	(793,737)
Cash Flows from Financing Activities
Net increase in deposits	1,169,983	2,015,423	2,497,378
Net decrease in deposits due to branch sales	—	(31,083)	(222,878)
Net increase (decrease) in short-term funding	251,674	101,946	(238,655)
Net increase (decrease) in short-term FHLB advances	3,125,000	—	(520,000)
Repayment of long-term FHLB advances	(413,558)	(18,437)	(1,040,972)
Proceeds from long-term FHLB advances	1,775	6,950	4,215
(Repayment) proceeds of finance lease principal	306	(965)	(1,081)
Repayment of senior notes	—	(300,000)	—
Proceeds from issuance of preferred stock	—	—	96,796
Proceeds from issuance of common stock for stock-based compensation plans	11,061	25,702	3,966
Redemption of preferred shares	—	(164,458)	—
Purchase of treasury stock, open market purchases	—	(132,955)	(71,255)
Purchase of treasury stock, stock-based compensation plans	(6,480)	(4,847)	(6,113)
Cash dividends on common stock	(123,137)	(116,061)	(112,023)
Cash dividends on preferred stock	(11,500)	(17,111)	(18,358)
Other	(938)	—	—
Net cash provided by financing activities	4,004,185	1,364,102	371,020
Net increase (decrease) in cash and cash equivalents	(404,060)	309,467	127,304
Cash and cash equivalents at beginning of period	1,025,515	716,048	588,744
Cash and cash equivalents at end of period(b)	$621,455	$1,025,515	$716,048
Numbers may not sum due to rounding.
(a) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(b) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid for interest	$174,675	$81,604	$159,291
Cash paid for income and franchise taxes	18,395	57,728	17,734
Loans and bank premises transferred to OREO	5,591	35,553	19,261
Capitalized mortgage servicing rights	7,279	16,151	13,667
Loans transferred into held for sale from portfolio, net	18	6,010	264,570
Transfer of AFS securities to HTM securities	1,621,990	—	—
Unsettled trades to purchase securities	—	4,459	—
Write-up of equity securities without readily determinable fair values	5,690	—	—
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	16,163	—	—
Fair value adjustment on cash flow hedge	3,360	—	—
Acquisitions
Fair value of assets acquired, including cash and cash equivalents	—	—	456,480
Fair value ascribed to goodwill and intangible assets	—	—	23,548
Fair value of liabilities assumed	—	—	480,028
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
December 31, 2022, 2021, and 2020
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The determination of the ACLL is particularly susceptible to significant change. Management has evaluated subsequent events for potential recognition or disclosure. Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Investment Securities
Securities are classified as HTM, AFS, or equity on the consolidated balance sheets at the time of purchase. Investment securities classified as HTM, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as AFS, which management has the intent and ability to hold for an indefinite period of time, but not necessarily to maturity, are carried at fair value, with unrealized gains and losses, net of related deferred income taxes, included in stockholders’ equity as a separate component of OCI. Investment securities classified as equity securities are carried at fair value with changes in fair value immediately reflected in the consolidated statements of income. Any decision to sell AFS securities would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Realized gains or losses on investment security sales (using specific identification method) are included in investment securities gains (losses), net, on the consolidated statements of income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield.
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
Management measures expected credit losses on HTM securities on a collective basis by major security type. Accrued interest receivable on HTM securities is excluded from the estimate of credit losses. The estimate of expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts and is included in HTM investment securities, net, at amortized cost on the consolidated balance sheets.

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

Changes in the allowance for credit losses on investments are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. See Note 3 for additional information on investment securities.

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
The methodology applied by the Corporation is designed to assess the appropriateness of the allowance for loan losses within the Corporation's loan segmentation. The methodology also focuses on the evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio using a dual risk rating system consisting of probability of default and loss given default models, which are based on loan grades for commercial loans and credit reports for consumer loans applied based on portfolio segmentation leveraging industry breakouts in commercial and industrial and property types in CRE for commercial loans and loan types for consumer loans, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses.
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
Management individually analyzes loans that do not share similar risk characteristics to other loans in the portfolio. Management has determined that commercial loan relationships that have nonaccrual status or commercial and retail loans that have had their terms restructured in a TDR meet this definition. Probable TDRs are loans the Corporation has reviewed individually to determine whether there is a high likelihood that the loans will default and will require restructuring in the near future. Probable TDRs could be classified as Pass, Special Mention, Potential Problem or Nonaccrual within the Corporation's credit quality analysis depending on the specific circumstances surrounding the individual credits. Accrued interest receivable on loans is excluded from the estimate of credit losses. The ACLL attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of expected loan loss is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity, auto finance, and other consumer, are collectively evaluated for impairment.
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
OREO
OREO is included in other assets on the consolidated balance sheets and is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, and loans classified as in-substance foreclosure. OREO is recorded at the lower of the book value or fair value of the underlying property collateral, less estimated selling costs. This fair value becomes the new cost basis for the foreclosed asset. The initial write-down, if any, will be recorded as a charge off against the allowance for loan losses. Any subsequent write-downs to reflect current fair value, as well as gains and losses on disposition and revenues and expenses incurred in maintaining such properties, are expensed as incurred. OREO also includes bank premises formerly but no longer used for banking, property originally acquired for future expansion but no longer intended to be used for that purpose, and property currently held for sale. Banking premises are transferred at the lower of carrying value or fair value, less estimated selling costs and any write-down is expensed as incurred.
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
MSRs are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, used by this model are based on current market sources. Assumptions used to value MSRs are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. Fair value estimates from outside sources are received periodically to corroborate the results of the valuation model. See Note 5 for additional information on MSRs.
Prior to January 1, 2022, upon sale, an MSRs asset was capitalized, which represented the then current fair value of future net cash flows expected to be realized for performing servicing activities. MSRs, when purchased, are initially recorded at fair value. As the Corporation had not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation followed the amortization method. MSRs were amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. MSRs were carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, on the consolidated balance sheets.
The Corporation periodically evaluated its MSRs asset for impairment. Impairment was assessed based on fair value at each reporting date using estimated prepayment speeds of the underlying mortgage loans serviced and stratifications based on the risk characteristics of the underlying loans (predominantly loan type and note interest rate). As mortgage interest rates fall, prepayment speeds are usually faster and the value of the MSRs asset generally decreases, requiring additional valuation reserve. Conversely, as mortgage interest rates rise, prepayment speeds are usually slower and the value of the MSRs asset generally increases, requiring less valuation reserve. A valuation allowance was established, through a charge to earnings, to the extent the amortized cost of the MSRs exceeded the estimated fair value by stratification. If it was later determined that all or a portion of the temporary impairment no longer existed for a stratification, the valuation was reduced through a recovery to earnings. An other-than-temporary impairment (i.e., recoverability was considered remote when considering interest rates and loan pay off activity) was recognized as a write-down of the MSRs asset and the related valuation allowance (to the extent a valuation allowance was available) and then against earnings. A direct write-down permanently reduces the carrying value of the MSRs asset and valuation allowance, precluding subsequent recoveries. See Note 5 for additional information on MSRs.
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

Derivative and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets with changes in the fair value recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For a derivative designated as a cash flow hedge, amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. For a derivative designated as a free-standing derivative instrument, changes in fair value are reported in capital markets, net on the consolidated statements of income. The free-standing derivative instruments included: interest rate risk management, foreign currency exchange solutions, and until early 2022, commodity hedging.
The Corporation is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts do not perform as expected. If a counterparty fails to perform, our counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The Corporation uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Corporation takes into account the impact of master netting arrangements that allow the Corporation to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash collateral and investment securities.
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
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in net unrealized gain/loss on AFS securities, changes in unrealized gain/loss on cash flow hedge derivatives, and changes in net actuarial gain/loss on defined benefit pension and postretirement plans. Comprehensive income is reported on the accompanying consolidated statements of changes in stockholder’s equity and consolidated statements of comprehensive income. See Note 22 for additional information on accumulated other comprehensive income (loss).
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
New Accounting Pronouncements Adopted
There were no applicable material accounting pronouncements adopted by the Corporation during 2022.
Future Accounting Pronouncements
The expected impacts of applicable material accounting pronouncements recently issued or proposed but not yet required to be adopted, and their impact on the Corporation's financial condition, results of operations, liquidity or disclosures, are discussed in the following table.

Standard	Description	Date of adoption	Effect on financial statements
ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period.	1st Quarter 2023	Adoption of this amendment is not expected to have a material impact on the Corporation's results of operation, financial position or liquidity, but will result in additional disclosure requirements related to gross charge offs by vintage year and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Corporation intends to adopt this Update prospectively.
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation did not have any acquisitions during 2021 or 2022.
Dispositions:
The Corporation did not have any dispositions during 2022.
2021:
On March 1, 2021, the Corporation completed the sale of its wealth management subsidiary, Whitnell, to Rockefeller for a purchase price of $8 million. The Corporation reported a first quarter 2021 pre-tax gain of $2 million, included in asset gains, net on the consolidated statements of income, in conjunction with the sale.
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

Note 3 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at December 31, 2022 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$124,441	$—	$(15,063)	$109,378
Agency securities	15,000	—	(1,468)	13,532
Obligations of state and political subdivisions (municipal securities)	235,693	96	(5,074)	230,714
Residential mortgage-related securities
FNMA / FHLMC	1,820,642	404	(216,436)	1,604,610
GNMA	502,537	314	(5,255)	497,596
Commercial mortgage-related securities
FNMA / FHLMC	19,038	—	(1,896)	17,142
GNMA	115,031	—	(4,569)	110,462
Asset backed securities
FFELP	157,138	—	(5,947)	151,191
SBA	4,512	15	(51)	4,477
Other debt securities	3,000	—	(78)	2,922
Total AFS investment securities	$2,997,032	$830	$(255,837)	$2,742,025
HTM investment securities
U.S. Treasury securities	$999	$—	$(62)	$936
Obligations of state and political subdivisions (municipal securities)	1,732,351	1,994	(182,697)	1,551,647
Residential mortgage-related securities
FNMA / FHLMC	961,231	31,301	(175,760)	816,771
GNMA	52,979	85	(3,436)	49,628
Private-label	364,728	11,697	(72,920)	303,505
Commercial mortgage-related securities
FNMA/FHLMC	778,796	15,324	(178,281)	615,839
GNMA	69,369	577	(7,254)	62,691
Total HTM investment securities	$3,960,451	$60,978	$(620,411)	$3,401,018
During the first quarter of 2022, the Corporation redesignated approximately $1.6 billion of mortgage-related securities from AFS to HTM. The reclassification of these investment securities was accounted for at fair value. Management elected to transfer these investment securities as the Corporation has the positive intent and ability to hold these investment securities to maturity. See Note 22 for additional information on the unrealized losses on investment securities transferred from AFS to HTM.

The amortized cost and fair values of AFS and HTM securities at December 31, 2021 were as follows:

($ in Thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$124,291	$—	$(1,334)	$122,957
Agency securities	15,000	—	(103)	14,897
Obligations of state and political subdivisions (municipal securities)	381,517	18,940	—	400,457
Residential mortgage-related securities
FNMA / FHLMC	2,709,399	3,729	(21,249)	2,691,879
GNMA	66,189	1,591	—	67,780
Private-label	332,028	31	(2,335)	329,724
Commercial mortgage-related securities
FNMA/FHLMC	357,240	2,686	(9,302)	350,623
GNMA	165,439	1,360	—	166,799
Asset backed securities
FFELP	177,974	475	(1,123)	177,325
SBA	6,594	39	(54)	6,580
Other debt securities	3,000	—	(6)	2,994
Total AFS investment securities	$4,338,671	$28,850	$(35,506)	$4,332,015
HTM investment securities
U.S. Treasury securities	$1,000	$1	$—	$1,001
Obligations of state and political subdivisions (municipal securities)	1,628,759	113,179	(1,951)	1,739,988
Residential mortgage-related securities
FNMA / FHLMC	34,347	1,792	—	36,139
GNMA	48,053	1,578	—	49,631
Commercial mortgage-related securities
FNMA / FHLMC	425,937	122	(6,659)	419,400
GNMA	100,907	1,799	(200)	102,506
Total HTM investment securities	$2,239,003	$118,471	$(8,809)	$2,348,664
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at December 31, 2022, are shown below:

	AFS		HTM
($ in Thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,245	$6,230	$17,660	$17,621
Due after one year through five years	86,971	81,271	30,135	29,842
Due after five years through ten years	248,453	233,565	156,937	154,046
Due after ten years	36,465	35,480	1,528,616	1,351,075
Total debt securities	378,134	356,546	1,733,349	1,552,584
Residential mortgage-related securities
FNMA / FHLMC	1,820,642	1,604,610	961,231	816,771
GNMA	502,537	497,596	52,979	49,628
Private-label	—	—	364,728	303,505
Commercial mortgage-related securities
FNMA / FHLMC	19,038	17,142	778,796	615,839
GNMA	115,031	110,462	69,369	62,691
Asset backed securities
FFELP	157,138	151,191	—	—
SBA	4,512	4,477	—	—
Total investment securities	$2,997,032	$2,742,025	$3,960,451	$3,401,018
Ratio of Fair Value to Amortized Cost		91.5%		85.9%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2022:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	806,529	917,059	7,604	1,158	1,732,351
Residential mortgage-related securities
FNMA/FHLMC	961,231	—	—	—	961,231
GNMA	52,979	—	—	—	52,979
Private-label	364,728	—	—	—	364,728
Commercial mortgage-related securities
FNMA/FHLMC	778,796	—	—	—	778,796
GNMA	69,369	—	—	—	69,369
Total HTM securities	$3,034,630	$917,059	$7,604	$1,158	$3,960,451
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2021:

($ in Thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	702,399	914,591	10,873	896	1,628,759
Residential mortgage-related securities
FNMA/FHLMC	34,347	—	—	—	34,347
GNMA	48,053	—	—	—	48,053
Commercial mortgage-related securities
FNMA/FHLMC	425,937	—	—	—	425,937
GNMA	100,907	—	—	—	100,907
Total HTM securities	$1,312,642	$914,591	$10,873	$896	$2,239,003
The following table summarizes gross realized gains and losses on AFS securities, the gain on sale and net write-up of equity securities, and proceeds from the sale of investment securities for each of the three years ended December 31 shown below:

($ in Thousands)	2022	2021	2020
Gross gains on AFS securities	$21	$421	$9,312
Gross (losses) on AFS securities	(1,943)	(437)	(90)
Gain on sale and net write-up of equity securities	5,668	—	—
Investment securities gains (losses), net	$3,746	$(16)	$9,222
Proceeds from sales of AFS investment securities	$110,177	$158,708	$626,283
During the fourth quarter of 2022, the Corporation sold $110 million of lower yielding municipal securities at a loss of $2 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities. During the third quarter of 2022, the Corporation sold its Visa Class B restricted shares obtained in the acquisition of First Staunton, which were carried at a zero-cost basis. The remaining shares of Visa Class B restricted shares held by the Corporation, which are carried at fair value, were subsequently written up to reflect the new observable price resulting from that sale.
During the second quarter of 2021, the Corporation sold $107 million of lower yielding FFELP student loan asset backed securities at an immaterial gain and reinvested the proceeds into higher yielding MBS. During the first quarter of 2021, the Corporation sold $51 million of lower yielding U.S. Treasury and Agency securities at an immaterial loss to take advantage of the steeper yield curve by reinvesting the proceeds into similar but higher yielding, longer duration securities.
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
Investment securities with a carrying value of $2.3 billion at both December 31, 2022 and 2021 were pledged to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $19 million and $15 million at December 31, 2022 and 2021, respectively. Accrued interest receivable on AFS securities totaled $9 million at both December 31, 2022 and 2021. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual for the years ended December 31, 2022 and 2021.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both December 31, 2022 and 2021, the Corporation had no past due HTM securities.
The allowance for credit losses on HTM securities was approximately $54,000 and $55,000 at December 31, 2022 and 2021, respectively, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.
The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2022:

	Less than 12 months			12 months or more			Total
($ in Thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	7	$(15,063)	$109,378	$(15,063)	$109,378
Agency securities	—	—	—	1	(1,468)	13,532	(1,468)	13,532
Obligations of state and political subdivisions (municipal securities)	358	(5,066)	201,260	4	(8)	1,916	(5,074)	203,176
Residential mortgage-related securities
FNMA / FHLMC	24	(31,266)	260,986	84	(185,170)	1,321,420	(216,436)	1,582,406
GNMA	23	(4,415)	220,276	2	(840)	11,096	(5,255)	231,372
Commercial mortgage-related securities
FNMA / FHLMC	1	(1,896)	17,142	—	—	—	(1,896)	17,142
GNMA	33	(3,920)	101,036	4	(649)	9,426	(4,569)	110,462
Asset backed securities
FFELP	3	(1,668)	44,304	12	(4,278)	106,887	(5,947)	151,191
SBA	2	(1)	417	6	(50)	2,057	(51)	2,474
Other debt securities	2	(30)	1,970	1	(49)	951	(78)	2,922
Total	446	$(48,263)	$847,391	121	$(207,575)	$1,576,665	$(255,837)	$2,424,055
HTM investment securities
U.S. Treasury securities	1	$(62)	$936	—	$—	$—	$(62)	$936
Obligations of state and political subdivisions (municipal securities)	771	(96,282)	1,079,216	156	(86,415)	231,022	(182,697)	1,310,238
Residential mortgage-related securities
FNMA / FHLMC	79	(18,925)	143,201	22	(156,836)	671,570	(175,760)	814,770
GNMA	81	(3,436)	44,476	—	—	—	(3,436)	44,476
Private-label	3	(9,509)	58,733	15	(63,411)	244,772	(72,920)	303,505
Commercial mortgage-related securities
FNMA / FHLMC	4	(3,814)	20,338	39	(174,467)	576,911	(178,281)	597,249
GNMA	8	(2,528)	34,612	6	(4,726)	28,080	(7,254)	62,691
Total	947	$(134,556)	$1,381,511	238	$(485,855)	$1,752,354	$(620,411)	$3,133,865

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at December 31, 2022 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The Corporation does not intend to sell nor does it believe that it will be required to sell the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $209 million and $82 million at December 31, 2022 and 2021, respectively. The Corporation had Federal Reserve Bank stock of $87 million at both December 31, 2022 and 2021. Accrued interest receivable on FHLB stock totaled $3 million and approximately $975,000 at December 31, 2022 and 2021, respectively. There was no accrued interest receivable on Federal Reserve Bank stock at either December 31, 2022 or 2021. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.
Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. At December 31, 2022 and 2021, the Corporation had equity securities with readily determinable fair values of $6 million and $5 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values, which primarily consists of Visa Class B restricted shares, was carried at $19 million and $14 million at December 31, 2022 and 2021, respectively.

Note 4 Loans
The period end loan composition was as follows:

($ in Thousands)	Dec 31, 2022	Dec 31, 2021
Asset-based lending & equipment finance(a)	$458,887	$178,027
Commercial and industrial	9,300,567	8,274,358
Commercial real estate - owner occupied	991,722	971,326
Commercial and business lending	10,751,176	9,423,711
Commercial real estate - investor	5,080,344	4,384,569
Real estate construction	2,155,222	1,808,976
Commercial real estate lending	7,235,565	6,193,545
Total commercial	17,986,742	15,617,256
Residential mortgage	8,511,550	7,567,310
Auto finance	1,382,073	143,045
Home equity	624,353	595,615
Other consumer	294,851	301,723
Total consumer	10,812,828	8,607,693
Total loans	$28,799,569	$24,224,949
(a) Dec 31, 2021 does not include equipment finance.
Accrued interest receivable on loans totaled $113 million at December 31, 2022, and $55 million at December 31, 2021, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed totaled approximately $491,000 for the year ended December 31, 2022, and approximately $574,000 for the year ended December 31, 2021.
The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

($ in Thousands)	2022	2021
Balance at beginning of year	$45,245	$29,420
New loans	2,656	24,218
Repayments	(1,416)	(8,244)
Change due to status of executive officers and directors	(43,110)	(150)
Balance at end of year	$3,376	$45,245

The following table presents commercial and consumer loans by credit quality indicator by origination year at December 31, 2022:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Asset-based lending & equipment finance:
Risk rating:
Pass	$—	$47,446	$269,258	$121,914	$1,832	$653	$85	$—	$441,189
Potential Problem	—	—	1,448	—	16,250	—	—	—	17,698
Asset-based lending & equipment finance	$—	$47,446	$270,706	$121,914	$18,082	$653	$85	$—	$458,887
Commercial and industrial:
Risk rating:
Pass	$1,423	$1,891,331	$2,976,288	$2,245,094	$566,001	$572,467	$330,557	$432,906	$9,014,644
Special Mention	—	93,209	3,411	23,607	—	—	19	32,497	152,744
Potential Problem	447	24,549	39,952	4,193	5,637	38,169	218	6,133	118,851
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and industrial	$5,796	$2,009,089	$3,024,861	$2,272,895	$580,757	$610,636	$330,794	$471,535	$9,300,567
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$12,447	$211,645	$225,627	$163,965	$160,370	$73,487	$97,420	$944,961
Special Mention	—	—	—	—	1,136	1,491	9,713	—	12,339
Potential Problem	—	1,325	1,238	11,141	5,523	10,769	370	4,055	34,422
Commercial real estate - owner occupied	$—	$13,772	$212,883	$236,769	$170,624	$172,630	$83,570	$101,475	$991,722
Commercial and business lending:
Risk rating:
Pass	$1,423	$1,951,224	$3,457,191	$2,592,636	$731,798	$733,490	$404,129	$530,326	$10,400,794
Special Mention	—	93,209	3,411	23,607	1,136	1,491	9,732	32,497	165,083
Potential Problem	447	25,874	42,638	15,335	27,410	48,938	589	10,188	170,971
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and business lending	$5,796	$2,070,307	$3,508,450	$2,631,578	$769,463	$783,919	$414,449	$573,010	$10,751,176
Commercial real estate - investor:
Risk rating:
Pass	$38,412	$106,280	$1,633,094	$1,419,000	$683,121	$530,444	$262,858	$210,299	$4,845,096
Special Mention	—	—	61,968	24,149	7,361	9,400	—	10,455	113,333
Potential Problem	—	—	16,147	21,303	27,635	1,333	19,017	7,099	92,535
Nonaccrual	—	—	2,177	25,668	—	—	—	1,535	29,380
Commercial real estate - investor	$38,412	$106,280	$1,713,387	$1,490,120	$718,117	$541,177	$281,875	$229,387	$5,080,344
Real estate construction:
Risk rating:
Pass	$—	$29,892	$900,593	$913,107	$241,230	$12,062	$2,226	$9,775	$2,108,885
Special Mention	—	—	—	—	12,174	33,087	—	—	45,261
Potential Problem	—	—	—	—	970	—	—	—	970
Nonaccrual	—	—	—	—	—	—	—	105	105
Real estate construction	$—	$29,892	$900,593	$913,107	$254,374	$45,149	$2,226	$9,880	$2,155,222
Commercial real estate lending:
Risk rating:
Pass	$38,412	$136,173	$2,533,687	$2,332,107	$924,351	$542,505	$265,083	$220,073	$6,953,981
Special Mention	—	—	61,968	24,149	19,535	42,487	—	10,455	158,595
Potential Problem	—	—	16,147	21,303	28,605	1,333	19,017	7,099	93,505
Nonaccrual	—	—	2,177	25,668	—	—	—	1,640	29,485
Commercial real estate lending	$38,412	$136,173	$2,613,980	$2,403,227	$972,492	$586,326	$284,101	$239,267	$7,235,565
Total commercial:
Risk rating:
Pass	$39,835	$2,087,396	$5,990,879	$4,924,743	$1,656,149	$1,275,996	$669,213	$750,399	$17,354,774
Special Mention	—	93,209	65,379	47,756	20,671	43,978	9,732	42,952	323,677
Potential Problem	447	25,874	58,785	36,638	56,016	50,271	19,606	17,287	264,476
Nonaccrual	3,926	—	7,387	25,668	9,119	—	—	1,640	43,814
Total commercial	$44,208	$2,206,480	$6,122,430	$5,034,805	$1,741,955	$1,370,245	$698,550	$812,278	$17,986,742

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,410,566	$2,184,125	$1,716,663	$817,164	$370,724	$1,951,406	$8,450,648
Special Mention	—	—	—	284	96	—	—	63	444
Potential Problem	—	—	455	71	—	738	29	685	1,978
Nonaccrual	—	—	8,506	3,851	6,219	3,744	5,014	31,145	58,480
Residential mortgage	$—	$—	$1,419,527	$2,188,332	$1,722,979	$821,645	$375,768	$1,983,299	$8,511,550
Auto finance:
Risk rating:
Pass	$—	$—	$1,271,205	$106,102	$333	$1,267	$446	$61	$1,379,414
Special Mention	—	—	1,052	118	—	—	—	—	1,170
Nonaccrual	—	—	1,149	331	—	9	—	—	1,490
Auto finance	$—	$—	$1,273,406	$106,551	$333	$1,276	$446	$61	$1,382,073
Home equity:
Risk rating:
Pass	$7,254	$508,212	$31,389	$6,508	$2,112	$6,197	$6,966	$54,827	$616,211
Special Mention	47	102	—	—	—	—	47	310	458
Potential Problem	—	15	—	—	—	34	2	146	197
Nonaccrual	1,590	—	306	102	131	307	319	6,322	7,487
Home equity	$8,891	$508,329	$31,695	$6,610	$2,243	$6,538	$7,333	$61,605	$624,353
Other consumer:
Risk rating:
Pass	$64	$199,942	$7,429	$5,256	$2,468	$1,238	$174	$77,611	$294,117
Special Mention	6	490	11	—	5	5	—	25	537
Nonaccrual	78	56	11	21	10	56	10	34	197
Other consumer	$147	$200,488	$7,452	$5,276	$2,482	$1,300	$184	$77,670	$294,851
Total consumer:
Risk rating:
Pass	$7,318	$708,154	$2,720,589	$2,301,991	$1,721,576	$825,866	$378,310	$2,083,904	$10,740,390
Special Mention	52	592	1,063	403	101	5	47	398	2,609
Potential Problem	—	15	455	71	—	772	31	831	2,175
Nonaccrual	1,668	56	9,973	4,304	6,360	4,116	5,343	37,501	67,654
Total consumer	$9,038	$708,817	$2,732,080	$2,306,769	$1,728,037	$830,759	$383,731	$2,122,635	$10,812,828
Total loans:
Risk rating:
Pass	$47,152	$2,795,551	$8,711,468	$7,226,734	$3,377,725	$2,101,861	$1,047,522	$2,834,303	$28,095,164
Special Mention	52	93,801	66,443	48,159	20,772	43,983	9,778	43,350	326,286
Potential Problem	447	25,889	59,240	36,709	56,016	51,043	19,637	18,118	266,651
Nonaccrual	5,595	56	17,360	29,972	15,479	4,116	5,343	39,141	111,467
Total loans	$53,246	$2,915,297	$8,854,510	$7,341,574	$3,469,992	$2,201,004	$1,082,280	$2,934,912	$28,799,569
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents commercial and consumer loans by credit quality indicator by origination year at December 31, 2021:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
Commercial and industrial:(b)
Risk rating:
Pass	$2,084	$2,371,605	$2,676,674	$871,368	$986,300	$710,491	$177,568	$493,876	$8,287,882
Special Mention	—	7,068	6,112	1,976	—	—	—	2,811	17,967
Potential Problem	2,706	26,387	25,415	19,960	46,296	20,924	104	1,172	140,258
Nonaccrual	76	—	5,996	207	52	24	—	—	6,279
Commercial and industrial	$4,867	$2,405,059	$2,714,198	$893,511	$1,032,647	$731,439	$177,671	$497,860	$8,452,385
Commercial real estate - owner occupied:
Risk rating:
Pass	$10,092	$30,869	$261,418	$178,424	$187,073	$110,169	$54,538	$117,011	$939,503
Special Mention	—	226	—	4,628	—	—	—	245	5,100
Potential Problem	—	526	5,953	4,721	10,047	727	2,204	2,546	26,723
Commercial real estate - owner occupied	$10,092	$31,621	$267,371	$187,773	$197,120	$110,896	$56,742	$119,802	$971,326
Commercial and business lending:
Risk rating:
Pass	$12,176	$2,402,474	$2,938,092	$1,049,792	$1,173,373	$820,660	$232,106	$610,887	$9,227,385
Special Mention	—	7,294	6,112	6,604	—	—	—	3,056	23,066
Potential Problem	2,706	26,913	31,368	24,681	56,343	21,651	2,307	3,718	166,981
Nonaccrual	76	—	5,996	207	52	24	—	—	6,279
Commercial and business lending	$14,958	$2,436,680	$2,981,569	$1,081,284	$1,229,767	$842,335	$234,414	$617,662	$9,423,711
Commercial real estate - investor:
Risk rating:
Pass	$37,430	$105,521	$1,650,936	$685,423	$867,606	$414,079	$139,320	$230,452	$4,093,337
Special Mention	—	—	57,163	27,384	33,016	72	—	6,781	124,416
Potential Problem	—	—	21,309	9,860	22,243	34,591	3,564	14,573	106,138
Nonaccrual	—	—	45,502	8,158	6,820	—	—	197	60,677
Commercial real estate - investor	$37,430	$105,521	$1,774,910	$730,825	$929,685	$448,741	$142,883	$252,003	$4,384,569
Real estate construction:
Risk rating:
Pass	$—	$31,773	$843,664	$614,469	$204,337	$48,647	$2,229	$12,212	$1,757,331
Special Mention	—	—	2,203	11,929	—	15,885	41	2	30,060
Potential Problem	—	—	37	120	21,251	—	—	—	21,408
Nonaccrual	—	—	—	—	—	—	—	177	177
Real estate construction	$—	$31,773	$845,903	$626,518	$225,588	$64,532	$2,270	$12,392	$1,808,976
Commercial real estate lending:
Risk rating:
Pass	$37,430	$137,294	$2,494,600	$1,299,893	$1,071,943	$462,726	$141,549	$242,664	$5,850,668
Special Mention	—	—	59,366	39,313	33,016	15,957	41	6,784	154,476
Potential Problem	—	—	21,345	9,980	43,494	34,591	3,564	14,573	127,546
Nonaccrual	—	—	45,502	8,158	6,820	—	—	374	60,855
Commercial real estate lending	$37,430	$137,294	$2,620,814	$1,357,343	$1,155,273	$513,273	$145,153	$264,395	$6,193,545
Total commercial:
Risk rating:
Pass	$49,606	$2,539,768	$5,432,693	$2,349,685	$2,245,316	$1,283,386	$373,655	$853,551	$15,078,053
Special Mention	—	7,294	65,478	45,917	33,016	15,957	41	9,840	177,543
Potential Problem	2,706	26,913	52,713	34,660	99,837	56,241	5,871	18,291	294,527
Nonaccrual	76	—	51,498	8,365	6,872	24	—	374	67,134
Total commercial	$52,388	$2,573,974	$5,602,382	$2,438,627	$2,385,040	$1,355,608	$379,567	$882,057	$15,617,256

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in Thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2021	2020	2019	2018	2017	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,771,447	$1,945,029	$974,188	$428,459	$673,447	$1,716,419	$7,508,989
Special Mention	—	—	—	—	—	285	—	461	746
Potential Problem	—	—	475	332	404	265	81	658	2,214
Nonaccrual	—	—	1,993	2,911	4,479	6,224	6,019	33,734	55,362
Residential mortgage	$—	$—	$1,773,915	$1,948,272	$979,071	$435,233	$679,547	$1,751,272	$7,567,310
Auto finance:
Risk rating:
Pass	$—	$—	$137,952	$707	$2,675	$1,200	$352	$107	$142,993
Nonaccrual	—	—	—	—	36	15	—	—	52
Auto finance	$—	$—	$137,952	$707	$2,711	$1,216	$352	$107	$143,045
Home equity:
Risk rating:
Pass	$6,728	$498,970	$1,216	$1,401	$7,640	$8,742	$7,660	$61,251	$586,880
Special Mention	133	100	—	102	4	—	—	638	844
Potential Problem	6	—	6	—	—	13	—	146	165
Nonaccrual	925	35	9	92	211	305	302	6,772	7,726
Home equity	$7,792	$499,104	$1,232	$1,595	$7,856	$9,059	$7,962	$68,807	$595,615
Other consumer:
Risk rating:
Pass	$443	$180,312	$9,297	$4,987	$2,884	$371	$265	$103,075	$301,191
Special Mention	7	351	—	4	—	—	—	7	363
Nonaccrual	6	120	—	14	7	—	19	11	170
Other consumer	$456	$180,783	$9,297	$5,005	$2,890	$371	$284	$103,093	$301,723
Total consumer:
Risk rating:
Pass	$7,171	$679,353	$1,919,912	$1,952,124	$987,387	$438,771	$681,725	$1,880,781	$8,540,053
Special Mention	140	451	—	106	4	285	—	1,106	1,952
Potential Problem	6	—	481	332	404	277	81	804	2,379
Nonaccrual	931	154	2,003	3,017	4,733	6,545	6,340	40,517	63,309
Total consumer	$8,248	$679,959	$1,922,396	$1,955,579	$992,528	$445,878	$688,145	$1,923,208	$8,607,693
Total loans:
Risk rating:
Pass	$56,777	$3,219,121	$7,352,605	$4,301,809	$3,232,703	$1,722,157	$1,055,380	$2,734,332	$23,618,106
Special Mention	140	7,745	65,478	46,023	33,021	16,241	41	10,946	179,495
Potential Problem	2,713	26,913	53,194	34,992	100,240	56,519	5,952	19,095	296,905
Nonaccrual	1,006	154	53,501	11,382	11,605	6,569	6,340	40,891	130,443
Total loans	$60,636	$3,253,933	$7,524,778	$4,394,206	$3,377,569	$1,801,486	$1,067,713	$2,805,265	$24,224,949
(a) Revolving loans converted to term loans are those reported during the reporting period and are also reported in their year of origination.
(b) Includes asset-based lending and equipment finance.
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
The following table presents loans by past due status at December 31, 2022:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Asset-based lending & equipment finance	$458,887	$—	$—	$—	$—	$458,887
Commercial and industrial	9,279,674	716	5,566	282	14,329	9,300,567
Commercial real estate - owner occupied	991,493	218	12	—	—	991,722
Commercial and business lending	10,730,053	934	5,578	282	14,329	10,751,176
Commercial real estate - investor	5,049,897	1,067	—	—	29,380	5,080,344
Real estate construction	2,155,077	39	—	—	105	2,155,222
Commercial real estate lending	7,204,975	1,105	—	—	29,485	7,235,565
Total commercial	17,935,028	2,040	5,578	282	43,814	17,986,742
Residential mortgage	8,443,072	9,811	63	124	58,480	8,511,550
Auto finance	1,371,176	8,238	1,170	—	1,490	1,382,073
Home equity	611,259	5,149	458	—	7,487	624,353
Other consumer	291,722	1,018	592	1,322	197	294,851
Total consumer	10,717,229	24,216	2,283	1,446	67,654	10,812,828
Total loans	$28,652,257	$26,256	$7,861	$1,728	$111,467	$28,799,569
(a) Of the total nonaccrual loans, $64 million, or 58%, were current with respect to payment at December 31, 2022.
(b) No interest income was recognized on nonaccrual loans for the year ended December 31, 2022. In addition, there were $11 million of nonaccrual loans for which there was no related ACLL at December 31, 2022.
The following table presents loans by past due status at December 31, 2021:

	Accruing
($ in Thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Asset-based lending	$178,027	$—	$—	$—	$—	$178,027
Commercial and industrial(c)	8,267,213	619	97	151	6,279	8,274,358
Commercial real estate - owner occupied	971,163	163	—	—	—	971,326
Commercial and business lending	9,416,403	781	97	151	6,279	9,423,711
Commercial real estate - investor	4,323,276	142	474	—	60,677	4,384,569
Real estate construction	1,807,178	1,618	2	—	177	1,808,976
Commercial real estate lending	6,130,454	1,759	477	—	60,855	6,193,545
Total commercial	15,546,857	2,541	573	151	67,134	15,617,256
Residential mortgage	7,505,654	5,500	669	126	55,362	7,567,310
Auto finance	142,982	11	—	—	52	143,045
Home equity	584,177	2,867	844	—	7,726	595,615
Other consumer	298,261	1,835	472	986	170	301,723
Total consumer	8,531,074	10,213	1,985	1,111	63,309	8,607,693
Total loans	$24,077,931	$12,754	$2,558	$1,263	$130,443	$24,224,949
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
The following table presents nonaccrual and performing restructured loans by loan portfolio:

	December 31, 2022		December 31, 2021		December 31, 2020
($ in Thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$12,453	$—	$8,687	$—	$12,713	$6,967
Commercial real estate - owner occupied	316	—	967	—	1,711	—
Commercial real estate - investor	128	2,074	12,866	3,093	26,435	225
Real estate construction	195	9	242	45	260	111
Residential mortgage	16,829	17,117	16,316	13,483	7,825	11,509
Home equity	2,148	927	2,648	806	1,957	1,379
Other consumer	798	—	803	—	1,191	—
Total restructured loans	$32,868	$20,127	$42,530	$17,426	$52,092	$20,190
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
The Corporation had a recorded investment of $11 million in loans modified as TDRs during the year ended December 31, 2022, of which $1 million were in accrual status, included in pass or special mention based on their risk rating within the credit quality tables, and $10 million were in nonaccrual within the credit quality tables, pending a sustained period of repayment. As of December 31, 2022, there were $20 million of commitments to lend additional funds to borrowers with restructured loans.
The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance:

	Years Ended December 31,
	2022			2021			2020
($ in Thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	2	$281	$281	4	$610	$610	7	$1,823	$2,059
Commercial real estate - owner occupied	—	—	—	—	—	—	4	658	689
Commercial real estate - investor	—	—	—	6	4,259	10,166	10	26,563	26,567
Residential mortgage	55	10,557	10,777	69	12,415	12,463	36	6,031	6,113
Home equity	15	531	557	9	932	963	20	1,078	1,697
Total loans modified	72	$11,370	$11,616	88	$18,216	$24,201	77	$36,154	$37,125
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
Restructured loan modifications may include payment schedule modifications, interest rate concessions, maturity date extensions, modification of note structure (A/B Note), non-reaffirmed Chapter 7 bankruptcies, principal reduction, or some combination of these concessions. For the year ended December 31, 2022, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions during the year ended December 31, 2022.

The following table provides the number of loans modified in a TDR during the previous twelve months which subsequently defaulted during the years ended December 31, 2022, 2021, and 2020, respectively, and the recorded investment in these restructured loans at the time of default as of December 31, 2022, 2021, and 2020, respectively:

	Years Ended December 31,
	2022		2021		2020
($ in Thousands)	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment	Number of Loans	Recorded Investment
Commercial real estate — investor	—	$—	1	$164	—	$—
Residential mortgage	4	1,178	11	1,171	5	1,036
Home equity	—	—	—	—	4	208
Total loans modified	4	$1,178	12	$1,334	9	$1,244
All loans modified in a TDR are individually evaluated for impairment. The nature and extent of the impairment of restructured loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
The Corporation analyzes loans for classification as a probable TDR. This analysis includes identifying customers that are showing possible liquidity issues in the near term without reasonable access to alternative sources of capital. At December 31, 2022, the Corporation had no loans meeting this classification, compared to $7 million at December 31, 2021.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for December 31, 2022 was the Moody's baseline scenario from November 2022, which was reviewed against the December 2022 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See Note 1 for the Corporation's accounting policy on the ACLL. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 16 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2022:

($ in Thousands)	Dec 31, 2021	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2022	ACLL / Loans
Allowance for loan losses
Asset-based lending & equipment finance	$4,182	$—	$—	$—	$2,382	$6,564
Commercial and industrial	85,675	(4,491)	5,282	791	26,047	112,512
Commercial real estate — owner occupied	11,473	—	13	13	(2,011)	9,475
Commercial and business lending	101,330	(4,491)	5,295	804	26,418	128,551
Commercial real estate — investor	72,803	(50)	50	—	(18,405)	54,398
Real estate construction	37,643	(48)	106	58	7,887	45,589
Commercial real estate lending	110,446	(98)	156	58	(10,518)	99,986
Total commercial	211,776	(4,588)	5,451	862	15,900	228,538
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619
Home equity	14,011	(587)	1,385	798	66	14,875
Other consumer	11,441	(3,363)	1,010	(2,353)	2,301	11,390
Total consumer	68,239	(5,558)	3,401	(2,157)	18,100	84,182
Total loans	$280,015	$(10,146)	$8,852	$(1,294)	$34,000	$312,720
Allowance for unfunded commitments
Asset-based lending & equipment finance	$857	$—	$—	$—	$(256)	$601
Commercial and industrial	17,601	—	—	—	(5,205)	12,396
Commercial real estate — owner occupied	208	—	—	—	(105)	103
Commercial and business lending	18,667	—	—	—	(5,566)	13,101
Commercial real estate — investor	936	—	—	—	(226)	710
Real estate construction	15,586	—	—	—	4,997	20,583
Commercial real estate lending	16,522	—	—	—	4,770	21,292
Total commercial	35,189	—	—	—	(796)	34,393
Home equity	2,592	—	—	—	107	2,699
Other consumer	1,995	—	—	—	(311)	1,683
Total consumer	4,587	—	—	—	(204)	4,382
Total loans	$39,776	$—	$—	$—	$(1,000)	$38,776
Allowance for credit losses on loans
Asset-based lending & equipment finance	$5,040	$—	$—	$—	$2,125	$7,165	1.56%
Commercial and industrial	103,276	(4,491)	5,282	791	20,842	124,908	1.34%
Commercial real estate — owner occupied	11,681	—	13	13	(2,115)	9,579	0.97%
Commercial and business lending	119,997	(4,491)	5,295	804	20,852	141,652	1.32%
Commercial real estate — investor	73,739	(50)	50	—	(18,631)	55,108	1.08%
Real estate construction	53,229	(48)	106	58	12,884	66,171	3.07%
Commercial real estate lending	126,968	(98)	156	58	(5,748)	121,279	1.68%
Total commercial	246,965	(4,588)	5,451	862	15,104	262,931	1.46%
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298	0.45%
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619	1.42%
Home equity	16,603	(587)	1,385	798	173	17,574	2.81%
Other consumer	13,436	(3,363)	1,010	(2,353)	1,990	13,073	4.43%
Total consumer	72,825	(5,558)	3,401	(2,157)	17,896	88,565	0.82%
Total loans	$319,791	$(10,146)	$8,852	$(1,294)	$33,000	$351,496	1.22%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2021:

($ in Thousands)	Dec 31, 2020	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2021	ACLL / Loans
Allowance for loan losses
Asset-based lending	$2,077	$—	$412	$412	$1,693	$4,182
Commercial and industrial(a)	141,247	(21,564)	8,152	(13,412)	(42,160)	85,675
Commercial real estate — owner occupied	11,274	—	120	120	80	11,473
Commercial and business lending	154,598	(21,564)	8,684	(12,880)	(40,388)	101,330
Commercial real estate — investor	93,435	(14,346)	3,162	(11,184)	(9,448)	72,803
Real estate construction	59,193	(5)	126	121	(21,672)	37,643
Commercial real estate lending	152,629	(14,351)	3,288	(11,063)	(31,120)	110,446
Total commercial	307,226	(35,915)	11,972	(23,943)	(71,508)	211,776
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787
Auto finance	174	(22)	31	9	1,816	1,999
Home equity	18,849	(668)	2,854	2,186	(7,024)	14,011
Other consumer	14,456	(3,168)	1,267	(1,901)	(1,113)	11,441
Total consumer	76,475	(4,738)	4,993	256	(8,492)	68,239
Total loans	$383,702	$(40,652)	$16,965	$(23,687)	$(80,000)	$280,015
Allowance for unfunded commitments
Asset-based lending	$901	$—	$—	$—	$(43)	$857
Commercial and industrial(a)	21,411	—	—	—	(3,809)	17,601
Commercial real estate — owner occupied	266	—	—	—	(58)	208
Commercial and business lending	22,577	—	—	—	(3,911)	18,667
Commercial real estate — investor	636	—	—	—	300	936
Real estate construction	18,887	—	—	—	(3,301)	15,586
Commercial real estate lending	19,523	—	—	—	(3,001)	16,522
Total commercial	42,101	—	—	—	(6,912)	35,189
Home equity	3,118	—	—	—	(526)	2,592
Other consumer	2,557	—	—	—	(563)	1,995
Total consumer	5,675	—	—	—	(1,088)	4,587
Total loans	$47,776	$—	$—	$—	$(8,000)	$39,776
Allowance for credit losses on loans
Asset-based lending	$2,978	$—	$412	$412	$1,649	$5,040	2.83%
Commercial and industrial(a)	162,657	(21,564)	8,152	(13,412)	(45,970)	103,276	1.25%
Commercial real estate — owner occupied	11,539	—	120	120	22	11,681	1.20%
Commercial and business lending	177,175	(21,564)	8,684	(12,880)	(44,299)	119,997	1.27%
Commercial real estate — investor	94,071	(14,346)	3,162	(11,184)	(9,148)	73,739	1.68%
Real estate construction	78,080	(5)	126	121	(24,972)	53,229	2.94%
Commercial real estate lending	172,152	(14,351)	3,288	(11,063)	(34,121)	126,968	2.05%
Total commercial	349,327	(35,915)	11,972	(23,943)	(78,419)	246,965	1.58%
Residential mortgage	42,996	(880)	841	(38)	(2,170)	40,787	0.54%
Auto finance	174	(22)	31	9	1,816	1,999	1.40%
Home equity	21,967	(668)	2,854	2,186	(7,550)	16,603	2.79%
Other consumer	17,013	(3,168)	1,267	(1,901)	(1,676)	13,436	4.45%
Total consumer	82,150	(4,738)	4,993	256	(9,581)	72,825	0.85%
Total loans	$431,478	$(40,652)	$16,965	$(23,687)	$(88,000)	$319,791	1.32%
(a) Includes equipment finance

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
The Corporation conducted its most recent annual impairment testing in May 2022, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2022 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2022, 2021, or 2020.
The Corporation had goodwill of $1.1 billion at both December 31, 2022 and 2021.
Other Intangible Assets
The Corporation has CDIs and historically had other intangible assets, both of which are amortized. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in Thousands)	2022	2021	2020
Core deposit intangibles
Gross carrying amount at the beginning of the year	$88,109	$88,109	$80,730
Additions during the year	—	—	7,379
Accumulated amortization	(38,827)	(30,016)	(21,205)
Net book value	$49,282	$58,093	$66,904
Amortization during the year	$8,811	$8,811	$8,749
Other intangibles
Gross carrying amount at the beginning of the year	$—	$2,000	$38,970
Additions during the year	—	—	200
Reductions due to sale	—	(1,317)	(17,435)
Accumulated amortization	—	(683)	(20,385)
Net book value	$—	$—	$1,350
Amortization during the year	$—	$33	$1,443
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

A summary of changes in the balance of the MSRs asset under the fair value measurement method for the year ended December 31, 2022 is as follows:

($ in Thousands)	2022
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$54,862
Cumulative effect of accounting methodology change	2,296
Balance at beginning of period, adjusted	$57,158
Additions	7,279
Paydowns	(9,350)
Valuation:
Change in fair value model assumptions	5,715
Changes in fair value of asset	16,549
Mortgage servicing rights at end of period	$77,351
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,711,820
Mortgage servicing rights to servicing portfolio	1.15%
Prior to January 1, 2022, the Corporation accounted for its MSRs under the amortization methodology. See Note 1 for the Corporation’s accounting policy for MSRs when they were still under the amortization methodology.
A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance under the amortization methodology for the years ended December 31, 2021 and 2020 is as follows:

($ in Thousands)	2021	2020
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$59,967	$67,607
Additions from acquisition	—	1,357
Additions	16,151	13,667
Amortization	(19,436)	(22,664)
Mortgage servicing rights at end of year	$56,682	$59,967
Valuation allowance at beginning of year	(18,006)	(302)
(Additions) recoveries, net	16,186	(17,704)
Valuation allowance at end of year	(1,820)	(18,006)
Mortgage servicing rights, net	$54,862	$41,961
Fair value of mortgage servicing rights	$57,259	$41,990
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	6,994,834	7,743,956
Mortgage servicing rights, net to servicing portfolio	0.78%	0.54%
Mortgage servicing rights expense(a)	$3,250	$40,369
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2022. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and decay for MSRs:

($ in Thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Year ending December 31,
2023	$8,811	$13,714
2024	8,811	10,364
2025	8,811	9,238
2026	8,811	8,108
2027	8,811	7,301
Beyond 2027	5,227	28,626
Total estimated amortization expense and MSRs decay	$49,282	$77,351

Note 6 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31, 2022 and 2021 is as follows:

			2022		2021
($ in Thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$65,516	$—	$65,516	$66,830
Land improvements	3 – 20 years	19,785	9,711	10,074	9,555
Buildings and improvements	5 – 40 years	393,329	179,833	213,496	213,130
Computers and related equipment	4 – 8 years	55,226	42,620	12,606	13,831
Furniture, fixtures and other equipment	3 – 20 years	118,887	85,776	33,110	41,787
Operating leases	—	42,633	17,017	25,617	28,299
Leasehold improvements	2 – 20 years	39,454	22,966	16,487	11,741
Total premises and equipment		$734,829	$357,923	$376,906	$385,173
Depreciation and amortization of premises and equipment totaled $31 million for 2022, $33 million for 2021, and $34 million for 2020.
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Twelve Months Ended December 31,
($ in Thousands)	2022	2021	2020
Operating Lease Costs	$6,812	$8,712	$11,450
Finance Lease Costs	119	107	154
Operating Lease Cash Flows	8,440	11,183	11,276
Finance Lease Cash Flows	125	137	122
The lease classifications on the consolidated balance sheets were as follows:

	Consolidated Balance Sheets Category
($ in Thousands)		December 31, 2022	December 31, 2021
Operating lease right-of-use asset	Premises and equipment	$25,617	$28,299
Finance lease right-of-use asset	Other assets	455	143
Operating lease liability	Accrued expenses and other liabilities	28,357	31,345
Finance lease liability	Other long-term funding	469	163

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	December 31, 2022			December 31, 2021
($ in Thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Retail and corporate offices	$26,140	5.92	2.62%	$29,008	5.56	3.26%
Land	4,766	7.59	3.14%	5,551	8.29	3.12%
Equipment	—	0.00	—%	192	1.50	0.45%
Total operating leases	$30,906	6.17	2.70%	$34,751	5.94	3.22%
Finance leases
Retail and corporate offices	$485	5.25	1.32%	$112	1.25	1.32%
Land	—	0.00	—%	51	0.67	1.07%
Total finance leases	$485	5.25	1.32%	$164	1.07	1.24%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in Thousands)	Operating Leases	Finance Leases	Total Leases
Twelve Months Ending December 31, 2023	$6,187	$92	$6,279
2024	5,685	93	5,777
2025	4,512	93	4,605
2026	4,246	93	4,339
2027	3,807	93	3,899
Beyond 2027	6,469	23	6,492
Total lease payments	$30,906	$485	$31,391
Less: interest	2,549	16	2,566
Present value of lease payments	$28,357	$469	$28,826
At both December 31, 2022 and 2021, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $13 million. The leases that had not yet commenced as of December 31, 2022 will commence between January 2023 and January 2024 with lease terms of 1 year to 6 years.
The Corporation conducts a portion of its business through certain facilities and equipment under non-cancelable operating leases. The Corporation also leases a subdivision of some of its facilities and receives rental income from such lease agreements. The approximate minimum annual rental payments and rental receipts under non-cancelable agreements and leases with remaining terms in excess of one year are as follows:

($ in Thousands)	Payments	Receipts
2023	$5,969	$2,879
2024	5,748	3,056
2025	4,670	2,765
2026	4,403	2,451
2027	3,943	2,051
Beyond 2027	6,488	6,531
Total	$31,220	$19,733
Total rental expense under leases, net of lease income, totaled $3 million in 2022, and $5 million 2021 and 2020, respectively.

Note 8 Deposits
The distribution of deposits at December 31 is as follows:

($ in Thousands)	2022	2021
Noninterest-bearing demand	$7,760,811	$8,504,077
Savings	4,604,848	4,410,198
Interest-bearing demand	7,100,727	7,019,782
Money market	8,239,610	7,185,111
Brokered CDs	541,916	—
Other time deposits	1,388,242	1,347,262
Total deposits	$29,636,154	$28,466,430
Uninsured deposits were $15.7 billion and $14.6 billion at December 31, 2022 and 2021, respectively. Time deposits in excess of $250,000 were $282 million and $215 million at December 31, 2022 and 2021, respectively.
Aggregate annual maturities of all time deposits at December 31, 2022, are as follows:

Maturities During Year Ending December 31,	($ in Thousands)
2023	$1,545,286
2024	240,599
2025	109,034
2026	19,998
2027	15,236
Thereafter	5
Total	$1,930,158
Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in Thousands)	December 31, 2022	December 31, 2021
Short-Term Funding
Federal funds purchased	$344,170	$120
Securities sold under agreements to repurchase	240,969	319,412
Federal funds purchased and securities sold under agreements to repurchase	585,139	319,532
Commercial paper	20,798	34,730
Total short-term funding	$605,937	$354,262
Long-Term Funding
Corporation subordinated notes, at par	$250,000	$250,000
Capitalized costs	(544)	(839)
Subordinated debt fair value hedge liability(a)	(1,855)	—
Finance leases	469	163
Total long-term funding	$248,071	$249,324
Total short and long-term funding, excluding FHLB advances	$854,007	$603,587
FHLB Advances
Short-term FHLB advances	$3,125,000	$—
Long-term FHLB advances	1,209,170	1,621,047
FHLB advances fair value hedge liability(a)	(14,308)	—
Total FHLB advances	$4,319,861	$1,621,047
Total short and long-term funding	$5,173,869	$2,224,633
(a) For additional information on the fair value hedge liability, see Note 14.
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
The Corporation utilizes securities sold under agreements to repurchase to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At December 31, 2022, the Corporation had pledged securities valued at 169% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of December 31, 2022 and 2021 are presented in the following table:

	Overnight and Continuous
($ in Thousands)	December 31, 2022	December 31, 2021
Repurchase agreements
Agency mortgage-related securities	$240,969	$319,412
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
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by pledging qualifying collateral of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, CRE and investment securities). At December 31, 2022, the Corporation had $8.8 billion of total collateral capacity, primarily supported by pledged consumer and CRE loans and investment securities. At December 31, 2022, the FHLB advances had maturity or call dates ranging from 2023 through 2029, and had a weighted average interest rate of 4.06%, compared to 2.05% at December 31, 2021. The Corporation prepaid $400 million in long-term FHLB advances during the first quarter of 2022 with no prepayment fee.
The table below summarizes the expected maturities of the Corporation’s long-term funding at December 31, 2022:

($ in Thousands)	Long Term Funding
Year
2023	$476
2024	248,234
2025	392,488
2026	604,695
2027	671
Beyond 2027	196,368
Total long-term funding	$1,442,932
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
Subsidiary Equity: At December 31, 2022, subsidiary equity equaled $4.0 billion. See Note 19 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: In 2022, the Board of Directors did not approve any additional authorizations for the repurchase of the Corporation's common stock. In 2021, the Board of Directors approved additional authorizations for the repurchase of up to $100 million of the Corporation’s common stock. During 2022, the Corporation did not repurchase any shares under the share repurchase program compared to 6.3 million shares for $133 million (or an average cost per common share of $21.12) during 2021.
As of December 31, 2022, $80 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. The repurchase of shares will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
The Corporation also repurchased shares in satisfaction of minimum tax withholding obligations in connection with settlements of equity compensation totaling $6 million (267,605 shares at an average cost per common share of $24.22) during 2022, compared to $5 million (242,966 shares at an average cost per common share of $19.95) during 2021.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 22 for a summary of the components of accumulated other comprehensive income (loss).
Note 11 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2020, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2020 Incentive Compensation Plan. All remaining shares available for grant under the 2017 Incentive Compensation Plan were rolled into the 2020 Plan. As of December 31, 2022, approximately 8.9 million shares remained available for grant under the 2020 Plan.
Under the 2020 Plan, options are generally exercisable up to ten years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over four years.
The Corporation also issues restricted stock awards under the 2020 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three years or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on earnings per share performance goals, relative total shareholder return, and continued employment or meeting the requirements for retirement, and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards granted during 2021 and 2022 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2021 and 2022 will vest ratably over four years.
The 2020 Plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of retirement eligible colleagues. See Note 1 for the Corporation’s accounting policy for stock based compensation.
Accounting for Stock-Based Compensation
The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2017 Plan and the 2020 Plan, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.

Performance awards are based on performance goals of earnings per share and total shareholder return with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
Assumptions are used in estimating the fair value of stock options granted. The weighted average expected life of the stock option represents the period of time that stock options are expected to be outstanding and is estimated using historical data of stock option exercises and forfeitures. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected volatility is based on the implied volatility of the Corporation’s stock. The Corporation did not grant stock options during 2022 or 2021.
The following assumptions were used in estimating the fair value for options granted in 2020:

2020
Dividend yield	3.50%
Risk-free interest rate	1.60%
Weighted average expected volatility	21.00%
Weighted average expected life	5.75 years
Weighted average per share fair value of options	$2.39
A summary of the Corporation’s stock option activity for the year ended December 31, 2022 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2021	4,814	$20.72	5.96 years	$12,532
Exercised	663	18.27
Forfeited or expired	157	22.33
Outstanding at December 31, 2022	3,994	$21.06	5.11 years	$10,525
Options exercisable at December 31, 2022	3,435	$21.40	4.82 years	$8,223
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2022, 2021, and 2020, the intrinsic value of stock options exercised was $4 million, $9 million, and approximately $816,000, respectively. The total fair value of stock options that vested was $2 million for the year ended December 31, 2022, $4 million for the year ended December 31, 2021, and $4 million for the year ended December 31, 2020.
For the years ended December 31, 2022, 2021, and 2020, the Corporation recognized compensation expense of approximately $710,000, $1 million, and $4 million, respectively, for the vesting of stock options. Compensation expense for 2022 related to the accelerated vesting of stock options granted to retirement eligible colleagues was immaterial. At December 31, 2022, the Corporation had approximately $378,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter of 2024.

The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2022:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,635	$19.87
Granted	800	22.90
Vested	968	21.81
Forfeited	164	20.43
Outstanding at December 31, 2022	2,303	$20.92
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Expense for restricted stock awards of $16 million was recorded for the year ended December 31, 2022, $15 million for the year ended December 31, 2021 and $17 million for the year ended December 31, 2020. Included in compensation expense for 2022 was $4 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $21 million of unrecognized compensation costs related to restricted stock awards at December 31, 2022 that are expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter of 2026.
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

The funded status and amounts recognized on the 2022 and 2021 consolidated balance sheets, as measured on December 31, 2022 and 2021, respectively, for the RAP and Postretirement Plan were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2022	2022	2021	2021
Change in Fair Value of Plan Assets
Fair value of plan assets at beginning of year	$497,796	$—	$478,849	$—
Actual return on plan assets	(74,140)	—	41,576	—
Employer contributions	—	193	—	201
Gross benefits paid	(16,252)	(193)	(22,629)	(201)
Fair value of plan assets at end of year(a)	$407,405	$—	$497,796	$—
Change in Benefit Obligation
Net benefit obligation at beginning of year	$261,321	$1,975	$280,017	$2,243
Service cost	3,670	—	7,779	—
Interest cost	7,152	53	6,570	52
Plan amendments	—	—	(1,494)	—
Actuarial (gain) loss	(47,577)	(305)	(8,921)	(119)
Gross benefits paid	(16,252)	(193)	(22,629)	(201)
Net benefit obligation at end of year(a)	$208,315	$1,530	$261,321	$1,975
Funded (unfunded) status	$199,089	$(1,530)	$236,475	$(1,975)
Noncurrent assets	$199,089	$—	$236,475	$—
Current liabilities	—	(164)	—	(177)
Noncurrent liabilities	—	(1,366)	—	(1,798)
Asset (liability) recognized on the consolidated balance sheets	$199,089	$(1,530)	$236,475	$(1,975)
(a) The fair value of the plan assets represented 196% and 190% of the net benefit obligation of the pension plan at December 31, 2022 and 2021, respectively.
Amounts recognized in accumulated other comprehensive (income) loss, net of tax, as of December 31, 2022 and 2021 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2022	2022	2021	2021
Prior service cost	$(1,064)	$(362)	$(1,253)	$(419)
Net actuarial loss (gain)	44,919	(316)	5,605	(89)
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive (income) loss	$43,855	$(678)	$4,352	$(508)
Other changes in plan assets and benefit obligations recognized in OCI, net of tax, in 2022 and 2021 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in Thousands)	2022	2022	2021	2021
Net actuarial gain (loss)	$(53,466)	$305	$25,257	$119
Amortization of prior service cost	(250)	(75)	(73)	(75)
Amortization of actuarial loss	658	—	4,594	—
Prior service cost	—	—	1,494	—
Income tax benefit (expense)	13,553	(58)	(7,791)	(11)
Total recognized in OCI	$(39,504)	$171	$23,480	$33
The components of net periodic pension cost for the RAP for 2022, 2021, and 2020 were as follows:

($ in Thousands)	2022	2021	2020
Service cost	$3,670	$7,779	$8,244
Interest cost	7,152	6,570	8,185
Expected return on plan assets	(26,903)	(25,675)	(25,595)
Amortization of prior service cost	(250)	(73)	(73)
Amortization of actuarial loss	658	4,594	3,897
Recognized settlement loss	—	434	—
Total net periodic pension (income)	$(15,673)	$(6,370)	$(5,342)

The components of net periodic benefit cost for the Postretirement Plan for 2022, 2021, and 2020 were as follows:

($ in Thousands)	2022	2021	2020
Interest cost	$53	$52	$78
Amortization of prior service cost	(75)	(75)	(75)
Total net periodic benefit cost (income)	$(22)	$(24)	$3
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.

	RAP	Postretirement Plan	RAP	Postretirement Plan
	2022	2022	2021	2021
Weighted average assumptions used to determine benefit obligations
Discount rate	5.40%	5.40%	2.80%	2.80%
Rate of increase in compensation levels	2.50%	N/A	2.50%	N/A
Interest crediting rate	3.46%	N/A	3.07%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	2.80%	2.80%	2.40%	2.40%
Rate of increase in compensation levels	2.50%	N/A	2.00%	N/A
Expected long-term rate of return on plan assets	6.00%	N/A	6.00%	N/A
The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the RAP’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rates of return for the RAP assets were (15.03)% and 10.10% for 2022 and 2021, respectively.
The RAP’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the RAP is to ensure there are sufficient assets to pay pension obligations when they come due while mitigating risks and providing prudent governance. The RAP has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, alternative securities 0 to 15%, and other cash equivalents 0 to 10%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the RAP as of the December 31, 2022 and 2021 measurement dates, respectively, by asset category were as follows:

Asset Category	2022	2021
Equity securities	53%	55%
Fixed-income securities	35%	34%
Group annuity contracts	10%	10%
Other	2%	1%
Total	100%	100%
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

Based on these inputs, the following table summarizes the fair value of the RAP’s investments as of December 31, 2022 and 2021:

		Fair Value Measurements Using
($ in Thousands)	December 31, 2022	Level 1	Level 2	Level 3
RAP Investments
Money market account	$6,628	$6,628	$—	$—
Common /collective trust funds	155,654	155,654	—	—
Mutual funds	204,184	204,184	—	—
Group annuity contracts	40,939	—	—	40,939
Total RAP investments	$407,405	$366,466	$—	$40,939

		Fair Value Measurements Using
($ in Thousands)	December 31, 2021	Level 1	Level 2	Level 3
RAP Investments
Money market account	$5,446	$5,446	$—	$—
Common /collective trust funds	185,791	185,791	—	—
Mutual funds	257,345	257,345	—	—
Group annuity contracts	49,213	—	—	49,213
Total RAP investments	$497,796	$448,582	$—	$49,213
The following presents a summary of the changes in the fair value of the RAP's Level 3 asset during the periods indicated.

Fair Value Reconciliation of Level 3 RAP Investments	2022	2021
Fair value of group annuity contract at beginning of period	$49,213	$50,866
Return on plan assets	(5,671)	921
Transfers from money market funds and equity securities	—	66
Benefits paid	(2,604)	(2,640)
Fair value of group annuity contract at end of period	$40,939	$49,213
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions to the RAP during 2022 and 2021.
The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the RAP and Postretirement Plan at December 31, 2022, reflecting expected future services, were as follows:

($ in Thousands)	RAP	Postretirement Plan
Estimated future benefit payments
2023	$19,000	$169
2024	19,436	164
2025	21,315	159
2026	20,032	154
2027	18,924	148
2028-2032	81,944	638
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. There are no remaining participants under age 65 in the Postretirement Plan. The actual change in 2022 health care premium rates for post-65 coverage was an increase of 2.50%. The health care trend rate assumption for post-65 coverage has the rate of increase growing by 2.50% in 2023 to an ultimate rate of 5.00% for 2023 and future years.
The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $15 million, $13 million, and $15 million for 2022, 2021, and 2020, respectively.

Note 13 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
($ in Thousands)	2022	2021	2020
Current
Federal	$58,982	$57,916	$33,020
State	22,092	12,035	16,193
Total current	81,074	69,951	49,213
Deferred
Federal	12,531	9,115	(25,895)
State	(97)	6,247	(3,118)
Total deferred	12,434	15,362	(29,013)
Total income tax expense	$93,508	$85,313	$20,200
Temporary differences between the amounts reported on the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. DTAs and liabilities at December 31, 2022 and 2021, included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively, were as follows:

($ in Thousands)	2022	2021
Deferred tax assets
Allowance for loan losses	$79,142	$72,199
Allowance for other losses	10,558	12,704
Accrued liabilities	2,842	4,285
Deferred compensation	30,246	31,896
Benefit of state tax losses and credit carryforwards	7,476	6,245
Nonaccrual interest	891	1,374
Lease liability	7,390	12,954
Net unrealized losses on AFS securities	80,148	1,989
Net unrealized losses on pension and postretirement benefits	14,803	1,308
Other	4,545	3,806
Total deferred tax assets	$238,041	$148,760
Deferred tax liabilities
Prepaid expenses	$64,480	$61,826
Goodwill	23,119	22,785
Mortgage banking activities	20,145	14,382
Deferred loan fee income	4,269	7,848
State deferred taxes	1,389	1,234
Lease financing	3,145	—
Bank premises and equipment	20,860	20,705
Purchase accounting	10,381	11,500
Basis difference from equity securities and other investments	5,582	2,597
Other	821	667
Total deferred tax liabilities	$154,191	$143,544
Net deferred tax assets	$83,850	$5,216
The changes in the valuation allowance related to net operating losses for 2022 and 2021 were as follows:

($ in Thousands)	2022	2021
Valuation allowance for deferred tax assets, beginning of year	$—	$(251)
Decrease in current year	—	251
Valuation allowance for deferred tax assets, end of year	$—	$—
At December 31, 2022, the Corporation had state net operating loss carryforwards of $132 million (of which $25 million was acquired from various acquisitions) that will begin expiring in 2023.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2022	2021	2020
Federal income tax rate at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(3.4)%	(3.0)%	(3.9)%
State income taxes (net of federal benefit)	4.2%	3.8%	3.7%
Bank owned life insurance	(0.5)%	(0.6)%	(0.9)%
Tax effect of tax credits and benefits, net of related expenses	(1.6)%	(1.8)%	(1.8)%
Tax reserve adjustments / settlements	—%	—%	0.1%
Net tax (benefit) expense from stock-based compensation	(0.2)%	—%	0.3%
Restructuring in conjunction with ABRC sale	—%	(0.1)%	(13.7)%
FDIC premium	0.7%	0.5%	0.8%
Other	0.1%	(0.2)%	0.6%
Effective income tax rate	20.3%	19.6%	6.2%
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2022. If income taxes had been provided, the deferred tax liability would have been approximately $26 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2019 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was as follows:

($ in Thousands)	2022	2021
Balance at beginning of year	$2,324	$2,740
Subtractions for tax positions related to prior years	(486)	(613)
Additions for tax positions related to current year	395	197
Balance at end of year	$2,233	$2,324
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line on the consolidated statements of income. Interest and penalty benefits, as well as accrued interest and penalties, were immaterial at both December 31, 2022 and 2021. At December 31, 2022 and 2021, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $92 million and $71 million of investment securities as collateral at December 31, 2022, and 2021, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $3 million at December 31, 2022, compared to $11 million at December 31, 2021. See Note 18 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.
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
Cash Flow Hedges of Interest Rate Risk
The Corporation is exposed to variability in cash flows on its floating rate assets due to changes in benchmark interest rates. The Corporation uses interest rate swaps to hedge certain forecasted transactions for the variability in cash flows attributable to the contractually specified interest rate in order to add stability to net interest income and to manage its exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve receiving fixed-rate amounts from a counterparty in exchange for the Corporation making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. These items, along with the net interest from the derivative, are reported in the same income statement line as the interest income from the floating-rate assets.
When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified to interest income as interest payments are made on such variable rate loans.
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

Mortgage Derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair values of these commitments are recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net on the consolidated statements of income.
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
The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of December 31, 2022 and December 31, 2021. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2022 and December 31, 2021. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	December 31, 2022				December 31, 2021
	Asset		Liability		Asset		Liability
($ in Thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments
Interest rate-related instruments	$900,000	$4,349	$1,150,000	$1,260	$—	$—	$—	$—
Not designated as hedging instruments
Interest rate-related and other instruments	4,246,823	62,401	4,599,391	251,398	3,874,781	83,626	3,874,781	26,231
Foreign currency exchange forwards	499,078	1,922	461,134	1,801	490,057	5,490	478,745	5,441
Commodity contracts	—	—	—	—	3,894	1,264	3,910	1,248
Mortgage banking(a)(b)	21,265	86	33,000	46	133,990	2,647	245,016	—
Total not designated as hedging instruments		64,410		253,245		93,026		32,921
Gross derivatives before netting		68,759		254,506		93,026		32,921
Less: Legally enforceable master netting agreements		2,788		2,788		2,143		2,143
Less: Cash collateral pledged/received		26,898		217		1,313		11,357
Total derivative instruments, after netting		$39,072		$251,500		$89,570		$19,421
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

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in Thousands)	December 31, 2022
Other long-term funding	$(248,145)	$1,855
FHLB Advances	(585,692)	14,308
Total	$(833,837)	$16,163

The Corporation terminated its $500 million fair value hedge on loans and investment securities receivables during the fourth quarter of 2019. At December 31, 2022, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $326 million and is included in loans on the consolidated balance sheets. This amount includes $1 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The table below identifies the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income during the twelve months ended December 31, 2022, 2021,and 2020:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2022		2021	2020
($ in Thousands)	Interest Income	Interest Expense	Interest Income	Interest Income	Other Expense
Total amounts of income and expense presented on the consolidated statements of income in which the effects of fair value or cash flow hedges are recorded(a)	$(263)	$334	$(1,376)	$(1,779)	$(262)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts
Hedged items	(529)	(16,163)	(1,376)	(1,779)	(262)
Derivatives designated as hedging instruments(a)	266	16,497	—	—	—
(a) Includes net settlements on the derivatives.
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the year ended December 31, 2022:

For the Year Ended December 31,
($ in Thousands)	2022
Interest rate-related instruments designated as cash flow hedging instruments
Amount of gain recognized in OCI on cash flow hedge derivative(a)	$3,626
Amount of (gain) reclassified from accumulated other comprehensive income into interest income(a)	(266)

(a) The entirety of gains recognized in OCI as well as those reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $7 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to December 31, 2022. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 47 months as of December 31, 2022.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income during the twelve months ended December 31, 2022, 2021, and 2020:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Years Ended December 31,
($ in Thousands)		2022	2021	2020
Derivative Instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$515	$2,432	$(1,758)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(12,622)	—	—
Foreign currency exchange forwards	Capital markets, net	73	(25)	(105)
Commodity contracts	Capital markets, net	(16)	(1,316)	427
Interest rate lock commitments (mortgage)	Mortgage banking, net	(2,531)	(7,007)	7,097
Forward commitments (mortgage)	Mortgage banking, net	(123)	2,075	(1,335)

Note 15 Balance Sheet Offsetting
Interest Rate-Related Instruments, Commodity Contracts, and Foreign Exchange Forwards (“Interest, Commodity, and Foreign Exchange Agreements”)

The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. Historically, the Corporation entered into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices. As of the end of the first quarter of 2022, the Corporation no longer had any outstanding commodity contracts. The Corporation is party to master netting arrangements with some of its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported with assets and liabilities offset resulting in a net position which is further offset by any cash collateral, and is reported in other assets and accrued expenses and other liabilities on the face of the consolidated balance sheets. For disclosure purposes, the net position on the consolidated balance sheets can be further netted down by investment securities collateral received or pledged. See Note 14 for additional information on the Corporation’s derivative and hedging activities.
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2022 and interest rate, commodity, and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2021. The interest and foreign exchange agreements the Corporation has with its commercial customers and the commodity agreements the Corporation had with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
December 31, 2022	$63,029	$(2,788)	$(26,898)	$33,342	$(30,753)	$2,589
December 31, 2021	3,567	(2,143)	(1,313)	111	—	111

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in Thousands)	Gross Amounts Recognized	Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
December 31, 2022	$3,096	$(2,788)	$(217)	$91	$—	$91
December 31, 2021	15,620	(2,143)	(11,357)	2,120	—	2,120
Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 14). The following is a summary of lending-related commitments:

($ in Thousands)	December 31, 2022	December 31, 2021
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$12,444,275	$10,848,136
Commercial letters of credit(a)	3,188	5,992
Standby letters of credit(c)	270,692	230,661
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at December 31, 2022 or 2021.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $3 million and $2 million at December 31, 2022 and 2021, respectively, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in Thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021
Allowance for Unfunded Commitments
Balance at beginning of period	$39,776	$47,776
Provision for unfunded commitments	(1,000)	(8,000)
Balance at end of period	$38,776	$39,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at December 31, 2022, was $250 million, compared to $268 million at December 31, 2021, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $34 million, $33 million, and $23 million during the years ended December 31, 2022, 2021, and 2020, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $246 million at December 31, 2022 and $262 million at December 31, 2021.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $40 million and $80 million at December 31, 2022 and 2021, respectively.
During the years ended December 31, 2022, 2021 and 2020, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $27 million and $25 million at December 31, 2022 and 2021, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
The Corporation believes that the legal proceedings currently pending against it should not have a material adverse effect on the Corporation’s consolidated financial condition. The Corporation notes, however, that in light of the uncertainties involved in such proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves it has currently accrued or that a matter will not have material reputational consequences. As a result, the outcome of a particular matter may be material to the Corporation’s operating results for a particular period, depending on, among other factors, the size of the loss or liability imposed and the level of the Corporation’s income for that period.
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
Operational Matters
In November 2021, we became aware that during several routine purges of old documents, certain documents that were more than seven years old relating to active accounts were inadvertently purged from our electronic database. The active account documents that were inadvertently purged related to (1) certain customer documents obtained as part of bank acquisitions, and (2) certain customer documents that were transferred to a new cold storage system without correct retention coding. Both the acquisitions and the transfer occurred years ago. The majority of the documents inadvertently purged were signature cards. We have undertaken measures to replace (if possible) or otherwise lessen the impact on customers of any inadvertently purged documents. While the impact on the Corporation of this incident has been immaterial to date, and we are not aware of any material adverse customer impact, it is not possible at this time for management to reasonably estimate the amount of any potential loss related to this incident.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $6 million and $8 million for the years ended December 31, 2022 and 2021, respectively. There were no loss reimbursement and settlement claims paid for the year ended December 31, 2022, and approximately $114,000 of such claims were paid for the year ended December 31, 2021. Make whole requests since January 1, 2021 generally arose from loans originated since January 1, 2018 and balances totaled $6.8 billion at the time of sale, and consisted primarily of loans sold to GSEs. As of December 31, 2022, $4.3 billion of loans originated since January 1, 2018 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $1 million at both December 31, 2022 and December 31, 2021.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2022 and December 31, 2021, there were $7 million and $10 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2022 and December 31, 2021, there were $19 million and $24 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been negligible historical losses to the Corporation.
Note 17 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
Balance Sheets

	December 31,
($ in Thousands)	2022	2021
Assets
Cash and due from banks	$14,899	$17,241
Interest-bearing deposits in other financial institutions	29,856	20,743
Notes and interest receivable from subsidiaries	172,066	285,516
Investments in and receivable due from subsidiaries	4,036,273	3,953,461
Other assets	48,097	46,644
Total assets	$4,301,191	$4,323,605
Liabilities and Stockholders' Equity
Commercial paper	$20,798	$34,730
Subordinated notes, at par	250,000	250,000
Long-term funding capitalized costs and fair value hedge liability	(2,399)	(839)
Total long-term funding	247,601	249,161
Accrued expenses and other liabilities	17,301	14,860
Total liabilities	285,701	298,752
Preferred equity	194,112	193,195
Common equity	3,821,378	3,831,658
Total stockholders’ equity	4,015,490	4,024,853
Total liabilities and stockholders’ equity	$4,301,191	$4,323,605

Statements of Income

	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Income
Income from subsidiaries	$373,581	$361,198	$317,895
Interest income on notes receivable from subsidiaries	5,632	3,247	3,257
Other income	1,262	682	933
Total income	380,475	365,127	322,084
Expense
Interest expense on short and long-term funding	10,655	10,942	10,960
Other expense	6,118	7,330	6,422
Total expense	16,772	18,272	17,383
Income before income tax expense	363,702	346,856	304,702
Income tax (benefit)	(2,420)	(4,138)	(2,070)
Net income	366,122	350,994	306,771
Preferred stock dividends	11,500	17,111	18,358
Net income available to common equity	$354,622	$333,883	$288,413
Statements of Cash Flows

	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$366,122	$350,994	$306,771
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	(343,582)	28,802	(61,406)
Net change in other assets and accrued expenses and other liabilities	14,159	17,102	(49,890)
Net cash provided by operating activities	36,699	396,898	195,475
Cash Flows from Investing Activities
Net (increase) decrease in notes receivable from subsidiaries	115,000	20,000	(105,000)
Net cash provided by (used in) investing activities	115,000	20,000	(105,000)
Cash Flows from Financing Activities
Net increase (decrease) in commercial paper	(13,932)	(24,616)	27,330
Proceeds from issuance of common stock for stock-based compensation plans	11,061	25,702	3,966
Proceeds from issuance of preferred stock	—	—	96,796
Redemption of preferred stock	—	(164,458)	—
Purchase of treasury stock, open market purchases	—	(132,955)	(71,255)
Purchase of treasury stock, stock-based compensation plans	(6,480)	(4,847)	(6,113)
Cash dividends on common stock	(123,137)	(116,061)	(112,023)
Cash dividends on preferred stock	(11,500)	(17,111)	(18,358)
Other	(938)	—	—
Net cash used in financing activities	(144,928)	(434,346)	(79,656)
Net increase (decrease) in cash and cash equivalents	6,771	(17,448)	10,819
Cash and cash equivalents at beginning of year	37,984	55,432	44,613
Cash and cash equivalents at end of year	$44,755	$37,984	$55,432
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
Derivative Financial Instruments (Interest Rate-Related Instruments - Both Designated and Not Designated as Hedging Instruments): The Corporation uses interest rate-related instruments (swaps and caps) to hedge its exposure to changes in fair value of its fixed-rate debt as well as to hedge its exposure to variability in cash flows on its floating rate assets, both due to changes in benchmark interest rates. Additionally, the Corporation also offers interest rate-related instruments (swaps and caps) to service its customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance/credit risk component (credit valuation adjustment). See Note 14 for additional disclosure regarding the Corporation’s interest rate-related instruments.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2022 and 2021, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments for interest rate-related instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments for interest rate-related instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
Derivative Financial Instruments (Commodity Contracts): As of the end of the first quarter of 2022, the Corporation no longer had any outstanding commodity contracts. The Corporation has historically entered into commodity contracts to manage commercial customers' exposure to fluctuating commodity prices, for which the Corporation simultaneously entered into offsetting derivative financial instruments (i.e., mirror commodity contracts) with third parties to manage its risk associated with these financial instruments. The valuation of the Corporation’s commodity contracts was determined using quoted prices of the underlying instruments, and also included a nonperformance/credit risk component (credit valuation adjustment). See Note 14 for additional disclosures regarding the Corporation’s commodity contracts.
The Corporation also incorporated credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative financial instruments for the effect of nonperformance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings.
While the Corporation has determined that the majority of the inputs used to value its derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as probability of default and loss given default of the underlying loans to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2022 and 2021, and has determined that the credit valuation adjustments were not significant to the overall valuation of its derivative financial instruments for commodity contracts. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments for commodity contracts in their entirety were classified within Level 2 of the fair value hierarchy.
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2022, the Corporation utilized the following valuation techniques and significant unobservable inputs:
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
MSRs are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, used by this model are based on current market sources. Assumptions used to value MSRs are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. Fair value estimates from outside sources are received periodically to corroborate the results of the valuation model. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the fair value hierarchy. See Note 5 for additional disclosure regarding the Corporation’s MSRs.

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
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of December 31, 2022 and 2021, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	December 31, 2022	December 31, 2021
Assets
AFS Investment securities
U.S. Treasury securities	Level 1	$109,378	$122,957
Agency securities	Level 2	13,532	14,897
Obligations of state and political subdivisions (municipal securities)	Level 2	230,714	400,457
Residential mortgage-related securities
FNMA / FHLMC	Level 2	1,604,610	2,691,879
GNMA	Level 2	497,596	67,780
Private-label	Level 2	—	329,724
Commercial mortgage-related securities
FNMA / FHLMC	Level 2	17,142	350,623
GNMA	Level 2	110,462	166,799
Asset backed securities
FFELP	Level 2	151,191	177,325
SBA	Level 2	4,477	6,580
Other debt securities	Level 2	2,922	2,994
Total AFS investment securities	Level 1	$109,378	$122,957
Total AFS investment securities	Level 2	2,632,647	4,209,058
Equity securities with readily determinable fair values	Level 1	5,991	4,810
Residential loans held for sale	Level 2	20,383	136,638
Mortgage servicing rights, net(a)	Level 3	77,351	N/A
Interest rate-related instruments designated as hedging instruments(b)	Level 2	4,349	—
Interest rate-related and other instruments not designated as hedging instruments(b)	Level 2	62,401	83,626
Foreign currency exchange forwards(b)	Level 2	1,922	5,490
Commodity contracts(b)	Level 2	—	1,264
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	86	2,617
Forward commitments to sell residential mortgage loans	Level 3	—	30
Liabilities
Interest rate-related instruments designated as hedging instruments(b)	Level 2	$1,260	$—
Interest rate-related and other instruments not designated as hedging instruments(b)	Level 2	251,398	26,231
Foreign currency exchange forwards(b)	Level 2	1,801	5,441
Commodity contracts(b)	Level 2	—	1,248
Forward commitments to sell residential mortgage loans	Level 3	46	—
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

The table below presents a rollforward of the consolidated balance sheets amounts for the years ended December 31, 2022 and 2021, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in Thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2020	$9,624	$2,046	$7,579
New production	53,686	(3,281)	56,966
Closed loans / settlements	(53,477)	3,740	(57,217)
Other	(7,216)	(2,535)	(4,680)
Change in mortgage derivative	(7,007)	(2,075)	(4,932)
Balance December 31, 2021	$2,617	$(30)	$2,647
New production	$10,442	$(2,028)	$12,470
Closed loans / settlements	(913)	24,766	(25,679)
Other	(12,060)	(22,662)	10,603
Change in mortgage derivative	(2,531)	76	(2,607)
Balance December 31, 2022	$86	$46	$40
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
For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2022, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Individually Evaluated Loans: The Corporation individually evaluates loans when a commercial loan relationship is in nonaccrual status or when a commercial or consumer loan relationship has its terms restructured in a TDR or when a loan meets the Corporation's definition of a probable TDR. See Note 4 for additional information regarding the Corporation’s individually evaluated loans.
Equity Securities Without Readily Determinable Fair Values: The Corporation measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Included in equity securities without readily determinable fair values are 77,000 Visa Class B restricted shares carried at fair value. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Based on the current conversion factor, the Corporation expects 77,000 shares of Visa Class B to convert to 123,131 shares of Visa Class A upon the litigation resolution.
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

The following table presents the carrying value of equity securities without readily determinable fair values still held as of December 31, 2022 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of December 31, 2022:

($ in Thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2021	$13,542
Carrying value changes	5,690
Additions	5
Sales	(12)
Carrying value as of December 31, 2022	$19,225

Cumulative upward carrying value changes between January 1, 2018 and December 31, 2022	$19,134
Cumulative downward carrying value changes between January 1, 2018 and December 31, 2022	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in Thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
December 31, 2022
Assets
Individually evaluated loans(b)	Level 3	$23,584	Provision for credit losses	$4,405
OREO(c)	Level 2	2,196	Other noninterest expense / provision for credit losses(d)	971
Equity securities without readily determinable fair values	Level 3	19,134	Investment securities gains (losses), net	5,690

December 31, 2021
Assets
Individually evaluated loans(b)	Level 3	$69,917	Provision for credit losses	$(3,045)
OREO(c)	Level 2	21,299	Other noninterest expense / provision for credit losses(d)	7,345
Mortgage servicing rights(e)	Level 3	57,259	Mortgage banking, net	16,186
(a) Includes the full year impact on the consolidated statements of income.
(b) Includes probable TDRs which are individually analyzed, net of the related ACLL, of which there were none at December 31, 2022.
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

December 31, 2022	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	6%	-	9%	7%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	5%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	22%	-	51%	31%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	31%	-	100%	83%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		December 31, 2022		December 31, 2021
($ in Thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$436,952	$436,952	$343,831	$343,831
Interest-bearing deposits in other financial institutions	Level 1	156,693	156,693	681,684	681,684
Federal funds sold and securities purchased under agreements to resell	Level 1	27,810	27,810	—	—
AFS investment securities	Level 1	109,378	109,378	122,957	122,957
AFS investment securities	Level 2	2,632,647	2,632,647	4,209,058	4,209,058
HTM investment securities, net	Level 1	999	936	1,000	1,001
HTM investment securities, net	Level 2	3,959,399	3,400,028	2,237,947	2,347,608
Equity securities with readily determinable fair values	Level 1	5,991	5,991	4,810	4,810
Equity securities without readily determinable fair values	Level 3	19,225	19,225	13,542	13,542
FHLB and Federal Reserve Bank stocks	Level 2	295,496	295,496	168,281	168,281
Residential loans held for sale	Level 2	20,383	20,383	136,638	136,638
Loans, net	Level 3	28,486,849	27,481,426	23,944,934	23,980,330
Bank and corporate owned life insurance	Level 2	676,530	676,530	680,021	680,021
Mortgage servicing rights, net(a)	Level 3	77,351	77,351	54,862	57,259
Derivatives (other assets)(b)	Level 2	68,672	68,672	90,379	90,379
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	86	86	2,617	2,617
Forward commitments on residential mortgage loans (other assets)	Level 3	—	—	30	30
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$27,705,996	$27,705,996	$27,119,167	$27,119,167
Brokered CDs and other time deposits(c)	Level 2	1,930,158	1,930,158	1,347,262	1,347,262
Short-term funding	Level 2	605,937	605,205	354,262	354,248
FHLB advances	Level 2	4,319,861	4,322,264	1,621,047	1,680,814
Other long-term funding	Level 2	248,071	242,151	249,324	265,545
Standby letters of credit(d)	Level 2	2,881	2,881	2,367	2,367
Derivatives (accrued expenses and other liabilities)(b)	Level 2	254,459	254,459	32,921	32,921
Forward commitments on residential mortgage loans (accrued expenses and other liabilities)	Level 3	46	46	—	—
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
(d) The commitment on standby letters of credit was $271 million and $231 million at December 31, 2022 and 2021, respectively. See Note 16 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and CET1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2022 and 2021, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.
As of December 31, 2022 and 2021, the most recent notifications from the OCC and the FDIC categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2022 or 2021.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions(a)
($ in Thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31 , 2022
Associated Banc-Corp
Total capital	$3,680,227	11.33%	$2,597,761	≥	8.00%
Tier 1 capital	3,229,690	9.95%	1,948,320	≥	6.00%
CET1	3,035,578	9.35%	1,461,240	≥	4.50%
Leverage	3,229,690	8.59%	1,504,035	≥	4.00%
Associated Bank, N.A.
Total capital	$3,594,845	11.09%	$2,593,900	≥	8.00%	$3,242,374	≥	10.00%
Tier 1 capital	3,243,349	10.00%	1,945,425	≥	6.00%	2,593,900	≥	8.00%
CET1	3,243,349	10.00%	1,459,068	≥	4.50%	2,107,543	≥	6.50%
Leverage	3,243,349	8.63%	1,503,666	≥	4.00%	1,879,583	≥	5.00%
As of December 31 , 2021
Associated Banc-Corp
Total capital	$3,570,026	13.10%	$2,179,419	≥	8.00%
Tier 1 capital	3,001,074	11.02%	1,634,564	≥	6.00%
CET1	2,808,289	10.31%	1,225,923	≥	4.50%
Leverage	3,001,074	8.83%	1,359,299	≥	4.00%
Associated Bank, N.A.
Total capital	$3,243,672	11.93%	$2,175,689	≥	8.00%	$2,719,611	≥	10.00%
Tier 1 capital	2,923,881	10.75%	1,631,766	≥	6.00%	2,175,689	≥	8.00%
CET1	2,923,881	10.75%	1,223,825	≥	4.50%	1,767,747	≥	6.50%
Leverage	2,923,881	8.61%	1,358,041	≥	4.00%	1,697,551	≥	5.00%
(a) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 20 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
($ in Thousands, except per share data)	2022	2021	2020
Net income	$366,122	$350,994	$306,771
Preferred stock dividends	(11,500)	(17,111)	(18,358)
Net income available to common equity	$354,622	$333,883	$288,413
Common shareholder dividends	$(122,417)	$(115,212)	$(111,291)
Unvested share-based payment awards	(720)	(849)	(732)
Undistributed earnings	$231,485	$217,822	$176,390
Undistributed earnings allocated to common shareholders	$229,995	$216,299	$175,134
Undistributed earnings allocated to unvested share-based payment awards	1,490	1,523	1,256
Undistributed earnings	$231,485	$217,822	$176,390
Basic
Distributed earnings to common shareholders	$122,417	$115,212	$111,291
Undistributed earnings allocated to common shareholders	229,995	216,299	175,134
Total common shareholders earnings, basic	$352,412	$331,510	$286,425
Diluted
Distributed earnings to common shareholders	$122,417	$115,212	$111,291
Undistributed earnings allocated to common shareholders	229,995	216,299	175,134
Total common shareholders earnings, diluted	$352,412	$331,510	$286,425
Weighted average common shares outstanding	149,162	150,773	153,005
Effect of dilutive common stock awards	1,334	1,214	637
Diluted weighted average common shares outstanding	150,496	151,987	153,642
Basic earnings per common share	$2.36	$2.20	$1.87
Diluted earnings per common share	$2.34	$2.18	$1.86
Approximately 2 million anti-dilutive common stock options were excluded from the earnings per share calculation at December 31, 2022, 3 million at December 31, 2021, and 7 million at December 31, 2020.
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
The Corporation allocates net interest income using an internal FTP methodology that charges users of funds (assets, primarily loans) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment, and/or re-pricing characteristics of the assets and liabilities. The net effect of this allocation is offset in the Risk Management and Shared Services segment to ensure consolidated totals reflect the Corporation's net interest income. The net FTP allocation is reflected as net intersegment interest income (expense) in the accompanying tables.
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
Corporate and Commercial Specialty: The Corporate and Commercial Specialty segment serves a wide range of customers including private clients, larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. In addition, this segment provides a variety of investment, fiduciary, and retirement planning products and services to individuals, private clients, and small to mid-sized businesses. In serving this segment, we compete based on an in-depth understanding of our customers’ financial needs, the ability to match market competitive solutions to those needs, and the highest standards of relationship and service excellence in the delivery of these services. Delivery of services is provided through our corporate and commercial units, our CRE unit, as well as our specialized industries and commercial financial services units. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, CRE financing, construction loans, letters of credit, leasing, ABL & equipment finance, and, for our larger clients, loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions, and information services; (3) specialized financial services such as interest rate risk management, and foreign exchange solutions; (4) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management; and (5) investable funds solutions such as savings, money market deposit accounts, IRA accounts, CDs, fixed and variable annuities, full-service, discount and online investment brokerage; investment advisory services; and trust and investment management accounts. During the first quarter of 2021, the Corporation sold its wealth management subsidiary, Whitnell.
Community, Consumer, and Business: The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In addition, the Corporation offered insurance and risk consulting services, until the sale of the business in June of 2020. In serving this segment, we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various consumer banking and community banking units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, auto finance loans, business loans, and business lines of credit, and (2) deposit and transactional solutions such as checking, credit, debit and pre-paid cards, online banking and bill pay, and money transfer services.
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
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Net interest income	$566,566	$361,634	$382,570
Net intersegment interest income (expense)	(103,360)	18,001	3,477
Segment net interest income	463,205	379,636	386,047
Noninterest income	145,751	165,345	144,274
Total revenue	608,956	544,980	530,321
Provision for credit losses	49,543	60,311	56,409
Noninterest expense	234,234	219,655	200,856
Income before income taxes	325,179	265,015	273,056
Income tax expense	59,000	46,906	50,537
Net income	$266,179	$218,109	$222,519
Allocated goodwill	$525,836	$525,836	$530,144

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Net interest income	$322,725	$289,075	$307,862
Net intersegment interest income	176,164	62,376	61,126
Segment net interest income	498,889	351,451	368,988
Noninterest income	118,848	151,474	190,808
Total revenue	617,737	502,925	559,796
Provision for credit losses	20,755	20,622	25,233
Noninterest expense	416,742	401,053	441,527
Income before income taxes	180,240	81,251	93,035
Income tax expense	37,850	17,063	19,537
Net income	$142,389	$64,188	$73,498
Allocated goodwill	$579,156	$579,156	$579,156

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Net interest income	$68,031	$75,146	$72,525
Net intersegment (expense)	(72,803)	(80,378)	(64,603)
Segment net interest income	(4,772)	(5,232)	7,922
Noninterest income(a)	17,772	15,546	178,974
Total revenue	12,999	10,314	186,896
Provision for credit losses	(37,300)	(168,944)	92,365
Noninterest expense(b)	96,088	89,216	133,651
Income (loss) before income taxes	(45,788)	90,042	(39,120)
Income tax expense (benefit)(c)	(3,342)	21,345	(49,874)
Net income	$(42,447)	$68,697	$10,754
Allocated goodwill	$—	$—	$—

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Net interest income	$957,321	$725,855	$762,957
Net intersegment interest income	—	—	—
Segment net interest income	957,321	725,855	762,957
Noninterest income(a)	282,370	332,364	514,056
Total revenue	1,239,691	1,058,219	1,277,012
Provision for credit losses	32,998	(88,011)	174,006
Noninterest expense(b)	747,063	709,924	776,034
Income before income taxes	459,630	436,307	326,972
Income tax expense(c)	93,508	85,313	20,200
Net income	$366,122	$350,994	$306,771
Allocated goodwill	$1,104,992	$1,104,992	$1,109,300
(a) For the year ended December 31, 2020, the Corporation recognized a $163 million asset gain related to the sale of ABRC.
(b) The Risk Management and Shared Services segment incurred a loss of $45 million on the prepayment of FHLB advances during the third quarter of 2020.
(c) The Corporation has recognized $63 million in tax benefits for the year ended December 31, 2020.

Note 22 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2022, 2021, and 2020 respectively, including changes during the years then ended as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in Thousands)	Investment Securities AFS	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$3,989	$—	$(37,172)	$(33,183)
Other comprehensive income before reclassifications	55,628	—	7,780	63,408
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities (gains), net	(9,222)	—	—	(9,222)
HTM investment securities, net, at amortized cost	3,359	—	—	3,359
Personnel expense	—	—	(148)	(148)
Other expense	—	—	3,897	3,897
Income tax (expense)	(12,429)	—	(3,064)	(15,493)
Net other comprehensive income during period	37,336	—	8,465	45,801
Balance, December 31, 2020	$41,325	$—	$(28,707)	$12,618
Other comprehensive income (loss) before reclassifications	$(63,714)	$—	$25,519	$(38,195)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses, net	16	—	—	16
HTM investment securities, net, at amortized cost	1,551	—	—	1,551
Personnel expense	—	—	1,346	1,346
Other expense	—	—	4,594	4,594
Income tax (expense) benefit	15,557	—	(7,803)	7,754
Net other comprehensive income (loss) during period	(46,591)	—	23,656	(22,935)
Balance, December 31, 2021	$(5,266)	$—	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	$(250,273)	$—	$(51,745)	$(302,018)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss)
Investment securities losses, net	1,922	—	—	1,922
HTM investment securities, net, at amortized cost	9,870	—	—	9,870
Other assets / accrued expenses and other liabilities	—	3,626	—	3,626
Interest income	—	(212)	—	(212)
Personnel expense	—	—	(325)	(325)
Other expense	—	—	658	658
Income tax (expense) benefit	78,159	(54)	13,495	91,601
Net other comprehensive income (loss) during period	(227,926)	3,360	(37,917)	(262,483)
Balance, December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
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
The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Wealth management fees	$84,122	$89,854	$83,570
Service charges and deposit account fees	13,240	15,880	14,639
Card-based fees(a)	1,547	1,397	1,098
Other revenue	2,964	3,208	3,476
Noninterest Income (in-scope of Topic 606)	$101,873	$110,340	$102,783
Noninterest Income (out-of-scope of Topic 606)	43,878	55,004	41,491
Total Noninterest Income	$145,751	$165,345	$144,274

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Wealth management fees	$—	$—	$1,387
Service charges and deposit account fees	49,052	48,493	41,637
Card-based fees(a)	42,474	41,730	37,259
Other revenue(b)	7,046	10,719	64,274
Noninterest Income (in-scope of Topic 606)	$98,572	$100,942	$144,558
Noninterest Income (out-of-scope of Topic 606)	20,276	50,532	46,249
Total Noninterest Income	$118,848	$151,474	$190,808

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Service charges and deposit account fees	$18	$32	$31
Card-based fees(a)	111	(3)	247
Other revenue	1,379	967	(1,542)
Noninterest Income (in-scope of Topic 606)	$1,508	$996	$(1,264)
Noninterest Income (out-of-scope of Topic 606)(c)	16,263	14,550	180,238
Total Noninterest Income	$17,772	$15,546	$178,974

	Consolidated Total
	For the Years Ended December 31,
($ in Thousands)	2022	2021	2020
Wealth management fees	$84,122	$89,854	$84,957
Service charges and deposit account fees	62,310	64,406	56,307
Card-based fees(a)	44,132	43,124	38,605
Other revenue(b)	11,389	14,894	66,208
Noninterest Income (in-scope of Topic 606)	$201,953	$212,278	$246,077
Noninterest Income (out-of-scope of Topic 606)(c)	80,417	120,086	267,979
Total Noninterest Income	$282,370	$332,364	$514,056
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Includes insurance commissions and fees, which were elevated prior to the sale of ABRC.
(c) The year ended December 31, 2020 includes a pre-tax gain of $163 million from the sale of ABRC.
Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest income in-scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services is typically received immediately or in advance of the service.
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage and advisory fees are included in wealth management fees.

Note 24 Recent Developments
On February 1, 2023, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.21 per common share, payable on March 15, 2023 to shareholders of record at the close of business on March 1, 2023. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 15, 2023 to shareholders of record at the close of business on March 1, 2023. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on March 15, 2023 to shareholders of record at the close of business on March 1, 2023.
On February 10, 2023, the Corporation issued $300 million of 10-year subordinated notes, due March 1, 2033 and redeemable starting on the reset date of March 1, 2028 and any interest payment date thereafter, or at any time during the three month period prior to the maturity date. The subordinated notes have a fixed coupon interest rate of 6.625% until the reset date, after which the rate will be equal to the Five-Year U.S. Treasury Rate as of the reset date plus 2.812% per annum. The notes were issued at a discount.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 13, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Assessment of the allowance for credit losses related to loans, excluding individually analyzed loans

As discussed in Note 4 to the consolidated financial statements, the Company's allowance for credit losses related to loans, excluding loans individually analyzed, is comprised of the allowance for loan losses and the allowance for unfunded commitments (collective ACLL) and was $341.1 million of a total allowance for credit losses of $351.5 million as of December 31, 2022 (the December 31, 2022 collective ACLL). The level of the December 31, 2022 collective ACLL represents management's estimate of an amount appropriate to provide for expected lifetime credit losses. The expected lifetime credit losses are the product of multiplying the Company's estimates of probability of default (PD), loss given default (LGD), and the individual loan level exposure at default (EAD) on an undiscounted basis. The Company estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of the loans. The Company uses PD and LGD models, which are based on loan grades for commercial loans and credit reports for consumer loans, which are applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial and property types in Commercial Real Estate for commercial loans and loan types for consumer loans, and incorporate a single economic forecast scenario over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis over one year, to its historical loss rates for the remaining life of the loans. A portion of the December 31, 2022 collective ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.

We identified the assessment of the December 31, 2022 collective ACLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2022 collective ACLL. Specifically, the assessment encompassed the evaluation of the December 31, 2022 collective ACLL methodology, including the methods and models used to estimate (1) PD and LGD and their significant assumptions, including the loan grades for commercial loans, credit reports for consumer loans, historical loan losses and delinquency experience, the economic forecast scenario, and how loans with similar risk characteristics are segmented, (2) the method used to calculate the prepayment assumptions, (3) the determination of the reasonable and supportable forecast period and reversion to historical losses and (4) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and of the mathematical accuracy of certain December 31, 2022 collective ACLL calculations.

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

- performance monitoring of the PD and LGD models for the December 31, 2022 collective ACL

- analysis of the collective ACLL results, trends and ratios and

- calculation of the collective ACLL.

2

We evaluated the Company's process to develop the December 31, 2022 collective ACLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of certain calculations of the December 31, 2022 collective ACLL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

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
February 13, 2023

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
As of December 31, 2022, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2022. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2022, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2022, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2022, is included below under the heading Report of Independent Registered Public Accounting Firm.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on Internal Control Over Financial Reporting

We have audited Associated Banc-Corp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated February 13, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 13, 2023

2

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information in the Corporation’s definitive Proxy Statement, prepared for the 2023 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors and Information About the Board of Directors; and information concerning Section 16(a) compliance under the caption Delinquent Section 16(a) Reports is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2023 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Executive Compensation Tables, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Corporation's definitive Proxy Statement, prepared for the 2023 Annual Meeting of Shareholders, which contains information concerning this item, under the caption Stock Ownership, is incorporated herein by reference. The following table sets forth information as of December 31, 2022 about shares of Common Stock outstanding and available for issuance under Associated’s existing equity compensation plans.
Equity Compensation Plan Information

December 31, 2022	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	3,994,038	$21.06	8,946,660

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the Corporation’s definitive Proxy Statement, prepared for the 2023 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions, and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information in the Corporation’s definitive Proxy Statement, prepared for the 2023 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2022 and 2021
Consolidated Statements of Income — For the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2022, 2021, and 2020
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2022, 2021, and 2020
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(2)	Membership Interest Purchase Agreement, dated May 4, 2020, by and between Associated Bank, N.A. and USI Insurance Services LLC	Exhibit (2) to Report on Form 10-Q filed on May 11, 2020

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, dated September 21, 2018	Exhibit (3.1,4.1) to Report on Form 8-K filed on September 26, 2018

(3)(d)	Amended and Restated Bylaws of Associated Banc-Corp, as amended through February 2, 2021	Exhibit (3.1(l)) to Report on Form 10-K filed on February 9, 2021

(3)(e)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, dated June 10, 2020	Exhibit (3.1,4.1) to Report on Form 8-K filed on June 15, 2020

(4)(a)	Instruments Defining the Rights of Security Holders, Including Indentures

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(d)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(e)	Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

(4)(f)	Description of Associated Banc-Corp’s Securities	Filed herewith

(4)(g)	Deposit Agreement, dated June 15, 2020, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts, and form of Depositary Receipts	Exhibit 4.2 to Report on Form 8-K filed on June 15, 2020

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Separation and General Release Letter between Associated Banc-Corp and Christopher Piotrowski, dated January 22, 2020	Exhibit (10) to Report on Form 10-Q filed on May 11, 2020

*(10)(e)	Associated Banc-Corp 2020 Incentive Compensation Plan	Appendix A to the Proxy Statement on Schedule 14A filed on March 13, 2020, as supplemented, in connection with the 2020 Annual Meeting of Shareholders of Associated Banc-Corp

*(10)(f)	Retirement Agreement, dated as of January 19, 2021, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit 10.1 to Report on Form 8-K filed January 21, 2021

*(10)(g)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(h)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Exhibit (10)(e) to Report on Form 10-K filed on February 19, 2019

*(10)(i)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 1, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(j)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(k)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(l)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(m)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(n)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(o)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(p)	Associated Banc-Corp Supplemental Executive Retirement Plan for Philip B. Flynn	Exhibit (99.2) to Report on Form 8-K filed on December 23, 2011

*(10)(q)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(r)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(s)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(t)	Form of 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(u)	Form of Amendment to 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on July 28, 2017

*(10)(v)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(w)	Form of Associated Banc-Corp 2017 Incentive Compensation Plan Restricted Stock Agreement	Exhibit 10.1 to Report on Form 10-Q filed July 26, 2018

(10)(x)	Offer Letter, dated March 4, 2021, by and between Associated Banc-Corp, and Andrew J. Harmening	Exhibit (10.1) to Report on Form 8-K filed March 10, 2021

(10)(y)	Retirement Agreement, dated as of January 19, 2022, by and between Associated Banc-Corp and Christopher J. Del Moral-Niles	Exhibit (10.1) to Report on Form 8-k filed January 21, 2022

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Andrew J. Harmening, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Derek S. Meyer, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

(104)	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith
*	Management contracts and arrangements.
*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: February 13, 2023	By:	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Harmening	President and Chief Executive Officer (Principal Executive Officer)	February 13, 2023
Andrew J. Harmening

/s/ Derek S. Meyer	Chief Financial Officer (Principal Financial Officer)	February 13, 2023
Derek S. Meyer

/s/ Tammy C. Stadler	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 13, 2023
Tammy C. Stadler
Directors: R. Jay Gerken, Judith P. Greffin, Michael J. Haddad, Andrew J. Harmening, Robert A. Jeffe, Eileen A. Kamerick, Gale E. Klappa, Cory L. Nettles, Karen T. van Lith and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.