Form 10-Q
period 2023-03-31
ASSOCIATED BANC-CORP
filed 2023-04-27
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2023

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
(not applicable)
(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	ASB	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.875% Non-Cum. Perp Pref Stock, Srs E	ASB PrE	New York Stock Exchange
Depositary Shrs, each representing 1/40th intrst in a shr of 5.625% Non-Cum. Perp Pref Stock, Srs F	ASB PrF	New York Stock Exchange
6.625% Fixed-Rate Reset Subordinated Notes due 2033	ASBA	New York Stock Exchange

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 24, 2023 was 150,890,583.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms, Abbreviations, and Defined Terms
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ABL	Asset-Based Lending
ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
AOCI	Accumulated Other Comprehensive Income
ARRC	Alternative Reference Rate Committee
Associated / the Company / Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CARES Act	Coronavirus Aid, Relief, and Economic Security Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
DIF	Deposit Insurance Fund
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HQLA	High-Quality Liquid Assets
HTM	Held to Maturity
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity

Net Free Funds	Noninterest-bearing sources of funds
NII	Net Interest Income
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
S&P	Standard & Poor's
SBA	Small Business Administration
SBNY	Signature Bank
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
SVB	Silicon Valley Bank
TDRs	Troubled Debt Restructurings
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Mar 31, 2023	Dec 31, 2022
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$311,269	$436,952
Interest-bearing deposits in other financial institutions	511,116	156,693
Federal funds sold and securities purchased under agreements to resell	455	27,810
AFS investment securities, at fair value	3,381,607	2,742,025
HTM investment securities, net, at amortized cost	3,967,058	3,960,398
Equity securities	30,514	25,216
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	331,420	295,496
Residential loans held for sale	35,742	20,383
Commercial loans held for sale	33,490	—
Loans	29,207,072	28,799,569
Allowance for loan losses	(326,432)	(312,720)
Loans, net	28,880,640	28,486,849
Tax credit and other investments	269,269	276,773
Premises and equipment, net	375,540	376,906
Bank and corporate owned life insurance	677,328	676,530
Goodwill	1,104,992	1,104,992
Other intangible assets, net	47,079	49,282
Mortgage servicing rights, net	74,479	77,351
Interest receivable	152,404	144,449
Other assets	518,115	547,621
Total assets	$40,702,519	$39,405,727
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$7,328,689	$7,760,811
Interest-bearing deposits	23,003,134	21,875,343
Total deposits	30,331,824	29,636,154
Federal funds purchased and securities sold under agreements to repurchase	208,398	585,139
Commercial paper	18,210	20,798
FHLB advances	4,986,138	4,319,861
Other long-term funding	544,103	248,071
Allowance for unfunded commitments	39,776	38,776
Accrued expenses and other liabilities	448,407	541,438
Total liabilities	$36,576,856	$35,390,237
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,752	$1,752
Surplus	1,706,206	1,712,733
Retained earnings	2,973,354	2,904,882
Accumulated other comprehensive (loss)	(233,588)	(272,799)
Treasury stock, at cost	(516,173)	(525,190)
Total common equity	3,931,551	3,821,378
Total stockholders’ equity	4,125,663	4,015,490
Total liabilities and stockholders’ equity	$40,702,519	$39,405,727
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,885,862	150,444,019
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Mar 31,
(In thousands, except per share data)	2023	2022
Interest income
Interest and fees on loans	$391,320	$167,697
Interest and dividends on investment securities
Taxable	30,142	16,472
Tax-exempt	16,025	16,108
Other interest	5,329	1,993
Total interest income	442,817	202,270
Interest expense
Interest on deposits	109,422	3,571
Interest on federal funds purchased and securities sold under agreements to repurchase	3,143	38
Interest on other short-term funding	—	1
Interest on FHLB advances	49,960	8,182
Interest on long-term funding	6,281	2,730
Total interest expense	168,807	14,522
Net interest income	274,010	187,747
Provision for credit losses	17,971	(3,990)
Net interest income after provision for credit losses	256,039	191,737
Noninterest income
Wealth management fees	20,189	22,404
Service charges and deposit account fees	12,994	16,856
Card-based fees	10,586	9,926
Other fee-based revenue	4,276	3,766
Capital markets, net	5,083	8,646
Mortgage banking, net	3,545	8,391
Bank and corporate owned life insurance	2,664	2,071
Asset gains, net	263	188
Investment securities gains (losses), net	51	21
Other	2,422	2,198
Total noninterest income	62,073	74,467
Noninterest expense
Personnel	116,420	104,811
Technology	23,598	21,485
Occupancy	15,063	16,080
Business development and advertising	5,849	4,954
Equipment	4,930	4,960
Legal and professional	3,857	5,087
Loan and foreclosure costs	1,138	2,014
FDIC assessment	6,875	5,100
Other intangible amortization	2,203	2,203
Other	7,479	6,597
Total noninterest expense	187,412	173,292
Income before income taxes	130,700	92,912
Income tax expense	27,340	18,650
Net income	103,360	74,262
Preferred stock dividends	2,875	2,875
Net income available to common equity	$100,485	$71,387
Earnings per common share
Basic	$0.67	$0.48
Diluted	$0.66	$0.47
Average common shares outstanding
Basic	149,763	148,781
Diluted	151,128	150,492

Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Net income	$103,360	$74,262
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	36,478	(103,284)
Unrealized (losses) on AFS securities transferred to HTM securities	—	(67,604)
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,267	1,108
Reclassification adjustment for net (gains) realized in net income	—	(21)
Income tax benefit (expense)	(9,892)	43,098
Other comprehensive income (loss) on AFS securities	28,853	(126,702)
Cash flow hedge derivatives
Net unrealized gains	13,763	—
Reclassification adjustment for net losses realized in net income	1,262	—
Income tax (expense)	(4,694)	—
Other comprehensive income on cash flow hedge derivatives	10,331	—
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(81)	(81)
Amortization of actuarial loss	30	74
Income tax benefit	79	2
Other comprehensive income (loss) on pension and postretirement obligations	27	(6)
Total other comprehensive income (loss)	39,211	(126,708)
Comprehensive income (loss)	$142,571	$(52,445)
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2022	$194,112	$1,752	$1,712,733	$2,904,882	$(272,799)	$(525,190)	$4,015,490
Comprehensive income:
Net income	—	—	—	103,360	—	—	103,360
Other comprehensive income	—	—	—	—	39,211	—	39,211
Comprehensive income							142,571
Common stock issued:
Stock-based compensation plans, net	—	—	(12,612)	—	—	14,379	1,766
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,362)	(5,362)
Cash dividends:
Common stock, $0.21 per share	—	—	—	(32,013)	—	—	(32,013)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,086	—	—	—	6,086
Balance, March 31, 2023	$194,112	$1,752	$1,706,206	$2,973,354	$(233,588)	$(516,173)	$4,125,663
Numbers may not sum due to rounding.
(a) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	$193,195	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(a)	—	—	—	1,713	—	—	1,713
Total stockholders' equity at beginning of period, as adjusted	193,195	1,752	1,713,851	2,674,314	(10,317)	(546,229)	4,026,566
Comprehensive (loss):
Net income	—	—	—	74,262	—	—	74,262
Other comprehensive (loss)	—	—	—	—	(126,708)	—	(126,708)
Comprehensive (loss)							(52,445)
Common stock issued:
Stock-based compensation plans, net	—	—	(11,911)	—	—	18,565	6,654
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,193)	(5,193)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,583)	—	—	(30,583)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,164	—	—	—	6,164
Balance, March 31, 2022	$193,195	$1,752	$1,708,104	$2,715,118	$(137,024)	$(532,858)	$3,948,287
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
(b) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$103,360	$74,262
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	17,971	(3,990)
Depreciation and amortization	11,425	11,680
Change in MSRs valuation	1,857	(9,451)
Amortization of other intangible assets	2,203	2,203
Amortization and accretion on earning assets, funding, and other, net	338	5,338
Net amortization of tax credit investments	8,574	8,535
(Gains) on sales of investment securities, net	—	(21)
Asset (gains), net	(263)	(188)
Loss on mortgage banking activities, net	251	4,183
Mortgage loans originated and acquired for sale	(69,254)	(252,113)
Proceeds from sales of mortgage loans held for sale	54,652	296,089
Changes in certain assets and liabilities:
(Increase) in interest receivable	(7,955)	(2,592)
(Decrease) increase in interest payable	14,775	(1,917)
(Decrease) in expense payable	(52,396)	(46,737)
(Decrease) increase in net derivative position	(42,403)	152,545
Net change in other assets and other liabilities	4,336	8,292
Net cash provided by operating activities	47,470	246,119
Cash flows from investing activities
Net (increase) in loans	(414,268)	(305,878)
Purchases of:
AFS securities	(681,386)	(409,076)
HTM securities	(41,524)	(135,301)
Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	(56,892)	(301)
Proceeds from:
Sales of AFS securities	—	734
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	15,765	8
Prepayments, calls, and maturities of AFS securities	79,746	167,986
Prepayments, calls, and maturities of HTM securities	33,053	51,206
Sales, prepayments, calls, and maturities of other assets	10,115	18,012
Premises, equipment, and software, net of disposals	(13,898)	(17,141)
Net change in tax credit and alternative investments	(7,033)	(10,293)
Net cash (used in) investing activities	(1,076,322)	(640,045)
Cash flows from financing activities
Net increase (decrease) in deposits	695,723	(60,949)
Net increase (decrease) in short-term funding	(379,329)	45,098
Net increase in short-term FHLB advances	660,000	320,000
Repayment of long-term FHLB advances	(507)	(414,578)
Proceeds from long-term FHLB advances	115	11,506
Proceeds from issuance of long-term funding	292,740	—
(Repayment) proceeds of finance lease principal	(21)	399
Proceeds from issuance of common stock for stock-based compensation plans	1,766	6,654
Purchase of treasury stock, stock-based compensation plans	(5,362)	(5,193)
Cash dividends on common stock	(32,013)	(30,583)
Cash dividends on preferred stock	(2,875)	(2,875)
Net cash provided by (used in) financing activities	1,230,238	(130,521)
Net increase (decrease) in cash and cash equivalents	201,385	(524,447)
Cash and cash equivalents at beginning of period	621,455	1,025,515
Cash and cash equivalents at end of period(a)	$822,840	$501,068
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$153,760	$16,267
Cash paid for (received from) income and franchise taxes	1,086	(1,471)
Loans and bank premises transferred to OREO	3,599	426
Capitalized mortgage servicing rights	474	3,042
Loans transferred into held for sale from portfolio, net	94	2,644
Transfer of AFS securities to HTM securities	—	1,621,990
Unsettled trades to purchase securities	—	4,246
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	(10,724)	—
Fair value adjustment on cash flow hedge	10,331	—

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2022 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. Estimates that are particularly susceptible to significant change include the determination of the ACLL. Management has evaluated subsequent events for potential recognition or disclosure.
Within the tables presented, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.
Note 2 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2022 Annual Report on Form 10-K.
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2022-02 Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures	The FASB issued these amendments to eliminate accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty, and to require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, and should be applied prospectively, except as provided in the next sentence. For the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Early adoption is permitted if an entity has adopted the amendments in Update 2016-03, including adoption in an interim period.	1st Quarter 2023	Adoption of this amendment did not have a material impact on the Corporation's results of operation, financial position or liquidity, but resulted in additional disclosure requirements related to gross charge offs by vintage year and the removal of TDR disclosures, replaced by additional disclosures on the types of modifications of loans to borrowers experiencing financial difficulties. The Corporation has adopted this update prospectively.

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

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2023-02 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and must be applied on either a modified retrospective or a retrospective basis. Early adoption is permitted in any interim period, however if adopted in an interim period the entity shall adopt the amendments in this update as of the beginning of the fiscal year that includes the interim period.	1st Quarter 2024	The Corporation is currently evaluating the impact on its results of operation, financial position, liquidity, and disclosures.
Note 3 Earnings Per Common Share
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

	Three Months Ended Mar 31,
($ in thousands, except per share data)	2023	2022
Net income	$103,360	$74,262
Preferred stock dividends	(2,875)	(2,875)
Net income available to common equity	$100,485	$71,387
Common shareholder dividends	(31,808)	(30,372)
Unvested share-based payment awards	(205)	(211)
Undistributed earnings	$68,472	$40,804
Undistributed earnings allocated to common shareholders	$68,086	$40,548
Undistributed earnings allocated to unvested share-based payment awards	386	256
Undistributed earnings	$68,472	$40,804
Basic
Distributed earnings to common shareholders	$31,808	$30,372
Undistributed earnings allocated to common shareholders	68,086	40,548
Total common shareholders earnings, basic	$99,894	$70,920
Diluted
Distributed earnings to common shareholders	$31,808	$30,372
Undistributed earnings allocated to common shareholders	68,086	40,548
Total common shareholders earnings, diluted	$99,894	$70,920
Weighted average common shares outstanding	149,763	148,781
Effect of dilutive common stock awards	1,365	1,711
Diluted weighted average common shares outstanding	151,128	150,492
Basic earnings per common share	$0.67	$0.48
Diluted earnings per common share	$0.66	$0.47
Approximately 2 million anti-dilutive common stock options were excluded from the earnings per common share calculation for both the three months ended March 31, 2023 and 2022.

Note 4 Stock-Based Compensation
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
A summary of the Corporation’s stock option activity for the three months ended March 31, 2023 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	3,994	$21.06	5.11 years	$10,525
Exercised	34	17.07
Forfeited or expired	—	—
Outstanding at March 31, 2023	3,960	$21.10	4.87 years	$1,039
Options Exercisable at March 31, 2023	3,746	$21.27	4.75 years	$887
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2023, the intrinsic value of stock options exercised was approximately $219,000, compared to $3 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, the total fair value of stock options vested was approximately $955,000 compared to $2 million for the three months ended March 31, 2022.
The Corporation recognized compensation expense for the vesting of stock options of approximately $108,000 for the three months ended March 31, 2023, compared to $241,000 for the three months ended March 31, 2022. At March 31, 2023, the Corporation had approximately $270,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
The Corporation also has issued time-based and performance-based restricted stock awards under the 2017 Incentive Compensation Plan and subsequent 2020 Incentive Compensation Plan. Performance awards are based on performance goals determined by the Compensation and Benefits Committee of the Corporation's Board of Directors, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
The following table summarizes information about the Corporation’s restricted stock awards activity for the three months ended March 31, 2023:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	2,303	$20.81
Granted	813	22.67
Vested	630	20.99
Forfeited	2	21.92
Outstanding at March 31, 2023	2,484	$21.38
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2022 and 2023 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2022 and 2023 will vest ratably over a period of four years. Expense for restricted stock awards of $6 million was recorded for both the three months ended March 31, 2023 and the three months ended March 31, 2022. Included in compensation expense for the first three months of 2023 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $31 million of unrecognized compensation costs related to restricted stock awards at March 31, 2023 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2027.
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

Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at March 31, 2023 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U. S. Treasury securities	$124,478	$—	$(12,735)	$111,743
Agency securities	15,000	—	(1,271)	13,730
Obligations of state and political subdivisions (municipal securities)	230,673	291	(2,063)	228,902
Residential mortgage-related securities:
FNMA/FHLMC	1,768,846	260	(194,529)	1,574,578
GNMA	1,092,742	7,273	(4,427)	1,095,588
Commercial mortgage-related securities:
FNMA/FHLMC	18,952	—	(1,335)	17,618
GNMA	194,550	17	(5,101)	189,466
Asset backed securities:
FFELP	147,876	—	(4,791)	143,084
SBA	4,020	13	(50)	3,983
Other debt securities	3,000	—	(82)	2,918
Total AFS investment securities	$3,600,137	$7,854	$(226,383)	$3,381,607
HTM investment securities
U. S. Treasury securities	$999	$—	$(51)	$947
Obligations of state and political subdivisions (municipal securities)	1,720,177	4,888	(146,544)	1,578,521
Residential mortgage-related securities:
FNMA/FHLMC	981,065	30,284	(163,514)	847,835
GNMA	53,298	195	(2,897)	50,596
Private-label	361,170	11,242	(71,147)	301,265
Commercial mortgage-related securities:
FNMA/FHLMC	785,516	14,657	(156,369)	643,803
GNMA	64,859	502	(6,826)	58,536
Total HTM investment securities	$3,967,083	$61,768	$(547,349)	$3,481,502

The amortized cost and fair values of AFS and HTM securities at December 31, 2022 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U. S. Treasury securities	$124,441	$—	$(15,063)	$109,378
Agency securities	15,000	—	(1,468)	13,532
Obligations of state and political subdivisions (municipal securities)	235,693	96	(5,074)	230,714
Residential mortgage-related securities:
FNMA/FHLMC	1,820,642	404	(216,436)	1,604,610
GNMA	502,537	314	(5,255)	497,596
Commercial mortgage-related securities:
FNMA/FHLMC	19,038	—	(1,896)	17,142
GNMA	115,031	—	(4,569)	110,462
Asset backed securities:
FFELP	157,138	—	(5,947)	151,191
SBA	4,512	15	(51)	4,477
Other debt securities	3,000	—	(78)	2,922
Total AFS investment securities	$2,997,032	$830	$(255,837)	$2,742,025
HTM investment securities
U. S. Treasury securities	$999	$—	$(62)	$936
Obligations of state and political subdivisions (municipal securities)	1,732,351	1,994	(182,697)	1,551,647
Residential mortgage-related securities:
FNMA/FHLMC	961,231	31,301	(175,760)	816,771
GNMA	52,979	85	(3,436)	49,628
Private-label	364,728	11,697	(72,920)	303,505
Commercial mortgage-related securities:
FNMA/FHLMC	778,796	15,324	(178,281)	615,839
GNMA	69,369	577	(7,254)	62,691
Total HTM investment securities	$3,960,451	$60,978	$(620,411)	$3,401,018
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at March 31, 2023, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,773	$6,768	$14,358	$14,350
Due after one year through five years	179,763	165,292	36,046	35,926
Due after five years through ten years	150,181	149,003	161,217	159,591
Due after ten years	36,434	36,229	1,509,554	1,369,602
Total debt securities	373,151	357,292	1,721,175	1,579,468
Residential mortgage-related securities:
FNMA/FHLMC	1,768,846	1,574,578	981,065	847,835
GNMA	1,092,742	1,095,588	53,298	50,596
Private-label	—	—	361,170	301,265
Commercial mortgage-related securities:
FNMA/FHLMC	18,952	17,618	785,516	643,803
GNMA	194,550	189,466	64,859	58,536
Asset backed securities:
FFELP	147,876	143,084	—	—
SBA	4,020	3,983	—	—
Total investment securities	$3,600,137	$3,381,607	$3,967,083	$3,481,502
Ratio of fair value to amortized cost		93.9%		87.8%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at March 31, 2023:

($ in thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	807,729	903,689	7,602	1,157	1,720,177
Residential mortgage-related securities:
FNMA/FHLMC	981,065	—	—	—	981,065
GNMA	53,298	—	—	—	53,298
Private-label	361,170	—	—	—	361,170
Commercial mortgage-related securities:
FNMA/FHLMC	785,516	—	—	—	785,516
GNMA	64,859	—	—	—	64,859
Total HTM securities	$3,054,635	$903,689	$7,602	$1,157	$3,967,083
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2022:

($ in thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	806,529	917,059	7,604	1,158	1,732,351
Residential mortgage-related securities:
FNMA/FHLMC	961,231	—	—	—	961,231
GNMA	52,979	—	—	—	52,979
Private-label	364,728	—	—	—	364,728
Commercial mortgage-related securities:
FNMA/FHLMC	778,796	—	—	—	778,796
GNMA	69,369	—	—	—	69,369
Total HTM securities	$3,034,630	$917,059	$7,604	$1,158	$3,960,451
The following table summarizes gross realized gains and losses on AFS securities, net write-up of equity securities, and proceeds from the sale of investment securities for the three months ended March 31, 2023 and 2022:

	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Gross gains on AFS securities	$—	$21
Net write-up of equity securities	51	—
Investment securities gains (losses), net	$51	$21
Proceeds from sales of AFS investment securities	$—	$734
Investment securities with a carrying value of $2.2 billion and $2.3 billion at March 31, 2023 and December 31, 2022, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $16 million and $19 million at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on AFS securities totaled $12 million and $9 million at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both March 31, 2023 and December 31, 2022.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both March 31, 2023 and December 31, 2022, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $25,000 at March 31, 2023 and approximately $54,000 at December 31, 2022, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2023:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	7	$(12,735)	$111,743	$(12,735)	$111,743
Agency securities	—	—	—	1	(1,271)	13,730	(1,271)	13,730
Obligations of state and political subdivisions (municipal securities)	189	(1,025)	111,529	72	(1,037)	40,199	(2,063)	151,727
Residential mortgage-related securities:
FNMA/FHLMC	12	(3,619)	51,021	96	(190,909)	1,504,384	(194,529)	1,555,405
GNMA	23	(2,583)	294,212	9	(1,844)	33,128	(4,427)	327,340
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,335)	17,618	(1,335)	17,618
GNMA	13	(1,039)	100,585	29	(4,062)	74,665	(5,101)	175,250
Asset backed securities:
FFELP	—	—	—	15	(4,791)	143,084	(4,791)	143,084
SBA	2	(1)	331	6	(49)	1,755	(50)	2,087
Other debt securities	1	(31)	969	2	(51)	1,949	(82)	2,918
Total	240	$(8,299)	$558,647	238	$(218,084)	$1,942,255	$(226,383)	$2,500,901
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(51)	$947	$(51)	$947
Obligations of state and political subdivisions (municipal securities)	311	(7,598)	454,461	400	(138,946)	614,842	(146,544)	1,069,304
Residential mortgage-related securities:
FNMA/FHLMC	63	(2,881)	75,386	50	(160,633)	762,280	(163,514)	837,666
GNMA	16	(168)	6,511	63	(2,729)	32,771	(2,897)	39,282
Private-label	—	—	—	18	(71,147)	301,265	(71,147)	301,265
Commercial mortgage-related securities:
FNMA/FHLMC	4	(473)	29,658	41	(155,897)	614,153	(156,369)	643,811
GNMA	—	—	—	14	(6,826)	58,536	(6,826)	58,536
Total	394	$(11,120)	$566,017	587	$(536,229)	$2,384,794	$(547,349)	$2,950,811

For comparative purposes, the following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2022:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	7	$(15,063)	$109,378	$(15,063)	$109,378
Agency securities	—	—	—	1	(1,468)	13,532	(1,468)	13,532
Obligations of state and political subdivisions (municipal securities)	358	(5,066)	201,260	4	(8)	1,916	(5,074)	203,176
Residential mortgage-related securities:
FNMA/FHLMC	24	(31,266)	260,986	84	(185,170)	1,321,420	(216,436)	1,582,406
GNMA	23	(4,415)	220,276	2	(840)	11,096	(5,255)	231,372
Commercial mortgage-related securities:
FNMA/FHLMC	1	(1,896)	17,142	—	—	—	(1,896)	17,142
GNMA	33	(3,920)	101,036	4	(649)	9,426	(4,569)	110,462
Asset backed securities:
FFELP	3	(1,668)	44,304	12	(4,278)	106,887	(5,947)	151,191
SBA	2	(1)	417	6	(50)	2,057	(51)	2,474
Other debt securities	2	(30)	1,970	1	(49)	951	(78)	2,922
Total	446	$(48,263)	$847,391	121	$(207,575)	$1,576,665	$(255,837)	$2,424,055
HTM investment securities
U.S. Treasury securities	1	$(62)	$936	—	$—	$—	$(62)	$936
Obligations of state and political subdivisions (municipal securities)	771	(96,282)	1,079,216	156	(86,415)	231,022	(182,697)	1,310,238
Residential mortgage-related securities:
FNMA/FHLMC	79	(18,925)	143,201	22	(156,836)	671,570	(175,760)	814,770
GNMA	81	(3,436)	44,476	—	—	—	(3,436)	44,476
Private-label	3	(9,509)	58,733	15	(63,411)	244,772	(72,920)	303,505
Commercial mortgage-related securities:
FNMA/FHLMC	4	(3,814)	20,338	39	(174,467)	576,911	(178,281)	597,249
GNMA	8	(2,528)	34,612	6	(4,726)	28,080	(7,254)	62,691
Total	947	$(134,556)	$1,381,511	238	$(485,855)	$1,752,354	$(620,411)	$3,133,865
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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at March 31, 2023 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $245 million and $209 million at March 31, 2023 and December 31, 2022, respectively. The Corporation had Federal Reserve Bank stock of $87 million at both March 31, 2023 and December 31, 2022. Accrued interest receivable on FHLB stock totaled $4 million and $3 million at March 31, 2023 and December 31, 2022, respectively. There was approximately $776,000 of accrued interest receivable on Federal Reserve Bank Stock at March 31, 2023, and none at December 31, 2022. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. At both March 31, 2023 and December 31, 2022, the Corporation had equity securities with readily determinable fair values of $6 million.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values, which primarily consists of Visa Class B restricted shares and an investment in a private SBA loan fund, was carried at $24 million and $19 million at March 31, 2023 and December 31, 2022, respectively.
Note 6 Loans
The period end loan composition was as follows:

($ in thousands)	Mar 31, 2023	Dec 31, 2022
Asset-based lending & equipment finance	$522,834	$458,887
Commercial and industrial	9,346,947	9,300,567
Commercial real estate — owner occupied	1,050,236	991,722
Commercial and business lending	10,920,017	10,751,176
Commercial real estate — investor	5,094,249	5,080,344
Real estate construction	2,147,070	2,155,222
Commercial real estate lending	7,241,318	7,235,565
Total commercial	18,161,335	17,986,742
Residential mortgage	8,605,164	8,511,550
Auto finance	1,551,538	1,382,073
Home equity	609,787	624,353
Other consumer	279,248	294,851
Total consumer	11,045,737	10,812,828
Total loans	$29,207,072	$28,799,569
Accrued interest receivable on loans totaled $119 million at March 31, 2023, and $113 million at December 31, 2022, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed was immaterial at both the three months ended March 31, 2023 and 2022.

The following table presents loans by credit quality indicator by origination year at March 31, 2023:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2023	2022	2021	2020	2019	Prior	Total
Asset-based lending & equipment finance:
Risk rating:
Pass	$—	$60,256	$55,535	$262,074	$125,609	$1,420	$543	$—	$505,437
Potential Problem	—	—	—	1,396	—	16,000	—	—	17,396
Asset-based lending & equipment finance	$—	$60,256	$55,535	$263,471	$125,609	$17,420	$543	$—	$522,834
Commercial and industrial:
Risk rating:
Pass	$71	$2,003,455	$332,572	$2,872,816	$2,101,488	$467,455	$558,852	$685,216	$9,021,853
Special Mention	—	86,593	—	30,540	31,161	2,913	—	33,501	184,709
Potential Problem	128	39,951	6,145	34,388	27,494	4,675	132	4,865	117,650
Nonaccrual	9,500	—	—	4,707	9,500	8,528	—	—	22,735
Commercial and industrial	$9,698	$2,130,000	$338,716	$2,942,451	$2,169,643	$483,571	$558,983	$723,583	$9,346,947
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$22,344	$87,095	$205,922	$234,300	$150,009	$152,649	$151,106	$1,003,424
Special Mention	—	—	—	—	—	3,483	9,500	274	13,257
Potential Problem	—	—	2,812	877	11,651	4,064	518	12,156	32,077
Nonaccrual	8	—	8	1,470	—	—	—	—	1,478
Commercial real estate - owner occupied	$8	$22,344	$89,914	$208,269	$245,950	$157,555	$162,667	$163,536	$1,050,236
Commercial and business lending:
Risk rating:
Pass	$71	$2,086,055	$475,201	$3,340,812	$2,461,397	$618,883	$712,044	$836,323	$10,530,715
Special Mention	—	86,593	—	30,540	31,161	6,396	9,500	33,775	197,965
Potential Problem	128	39,951	8,956	36,661	39,145	24,739	649	17,021	167,124
Nonaccrual	9,508	—	8	6,177	9,500	8,528	—	—	24,213
Commercial and business lending	$9,707	$2,212,600	$484,166	$3,414,190	$2,541,203	$658,546	$722,194	$887,119	$10,920,017
Commercial real estate - investor:
Risk rating:
Pass	$—	$118,873	$324,298	$1,506,258	$1,375,935	$612,765	$489,024	$411,246	$4,838,398
Special Mention	—	—	18,454	92,149	22,247	8,225	—	—	141,075
Potential Problem	—	—	24,803	22,047	22,209	—	1,019	19,575	89,653
Nonaccrual	—	—	—	—	24,855	—	—	267	25,122
Commercial real estate - investor	$—	$118,873	$367,555	$1,620,454	$1,445,246	$620,991	$490,042	$431,088	$5,094,249
Real estate construction:
Risk rating:
Pass	$—	$29,616	$34,604	$1,025,918	$812,505	$197,722	$7,510	$11,059	$2,118,934
Special Mention	—	—	—	—	—	12,308	15,651	—	27,958
Nonaccrual	—	—	—	—	—	—	—	178	178
Real estate construction	$—	$29,616	$34,604	$1,025,918	$812,505	$210,030	$23,160	$11,237	$2,147,070
Commercial real estate lending:
Risk rating:
Pass	$—	$148,489	$358,901	$2,532,176	$2,188,440	$810,487	$496,533	$422,305	$6,957,332
Special Mention	—	—	18,454	92,149	22,247	20,533	15,651	—	169,033
Potential Problem	—	—	24,803	22,047	22,209	—	1,019	19,575	89,653
Nonaccrual	—	—	—	—	24,855	—	—	445	25,300
Commercial real estate lending	$—	$148,489	$402,159	$2,646,372	$2,257,752	$831,020	$513,203	$442,325	$7,241,318
Total commercial:
Risk rating:
Pass	$71	$2,234,544	$834,103	$5,872,988	$4,649,837	$1,429,370	$1,208,578	$1,258,628	$17,488,047
Special Mention	—	86,593	18,454	122,689	53,408	26,929	25,151	33,775	366,999
Potential Problem	128	39,951	33,760	58,708	61,354	24,739	1,668	36,596	256,776
Nonaccrual	9,508	—	8	6,177	34,355	8,528	—	445	49,513
Total commercial	$9,707	$2,361,089	$886,324	$6,060,562	$4,798,955	$1,489,566	$1,235,396	$1,329,444	$18,161,335

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2023	2022	2021	2020	2019	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$85,201	$1,490,848	$2,221,515	$1,687,853	$798,205	$2,261,293	$8,544,915
Special Mention	—	—	91	—	—	95	—	105	291
Potential Problem	—	—	45	216	548	—	551	323	1,684
Nonaccrual	—	—	279	7,384	4,101	8,394	4,356	33,760	58,274
Residential mortgage	$—	$—	$85,616	$1,498,448	$2,226,164	$1,696,342	$803,113	$2,295,481	$8,605,164
Auto finance:
Risk rating:
Pass	$—	$—	$239,138	$1,208,658	$98,290	$299	$1,020	$388	$1,547,793
Special Mention	—	—	—	1,168	141	—	—	—	1,310
Nonaccrual	—	—	—	1,952	474	—	9	—	2,436
Auto finance	$—	$—	$239,138	$1,211,778	$98,906	$299	$1,029	$388	$1,551,538
Home equity:
Risk rating:
Pass	$2,173	$495,755	$230	$31,083	$6,835	$2,243	$5,732	$59,670	$601,549
Special Mention	18	124	—	—	—	—	29	594	747
Potential Problem	14	—	14	196	—	—	34	—	244
Nonaccrual	388	20	—	303	106	131	252	6,434	7,246
Home equity	$2,592	$495,900	$244	$31,583	$6,941	$2,374	$6,047	$66,698	$609,787
Other consumer:
Risk rating:
Pass	$90	$190,219	$1,860	$5,279	$4,017	$1,922	$849	$74,324	$278,471
Special Mention	1	617	—	13	11	3	10	23	676
Nonaccrual	—	44	—	—	7	6	6	36	100
Other consumer	$91	$190,881	$1,860	$5,292	$4,035	$1,930	$866	$74,384	$279,248
Total consumer:
Risk rating:
Pass	$2,263	$685,974	$326,429	$2,735,869	$2,330,657	$1,692,318	$805,806	$2,395,676	$10,972,729
Special Mention	19	742	91	1,181	152	98	39	722	3,024
Potential Problem	14	—	59	413	548	—	585	323	1,928
Nonaccrual	388	65	279	9,639	4,688	8,530	4,624	40,231	68,056
Total consumer	$2,683	$686,781	$326,858	$2,747,101	$2,336,046	$1,700,946	$811,054	$2,436,951	$11,045,737
Total loans:
Risk rating:
Pass	$2,334	$2,920,518	$1,160,532	$8,608,857	$6,980,494	$3,121,688	$2,014,384	$3,654,303	$28,460,776
Special Mention	19	87,335	18,545	123,869	53,560	27,027	25,189	34,497	370,023
Potential Problem	141	39,951	33,818	59,120	61,903	24,739	2,253	36,919	258,704
Nonaccrual	9,896	65	287	15,816	39,044	17,058	4,624	40,675	117,569
Total loans	$12,390	$3,047,870	$1,213,182	$8,807,663	$7,135,000	$3,190,512	$2,046,450	$3,766,395	$29,207,072
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2022:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Asset-based lending & equipment finance:
Risk rating:
Pass	$—	$47,446	$269,258	$121,914	$1,832	$653	$85	$—	$441,189
Potential Problem	—	—	1,448	—	16,250	—	—	—	17,698
Asset-based lending & equipment finance:	$—	$47,446	$270,706	$121,914	$18,082	$653	$85	$—	$458,887
Commercial and industrial:
Risk rating:
Pass	$1,423	$1,891,331	$2,976,288	$2,245,094	$566,001	$572,467	$330,557	$432,906	$9,014,644
Special Mention	—	93,209	3,411	23,607	—	—	19	32,497	152,744
Potential Problem	447	24,549	39,952	4,193	5,637	38,169	218	6,133	118,851
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and industrial	$5,796	$2,009,089	$3,024,861	$2,272,895	$580,757	$610,636	$330,794	$471,535	$9,300,567
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$12,447	$211,645	$225,627	$163,965	$160,370	$73,487	$97,420	$944,961
Special Mention	—	—	—	—	1,136	1,491	9,713	—	12,339
Potential Problem	—	1,325	1,238	11,141	5,523	10,769	370	4,055	34,422
Commercial real estate - owner occupied	$—	$13,772	$212,883	$236,769	$170,624	$172,630	$83,570	$101,475	$991,722
Commercial and business lending:
Risk rating:
Pass	$1,423	$1,951,224	$3,457,191	$2,592,636	$731,798	$733,490	$404,129	$530,326	$10,400,794
Special Mention	—	93,209	3,411	23,607	1,136	1,491	9,732	32,497	165,083
Potential Problem	447	25,874	42,638	15,335	27,410	48,938	589	10,188	170,971
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and business lending	$5,796	$2,070,307	$3,508,450	$2,631,578	$769,463	$783,919	$414,449	$573,010	$10,751,176
Commercial real estate - investor:
Risk rating:
Pass	$38,412	$106,280	$1,633,094	$1,419,000	$683,121	$530,444	$262,858	$210,299	$4,845,096
Special Mention	—	—	61,968	24,149	7,361	9,400	—	10,455	113,333
Potential Problem	—	—	16,147	21,303	27,635	1,333	19,017	7,099	92,535
Nonaccrual	—	—	2,177	25,668	—	—	—	1,535	29,380
Commercial real estate - investor	$38,412	$106,280	$1,713,387	$1,490,120	$718,117	$541,177	$281,875	$229,387	$5,080,344
Real estate construction:
Risk rating:
Pass	$—	$29,892	$900,593	$913,107	$241,230	$12,062	$2,226	$9,775	$2,108,885
Special Mention	—	—	—	—	12,174	33,087	—	—	45,261
Potential Problem	—	—	—	—	970	—	—	—	970
Nonaccrual	—	—	—	—	—	—	—	105	105
Real estate construction	$—	$29,892	$900,593	$913,107	$254,374	$45,149	$2,226	$9,880	$2,155,222
Commercial real estate lending:
Risk rating:
Pass	$38,412	$136,173	$2,533,687	$2,332,107	$924,351	$542,505	$265,083	$220,073	$6,953,981
Special Mention	—	—	61,968	24,149	19,535	42,487	—	10,455	158,595
Potential Problem	—	—	16,147	21,303	28,605	1,333	19,017	7,099	93,505
Nonaccrual	—	—	2,177	25,668	—	—	—	1,640	29,485
Commercial real estate lending	$38,412	$136,173	$2,613,980	$2,403,227	$972,492	$586,326	$284,101	$239,267	$7,235,565

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Total commercial:
Risk rating:
Pass	$39,835	$2,087,396	$5,990,879	$4,924,743	$1,656,149	$1,275,996	$669,213	$750,399	$17,354,774
Special Mention	—	93,209	65,379	47,756	20,671	43,978	9,732	42,952	323,677
Potential Problem	447	25,874	58,785	36,638	56,016	50,271	19,606	17,287	264,476
Nonaccrual	3,926	—	7,387	25,668	9,119	—	—	1,640	43,814
Total commercial	$44,208	$2,206,480	$6,122,430	$5,034,805	$1,741,955	$1,370,245	$698,550	$812,278	$17,986,742
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,410,566	$2,184,125	$1,716,663	$817,164	$370,724	$1,951,406	$8,450,648
Special Mention	—	—	—	284	96	—	—	63	444
Potential Problem	—	—	455	71	—	738	29	685	1,978
Nonaccrual	—	—	8,506	3,851	6,219	3,744	5,014	31,145	58,480
Residential mortgage	$—	$—	$1,419,527	$2,188,332	$1,722,979	$821,645	$375,768	$1,983,299	$8,511,550
Auto finance:
Risk rating:
Pass	$—	$—	$1,271,205	$106,102	$333	$1,267	$446	$61	$1,379,414
Special Mention	—	—	1,052	118	—	—	—	—	1,170
Nonaccrual	—	—	1,149	331	—	9	—	—	1,490
Auto finance	$—	$—	$1,273,406	$106,551	$333	$1,276	$446	$61	$1,382,073
Home equity:
Risk rating:
Pass	$7,254	$508,212	$31,389	$6,508	$2,112	$6,197	$6,966	$54,827	$616,211
Special Mention	47	102	—	—	—	—	47	310	458
Potential Problem	—	15	—	—	—	34	2	146	197
Nonaccrual	1,590	—	306	102	131	307	319	6,322	7,487
Home equity	$8,891	$508,329	$31,695	$6,610	$2,243	$6,538	$7,333	$61,605	$624,353
Other consumer:
Risk rating:
Pass	$64	$199,942	$7,429	$5,256	$2,468	$1,238	$174	$77,611	$294,117
Special Mention	6	490	11	—	5	5	—	25	537
Nonaccrual	78	56	11	21	10	56	10	34	197
Other consumer	$147	$200,488	$7,452	$5,276	$2,482	$1,300	$184	$77,670	$294,851
Total consumer:
Risk rating:
Pass	$7,318	$708,154	$2,720,589	$2,301,991	$1,721,576	$825,866	$378,310	$2,083,904	$10,740,390
Special Mention	52	592	1,063	403	101	5	47	398	2,609
Potential Problem	—	15	455	71	—	772	31	831	2,175
Nonaccrual	1,668	56	9,973	4,304	6,360	4,116	5,343	37,501	67,654
Total consumer	$9,038	$708,817	$2,732,080	$2,306,769	$1,728,037	$830,759	$383,731	$2,122,635	$10,812,828
Total loans:
Risk rating:
Pass	$47,152	$2,795,551	$8,711,468	$7,226,734	$3,377,725	$2,101,861	$1,047,522	$2,834,303	$28,095,164
Special Mention	52	93,801	66,443	48,159	20,772	43,983	9,778	43,350	326,286
Potential Problem	447	25,889	59,240	36,709	56,016	51,043	19,637	18,118	266,651
Nonaccrual	5,595	56	17,360	29,972	15,479	4,116	5,343	39,141	111,467
Total loans	$53,246	$2,915,297	$8,854,510	$7,341,574	$3,469,992	$2,201,004	$1,082,280	$2,934,912	$28,799,569
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year at March 31, 2023:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	YTD 2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$823	$—	$—	$—	$—	$—	$2,152	$2,975
Commercial and business lending	823	—	—	—	—	—	2,152	2,975
Total commercial	823	—	—	—	—	—	2,152	2,975
Residential mortgage	—	—	107	19	8	2	32	168
Auto finance	—	—	922	181	—	—	—	1,103
Home equity	—	—	43	14	—	22	33	111
Other consumer	916	—	117	49	9	5	48	1,144
Total consumer	916	—	1,189	263	17	29	112	2,525
Total gross charge offs	$1,739	$—	$1,189	$263	$17	$29	$2,264	$5,501
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that warrant specific attention from management. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Accruing loan modifications could be pass or special mention, depending on the risk rating on the loan. Potential problem loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a loan modification, meet the criteria to be individually evaluated. Commercial loans classified as special mention, potential problem, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The following table presents loans by past due status at March 31, 2023:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Asset-based lending & equipment finance	$522,834	$—	$—	$—	$—	$522,834
Commercial and industrial	9,319,650	4,110	130	323	22,735	9,346,947
Commercial real estate - owner occupied	1,045,803	2,955	—	—	1,478	1,050,236
Commercial and business lending	10,888,287	7,065	130	323	24,213	10,920,017
Commercial real estate - investor	5,069,126	—	—	—	25,122	5,094,249
Real estate construction	2,146,892	—	—	—	178	2,147,070
Commercial real estate lending	7,216,018	—	—	—	25,300	7,241,318
Total commercial	18,104,305	7,065	130	323	49,513	18,161,335
Residential mortgage	8,539,264	7,430	196	—	58,274	8,605,164
Auto finance	1,540,463	7,330	1,310	—	2,436	1,551,538
Home equity	598,427	3,366	747	—	7,246	609,787
Other consumer	276,045	976	747	1,380	100	279,248
Total consumer	10,954,199	19,102	3,000	1,380	68,056	11,045,737
Total loans	$29,058,504	$26,167	$3,130	$1,703	$117,569	$29,207,072
(a) Of the total nonaccrual loans, $78 million, or 66%, were current with respect to payment at March 31, 2023.
(b) No interest income was recognized on nonaccrual loans for the three months ended March 31, 2023. In addition, there were $15 million of nonaccrual loans for which there was no related ACLL at March 31, 2023.

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

Loan Modifications and Troubled Debt Restructurings
Under ASU 2022-02, effective January 1, 2023, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on TDRs under the previous disclosure requirements.
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three months ended March 31, 2023. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at March 31, 2023.

Interest Rate Concession
($ in thousands)	Amortized Cost
Commercial and industrial	$47
Auto	61
Home equity	31
Other consumer	498
Total loans modified	$637

Term Extension
($ in thousands)	Amortized Cost
Residential mortgage	$209
Total loans modified	$209

Combination - Interest Rate Concession and Term Extension
($ in thousands)	Amortized Cost
Residential mortgage	$165
Home equity	93
Total loans modified	$258

The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans as of March 31, 2023:

Interest Rate Concession
Loan Type	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
Commercial and industrial	(16)%
Auto	(2)%
Home equity	1%
Other consumer	(20)%
Total loans modified(b)	(17)%
(a) Due to market conditions, some interest rate concessions on floating rate loans may involve an increase in rate that was lower in comparison to the rate of increase for floating rate loans not modified.
(b) During the three months ended March 31, 2023, interest rate concessions changed the weighted average interest rate on modified loans from 22% to 5%, which primarily consisted of credit cards.

Term Extension
Loan Type	Financial Effect, Weighted Average Term Increase(a)
Residential mortgage	26 months
Total loans modified	26 months
(a) During the three months ended March 31, 2023, term extensions changed the weighted average term on modified loans from 334 months to 360 months.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the last three months at March 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Commercial and industrial	$47	$—	$—	$—
Residential mortgage	126	—	—	248
Auto	61	—	—	—
Home equity	31	—	—	93
Other consumer	498	—	—	—
Total loans modified	$763	$—	$—	$341
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous three months and subsequently had a payment default, as of March 31, 2023:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Home equity	$—	$—	$60
The following table presents nonaccrual and performing restructured loans by loan portfolio at December 31, 2022:

($ in thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$12,453	$—
Commercial real estate — owner occupied	316	—
Commercial real estate — investor	128	2,074
Real estate construction	195	9
Residential mortgage	16,829	17,117
Home equity	2,148	927
Other consumer	798	—
Total restructured loans	$32,868	$20,127
(a) Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the three months ended March 31, 2022:

($ in thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Residential mortgage	24	$6,421	$6,502
Home equity	3	80	101
Total loans modified	27	$6,500	$6,603
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
During the three months ended March 31, 2022, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans for the three months ended March 31, 2022 primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.
The following table provides the number of loans modified during the previous twelve months which subsequently defaulted during the three months ended March 31, 2022, and the recorded investment in these restructured loans at the time of default as of March 31, 2022:

	Three Months Ended March 31, 2022
($ in thousands)	Number of Loans	Recorded Investment
Residential mortgage	1	$884
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for March 31, 2023 was the Moody's baseline scenario from February 2023, which was reviewed against the March 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the three months ended March 31, 2023:

($ in thousands)	Dec 31, 2022	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Mar 31, 2023	ACLL / Loans
Allowance for loan losses
Asset-based lending & equipment finance	$6,564	$—	$—	$—	$2	$6,566
Commercial and industrial	112,512	(2,975)	1,216	(1,759)	6,930	117,683
Commercial real estate — owner occupied	9,475	—	3	3	785	10,263
Commercial and business lending	128,551	(2,975)	1,219	(1,756)	7,717	134,512
Commercial real estate — investor	54,398	—	—	—	412	54,809
Real estate construction	45,589	—	18	18	3,946	49,552
Commercial real estate lending	99,986	—	18	18	4,357	104,362
Total commercial	228,538	(2,975)	1,237	(1,738)	12,075	238,874
Residential mortgage	38,298	(168)	114	(53)	851	39,096
Auto finance	19,619	(1,103)	147	(957)	3,531	22,193
Home equity	14,875	(111)	451	340	(442)	14,774
Other consumer	11,390	(1,144)	263	(881)	986	11,495
Total consumer	84,182	(2,525)	975	(1,550)	4,925	87,557
Total loans	$312,720	$(5,501)	$2,212	$(3,289)	$17,000	$326,432
Allowance for unfunded commitments
Asset-based lending & equipment finance	$601	$—	$—	$—	$(103)	$498
Commercial and industrial	12,396	—	—	—	(123)	12,273
Commercial real estate — owner occupied	103	—	—	—	146	249
Commercial and business lending	13,101	—	—	—	(80)	13,020
Commercial real estate — investor	710	—	—	—	159	868
Real estate construction	20,583	—	—	—	963	21,546
Commercial real estate lending	21,292	—	—	—	1,122	22,414
Total commercial	34,393	—	—	—	1,041	35,435
Home equity	2,699	—	—	—	(8)	2,691
Other consumer	1,683	—	—	—	(34)	1,650
Total consumer	4,382	—	—	—	(41)	4,341
Total loans	$38,776	$—	$—	$—	$1,000	$39,776
Allowance for credit losses on loans
Asset-based lending & equipment finance	$7,165	$—	$—	$—	$(102)	$7,063	1.35%
Commercial and industrial	124,908	(2,975)	1,216	(1,759)	6,808	129,957	1.39%
Commercial real estate — owner occupied	9,579	—	3	3	931	10,513	1.00%
Commercial and business lending	141,652	(2,975)	1,219	(1,756)	7,637	147,533	1.35%
Commercial real estate — investor	55,108	—	—	—	570	55,678	1.09%
Real estate construction	66,171	—	18	18	4,909	71,098	3.31%
Commercial real estate lending	121,279	—	18	18	5,479	126,776	1.75%
Total commercial	262,931	(2,975)	1,237	(1,738)	13,116	274,309	1.51%
Residential mortgage	38,298	(168)	114	(53)	851	39,096	0.45%
Auto finance	19,619	(1,103)	147	(957)	3,531	22,193	1.43%
Home equity	17,574	(111)	451	340	(449)	17,465	2.86%
Other consumer	13,073	(1,144)	263	(881)	952	13,145	4.71%
Total consumer	88,565	(2,525)	975	(1,550)	4,884	91,898	0.83%
Total loans	$351,496	$(5,501)	$2,212	$(3,289)	$18,000	$366,208	1.25%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2022:

($ in thousands)	Dec 31, 2021	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2022	ACLL / Loans
Allowance for loan losses
Asset-based lending & equipment finance	$4,182	$—	$—	$—	$2,382	$6,564
Commercial and industrial	85,675	(4,491)	5,282	791	26,047	112,512
Commercial real estate — owner occupied	11,473	—	13	13	(2,011)	9,475
Commercial and business lending	101,330	(4,491)	5,295	804	26,418	128,551
Commercial real estate — investor	72,803	(50)	50	—	(18,405)	54,398
Real estate construction	37,643	(48)	106	58	7,887	45,589
Commercial real estate lending	110,446	(98)	156	58	(10,518)	99,986
Total commercial	211,776	(4,588)	5,451	862	15,900	228,538
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619
Home equity	14,011	(587)	1,385	798	66	14,875
Other consumer	11,441	(3,363)	1,010	(2,353)	2,301	11,390
Total consumer	68,239	(5,558)	3,401	(2,157)	18,100	84,182
Total loans	$280,015	$(10,146)	$8,852	$(1,294)	$34,000	$312,720
Allowance for unfunded commitments
Asset-based lending & equipment finance	$857	$—	$—	$—	$(256)	$601
Commercial and industrial	17,601	—	—	—	(5,205)	12,396
Commercial real estate — owner occupied	208	—	—	—	(105)	103
Commercial and business lending	18,667	—	—	—	(5,566)	13,101
Commercial real estate — investor	936	—	—	—	(226)	710
Real estate construction	15,586	—	—	—	4,997	20,583
Commercial real estate lending	16,522	—	—	—	4,770	21,292
Total commercial	35,189	—	—	—	(796)	34,393
Home equity	2,592	—	—	—	107	2,699
Other consumer	1,995	—	—	—	(311)	1,683
Total consumer	4,587	—	—	—	(204)	4,382
Total loans	$39,776	$—	$—	$—	$(1,000)	$38,776
Allowance for credit losses on loans
Asset-based lending & equipment finance	$5,040	$—	$—	$—	$2,125	$7,165	1.56%
Commercial and industrial	103,276	(4,491)	5,282	791	20,842	124,908	1.34%
Commercial real estate — owner occupied	11,681	—	13	13	(2,115)	9,579	0.97%
Commercial and business lending	119,997	(4,491)	5,295	804	20,852	141,652	1.32%
Commercial real estate — investor	73,739	(50)	50	—	(18,631)	55,108	1.08%
Real estate construction	53,229	(48)	106	58	12,884	66,171	3.07%
Commercial real estate lending	126,968	(98)	156	58	(5,748)	121,279	1.68%
Total commercial	246,965	(4,588)	5,451	862	15,104	262,931	1.46%
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298	0.45%
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619	1.42%
Home equity	16,603	(587)	1,385	798	173	17,574	2.81%
Other consumer	13,436	(3,363)	1,010	(2,353)	1,990	13,073	4.43%
Total consumer	72,825	(5,558)	3,401	(2,157)	17,896	88,565	0.82%
Total loans	$319,791	$(10,146)	$8,852	$(1,294)	$33,000	$351,496	1.22%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2022, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the overall bank common stock index (based on the S&P 400 Regional Bank Sub-Industry Index), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2022 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2022 or the first three months of 2023.
The Corporation had goodwill of $1.1 billion at both March 31, 2023 and December 31, 2022.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

($ in thousands)	Three Months Ended March 31, 2023	Year Ended Dec 31, 2022
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(41,030)	(38,827)
Net book value	$47,079	$49,282
Amortization during the period	$2,203	$8,811
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSRs are not traded in active markets. As a result, a cash flow model is used to determine fair value. Key assumptions and estimates, projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, are used in measuring the fair value of the MSRs asset. These assumptions are considered significant unobservable inputs. See Note 11 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 12 which further discusses fair value measurement relative to the MSRs asset.
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows:

($ in thousands)	Three Months Ended March 31, 2023	Year Ended Dec 31, 2022
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$77,351	$54,862
Cumulative effect of accounting methodology change	N/A	2,296
Balance at beginning of period, adjusted	$77,351	$57,158
Additions	474	7,279
Paydowns	(1,489)	(9,350)
Valuation:
Change in fair value model assumptions	—	5,715
Changes in fair value of asset	(1,857)	16,549
Mortgage servicing rights at end of period	$74,479	$77,351
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,611,770	$6,711,820
Mortgage servicing rights to servicing portfolio	1.13%	1.15%

The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2023. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Nine months ended December 31, 2023	$6,608	$9,713
2024	8,811	12,079
2025	8,811	10,382
2026	8,811	8,924
2027	8,811	7,518
2028	3,485	6,564
Beyond 2028	1,742	19,299
Total estimated amortization expense and MSRs decay	$47,079	$74,479
Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	Mar 31, 2023	Dec 31, 2022
Short-term funding
Federal funds purchased	$350	$344,170
Securities sold under agreements to repurchase	208,048	240,969
Federal funds purchased and securities sold under agreements to repurchase	208,398	585,139
Commercial paper	18,210	20,798
Total short-term funding	$226,608	$605,937
Long-term funding
Corporation subordinated notes, at par	$550,000	$250,000
Discount and capitalized costs	(8,513)	(544)
Subordinated debt fair value hedge(a)	2,168	(1,855)
Finance leases	448	469
Total long-term funding	$544,103	$248,071
Total short and long-term funding, excluding FHLB advances	$770,711	$854,007
FHLB advances
Short-term FHLB advances	$3,785,000	$3,125,000
Long-term FHLB advances	1,208,745	1,209,170
FHLB advances fair value hedge(a)	(7,607)	(14,308)
Total FHLB advances	$4,986,138	$4,319,861
Total short and long-term funding	$5,756,849	$5,173,869
(a) For additional information on the fair value hedges, see Note 9.
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At March 31, 2023, the Corporation had pledged securities valued at 157% of the gross outstanding balance of repurchase agreements to manage this risk.

The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of March 31, 2023 and December 31, 2022 are presented in the following table:

	Overnight and Continuous
($ in thousands)	Mar 31, 2023	Dec 31, 2022
Repurchase agreements
Agency mortgage-related securities	$208,048	$240,969
Long-Term Funding
Subordinated Notes
In November 2014, the Corporation issued $250 million of 10-year subordinated notes, due January 2025, and callable October 2024. The subordinated notes have a fixed coupon interest rate of 4.25% and were issued at a discount.
In February 2023, the Corporation issued $300 million of 10-year subordinated notes, due March 1, 2033 and redeemable (i) on the reset date of March 1, 2028 and on any interest payment date thereafter, (ii) at any time on or after the three month period prior to the maturity date, and (iii) upon the occurrence of a Regulatory Capital Treatment Event (as defined in the Global Note). The subordinated notes have a fixed coupon interest rate of 6.625% until the reset date, after which the rate will be equal to the Five-Year U.S. Treasury Rate as of the reset date plus 2.812% per annum. The notes were issued at a discount.
Finance Leases
Finance leases are used in conjunction with branch operations. See Note 16 for additional disclosure regarding the Corporation’s leases.
Note 9 Derivative and Hedging Activities
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $106 million and $92 million of investment securities as collateral at March 31, 2023 and December 31, 2022, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was approximately $610,000 at March 31, 2023, compared to $3 million at December 31, 2022.
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
Derivatives to Accommodate Customer Needs
The Corporation facilitates customer borrowing activity by entering into various derivative contracts which are designated as free standing derivative contracts. Free standing derivative products are entered into primarily for the benefit of commercial customers seeking to manage their exposures to interest rate risk and foreign currency. These derivative contracts are not designated against specific assets and liabilities on the consolidated balance sheets or forecasted transactions and, therefore, do not qualify for hedge accounting treatment. Such derivative contracts are carried at fair value in other assets and accrued expenses and other liabilities on the consolidated balance sheets with changes in the fair value recorded as a component of capital markets, net, and typically include interest rate-related instruments (swaps and caps) and foreign currency exchange forwards. See Note 10 for additional information and disclosures on balance sheet offsetting.
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
Mortgage Derivatives
Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments are recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets with the changes in fair value recorded as a component of mortgage banking, net on the consolidated statements of income.
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

The following table presents the total notional amounts and gross fair values of the Corporation’s derivatives, as well as the balance sheet netting adjustments as of March 31, 2023 and December 31, 2022. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2023 and December 31, 2022. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	Mar 31, 2023				Dec 31, 2022
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments	$2,000,000	$19,416	$850,000	$—	$900,000	$4,349	$1,150,000	$1,260
Not designated as hedging instruments:
Interest rate-related and other instruments	4,412,666	71,619	4,737,474	199,339	4,246,823	62,401	4,599,391	251,398
Foreign currency exchange forwards	468,094	3,313	454,970	3,194	499,078	1,922	461,134	1,801
Mortgage banking(a)	59,184	338	83,500	441	21,265	86	33,000	46
Total not designated as hedging instruments		75,271		202,974		64,410		253,245
Gross derivatives before netting		94,687		202,974		68,759		254,506
Less: Legally enforceable master netting agreements		8,301		8,301		2,788		2,788
Less: Cash collateral pledged/received		36,331		342		26,898		217
Total derivative instruments, after netting		$50,056		$194,331		$39,072		$251,500

(a) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	March 31, 2023		December 31, 2022
Other long-term funding	$(552,168)	$(2,168)	$(248,145)	$1,855
FHLB Advances	(592,393)	7,607	(585,692)	14,308
Total	$(1,144,561)	$5,439	$(833,837)	$16,163
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At March 31, 2023, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $315 million and is included in loans on the consolidated balance sheets. This amount includes $1 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.
The table below identifies the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income for the three months ended March 31, 2023 and 2022:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three months ended Mar 31,
	2023		2022
($ in thousands)	Interest Income	Interest Expense	Interest Income
Total amounts of income presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(1,321)	$2,515	$(179)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(59)	10,724	(179)
Derivatives designated as hedging instruments(a)	(1,262)	(8,209)	—
(a) Includes net settlements on the derivatives.

The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Interest rate-related instruments designated as cash flow hedging instruments
Amount of gain recognized in OCI on cash flow hedge derivative(a)	$13,763	$—
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	1,262	—
(a) The entirety of gains recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $6 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to March 31, 2023. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 44 months as of March 31, 2023.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three months ended March 31, 2023 and 2022:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Mar 31,
($ in thousands)		2023	2022
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(70)	$558
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	2,521	(3,666)
Foreign currency exchange forwards	Capital markets, net	(2)	123
Interest rate lock commitments (mortgage)	Mortgage banking, net	252	(2,842)
Forward commitments (mortgage)	Mortgage banking, net	(395)	4,757
Note 10 Balance Sheet Offsetting
Interest Rate-Related Instruments and Foreign Exchange Forwards (“Interest and Foreign Exchange Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions. The Corporation is party to master netting arrangements with some of its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported with assets and liabilities offset resulting in a net position which is further offset by any cash collateral, and is reported in other assets and accrued expenses and other liabilities on the face of the consolidated balance sheets. For disclosure purposes, the net position on the consolidated balance sheets can be further netted down by investment securities collateral received or pledged. See Note 9 for additional information on the Corporation’s derivative and hedging activities.

The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2023 and December 31, 2022. The interest and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
March 31, 2023	$78,018	$(8,301)	$(36,331)	$33,387	$(32,827)	$560
December 31, 2022	63,029	(2,788)	(26,898)	33,342	(30,753)	2,589

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
March 31, 2023	$8,676	$(8,301)	$(342)	$34	$—	$34
December 31, 2022	3,096	(2,788)	(217)	91	—	91
Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

($ in thousands)	Mar 31, 2023	Dec 31, 2022
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$11,919,626	$12,444,275
Commercial letters of credit(a)	5,413	3,188
Standby letters of credit(c)	251,565	270,692
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at March 31, 2023 or December 31, 2022.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $3 million at both March 31, 2023 and December 31, 2022, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$39,776
Provision for unfunded commitments	1,000	(1,000)
Balance at end of period	$39,776	$38,776
Lending-related commitments include commitments to extend credit, commitments to originate residential mortgage loans held for sale, commercial letters of credit, and standby letters of credit. Commitments to extend credit are legally binding agreements to lend to customers at predetermined interest rates, as long as there is no violation of any condition established in the contracts. Interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans are considered derivative instruments, and the fair value of these commitments is recorded in other assets and accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s derivative and hedging activity is further described in Note 9. Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Commercial letters of credit are issued specifically to facilitate commerce and typically result in the commitment being drawn on when the underlying transaction is consummated between the customer and the third party, while standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party.
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at March 31, 2023 was $241 million, compared to $250 million at December 31, 2022, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $9 million and $8 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $237 million at March 31, 2023 and $246 million at December 31, 2022.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $34 million at March 31, 2023 and $40 million at December 31, 2022. Additionally, at March 31, 2023, the Corporation also invests in a private SBA loan fund, recorded in equity securities on the consolidated balance sheets, the purpose of which is to identify CRA qualifying loans within a target region, which has a remaining unfunded equity contribution of $5 million.
For the three months ended March 31, 2023 and the year ended December 31, 2022, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $28 million at March 31, 2023 and $27 million December 31, 2022, included in tax credit and other investments on the consolidated balance sheets.
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
Regulatory Matters
A variety of consumer products, including mortgage and deposit products, and certain fees and charges related to such products, have come under increased regulatory scrutiny. It is possible that regulatory authorities could bring enforcement actions, including civil money penalties, or take other actions against the Corporation in regard to these consumer products. The Bank could also determine of its own accord, or be required by regulators, to refund or otherwise make remediation payments to customers in connection with these products. It is not possible at this time for management to assess the probability of a material adverse outcome or reasonably estimate the amount of any potential loss related to such matters.
Mortgage Repurchase Reserve
The Corporation sells residential mortgage loans to investors in the normal course of business. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under the Corporation's usual underwriting procedures, and are most often sold on a nonrecourse basis, primarily to the GSEs. The Corporation’s agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, and insurability. Subsequent to being sold, if a material underwriting deficiency or documentation defect is discovered, the Corporation may be obligated to repurchase the loan or reimburse the GSEs for losses incurred (collectively, “make whole requests”). The make whole requests and any related risk of loss under the representations and warranties are largely driven by borrower performance. The Corporation also sells qualifying residential mortgage loans guaranteed by U.S. government agencies into GNMA pools.
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2 million and $6 million for the three months ended March 31, 2023 and the year ended December 31, 2022, respectively. There were no loss reimbursement and settlement claims paid in the three months ended March 31, 2023, and no such claims were paid for the year ended December 31, 2022. Make whole requests since January 1, 2022 generally arose from loans originated since January 1, 2021 with such balances totaling $2.5 billion at the time of sale, consisting primarily of loans sold to GSEs. As of March 31, 2023, $2.1 billion of those loans originated since January 1, 2021 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $566,000 at March 31, 2023 and $1 million at December 31, 2022.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At both March 31, 2023 and December 31, 2022, there were $7 million of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At March 31, 2023 and December 31, 2022, there were $18 million and $19 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 12 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).

The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2022 Annual Report on Form 10-K.
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Mar 31, 2023	Dec 31, 2022
Assets
AFS investment securities:
U.S. Treasury securities	Level 1	$111,743	$109,378
Agency securities	Level 2	13,730	13,532
Obligations of state and political subdivisions (municipal securities)	Level 2	228,902	230,714
Residential mortgage-related securities:
FNMA / FHLMC	Level 2	1,574,578	1,604,610
GNMA	Level 2	1,095,588	497,596
Commercial mortgage-related securities:
FNMA / FHLMC	Level 2	17,618	17,142
GNMA	Level 2	189,466	110,462
Asset backed securities:
FFELP	Level 2	143,084	151,191
SBA	Level 2	3,983	4,477
Other debt securities	Level 2	2,918	2,922
Total AFS investment securities	Level 1	$111,743	$109,378
Total AFS investment securities	Level 2	3,269,864	2,632,647
Equity securities with readily determinable fair values	Level 1	6,286	5,991
Residential loans held for sale	Level 2	35,742	20,383
Mortgage servicing rights, net	Level 3	74,479	77,351
Interest rate-related instruments designated as hedging instruments(a)	Level 2	19,416	4,349
Interest rate-related and other instruments not designated as hedging instruments(a)	Level 2	71,619	62,401
Foreign currency exchange forwards(a)	Level 2	3,313	1,922
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	338	86
Liabilities
Interest rate-related instruments designated as hedging instruments(a)	Level 2	$—	$1,260
Interest rate-related and other instruments not designated as hedging instruments(a)	Level 2	199,339	251,398
Foreign currency exchange forwards(a)	Level 2	3,194	1,801
Forward commitments to sell residential mortgage loans	Level 3	441	46
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the three months ended March 31, 2023 and the year ended December 31, 2022, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2021	$2,617	$(30)	$2,647
New production	10,442	(2,028)	12,470
Closed loans / settlements	(913)	24,766	(25,679)
Other	(12,060)	(22,662)	10,603
Change in mortgage derivative	(2,531)	76	(2,607)
Balance December 31, 2022	$86	$46	$40
New production	$1,134	$(294)	$1,429
Closed loans / settlements	(570)	46	(616)
Other	(312)	644	(956)
Change in mortgage derivative	252	395	(143)
Balance March 31, 2023	$338	$441	$(103)

The following table presents the carrying value of equity securities without readily determinable fair values still held as of March 31, 2023 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of March 31, 2023:

($ in thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2022	$19,225
Carrying value changes	—
Purchases	5,003
Sales	—
Carrying value as of March 31, 2023	$24,228

Cumulative upward carrying value changes between January 1, 2018 and March 31, 2023	$19,134
Cumulative downward carrying value changes/impairment between January 1, 2018 and March 31, 2023	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
March 31, 2023
Assets
Individually evaluated loans	Level 3	$35,499	Provision for credit losses	$4,608
OREO(b)	Level 2	70	Other noninterest expense / provision for credit losses(c)	46

December 31, 2022
Assets
Individually evaluated loans	Level 3	$23,584	Provision for credit losses	$4,405
OREO(b)	Level 2	2,196	Other noninterest expense / provision for credit losses(c)	971
Equity securities without readily determinable fair values	Level 3	19,134	Investment securities gains (losses), net	5,690
(a) Includes the full year impact on the consolidated statements of income.
(b) If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value and is therefore not included in the table.
(c) When a property's value is written down at the time it is transferred to OREO, the charge off is booked to the provision for credit losses. When a property is already in OREO and subsequently written down, the charge off is booked to other noninterest expense.
Certain nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis include the fair value analysis in the goodwill impairment test as well as intangible assets and other nonfinancial long-lived assets measured at fair value for the purpose of impairment assessment.
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

March 31, 2023	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	6%	-	9%	7%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	7%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	25%	-	48%	35%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing Ratio	5%	-	100%	74%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		Mar 31, 2023		Dec 31, 2022
($ in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$311,269	$311,269	$436,952	$436,952
Interest-bearing deposits in other financial institutions	Level 1	511,116	511,116	156,693	156,693
Federal funds sold and securities purchased under agreements to resell	Level 1	455	455	27,810	27,810
AFS investment securities	Level 1	111,743	111,743	109,378	109,378
AFS investment securities	Level 2	3,269,864	3,269,864	2,632,647	2,632,647
HTM investment securities, net	Level 1	999	947	999	936
HTM investment securities, net	Level 2	3,966,060	3,480,530	3,959,399	3,400,028
Equity securities with readily determinable fair values	Level 1	6,286	6,286	5,991	5,991
Equity securities without readily determinable fair values	Level 2	5,000	5,000	—	—
Equity securities without readily determinable fair values	Level 3	19,228	19,228	19,225	19,225
FHLB and Federal Reserve Bank stocks	Level 2	331,420	331,420	295,496	295,496
Residential loans held for sale	Level 2	35,742	35,742	20,383	20,383
Commercial loans held for sale	Level 2	33,490	33,490	—	—
Loans, net	Level 3	28,880,640	27,921,022	28,486,849	27,481,426
Bank and corporate owned life insurance	Level 2	677,328	677,328	676,530	676,530
Mortgage servicing rights, net	Level 3	74,479	74,479	77,351	77,351
Derivatives (other assets)(a)	Level 2	94,349	94,349	68,672	68,672
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	338	338	86	86
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$27,393,908	$27,393,908	$27,705,996	$27,705,996
Brokered CDs and other time deposits(b)	Level 2	2,937,916	2,937,916	1,930,158	1,930,158
Short-term funding	Level 2	226,608	226,600	605,937	605,205
FHLB advances	Level 2	4,986,138	4,987,658	4,319,861	4,322,264
Other long-term funding	Level 2	544,103	535,836	248,071	242,151
Standby letters of credit(c)	Level 2	2,717	2,717	2,881	2,881
Derivatives (accrued expenses and other liabilities)(a)	Level 2	202,533	202,533	254,459	254,459
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	441	441	46	46
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $252 million at March 31, 2023 and $271 million at December 31, 2022. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
Note 13 Retirement Plans
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

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended Mar 31,
($ in thousands)	2023	2022
RAP
Service cost	$796	$923
Interest cost	2,686	1,772
Expected return on plan assets	(8,202)	(6,736)
Amortization of prior service cost	(63)	(63)
Amortization of actuarial loss	37	74
Total net periodic pension cost	$(4,746)	$(4,029)
Postretirement Plan
Interest cost	$20	$13
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss (gain)	(7)	—
Total net periodic benefit cost	$(7)	$(6)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the three months ended March 31, 2023 and 2022.
Note 14 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2022 Annual Report on Form 10-K, with certain exceptions. The more significant of these exceptions are described herein.
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
The Corporation allocates net interest income using an internal FTP methodology that charges users of funds (assets, primarily loans) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment and/or re-pricing characteristics of the assets and liabilities. The net effect of this allocation is offset in the Risk Management and Shared Services segment to ensure consolidated totals reflect the Corporation's net interest income. The net FTP allocation is reflected as net intersegment interest income (expense) in the accompanying tables.
The provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using the methodologies described in the Corporation’s 2022 Annual Report on Form 10-K. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including, when applicable, amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, and asset gains on disposed business units) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting note in the Corporation’s 2022 Annual Report on Form 10-K.
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
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Net interest income	$219,123	$90,633
Net intersegment interest income (expense)	(80,980)	8,525
Segment net interest income	138,143	99,158
Noninterest income	32,715	37,728
Total revenue	170,858	136,886
Provision for credit losses	13,782	12,653
Noninterest expense	62,061	56,528
Income before income taxes	95,015	67,705
Income tax expense	17,737	12,307
Net income	$77,278	$55,399
Allocated goodwill	$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Net interest income	$80,284	$69,544
Net intersegment interest income	88,079	18,833
Segment net interest income	168,363	88,377
Noninterest income	25,949	33,207
Total revenue	194,312	121,584
Provision for credit losses	6,758	4,656
Noninterest expense	111,694	98,461
Income before income taxes	75,860	18,466
Income tax expense	15,931	3,878
Net income	$59,930	$14,588
Allocated goodwill	$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Net interest income	$(25,397)	$27,570
Net intersegment (expense)	(7,099)	(27,358)
Segment net interest income (loss)	(32,496)	212
Noninterest income	3,409	3,532
Total revenue	(29,087)	3,744
Provision for credit losses	(2,568)	(21,300)
Noninterest expense	13,658	18,303
Income (loss) before income taxes	(40,176)	6,741
Income tax expense (benefit)	(6,328)	2,465
Net income (loss)	$(33,848)	$4,275
Allocated goodwill	$—	$—

	Consolidated Total
	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Net interest income	$274,010	$187,747
Net intersegment interest income	—	—
Segment net interest income	274,010	187,747
Noninterest income	62,073	74,467
Total revenue	336,083	262,214
Provision for credit losses	17,971	(3,990)
Noninterest expense	187,412	173,292
Income before income taxes	130,700	92,912
Income tax expense	27,340	18,650
Net income	$103,360	$74,262
Allocated goodwill	$1,104,992	$1,104,992

Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2023 and 2022, including changes during the preceding three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive income before reclassifications	36,478	—	—	36,478
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost	2,267	—	—	2,267
Other assets / accrued expenses and other liabilities	—	13,763	—	13,763
Interest income	—	1,262	—	1,262
Personnel expense	—	—	(81)	(81)
Other expense	—	—	30	30
Income tax (expense) benefit	(9,892)	(4,694)	79	(14,507)
Net other comprehensive income during period	28,853	10,331	27	39,211
Balance March 31, 2023	$(204,339)	$13,691	$(42,940)	$(233,588)

Balance December 31, 2021	$(5,266)	$—	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	(103,284)	—	—	(103,284)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities (gains), net	(21)	—	—	(21)
HTM investment securities, net, at amortized cost	1,108	—	—	1,108
Personnel expense	—	—	(81)	(81)
Other expense	—	—	74	74
Income tax benefit	43,098	—	2	43,100
Net other comprehensive (loss) during period	(126,702)	—	(6)	(126,708)
Balance March 31, 2022	$(131,968)	$—	$(5,057)	$(137,024)
Note 16 Leases
The Corporation has operating leases for retail and corporate office, land, and equipment. The Corporation also has a finance lease for retail and corporate offices.
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Mar 31,
($ in thousands)	2023	2022
Operating lease costs	$1,464	$1,798
Finance lease costs	23	41
Operating lease cash flows	1,828	2,407
Finance lease cash flows	22	44

The lease classifications on the consolidated balance sheets were as follows:

($ in thousands)	Consolidated Balance Sheets Category	Mar 31, 2023	Dec 31, 2022
Operating lease right-of-use asset	Premises and equipment	$24,377	$25,617
Finance lease right-of-use asset	Other assets	433	455
Operating lease liability	Accrued expenses and other liabilities	26,938	28,357
Finance lease liability	Other long-term funding	448	469
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Mar 31, 2023			Dec 31, 2022
($ in thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Retail and corporate offices	$24,738	5.76	2.63%	$26,140	5.92	2.62%
Land	4,569	7.44	3.15%	4,766	7.59	3.14%
Equipment	—	0.00	—%	—	0.00	—%
Total operating leases	$29,307	6.01	2.71%	$30,906	6.17	2.70%
Finance leases
Retail and corporate offices	$463	5.00	1.32%	$485	5.25	1.32%
Total finance leases	$463	5.00	1.32%	$485	5.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
Nine months ended December 31, 2023	$4,540	$69	$4,609
2024	5,735	93	5,827
2025	4,512	93	4,605
2026	4,246	93	4,339
2027	3,807	93	3,899
Beyond 2027	6,468	23	6,491
Total lease payments	$29,307	$463	$29,770
Less: interest	2,369	15	2,384
Present value of lease payments	$26,938	$448	$27,386
As of March 31, 2023 and December 31, 2022, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $12 million and $13 million, respectively. The leases that had not yet commenced as of March 31, 2023 will commence between April 2023 and January 2024 with lease terms of 1 year to 6 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, in Item 1A of Part II herein, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $28.8 billion increased $4.7 billion, or 20%, from the first three months of 2022, with growth across nearly all loan categories. For 2023, the Corporation expects period end loan growth of 6% to 8%.
•Average deposits of $29.9 billion increased $1.2 billion, or 4%, from the first three months of 2022, driven by increases in all interest-bearing deposit categories, offset by decreases in noninterest-bearing demand deposits. For 2023, the Corporation expects average core customer deposit growth of 1% to 3%.
•Net interest income of $274 million increased $86 million, or 46%, from the first three months of 2022, and net interest margin was 3.07% compared to 2.42% for the first three months of 2022. The increase in net interest income was driven by higher interest income as a result of growth in balances across all loan categories, which also benefited from the Federal Reserve increasing the federal funds target interest rate 450 bp since March 31, 2022. For 2023, the Corporation expects net interest income growth of 13% to 15%.
•Provision for credit losses had a provision of $18 million, compared to a release of $4 million for the first three months of 2022, primarily due to loan growth within the portfolio. For 2023, we expect to adjust provision to reflect changes to risk grades, economic conditions, loan volumes, and other indications of credit quality.
•Noninterest income of $62 million decreased $12 million, or 17%, from the first three months of 2022, partially driven by the $5 million, or 58%, decrease in mortgage banking, net, which was primarily the result of increased MSRs expense related to the net valuation adjustments of the MSRs asset. Additionally, both capital markets fees and service charges and deposit account fees decreased by $4 million, or 41% and 23% respectively, due to lower swap and syndication activity, and reduced fees associated with the elimination and reduction of deposit account fees. For 2023, the Corporation expects total noninterest income to compress by 8% to 10%.
•Noninterest expense of $187 million increased $14 million, or 8%, from the first three months of 2022, primarily driven by higher personnel expense due to additional staffing for implementation of recently announced initiatives and continued investment in our employees. For 2023, the Corporation expects total noninterest expense to grow by 4%.

Table 1 Summary Results of Operations: Trends

	Three months ended
($ in thousands, except per share data)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Net income	$103,360	$108,762	$96,275	$86,824	$74,262
Net income available to common equity	100,485	105,887	93,400	83,949	71,387
Earnings per common share - basic	0.67	0.70	0.62	0.56	0.48
Earnings per common share - diluted	0.66	0.70	0.62	0.56	0.47
Effective tax rate	20.92%	18.89%	21.37%	21.20%	20.07%

Table 2 Net Interest Income Analysis

	Three Months Ended
	Mar 31, 2023			Dec 31, 2022			Mar 31, 2022
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Asset-based lending & equipment finance	$480,472	$7,448	6.28%	$421,540	$5,901	5.56%	$202,836	$1,449	2.90%
Commercial and business lending (excl ABL and equipment finance)	10,135,554	159,726	6.39%	10,108,444	141,283	5.55%	8,859,450	54,031	2.47%
Commercial real estate lending	7,251,193	119,087	6.66%	7,062,405	105,479	5.93%	6,177,062	43,886	2.88%
Total commercial	17,867,219	286,262	6.50%	17,592,389	252,663	5.70%	15,239,348	99,366	2.64%
Residential mortgage	8,584,528	70,711	3.30%	8,443,661	68,069	3.22%	7,671,329	55,403	2.89%
Auto finance	1,490,115	16,458	4.48%	1,244,436	12,911	4.12%	305,202	2,649	3.52%
Other retail	903,956	18,494	8.23%	914,848	16,366	7.13%	881,859	10,662	4.87%
Total loans	28,845,818	391,925	5.49%	28,195,334	350,009	4.93%	24,097,738	168,081	2.81%
Investment securities
Taxable	4,912,416	30,142	2.45%	4,336,132	21,435	1.98%	4,350,109	16,472	1.52%
Tax-exempt(a)	2,329,519	20,192	3.47%	2,428,751	21,000	3.46%	2,384,601	20,296	3.40%
Other short-term investments	493,061	5,329	4.37%	408,091	3,779	3.68%	1,154,939	1,993	0.70%
Investments and other	7,734,996	55,664	2.88%	7,172,975	46,213	2.57%	7,889,649	38,761	1.96%
Total earning assets	36,580,814	$447,589	4.94%	35,368,309	$396,222	4.46%	31,987,386	$206,842	2.60%
Other assets, net	3,026,251			3,017,127			3,212,796
Total assets	$39,607,065			$38,385,436			$35,200,182
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,664,624	$9,859	0.86%	$4,660,696	$3,607	0.31%	$4,529,991	$380	0.03%
Interest-bearing demand	6,814,487	29,918	1.78%	6,831,213	20,861	1.21%	6,722,038	1,025	0.06%
Money market	7,536,393	41,637	2.24%	7,382,793	23,728	1.28%	7,030,945	965	0.06%
Network transaction deposits	1,147,089	12,825	4.53%	901,168	8,261	3.64%	734,895	265	0.15%
Time deposits	2,362,260	15,182	2.61%	1,463,204	4,262	1.16%	1,313,101	937	0.29%
Total interest-bearing deposits	22,524,853	109,422	1.97%	21,239,073	60,719	1.13%	20,330,970	3,571	0.07%
Federal funds purchased and securities sold under agreements to repurchase	429,780	3,143	2.97%	424,352	2,280	2.13%	293,915	38	0.05%
Commercial paper	17,339	—	0.01%	12,927	—	0.01%	27,963	1	0.01%
FHLB advances	4,254,532	49,960	4.76%	3,790,101	36,824	3.85%	1,610,983	8,182	2.06%
Long-term funding	408,175	6,281	6.16%	248,645	2,470	3.97%	249,632	2,730	4.38%
Total short and long-term funding	5,109,826	59,384	4.71%	4,476,025	41,575	3.69%	2,182,492	10,951	2.03%
Total interest-bearing liabilities	27,634,679	$168,807	2.48%	25,715,098	$102,294	1.58%	22,513,462	$14,522	0.26%
Noninterest-bearing demand deposits	7,340,219			8,088,435			8,316,399
Other liabilities	570,166			590,223			383,528
Stockholders’ equity	4,062,001			3,991,679			3,986,792
Total liabilities and stockholders’ equity	$39,607,065			$38,385,436			$35,200,182
Interest rate spread			2.46%			2.88%			2.34%
Net free funds			0.61%			0.43%			0.08%
Fully tax-equivalent net interest income and net interest margin		$278,782	3.07%		$293,929	3.31%		$192,320	2.42%
Fully tax-equivalent adjustment		4,772			4,939			4,573
Net interest income		$274,010			$288,989			$187,747

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $86 million, or 45%, and $86 million, or 46%, higher than the first three months of 2022, respectively. Average loans increased $4.7 billion, or 20%, while average investments and other short-term investments decreased $155 million, or 2%, from the first three months of 2022. The increase in net interest income was driven by a higher federal funds target rate combined with growth in all major loan categories. Since March 31, 2022, the Federal Reserve increased the federal funds target interest rate 450 bp, which contributed to the yield on earning assets increasing by 234 bp. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities increased $5.1 billion, or 23%, compared to the first three months of 2022. Interest-bearing deposits increased $2.2 billion, or 11%, driven primarily by increases in money market accounts, network transaction deposits, and time deposits. Average noninterest-bearing demand deposits decreased $976 million, or 12%, versus the first three months of 2022. FHLB advances increased $2.6 billion, or 164%, to fund loan growth. The cost of interest-bearing liabilities increased 222 bp from the first three months of 2022.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2023 was the Moody's baseline scenario from February 2023, which was reviewed against the March 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest Income
Table 3 Noninterest Income

	Three months ended					Changes vs
($ in thousands, except as noted)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Wealth management fees	$20,189	$20,403	$19,984	$21,332	$22,404	(1)%	(10)%
Service charges and deposit account fees	12,994	13,918	15,029	16,506	16,856	(7)%	(23)%
Card-based fees	10,586	11,167	11,479	11,442	9,926	(5)%	7%
Other fee-based revenue	4,276	3,290	4,487	4,360	3,766	30%	14%
Total fee-based revenue	48,045	48,779	50,979	53,641	52,952	(2)%	(9)%
Capital markets, net	5,083	5,586	7,675	8,010	8,646	(9)%	(41)%
Mortgage banking, net	3,545	2,238	2,098	6,145	8,391	58%	(58)%
Bank and corporate owned life insurance	2,664	3,427	1,827	4,106	2,071	(22)%	29%
Other	2,422	4,102	2,527	1,888	2,198	(41)%	10%
Subtotal	61,758	64,132	65,106	73,790	74,258	(4)%	(17)%
Asset gains (losses), net	263	(545)	18	1,677	188	N/M	40%
Investment securities gains (losses), net	51	(1,930)	5,664	(8)	21	N/M	143%
Total noninterest income	$62,073	$61,657	$70,788	$75,458	$74,467	1%	(17)%
Mortgage loans originated for sale during period	$69,254	$64,419	$131,743	$151,838	$252,113	8%	(73)%
Mortgage loan settlements during period	54,652	94,682	119,942	204,321	296,089	(42)%	(82)%
Assets under management, at market value(a)	12,412	11,843	11,142	11,561	12,937	5%	(4)%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Mortgage banking, net decreased $5 million from the first three months of 2022, which was primarily the result of increased MSRs expense related to the net valuation adjustments of the MSRs asset.
•Service charges and deposit account fees decreased $4 million from the first three months of 2022, due to previously announced initiatives to reduce or eliminate many deposit account fees.
•Capital markets, net decreased $4 million from the first three months of 2022 as a result of lower interest rate swap revenue and syndication fees.
•Wealth management fees decreased $2 million from the first three months of 2022, due to reduced assets under management and lower brokerage related income.
Noninterest Expense
Table 4 Noninterest Expense

	Three months ended					Change vs
($ in thousands)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2022	Mar 31, 2022
Personnel	$116,420	$118,381	$118,243	$112,666	$104,811	(2)%	11%
Technology	23,598	25,299	22,694	21,223	21,485	(7)%	10%
Occupancy	15,063	15,846	13,717	14,151	16,080	(5)%	(6)%
Business development and advertising	5,849	8,136	6,778	5,655	4,954	(28)%	18%
Equipment	4,930	4,791	4,921	4,960	4,960	3%	(1)%
Legal and professional	3,857	4,132	4,159	4,873	5,087	(7)%	(24)%
Loan and foreclosure costs	1,138	804	1,631	1,476	2,014	42%	(43)%
FDIC assessment	6,875	6,350	5,800	5,400	5,100	8%	35%
Other intangible amortization	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	7,479	10,618	15,645	8,815	6,597	(30)%	13%
Total noninterest expense	$187,412	$196,560	$195,791	$181,420	$173,292	(5)%	8%
Average FTEs(a)	4,219	4,169	4,182	4,101	4,018	1%	5%

(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $12 million from the first three months of 2022, largely as a result of increased FTEs due to hiring related to previously announced initiatives and continued investment in our employees.
•Technology expense increased $2 million from the first three months of 2022, driven by digital investments tied to our strategic initiatives.
•FDIC expense increased $2 million from the first three months of 2022 due to a decrease in liquidity and the FDIC's assessment rate change on January 1, 2023.
Income Taxes
The Corporation recognized income tax expense of $27 million for the three months ended March 31, 2023, compared to income tax expense of $19 million for the three months ended March 31, 2022. The Corporation's effective tax rate was 20.92% for the first three months of 2023, compared to an effective tax rate of 20.07% for the first three months of 2022. The increase in income tax expense during the first three months of 2023 was primarily driven by an increase in income before tax. The increase in the effective tax rate was primarily driven by an increase in state tax expense. The Corporation expects a full year effective tax rate of 20 to 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At March 31, 2023, total assets were $40.7 billion, up $1.3 billion, or 3%, from December 31, 2022 and up $5.7 billion, or 16%, from March 31, 2022.
•Interest bearing deposits in other financial institutions were $511 million at March 31, 2023, up $354 million from December 31, 2022 and up $344 million from March 31, 2022.
•AFS investment securities, at fair value were $3.4 billion at March 31, 2023, up $640 million, or 23%, from December 31, 2022, and up $601 million, or 22%, from March 31, 2022. HTM investment securities, net, at amortized cost were $4.0 billion at March 31, 2023, effectively flat from December 31, 2022 and March 31, 2022. See Note 5 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $29.2 billion at March 31, 2023 were up $408 million, or 1%, from December 31, 2022 and up $4.7 billion, or 19%, from March 31, 2022. See Note 6 Loans of the notes to consolidated financial statements for additional details.
•At March 31, 2023, total deposits of $30.3 billion were up $696 million, or 2%, from December 31, 2022, and were up $1.9 billion, or 7%, from March 31, 2022. See section Deposits and Customer Funding for additional information on deposits.
•Federal funds purchased and securities sold under agreements to repurchase were $208 million at March 31, 2023, down $377 million, or 64%, from December 31, 2022 and down $160 million, or 43%, from March 31, 2022. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•FHLB advances were $5.0 billion at March 31, 2023, up $666 million, or 15%, from December 31, 2022, and up $3.4 billion from March 31, 2022, mainly due to loan growth. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•Other long-term funding was $544 million at March 31, 2023, up $296 million, or 119%, from December 31, 2022, and up $294 million, or 118%, from March 31, 2022, primarily driven by the Corporation's issuance of subordinated notes in February 2023. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
Loans
Table 5 Period End Loan Composition

	Mar 31, 2023		Dec 31, 2022		Sep 30, 2022		Jun 30, 2022		Mar 31, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Asset-based lending & equipment finance	$522,834	2%	$458,887	2%	$380,830	1%	$263,044	1%	$231,040	1%
Commercial and industrial	9,346,947	32%	9,300,567	32%	9,191,094	33%	8,993,640	34%	8,120,375	33%
Commercial real estate — owner occupied	1,050,236	4%	991,722	3%	999,786	4%	928,152	4%	973,572	4%
Commercial and business lending	10,920,017	37%	10,751,176	37%	10,571,711	38%	10,184,836	38%	9,324,986	38%
Commercial real estate — investor	5,094,249	17%	5,080,344	18%	5,064,289	18%	4,790,241	18%	4,469,241	18%
Real estate construction	2,147,070	7%	2,155,222	7%	1,835,159	7%	1,775,648	7%	1,760,076	7%
Commercial real estate lending	7,241,318	25%	7,235,565	25%	6,899,449	25%	6,565,889	25%	6,229,317	25%
Total commercial	18,161,335	62%	17,986,742	62%	17,471,159	63%	16,750,726	63%	15,554,303	63%
Residential mortgage	8,605,164	29%	8,511,550	30%	8,314,902	30%	8,002,943	30%	7,609,343	31%
Auto finance	1,551,538	5%	1,382,073	5%	1,117,136	4%	847,969	3%	497,523	2%
Home equity	609,787	2%	624,353	2%	612,608	2%	592,843	2%	580,867	2%
Other consumer	279,248	1%	294,851	1%	301,475	1%	300,217	1%	289,889	1%
Total consumer	11,045,737	38%	10,812,828	38%	10,346,121	37%	9,743,972	37%	8,977,622	37%
Total loans	$29,207,072	100%	$28,799,569	100%	$27,817,280	100%	$26,494,698	100%	$24,531,926	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2022 and the first three months of 2023. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of March 31, 2023 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Asset-based lending & equipment finance	$262,848	$143,962	$116,024	$—	$522,834	2%
Commercial and industrial	8,794,411	407,159	136,038	9,339	9,346,947	32%
Commercial real estate — owner occupied	645,287	273,288	131,106	555	1,050,236	4%
Commercial real estate — investor	4,729,408	215,804	149,037	—	5,094,249	17%
Real estate construction	2,074,862	33,843	29,311	9,053	2,147,070	7%
Commercial - adjustable	10,551,715	17,924	16,108	—	10,585,747	36%
Commercial - fixed	5,955,100	1,056,133	545,408	18,947	7,575,588	26%
Residential mortgage - adjustable	300,787	828,859	1,925,063	397	3,055,107	10%
Residential mortgage - fixed	5,724	98,004	578,238	4,868,092	5,550,057	19%
Auto finance	274	393,593	1,157,671	—	1,551,538	5%
Home equity	540,506	15,976	44,135	9,170	609,787	2%
Other consumer	198,563	37,065	28,135	15,485	279,248	1%
Total loans	$17,552,671	$2,447,553	$4,294,757	$4,912,091	$29,207,072	100%
Fixed-rate	$5,981,878	$1,599,102	$2,353,586	$4,911,694	$14,846,259	51%
Floating or adjustable rate	11,570,792	848,452	1,941,172	397	14,360,813	49%
Total	$17,552,671	$2,447,553	$4,294,757	$4,912,091	$29,207,072	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At March 31, 2023, $20.3 billion, or 70%, of the loans outstanding and $16.5 billion, or 91%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 6 Loans of the notes to consolidated financial statements for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2023, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

March 31, 2023	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Real Estate(a)	531	$1,859,450	$3,481,409	8%
Utilities(b)	221	2,200,995	2,586,278	6%
Credit Intermediation and Related Activities(c)	522	951,490	1,980,531	5%
(a) Includes REIT lines
(b) 53% of the total exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal)
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

March 31, 2023	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	35%
Industrial	3%	27%
Office	3%	24%
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
Table 9 Largest Real Estate Construction Property Type Exposures

March 31, 2023	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	42%
Industrial	3%	23%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 86% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2023. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $73 million and $76 million of student loans at March 31, 2023 and December 31, 2022, respectively, the majority of which are government guaranteed. As a result of the COVID-19 pandemic, the passage of the CARES Act, and subsequent executive orders, federal student loan relief was extended to borrowers with relief set to expire 60 days after either the resolution of court challenges to the debt relief program or June 30, 2023 if the litigation is not resolved by that date. The student loan portfolio is in run-off and no new student loans are being originated. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.

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
Table 10 Nonperforming Assets

($ in thousands)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Nonperforming assets
Commercial and industrial	$22,735	$14,329	$15,576	$843	$266
Commercial real estate — owner occupied	1,478	—	—	—	—
Commercial and business lending	24,213	14,329	15,576	843	266
Commercial real estate — investor	25,122	29,380	37,479	46,823	80,886
Real estate construction	178	105	141	604	609
Commercial real estate lending	25,300	29,485	37,620	47,427	81,495
Total commercial	49,513	43,814	53,196	48,270	81,761
Residential mortgage	58,274	58,480	55,485	52,840	53,827
Auto finance	2,436	1,490	302	53	49
Home equity	7,246	7,487	7,325	7,100	7,490
Other consumer	100	197	98	83	95
Total consumer	68,056	67,654	63,210	60,075	61,460
Total nonaccrual loans	117,569	111,467	116,406	108,345	143,221
Commercial real estate owned	3,071	325	325	957	861
Residential real estate owned	2,987	2,878	2,560	3,042	2,209
Bank properties real estate owned(a)	9,125	11,580	13,487	13,880	15,123
OREO	15,184	14,784	16,373	17,879	18,194
Repossessed assets	92	215	299	102	—
Total nonperforming assets	$132,845	$126,466	$133,078	$126,327	$161,414
Accruing loans past due 90 days or more
Commercial	$323	$282	$121	$133	$125
Consumer	1,380	1,446	1,297	1,422	1,470
Total accruing loans past due 90 days or more	$1,703	$1,728	$1,417	$1,555	$1,595
Restructured loans (accruing)(b)
Commercial	$47	$13,093	$16,097	$15,425	$10,127
Consumer	716	19,775	19,036	18,828	19,876
Total restructured loans (accruing)	$763	$32,868	$35,132	$34,253	$30,003
Nonaccrual restructured loans (included in nonaccrual loans)	$341	$20,127	$21,650	$22,172	$19,352
Ratios
Nonaccrual loans to total loans	0.40%	0.39%	0.42%	0.41%	0.58%
NPAs to total loans plus OREO and repossessed assets	0.45%	0.44%	0.48%	0.48%	0.66%
NPAs to total assets	0.33%	0.32%	0.35%	0.34%	0.46%
Allowance for credit losses on loans to nonaccrual loans	311.48%	315.34%	285.79%	293.09%	221.92%

Table 10 Nonperforming Assets (continued)

($ in thousands)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Accruing loans 30-89 days past due
Commercial and industrial	$4,239	$6,283	$1,861	$1,642	$1,086
Commercial real estate — owner occupied	2,955	230	—	—	198
Commercial and business lending	7,195	6,512	1,861	1,642	1,284
Commercial real estate — investor	—	1,067	—	5,484	—
Real estate construction	—	39	43	—	—
Commercial real estate lending	—	1,105	43	5,484	—
Total commercial	7,195	7,618	1,904	7,126	1,284
Residential mortgage	7,626	9,874	6,517	5,315	4,957
Auto finance	8,640	9,408	6,206	2,906	949
Home equity	4,113	5,607	4,234	2,961	4,207
Other consumer	1,723	1,610	1,592	1,365	1,232
Total consumer	22,102	26,499	18,549	12,547	11,345
Total accruing loans 30-89 days past due	$29,297	$34,117	$20,452	$19,673	$12,629
Potential problem loans
Asset-based lending & equipment finance	$17,396	$17,698	$19,266	$19,813	$19,057
Commercial and industrial	117,650	118,851	89,290	84,832	93,450
Commercial real estate — owner occupied	32,077	34,422	28,287	38,628	24,005
Commercial and business lending	167,124	170,971	136,843	143,273	136,513
Commercial real estate — investor	89,653	92,535	117,982	132,635	130,792
Real estate construction	—	970	—	82	200
Commercial real estate lending	89,653	93,505	117,982	132,717	130,992
Total commercial	256,776	264,476	254,825	275,990	267,505
Residential mortgage	1,684	1,978	2,845	3,297	3,032
Home equity	244	197	185	188	156
Total consumer	1,928	2,175	3,030	3,486	3,188
Total potential problem loans	$258,704	$266,651	$257,855	$279,475	$270,693
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) On January 1, 2023, the Corporation adopted ASU 2022-02. Under this update, TDRs were eliminated and replaced with a modified loan classification. As a result, amounts reported for March 31, 2023 will not be comparable to prior period reported amounts.
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See Note 6 Loans of the notes to consolidated financial statements for additional nonaccrual loan disclosures. See also sections Credit Risk and Allowance for Credit Losses on Loans.
Accruing loans past due 90 days or more: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.
Restructured loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. On January 1, 2023, the Corporation adopted ASU 2022-02 prospectively. As a result, loans that were restructured prior to adoption are no longer considered TDRs, and loans restructured since January 1, 2023 are considered restructured. As a result, prior periods are no longer comparable. See also Note 6 Loans of the notes to consolidated financial statements for additional restructured loans disclosures.
Potential problem loans: The level of potential problem loans is another predominant factor in determining the relative level of risk in the loan portfolio and in determining the appropriate level of the ACLL. Potential problem loans are generally defined by management to include loans rated as substandard by management that are collectively evaluated; however, there are circumstances present to create doubt as to the ability of the borrower to comply with present repayment terms. The decision of management to include performing loans in potential problem loans does not necessarily mean that the Corporation expects losses to occur, but that management recognizes a higher degree of risk associated with these loans.
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

Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and the minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled Credit Risk. See Note 6 Loans of the notes to consolidated financial statements for additional disclosures on the ACLL.
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2023 was the Moody's baseline scenario from February 2023, which was reviewed against the March 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at March 31, 2023 and December 31, 2022 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	Quarter Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Allowance for Loan Losses
Balance at beginning of period	$312,720	$292,904	$280,771	$279,058	$280,015
Provision for loan losses	17,000	21,000	14,000	2,000	(3,000)
Charge offs	(5,501)	(2,982)	(3,346)	(1,791)	(2,028)
Recoveries	2,212	1,798	1,478	1,504	4,072
Net (charge offs) recoveries	(3,289)	(1,183)	(1,867)	(287)	2,044
Balance at end of period	$326,432	$312,720	$292,904	$280,771	$279,058
Allowance for Unfunded Commitments
Balance at beginning of period	$38,776	$39,776	$36,776	$38,776	$39,776
Provision for unfunded commitments	1,000	(1,000)	3,000	(2,000)	(1,000)
Balance at end of period	$39,776	$38,776	$39,776	$36,776	$38,776
Allowance for credit losses on loans	$366,208	$351,496	$332,680	$317,547	$317,835
Provision for credit losses on loans	18,000	20,000	17,000	—	(4,000)
Net loan (charge offs) recoveries
Commercial and industrial	(1,759)	278	(897)	(444)	1,854
Commercial real estate — owner occupied	3	3	3	4	3
Commercial and business lending	(1,756)	281	(894)	(440)	1,857
Commercial real estate — investor	—	—	—	—	—
Real estate construction	18	16	9	2	32
Commercial real estate lending	18	16	9	2	32
Total commercial	(1,738)	297	(885)	(439)	1,889
Residential mortgage	(53)	(125)	(42)	220	288
Auto finance	(957)	(768)	(165)	(14)	4
Home equity	340	123	(101)	461	315
Other consumer	(881)	(711)	(675)	(516)	(451)
Total consumer	(1,550)	(1,480)	(983)	151	155
Total net (charge offs) recoveries	$(3,289)	$(1,183)	$(1,867)	$(287)	$2,044
Ratios
Allowance for credit losses on loans to total loans	1.25%	1.22%	1.20%	1.20%	1.30%
Allowance for credit losses on loans to net charge offs (annualized)	27.5x	74.9x	44.9x	N/M	N/M
Loan Evaluation Method for ACLL
Individually evaluated for impairment	$11,585	$10,324	$15,739	$10,068	$13,625
Collectively evaluated for impairment	354,623	341,172	316,942	307,480	304,210
Total ACLL	$366,208	$351,496	$332,680	$317,547	$317,835
Loan Balance
Individually evaluated for impairment	$48,934	$76,577	$87,712	$81,457	$110,445
Collectively evaluated for impairment	29,158,138	28,722,992	27,729,568	26,413,241	24,421,481
Total loan balance	$29,207,072	$28,799,569	$27,817,280	$26,494,698	$24,531,926
N/M = Not Meaningful

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	Quarter Ended
(In basis points)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Net loan (charge offs) recoveries
Commercial and industrial	(8)	1	(4)	(2)	10
Commercial real estate — owner occupied	—	—	—	—	—
Commercial and business lending	(7)	1	(3)	(2)	8
Commercial real estate — investor	—	—	—	—	—
Real estate construction	—	—	—	—	1
Commercial real estate lending	—	—	—	—	—
Total commercial	(4)	1	(2)	(1)	5
Residential mortgage	—	(1)	—	1	2
Auto finance	(26)	(24)	(7)	(1)	1
Home equity	22	8	(7)	32	22
Other consumer	(125)	(95)	(89)	(70)	(62)
Total consumer	(6)	(6)	(4)	1	1
Total net (charge offs) recoveries	(5)	(2)	(3)	—	3
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $408 million, or 1%, from December 31, 2022, and increased $4.7 billion, or 19%, from March 31, 2022. The increase from March 31, 2022 was driven by growth across nearly all major loan portfolios resulting from the Corporation's strategic initiatives. See also Note 6 Loans of the notes to consolidated financial statements for additional information on loans.
•Potential problem loans decreased $8 million, or 3%, from December 31, 2022, and decreased $12 million, or 4%, from March 31, 2022. The decrease from December 31, 2022 was primarily driven by decreases in potential problem loans within total commercial lending. The decrease from March 31, 2022 was primarily driven by a decrease within CRE-investor lending, partially offset by an increase within commercial and business lending. See Table 10 for additional information regarding potential problem loans.
•Total nonaccrual loans increased $6 million, or 5%, from December 31, 2022, and decreased $26 million, or 18%, from March 31, 2022. The increase from December 31, 2022 was primarily due to an increase in nonaccrual loans within commercial and business lending, partially offset by a decrease within CRE-investor lending. The decrease from March 31, 2022 was primarily driven by a decrease in CRE-investor lending, partially offset by an increase in commercial and industrial lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs increased $5 million from March 31, 2022, primarily driven by an increase in net charge offs within commercial and industrial lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at March 31, 2023.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Mar 31, 2023		Dec 31, 2022		Sep 30, 2022		Jun 30, 2022		Mar 31, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$7,328,689	24%	$7,760,811	26%	$8,224,579	28%	$8,085,702	28%	$8,315,699	29%
Savings	4,730,472	16%	4,604,848	15%	4,708,720	16%	4,708,156	16%	4,661,232	16%
Interest-bearing demand	6,977,121	23%	7,100,727	24%	7,122,218	24%	6,789,722	24%	6,616,767	23%
Money market	8,357,625	28%	8,239,610	28%	7,909,232	27%	7,769,415	27%	7,522,797	26%
Brokered CDs	1,185,565	4%	541,916	2%	—	—%	2,121	—%	—	—%
Other time deposits	1,752,351	6%	1,388,242	5%	1,233,833	4%	1,221,460	4%	1,288,913	5%
Total deposits	$30,331,824	100%	$29,636,154	100%	$29,198,581	100%	$28,576,577	100%	$28,405,409	100%
Other customer funding(a)	226,258		261,767		283,856		296,440		299,301
Total deposits and other customer funding	$30,558,081		$29,897,921		$29,482,437		$28,873,017		$28,704,710
Network transaction deposits(b)	$1,273,420		$979,003		$864,086		$891,902		$762,680
Net deposits and other customer funding(c)	28,099,096		28,377,001		28,618,351		27,978,993		27,942,029
Time deposits of more than $250,000	345,169		282,206		222,318		180,705		209,208
(a) Includes repurchase agreements and commercial paper.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.
•Total deposits, which are the Corporation's largest source of funds, increased $696 million, or 2%, from December 31, 2022, and increased $1.9 billion, or 7%, from March 31, 2022, primarily due to increases in time deposits and network transaction deposits.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 24.3% of total deposits at March 31, 2023, compared to 26.4% at December 31, 2022 and 25.1% at March 31, 2022.
•No single NAICS sector represents more than 10% of total deposits, with the largest sector being public administration which are collateralized deposits.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2023, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Pledgeable loan and investment collateral, which is eligible collateral with both the Federal Reserve Bank and the FHLB under established lines of credit. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of March 31, 2023, the Bank had $3.5 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2023, the Bank had $1.8 billion available for discount window borrowings.

•As a result of two recent bank failures, the Federal Reserve has made available to banks the BTFP, against which the Corporation can borrow with qualifying collateral, including the bulk of the investment securities portfolio, valued at par as permitted by the terms of the program. As of March 31, 2023, the Bank had up to $645 million available for borrowing under the BTFP.
•A $200 million Parent Company commercial paper program, of which $18 million was outstanding as of March 31, 2023.
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
Based on contractual obligations and ongoing operations, the Corporation's sources of liquidity are sufficient to meet present and future liquidity needs. See Table 17 for information about the Corporation's contractual obligations and other commitments. See section Deposits and Customer Funding for information about uninsured deposits and concentrations.
Credit ratings impact the Corporation's ability to issue debt securities and the cost to borrow money. Adverse changes in credit ratings impact not only the ability to raise funds in the capital markets but also the cost of these funds. For additional information regarding risks related to adverse changes in our credit ratings, see Part II, Item 1A, Risk Factors.
For the three months ended March 31, 2023, net cash provided by operating and financing activities was $47 million and $1.2 billion, respectively, while net cash used in investing activities was $1.1 billion, for a net increase in cash and cash equivalents of $201 million since year-end 2022. At March 31, 2023, assets of $40.7 billion increased $1.3 billion, or 3%, from year-end 2022, primarily due to increases in AFS securities, loan growth and cash balances. On the funding side, deposits of $30.3 billion increased $696 million, or 2%, from year-end 2022, FHLB advances increased $666 million, or 15%, and other long-term funding increased $296 million, or 119%, the latter due to the issuance of subordinated debt.
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

Interest Rate Risk
The primary goal of interest rate risk management is to control exposure to interest rate risk within policy limits approved by the Board of Directors. These limits and guidelines reflect the Corporation's risk appetite for interest rate risk over both short-term and long-term horizons. No interest rate limit breaches occurred during the first three months of 2023.
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand NII at risk, interest rate sensitive EAR, and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at March 31, 2023.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2022 Annual Report on Form 10-K.
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
Table 14 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Mar 31, 2023		Dec 31, 2022
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	3.4%	2.5%	3.9%	3.4%
200 bp increase in interest rates	6.8%	5.0%	7.8%	6.8%
100 bp decrease in interest rates	(2.3)%	(1.4)%	(3.4)%	(2.9)%
200 bp decrease in interest rates	(4.4)%	(2.6)%	(6.7)%	(5.7)%
At March 31, 2023, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 15 Market Value of Equity Sensitivity

	Mar 31, 2023	Dec 31, 2022
Instantaneous Rate Change
100 bp increase in interest rates	(5.9)%	(4.2)%
200 bp increase in interest rates	(11.9)%	(8.2)%
100 bp decrease in interest rates	5.8%	4.3%
200 bp decrease in interest rates	10.5%	8.0%
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
Additionally, the Corporation has been monitoring its volume of commercial credits and derivatives tied to LIBOR. In 2021, the Corporation began prioritizing SOFR, Prime, and Ameribor as the preferred alternative reference rates and ceased booking LIBOR based commitments after the end of 2021. Loans with a maturity after June 2023 are being reviewed and monitored to ensure there is appropriate fallback language in place when LIBOR is no longer published. Loans with a maturity date before that time should naturally mature and be re-underwritten with an appropriate alternative index rate.
As of March 31, 2023, the notional amount of our LIBOR-referenced interest rate derivative contracts was $4.4 billion, all of which were entered specifically to accommodate customer needs.
The following table summarizes the outstanding LIBOR loan exposures at March 31, 2023 and the exposures based upon loan maturity at June 30, 2023.
Table 16 LIBOR Loan Exposure

	March 31, 2023		June 30, 2023
($ in thousands)	Balance	Commitment	Contractual Commitment(a)
Commercial and industrial(b)	$494,394	$912,624	$877,121
Commercial real estate - owner occupied	228,463	246,371	238,371
Commercial and business lending	722,857	1,158,995	1,115,492
Commercial real estate - investor	1,811,217	1,918,860	1,789,636
Real estate construction	680,449	954,264	852,903
Commercial real estate lending	2,491,667	2,873,124	2,642,539
Total commercial	3,214,523	4,032,119	3,758,031
Residential mortgage	265,956	265,956	265,956
Other consumer	2,249	5,799	4,549
Total consumer	268,205	271,756	270,506
Total	$3,482,728	$4,303,874	$4,028,537
(a) Based on current March 31, 2023 balances not factoring in amortization between March 31, 2023 and June 30, 2023.
(b) Includes asset-based lending.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at March 31, 2023, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$2,531,249	$378,276	$28,386	$5	$2,937,916
Short-term funding	8	226,608	—	—	—	226,608
FHLB advances	8	3,785,633	395,540	605,417	199,548	4,986,138
Other long-term funding	8	87	248,912	183	294,921	544,103
Operating leases	16	5,458	8,912	7,297	5,271	26,938
Total		$6,549,035	$1,031,640	$641,282	$499,745	$8,721,703
The Corporation also has obligations under its derivatives, lending-related commitments, and retirement plans as described in Note 9 Derivative and Hedging Activities, Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters, and Note 13 Retirement Plans of the notes to consolidated financial statements, respectively. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic condition in markets served, and strength of management. At March 31, 2023, the capital ratios of the

Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
As observed in the wake of two recent bank failures, compliance with regulatory minimum capital requirements is a tool used in assessing the Corporation's capital adequacy, but not determinative of how the Corporation would fare under extreme stress. Factors that may affect the adequacy of the Corporation's capital include the inherent limitations of fair value estimates and the assumptions thereof, the inherent limitations of the regulatory risk-weights assigned to various asset types, the inherent limitations of accounting classifications of certain investments and the effect on their measurement, external macroeconomic conditions and their effects on capital and the Corporation's ability to raise capital or refinance capital commitments, and the extent of steps taken by state or federal government authorities in periods of extreme stress.
For additional information regarding the potential for additional regulation and supervision as a result of the recent bank failures, see Part II, Item 1A, Risk Factors.
Table 18 Capital Ratios

	Quarter Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Risk-based Capital(a)
CET1	$3,085,618	$3,035,578	$2,955,710	$2,896,675	$2,837,789
Tier 1 capital	3,279,730	3,229,690	3,149,822	3,089,593	3,030,579
Total capital	3,990,606	3,680,227	3,582,099	3,506,864	3,448,108
Total risk-weighted assets	32,648,115	32,472,008	31,405,843	29,863,512	27,780,642
Modified CECL transitional amount	44,851	67,276	67,276	67,276	67,276
CET1 capital ratio	9.45%	9.35%	9.41%	9.70%	10.22%
Tier 1 capital ratio	10.05%	9.95%	10.03%	10.35%	10.91%
Total capital ratio	12.22%	11.33%	11.41%	11.74%	12.41%
Tier 1 leverage ratio	8.46%	8.59%	8.66%	8.87%	8.86%
Selected Equity and Performance Ratios
Total stockholders’ equity / total assets	10.14%	10.19%	10.39%	10.63%	11.30%
Dividend payout ratio(b)	31.34%	30.00%	32.26%	35.71%	41.67%
Return on average assets	1.06%	1.12%	1.02%	0.97%	0.86%
Annualized noninterest expense / average assets	1.92%	2.03%	2.08%	2.04%	2.00%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2023.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	Quarter Ended
($ in thousands)	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets	7.03%	6.97%	7.06%	7.23%	7.68%
Return on average equity	10.32%	10.81%	9.59%	8.85%	7.55%
Return on average tangible common equity	15.26%	16.15%	14.32%	13.29%	11.26%
Return on average CET1	13.38%	14.04%	12.69%	11.77%	10.27%
Return on average tangible assets	1.11%	1.18%	1.08%	1.03%	0.90%
Average stockholders' equity / average assets	10.26%	10.40%	10.69%	11.02%	11.33%
Tangible common equity reconciliation(a)
Common equity	$3,931,551	$3,821,378	$3,759,840	$3,766,187	$3,755,092
Goodwill and other intangible assets, net	(1,152,072)	(1,154,274)	(1,156,477)	(1,158,680)	(1,160,883)
Tangible common equity	$2,779,480	$2,667,104	$2,603,363	$2,607,507	$2,594,209
Tangible assets reconciliation(a)
Total assets	$40,702,519	$39,405,727	$38,049,607	$37,235,990	$34,955,900
Goodwill and other intangible assets, net	(1,152,072)	(1,154,274)	(1,156,477)	(1,158,680)	(1,160,883)
Tangible assets	$39,550,448	$38,251,453	$36,893,130	$36,077,310	$33,795,017
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,867,890	$3,797,568	$3,791,396	$3,743,919	$3,793,597
Goodwill and other intangible assets, net	(1,153,173)	(1,155,408)	(1,157,754)	(1,160,035)	(1,162,204)
Tangible common equity	2,714,716	2,642,160	2,633,642	2,583,884	2,631,393
Modified CECL transitional amount	44,851	67,276	67,276	67,276	67,276
Accumulated other comprehensive loss	258,827	254,178	189,935	170,253	80,383
Deferred tax assets, net	28,157	29,248	29,875	39,072	39,411
Average CET1	$3,046,551	$2,992,862	$2,920,729	$2,860,485	$2,818,464
Average tangible assets reconciliation(a)
Total assets	$39,607,065	$38,385,436	$37,271,779	$35,732,583	$35,200,182
Goodwill and other intangible assets, net	(1,153,173)	(1,155,408)	(1,157,754)	(1,160,035)	(1,162,204)
Tangible assets	$38,453,892	$37,230,028	$36,114,025	$34,572,548	$34,037,978
Adjusted net income reconciliation(b)
Net income	$103,360	$108,762	$96,275	$86,824	$74,262
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income	$105,012	$110,414	$97,927	$88,476	$75,914
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$100,485	$105,887	$93,400	$83,949	$71,387
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity	$102,137	$107,539	$95,052	$85,601	$73,039
Core customer deposit reconciliation
Total deposits	$30,331,824	$29,636,154	$29,198,581	$28,576,577	$28,405,409
Brokered CDs	(1,273,420)	(979,003)	(864,086)	(891,902)	(762,680)
Network transaction deposits	(1,185,565)	(541,916)	—	(2,121)	—
Core customer deposits	$27,872,839	$28,115,235	$28,334,495	$27,682,553	$27,642,728
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	56.07%	55.47%	60.32%	61.53%	65.71%
Fully tax-equivalent adjustment	(0.79)%	(0.77)%	(0.87)%	(0.98)%	(1.13)%
Other intangible amortization	(0.66)%	(0.62)%	(0.67)%	(0.76)%	(0.84)%
Fully tax-equivalent efficiency ratio	54.64%	54.08%	58.79%	59.80%	63.76%
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

Sequential Quarter Results
The Corporation reported net income of $103 million for the first quarter of 2023, compared to net income of $109 million for the fourth quarter of 2022. Net income available to common equity was $100 million for the first quarter of 2023, or $0.67 for basic earnings per common share and $0.66 for diluted earnings per common share. Comparatively, net income available to common equity for the fourth quarter of 2022 was $106 million, or $0.70 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2023 was $279 million, $15 million, or 5%, lower than the fourth quarter of 2022. The net interest margin in the first quarter of 2023 was down 24 bp to 3.07%. The decreases in net interest income and net interest margin were due to increased interest-bearing liability costs. Average earning assets increased $1.2 billion, or 3%, to $36.6 billion in the first quarter of 2023. Average loans increased $650 million, or 2%, driven by growth across nearly all loan categories. On the funding side, average total interest-bearing deposits increased $1.3 billion, or 6%, primarily due to increases in time deposits and network transaction deposits, average FHLB advances increased $464 million, or 12%, and average long-term funding increased $160 million, or 64% due to the issuance of subordinated debt in February 2023 (see Table 2).
The provision for credit losses was $18 million for the first quarter of 2023, compared to a $20 million provision for the fourth quarter of 2022 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the first quarter of 2023 was $62 million, up approximately $416,000, or 1%, from the fourth quarter of 2022 (see Table 3).
Noninterest expense for the first quarter of 2023 was $187 million, down $9 million, or 5%, from the fourth quarter of 2022, driven primarily by reductions in business development and advertising, personnel, technology and other miscellaneous expenses (see Table 4).
For the first quarter of 2023, the Corporation recognized income tax expense of $27 million, compared to income tax expense of $25 million for the fourth quarter of 2022. See Income Taxes section for a detailed discussion on income taxes.

Segment Review
As discussed in Note 14 Segment Reporting of the notes to consolidated financial statements, the Corporation’s reportable segments have been determined based upon its internal profitability reporting system, which is organized by strategic business unit. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services.
Table 20 Selected Segment Financial Data

	Three Months Ended Mar 31,
($ in thousands)	2023	2022	% Change
Corporate and Commercial Specialty
Total revenue	$170,858	$136,886	25%
Provision for credit losses	13,782	12,653	9%
Noninterest expense	62,061	56,528	10%
Income tax expense	17,737	12,307	44%
Net income	77,278	55,399	39%
Average earning assets	17,106,092	14,416,342	19%
Average loans	17,090,623	14,414,631	19%
Average deposits	9,692,711	9,411,118	3%
Average allocated capital (Average CET1)(a)	1,704,399	1,420,970	20%
Return on average allocated capital(a)	18.39%	15.81%	N/M
Community, Consumer, and Business
Total revenue	$194,312	$121,584	60%
Provision for credit losses	6,758	4,656	45%
Noninterest expense	111,694	98,461	13%
Income tax expense	15,931	3,878	N/M
Net income	59,930	14,588	N/M
Average earning assets	11,253,794	9,175,473	23%
Average loans	11,253,794	9,175,473	23%
Average deposits	18,121,871	18,414,526	(2)%
Average allocated capital (Average CET1)(a)	711,506	514,543	38%
Return on average allocated capital(a)	34.16%	11.50%	N/M
Risk Management and Shared Services
Total revenue	$(29,087)	$3,744	N/M
Provision for credit losses	(2,568)	(21,300)	(88)%
Noninterest expense	13,658	18,303	(25)%
Income tax expense (benefit)	(6,328)	2,465	N/M
Net income (loss)	(33,848)	4,275	N/M
Average earning assets	8,220,928	8,395,571	(2)%
Average loans	501,401	507,633	(1)%
Average deposits	2,050,490	821,726	150%
Average allocated capital (Average CET1)(a)	630,647	882,951	(29)%
Return on average allocated capital(a)	(23.62)%	0.64%	N/M
Consolidated Total
Total revenue	$336,083	$262,214	28%
Return on average allocated capital(a)	13.38%	10.27%	N/M
N//M = Not meaningful
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
•Total revenue increased $34 million from the three months ended March 31, 2022, primarily attributable to higher loan volumes and interest rates.
•Noninterest expense increased $6 million from the three months ended March 31, 2022, primarily due to higher personnel costs and allocated corporate overhead.
•Average loans increased $2.7 billion from the three months ended March 31, 2022, driven primarily by loan growth in commercial and business lending and CRE lending.
•Average deposits increased $282 million from the three months ended March 31, 2022, primarily driven by increases in money market deposits, partially offset by reductions in demand deposits.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Total revenue increased $73 million from the three months ended March 31, 2022, as a result of receiving FTP credit for providing funding for the Corporation's loan growth.
•Noninterest expense increased $13 million from the three months ended March 31, 2022, driven by increased personnel expense largely driven by hiring related to previously announced initiatives and continued investment in our employees, as well as higher allocated corporate overhead.
•Average loans increased $2.1 billion from the three months ended March 31, 2022, primarily driven by growth in auto finance and residential mortgage lending within the consumer portfolio.
•Average deposits decreased $293 million from the three months ended March 31, 2022, driven by reductions in demand deposits and money market accounts, partially offset by growth in time deposits and savings accounts.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Total revenue decreased $33 million from the three months ended March 31, 2022, primarily driven by increased interest expense as a result of holding more brokered time deposits and other short term funding.
•Provision for credit losses increased $19 million from the three months ended March 31, 2022, driven by larger provision releases in the first quarter of 2022.
•Average deposits increased $1.2 billion from the three months ended March 31, 2022, primarily driven by increases in brokered time deposits and network deposits.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The determination of the ACLL is particularly susceptible to significant change. A discussion of these estimates can be found in the Critical Accounting Estimates section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2022 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting estimates since December 31, 2022.
Recent Developments
On April 25, 2023, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.21 per common share, payable on June 15, 2023 to shareholders of record at the close of business on June 1, 2023. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on June 15, 2023 to shareholders of record at the close of business on June 1, 2023. The Board of

Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on June 15, 2023 to shareholders of record at the close of business on June 1, 2023.
On April 21, 2023, Moody's downgraded all long-term ratings and assessments of the Corporation and the Bank one-notch. Short-term ratings were affirmed and the Bank's long-term local currency bank deposits rating outlook was changed to stable.
During the period from April 14, 2023 to April 19, 2023, the Corporation issued $1.8 billion of brokered CDs. These brokered CDs ranged in maturity from 1 month to 15 months and had coupon rates between 4.75% and 4.95%. The proceeds from the issuance of these brokered CDs were used to pay down comparably priced FHLB advances. By paying down FHLB advances, the available lines that are immediately available at the FHLB increased, resulting in more immediate term liquidity, as opposed to other liquidity sources which may take longer to issue.
The following table presents an estimate of uninsured, uncollateralized deposits at March 31, 2023 and April 19, 2023.
Table 21 Deposit Disaggregation by Status

($ in thousands)	March 31, 2023	April 19, 2023
Total deposits	$30,331,824	$31,414,831
Insured and intercompany deposits	19,418,657	20,659,250
Collateralized deposits(a)	3,575,881	3,318,830
Uninsured, uncollateralized deposits	$7,337,286	$7,436,751
(a) Investment securities and FHLB letters of credit are pledged to secure collateralized deposits.
The following table presents secured and total available liquidity sources and coverage of estimated uninsured and uncollateralized deposits at March 31, 2023 and April 19, 2023.
Table 22 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	March 31, 2023	April 19, 2023
Federal Reserve Bank balance	$504,169	$503,289
Available FHLB Chicago capacity	3,453,813	4,740,639
Available Federal Reserve Bank discount window capacity	1,799,453	1,806,217
Available BTFP capacity	644,915	644,256
Funding available within one business day(a)	6,402,351	7,694,402
Available federal funds lines	2,773,000	2,606,000
Available brokered deposits capacity(b)	3,646,000	1,833,000
Unsecured debt capacity(b)	1,000,000	1,000,000
Total available liquidity	$13,821,351	$13,133,402
Coverage ratio of uninsured and uncollateralized deposits with secured funding	87%	103%
Coverage ratio of uninsured and uncollateralized deposits with total funding	188%	177%
(a) Estimated based on normal course of operations with indicated institution.
(b) Availability based on internal policy limitations.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
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
As of March 31, 2023, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2023.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this item is set forth in Part I, Item 1 under Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters of the notes to consolidated financial statements.

ITEM 1A.	Risk Factors
The following risk factors supplement the Risk Factors described in the Corporation’s 2022 Annual Report on Form 10-K and should be read in conjunction therewith.
Recent volatility in the banking sector, triggered by the failures of Silicon Valley Bank and Signature Bank, may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject the Corporation and the Bank to enhanced government regulation and supervision.
On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation. Two days later, on March 12, 2023, SBNY also failed. In each case, the FDIC was appointed as receiver. The FDIC, together with the Federal Reserve and the U.S. Treasury Secretary, then took action under applicable emergency systemic risk authority to fully protect the depositors of each bank as the institutions were wound down. SVB and SBNY each had substantial business relationships with, and exposure to, entities within the innovation sector, including financial technology and digital asset companies, and had received an influx of deposits over the course of several years which coincided with the rapid growth of that sector. In recent periods, however, SVB and SBNY each began to experience significant deposit losses. These losses increased rapidly in early March, ultimately causing each institution to fail.
Investor and customer confidence in the banking sector, particularly with regard to mid-size and larger regional banking organizations, waned in response to the failures of SVB and SBNY. Notably, the Corporation’s share price decreased by 22% during the month of March, consistent with other regional banking organizations. According to data published by the Federal Reserve, deposits at domestic commercial banks decreased by approximately $280 billion between the end of February 2023 and the week ended March 29, 2023. The Bank’s deposits decreased by $248 million during this period, which was a decrease of less than 1%.
Congress and the federal banking agencies have begun to evaluate the events leading to the failures of SVB and SBNY to ascertain possible explanations for these developments. Preliminarily, legislators and the leadership of the federal banking agencies have posited varying theories, including, for example, inadequate prudential regulation of regional banking organizations (generally, institutions with less than $250 billion in total assets), insufficient supervision of such organizations, and a failure by the institutions themselves to properly manage risks, specifically including interest rate and liquidity risks in consideration of each institution’s business model, exposure to the innovation sector, and substantial uninsured deposit liabilities.
Further evaluation of recent developments in the banking sector may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. More specifically, for instance, the federal banking agencies may modify the risk-based capital regulations to eliminate the ability of certain banks to elect to offset portions of their AOCI when calculating regulatory capital requirements. Alternatively, the treatment of AOCI under GAAP also could be modified, the effect of which may carry through to banks’ capital management and regulatory compliance practices. The federal banking agencies may also re-evaluate applicable liquidity risk management standards, such as by reconsidering the mix of assets that are deemed to be “high-quality liquid assets” and/or how HQLA holdings and cash inflows and outflows are tabulated and weighted for liquidity management purposes.
Although we cannot predict with certainty which initiatives may be pursued by lawmakers and agency leadership, nor can we predict the terms and scope of any such initiatives, any of the potential changes referenced above could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and limit our future growth, any of which could materially and adversely affect our business, results of operations or financial condition.

We may experience increases in FDIC insurance assessments.
The losses incurred by the DIF in connection with the resolution of SVB and SBNY, which are estimated to amount to approximately $22.5 billion in the aggregate, are required by law to be recovered through one or more special assessments on depository institutions and, potentially, their holding companies (if the FDIC determines such action to be appropriate and the Secretary of the Treasury concurs). The FDIC must consider a variety of factors in determining the terms and applicability of any such special assessment, including, among others, the types of entities that benefit from the action taken by the agencies, economic conditions, and anticipated industry impacts. The FDIC has announced that it intends to publish a notice of proposed rulemaking for a special assessment in May 2023. It is also possible that our regular deposit insurance assessment rates will increase should the FDIC alter the assessment rate schedule or calculation methodology for all larger financial institutions (including the Bank) as a result of the recent bank failures. Although we cannot predict the specific timing and terms of any special assessment relating to the resolution of SVB and SBNY, or any other increase in our deposit insurance assessment rates, any increase in our assessment fees could have a materially adverse effect on our results of operations and financial condition.
The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.
A significant factor in the failures of SVB and SBNY appears to have been the proportion of the deposits held by each institution that exceeded FDIC insurance limits. In response to the failures of SVB and SBNY, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and, in many instances, moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).
Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits.
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Corporation may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window or its recently established Bank Term Funding Program in order to manage our liquidity risk. See sections Deposits and Customer Funding and Liquidity of Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for additional disclosures and discussion pertaining to uninsured deposits and liquidity.
Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.
Credit ratings are subject to ongoing review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to the Corporation or its subsidiaries in a crisis. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur.
A downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital and/or limit our access to capital markets. Credit rating downgrades or negative watch warnings could also negatively impact our reputation and the perception of the Corporation by lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of deposits which exceed FDIC insurance limits may perceive such a downgrade or warning negatively and withdraw all or a portion of such deposits. While certain aspects of a credit rating downgrade are quantifiable, the impact it would have on our liquidity, business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take.
Our acceptance of brokered deposits for liquidity risk management purposes may expose the Bank to regulatory and commercial risks.
Recently, we have increased the use of brokered CDs as an additional source of liquidity. Our acceptance of brokered deposits is subject to compliance with the requirements set forth under the FDI Act and the FDIC’s regulation implemented thereunder. Section 29 of the FDI Act and the FDIC’s brokered deposits regulation restrict the ability of a bank to accept, renew or roll over brokered deposits unless the bank is “well capitalized” under the federal banking agencies’ prompt corrective action framework, or unless the bank is “adequately capitalized” and obtains a waiver from the FDIC. The FDIC and the other federal banking agencies historically have viewed brokered deposits, compared to “core deposits,” as being at a greater risk of being withdrawn and placed on deposit at another institution in order to receive a higher interest rate, or based on other factors, thereby exposing institutions that accept significant volumes of brokered deposits to greater liquidity risk and, to the extent an institution increases its rates to compete for such deposits, risk of decreased interest rate spreads and net interest income. For additional information on the regulatory requirements related to brokered deposits, please refer to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, “Part I—Item 1. Business—Supervision and Regulation—Brokered Deposits.” As of March 31, 2023, the Bank satisfied the capital requirements necessary to be deemed “well capitalized.” If the Bank were to fail to be categorized as “well capitalized,” we may be required to obtain a waiver from the FDIC to accept, renew or roll over any brokered deposit, or we may be prohibited from engaging in such activities altogether. Further, under such circumstances, the interest rates that we would be permitted to pay on deposits may be limited by regulation, and our deposit insurance assessment rates may be increased based upon the volume of the Bank’s brokered deposits relative to its total domestic deposits. Moreover, the terms of our agreements with third-party brokerage firms regarding the issuance and sale of brokered CDs could be adversely impacted by our failure to remain “well capitalized” or “adequately capitalized” and to comply with any regulatory requirements relating to those capital categories, and by other negative regulatory or rating agency actions. The occurrence of any of the above events may require us to seek alternative sources of funding to manage our liquidity risk from the expected withdrawals that will occur as issued CDs mature.
The occurrence of any of these events could materially and adversely affect our business, results of operations or financial condition.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2023, the Corporation repurchased $5 million of common stock, all of which were repurchases related to tax withholding on equity compensation with no open market purchases during the quarter. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2023 - January 31, 2023	47,027	$22.54	—	—
February 1, 2023 - February 28, 2023	152,799	23.78	—	—
March 1, 2023 - March 31, 2023	28,667	23.29	—	—
Total	228,493	$23.47	—	4,429,695
(a) During the first quarter of 2023, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At March 31, 2023, there remained $80 million authorized to be repurchased under the Board of Directors' 2021 authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on March 31, 2023.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (4), Form of Global Note dated as of February 10, 2023 representing $300,000,000 6.625% Fixed-Rate Reset Subordinated Notes Due 2033, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated February 6, 2023.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: April 27, 2023	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: April 27, 2023	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: April 27, 2023	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer