Form 10-Q
period 2023-06-30
ASSOCIATED BANC-CORP
filed 2023-07-27
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2023

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 24, 2023 was 150,921,090.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Acronyms, Abbreviations, and Defined Terms
The following listing provides a reference of common acronyms and abbreviations used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
Call Report	Consolidated Reports of Condition and Income
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Corporation / our / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
ESPP	Associated Banc-Corp Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSEs	Government-Sponsored Enterprises
HTM	Held to Maturity
LIBOR	London Interbank Offered Rate
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually

RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
TDRs	Troubled Debt Restructurings
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Jun 30, 2023	Dec 31, 2022
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$407,620	$436,952
Interest-bearing deposits in other financial institutions	190,881	156,693
Federal funds sold and securities purchased under agreements to resell	31,160	27,810
AFS investment securities, at fair value	3,504,777	2,742,025
HTM investment securities, net, at amortized cost	3,938,877	3,960,398
Equity securities	30,883	25,216
Federal Home Loan Bank and Federal Reserve Bank stocks, at cost	271,637	295,496
Residential loans held for sale	38,083	20,383
Commercial loans held for sale	15,000	—
Loans	29,848,904	28,799,569
Allowance for loan losses	(338,750)	(312,720)
Loans, net	29,510,153	28,486,849
Tax credit and other investments	263,583	276,773
Premises and equipment, net	374,866	376,906
Bank and corporate owned life insurance	678,578	676,530
Goodwill	1,104,992	1,104,992
Other intangible assets, net	44,877	49,282
Mortgage servicing rights, net	80,449	77,351
Interest receivable	159,185	144,449
Other assets	573,870	547,621
Total assets	$41,219,473	$39,405,727
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,565,666	$7,760,811
Interest-bearing deposits	25,448,743	21,875,343
Total deposits	32,014,409	29,636,154
Federal funds purchased and securities sold under agreements to repurchase	325,927	585,139
Commercial paper	15,327	20,798
FHLB advances	3,630,747	4,319,861
Other long-term funding	534,273	248,071
Allowance for unfunded commitments	38,276	38,776
Accrued expenses and other liabilities	537,640	541,438
Total liabilities	$37,096,599	$35,390,237
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,752	$1,752
Surplus	1,708,303	1,712,733
Retained earnings	3,025,637	2,904,882
Accumulated other comprehensive (loss)	(291,642)	(272,799)
Treasury stock, at cost	(515,287)	(525,190)
Total common equity	3,928,762	3,821,378
Total stockholders’ equity	4,122,874	4,015,490
Total liabilities and stockholders’ equity	$41,219,473	$39,405,727
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,918,628	150,444,019
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(In thousands, except per share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans	$423,307	$199,876	$814,626	$367,573
Interest and dividends on investment securities
Taxable	35,845	18,317	65,987	34,789
Tax-exempt	15,994	16,379	32,019	32,487
Other interest	6,086	2,420	11,415	4,413
Total interest income	481,231	236,991	924,048	439,261
Interest expense
Interest on deposits	162,196	8,019	271,618	11,591
Interest on federal funds purchased and securities sold under agreements to repurchase	2,261	406	5,404	444
Interest on other short-term funding	—	1	1	2
Interest on FHLB advances	49,261	9,689	99,222	17,871
Interest on long-term funding	9,596	2,730	15,876	5,460
Total interest expense	223,314	20,845	392,121	35,367
Net interest income	257,917	216,146	531,927	403,893
Provision for credit losses	22,100	(2)	40,071	(3,992)
Net interest income after provision for credit losses	235,817	216,148	491,856	407,886
Noninterest income
Wealth management fees	20,483	21,332	40,672	43,735
Service charges and deposit account fees	12,372	16,506	25,366	33,363
Card-based fees	11,396	11,442	21,982	21,368
Other fee-based revenue	4,465	4,360	8,740	8,126
Capital markets, net	5,093	8,010	10,176	16,656
Mortgage banking, net	7,768	6,145	11,313	14,536
Bank and corporate owned life insurance	2,172	4,106	4,835	6,177
Asset gains (losses), net	(299)	1,677	(35)	1,865
Investment securities gains (losses), net	14	(8)	66	12
Other	2,080	1,888	4,501	4,086
Total noninterest income	65,543	75,458	127,616	149,925
Noninterest expense
Personnel	114,089	112,666	230,510	217,477
Technology	24,220	21,223	47,818	42,707
Occupancy	13,587	14,151	28,650	30,231
Business development and advertising	7,106	5,655	12,955	10,610
Equipment	4,975	4,960	9,906	9,920
Legal and professional	4,831	4,873	8,688	9,960
Loan and foreclosure costs	1,635	1,476	2,773	3,490
FDIC assessment	9,550	5,400	16,425	10,500
Other intangible amortization	2,203	2,203	4,405	4,405
Other	8,476	8,815	15,955	15,412
Total noninterest expense	190,673	181,420	378,086	354,712
Income before income taxes	110,687	110,187	241,386	203,099
Income tax expense	23,533	23,363	50,873	42,013
Net income	87,154	86,824	190,514	161,086
Preferred stock dividends	2,875	2,875	5,750	5,750
Net income available to common equity	$84,279	$83,949	$184,764	$155,336
Earnings per common share
Basic	$0.56	$0.56	$1.23	$1.04
Diluted	$0.56	$0.56	$1.22	$1.03
Average common shares outstanding
Basic	149,986	149,083	149,875	148,933
Diluted	150,870	150,203	150,903	150,265

Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Net income	$87,154	$86,824	$190,514	$161,086
Other comprehensive (loss), net of tax
AFS investment securities
Net unrealized (losses)	(49,066)	(65,038)	(12,588)	(168,321)
Unrealized (losses) on AFS securities transferred to HTM securities	—	—	—	(67,604)
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,289	3,273	4,556	4,381
Reclassification adjustment for net losses (gains) realized in net income	—	8	—	(12)
Income tax benefit	11,843	15,998	1,951	59,096
Other comprehensive (loss) on AFS securities	(34,934)	(45,758)	(6,081)	(172,460)
Cash flow hedge derivatives
Net unrealized (losses)	(34,147)	—	(20,384)	—
Reclassification adjustment for net losses realized in net income	3,319	—	4,581	—
Income tax benefit	7,867	—	3,173	—
Other comprehensive (loss) on cash flow hedge derivatives	(22,961)	—	(12,630)	—
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(81)	(81)	(163)	(163)
Amortization of actuarial loss	(7)	74	22	147
Income tax benefit (expense)	(71)	2	8	4
Other comprehensive (loss) on pension and postretirement obligations	(159)	(6)	(132)	(12)
Total other comprehensive (loss)	(58,054)	(45,764)	(18,843)	(172,472)
Comprehensive income (loss)	$29,100	$41,060	$171,671	$(11,386)
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2022	$194,112	$1,752	$1,712,733	$2,904,882	$(272,799)	$(525,190)	$4,015,490
Comprehensive income:
Net income	—	—	—	103,360	—	—	103,360
Other comprehensive income	—	—	—	—	39,211	—	39,211
Comprehensive income							142,571
Common stock issued:
Stock-based compensation plans, net	—	—	(12,612)	—	—	14,379	1,766
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,362)	(5,362)
Cash dividends:
Common stock, $0.21 per share	—	—	—	(32,013)	—	—	(32,013)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,086	—	—	—	6,086
Balance, March 31, 2023	$194,112	$1,752	$1,706,206	$2,973,354	$(233,588)	$(516,173)	$4,125,663

Comprehensive income:
Net income	—	—	—	87,154	—	—	87,154
Other comprehensive (loss)	—	—	—	—	(58,054)	—	(58,054)
Comprehensive income							29,100
Common stock issued:
Stock-based compensation plans, net	—	—	(1,677)	—	—	1,770	93
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(884)	(884)
Cash dividends:
Common stock, $0.21 per share	—	—	—	(31,996)	—	—	(31,996)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,773	—	—	—	3,773
Balance, June 30, 2023	$194,112	$1,752	$1,708,303	$3,025,637	$(291,642)	$(515,287)	$4,122,874
Numbers may not sum due to rounding.
(a) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	$193,195	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(a)	—	—	—	1,713	—	—	1,713
Total stockholders' equity at beginning of period, as adjusted	193,195	1,752	1,713,851	2,674,314	(10,317)	(546,229)	4,026,566
Comprehensive (loss):
Net income	—	—	—	74,262	—	—	74,262
Other comprehensive (loss)	—	—	—	—	(126,708)	—	(126,708)
Comprehensive (loss)							(52,445)
Common stock issued:
Stock-based compensation plans, net	—	—	(11,911)	—	—	18,565	6,654
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,193)	(5,193)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,583)	—	—	(30,583)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,164	—	—	—	6,164
Balance, March 31, 2022	$193,195	$1,752	$1,708,104	$2,715,118	$(137,024)	$(532,858)	$3,948,287

Comprehensive income:
Net income	—	—	—	86,824	—	—	86,824
Other comprehensive (loss)	—	—	—	—	(45,764)	—	(45,764)
Comprehensive income							41,060
Common stock issued:
Stock-based compensation plans, net	—	—	(1,771)	—	—	1,910	139
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(884)	(884)
Cash dividends:
Common stock, $0.20 per share	—	—	—	(30,331)	—	—	(30,331)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,986	—	—	—	3,986
Balance, June 30, 2022	$193,195	$1,752	$1,710,319	$2,768,736	$(182,788)	$(531,832)	$3,959,382
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
(b) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
($ in thousands)	2023	2022
Cash flows from operating activities
Net income	$190,514	$161,086
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	40,071	(3,992)
Depreciation and amortization	22,914	22,741
Change in MSRs valuation	(5,135)	(19,400)
Amortization of other intangible assets	4,405	4,405
Amortization and accretion on earning assets, funding, and other, net	16,509	10,315
Net amortization of tax credit investments	17,227	17,072
(Gains) on sales of investment securities, net	—	(12)
Asset losses (gains), net	35	(1,865)
Loss on mortgage banking activities, net	1,389	3,036
Mortgage loans originated and acquired for sale	(168,395)	(403,951)
Proceeds from sales of mortgage loans held for sale	151,167	500,410
Changes in certain assets and liabilities:
(Increase) in interest receivable	(14,736)	(14,898)
Increase in interest payable	44,367	1,501
(Decrease) in expense payable	(40,882)	(24,791)
(Decrease) increase in net derivative position	(37,175)	231,332
Net change in other assets and other liabilities	(43,503)	6,051
Net cash provided by operating activities	178,771	489,039
Cash flows from investing activities
Net (increase) in loans	(1,054,924)	(2,271,051)
Purchases of:
AFS securities	(948,326)	(502,012)
HTM securities	(41,524)	(202,271)
Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	(97,622)	(70,239)
Proceeds from:
Sales of AFS securities	—	1,061
Sale of Federal Home Loan Bank and Federal Reserve Bank stocks and equity securities	115,975	8
Prepayments, calls, and maturities of AFS securities	172,680	296,179
Prepayments, calls, and maturities of HTM securities	62,212	111,796
Sales, prepayments, calls, and maturities of other assets	17,988	23,523
Premises, equipment, and software, net of disposals	(29,663)	(33,373)
Net change in tax credit and alternative investments	(14,116)	(34,186)
Net cash (used in) investing activities	(1,817,320)	(2,680,566)
Cash flows from financing activities
Net increase in deposits	2,378,308	110,280
Net increase (decrease) in short-term funding	(264,684)	351,358
Net increase (decrease) in short-term FHLB advances	(685,000)	2,045,000
Repayment of long-term FHLB advances	(537)	(408,870)
Proceeds from long-term FHLB advances	115	916
Proceeds from issuance of long-term funding	292,740	—
(Repayment) proceeds of finance lease principal	(43)	348
Proceeds from issuance of common stock for stock-based compensation plans	1,859	6,793
Purchase of treasury stock, stock-based compensation plans	(6,246)	(6,078)
Cash dividends on common stock	(64,009)	(60,914)
Cash dividends on preferred stock	(5,750)	(5,750)
Net cash provided by financing activities	1,646,755	2,033,084
Net increase (decrease) in cash and cash equivalents	8,207	(158,444)
Cash and cash equivalents at beginning of period	621,455	1,025,515
Cash and cash equivalents at end of period(a)	$629,662	$867,071
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
($ in thousands)	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$347,202	$33,533
Cash paid for income and franchise taxes	58,985	2,432
Loans and bank premises transferred to OREO	3,632	1,817
Capitalized mortgage servicing rights	1,322	5,231
Loans transferred into (from) held for sale from (into) portfolio, net	(840)	4,149
Transfer of AFS securities to HTM securities	—	1,621,990
Unsettled trades to purchase securities	—	1,450
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	9,651	—
Fair value adjustment on cash flow hedges	(12,630)	—

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

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Net income	$87,154	$86,824	$190,514	$161,086
Preferred stock dividends	(2,875)	(2,875)	(5,750)	(5,750)
Net income available to common equity	$84,279	$83,949	$184,764	$155,336
Common shareholder dividends	(31,802)	(30,126)	(63,611)	(60,499)
Unvested share-based payment awards	(194)	(205)	(398)	(415)
Undistributed earnings	$52,283	$53,618	$120,755	$94,422
Undistributed earnings allocated to common shareholders	$51,965	$53,257	$120,047	$93,807
Undistributed earnings allocated to unvested share-based payment awards	318	361	708	615
Undistributed earnings	$52,283	$53,618	$120,755	$94,422
Basic
Distributed earnings to common shareholders	$31,802	$30,126	$63,611	$60,499
Undistributed earnings allocated to common shareholders	51,965	53,257	120,047	93,807
Total common shareholders earnings, basic	$83,768	$83,383	$183,658	$154,306
Diluted
Distributed earnings to common shareholders	$31,802	$30,126	$63,611	$60,499
Undistributed earnings allocated to common shareholders	51,965	53,257	120,047	93,807
Total common shareholders earnings, diluted	$83,768	$83,383	$183,658	$154,306
Weighted average common shares outstanding	149,986	149,083	149,875	148,933
Effect of dilutive common stock awards	884	1,121	1,027	1,332
Diluted weighted average common shares outstanding	150,870	150,203	150,903	150,265
Basic earnings per common share	$0.56	$0.56	$1.23	$1.04
Diluted earnings per common share	$0.56	$0.56	$1.22	$1.03
Approximately 5 million and 3 million anti-dilutive common stock shares were excluded from the earnings per common share calculation for the three months ended June 30, 2023 and 2022, respectively, and approximately 3 million anti-dilutive common stock shares were excluded from the earnings per common share calculation for both the six months ended June 30, 2023 and 2022.
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
A summary of the Corporation’s stock option activity for the six months ended June 30, 2023 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	3,994	$21.06	5.11 years	$10,525
Exercised	35	17.06
Forfeited or expired	10	23.45
Outstanding at June 30, 2023	3,949	$21.09	4.63 years	$—
Options Exercisable at June 30, 2023	3,735	$21.27	4.52 years	$—
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2023, the intrinsic value of stock options exercised was approximately $220,000, compared to $3 million for the six months ended June 30, 2022. For the six months ended June 30, 2023, the total fair value of stock options vested was approximately $955,000 compared to $2 million for the six months ended June 30, 2022.
The Corporation recognized compensation expense for the vesting of stock options of approximately $186,000 for the six months ended June 30, 2023, compared to approximately $469,000 for the six months ended June 30, 2022. At June 30, 2023, the Corporation had approximately $192,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2024.
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
The following table summarizes information about the Corporation’s restricted stock awards activity for the six months ended June 30, 2023:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	2,303	$20.81
Granted	822	22.61
Vested	737	21.13
Forfeited	22	22.14
Outstanding at June 30, 2023	2,366	$21.33
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2022 and 2023 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2022 and 2023 will generally vest ratably over a period of four years. Expense for restricted stock awards of $10 million was recorded for both the six months ended June 30, 2023 and the six months ended June 30, 2022. Included in compensation expense for the first six months of 2023 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $27 million of unrecognized compensation costs related to restricted stock awards at June 30, 2023 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2027.
The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock awards. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares, if any, will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at June 30, 2023 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U. S. Treasury securities	$124,516	$—	$(14,563)	$109,954
Agency securities	15,000	—	(1,483)	13,517
Obligations of state and political subdivisions (municipal securities)	227,928	75	(5,515)	222,487
Residential mortgage-related securities:
FNMA/FHLMC	1,734,097	108	(213,265)	1,520,939
GNMA	1,309,202	198	(18,761)	1,290,640
Commercial mortgage-related securities:
FNMA/FHLMC	18,866	—	(1,772)	17,095
GNMA	191,630	—	(8,284)	183,346
Asset backed securities:
FFELP	144,376	—	(4,211)	140,166
SBA	3,757	11	(47)	3,721
Other debt securities	3,000	—	(87)	2,913
Total AFS investment securities	$3,772,373	$392	$(267,987)	$3,504,777
HTM investment securities
U. S. Treasury securities	$999	$—	$(59)	$940
Obligations of state and political subdivisions (municipal securities)	1,713,510	1,978	(162,587)	1,552,901
Residential mortgage-related securities:
FNMA/FHLMC	969,503	29,137	(171,849)	826,791
GNMA	52,260	48	(3,500)	48,808
Private-label	355,442	10,734	(72,395)	293,782
Commercial mortgage-related securities:
FNMA/FHLMC	784,327	14,008	(174,942)	623,393
GNMA	62,961	461	(7,946)	55,477
Total HTM investment securities	$3,939,001	$56,368	$(593,278)	$3,402,092

The amortized cost and fair values of AFS and HTM securities at December 31, 2022 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U. S. Treasury securities	$124,441	$—	$(15,063)	$109,378
Agency securities	15,000	—	(1,468)	13,532
Obligations of state and political subdivisions (municipal securities)	235,693	96	(5,074)	230,714
Residential mortgage-related securities:
FNMA/FHLMC	1,820,642	404	(216,436)	1,604,610
GNMA	502,537	314	(5,255)	497,596
Commercial mortgage-related securities:
FNMA/FHLMC	19,038	—	(1,896)	17,142
GNMA	115,031	—	(4,569)	110,462
Asset backed securities:
FFELP	157,138	—	(5,947)	151,191
SBA	4,512	15	(51)	4,477
Other debt securities	3,000	—	(78)	2,922
Total AFS investment securities	$2,997,032	$830	$(255,837)	$2,742,025
HTM investment securities
U. S. Treasury securities	$999	$—	$(62)	$936
Obligations of state and political subdivisions (municipal securities)	1,732,351	1,994	(182,697)	1,551,647
Residential mortgage-related securities:
FNMA/FHLMC	961,231	31,301	(175,760)	816,771
GNMA	52,979	85	(3,436)	49,628
Private-label	364,728	11,697	(72,920)	303,505
Commercial mortgage-related securities:
FNMA/FHLMC	778,796	15,324	(178,281)	615,839
GNMA	69,369	577	(7,254)	62,691
Total HTM investment securities	$3,960,451	$60,978	$(620,411)	$3,401,018
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at June 30, 2023, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,127	$5,115	$18,531	$18,528
Due after one year through five years	188,712	171,404	48,044	47,613
Due after five years through ten years	140,309	136,754	155,014	151,579
Due after ten years	36,296	35,598	1,492,920	1,336,121
Total debt securities	370,444	348,871	1,714,509	1,553,841
Residential mortgage-related securities:
FNMA/FHLMC	1,734,097	1,520,939	969,503	826,791
GNMA	1,309,202	1,290,640	52,260	48,808
Private-label	—	—	355,442	293,782
Commercial mortgage-related securities:
FNMA/FHLMC	18,866	17,095	784,327	623,393
GNMA	191,630	183,346	62,961	55,477
Asset backed securities:
FFELP	144,376	140,166	—	—
SBA	3,757	3,721	—	—
Total investment securities	$3,772,373	$3,504,777	$3,939,001	$3,402,092
Ratio of fair value to amortized cost		92.9%		86.4%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at June 30, 2023:

($ in thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	781,385	924,263	6,705	1,156	1,713,510
Residential mortgage-related securities:
FNMA/FHLMC	969,503	—	—	—	969,503
GNMA	52,260	—	—	—	52,260
Private-label	355,442	—	—	—	355,442
Commercial mortgage-related securities:
FNMA/FHLMC	784,327	—	—	—	784,327
GNMA	62,961	—	—	—	62,961
Total HTM securities	$3,006,877	$924,263	$6,705	$1,156	$3,939,001
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2022:

($ in thousands)	AAA	AA	A	Not Rated	Total
U. S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	806,529	917,059	7,604	1,158	1,732,351
Residential mortgage-related securities:
FNMA/FHLMC	961,231	—	—	—	961,231
GNMA	52,979	—	—	—	52,979
Private-label	364,728	—	—	—	364,728
Commercial mortgage-related securities:
FNMA/FHLMC	778,796	—	—	—	778,796
GNMA	69,369	—	—	—	69,369
Total HTM securities	$3,034,630	$917,059	$7,604	$1,158	$3,960,451
The following table summarizes gross realized gains and losses on AFS securities, net write-up of equity securities, and proceeds from the sale of AFS investment securities for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Gross realized gains on AFS securities	$—	$—	$—	$21
Gross realized (losses) on AFS securities	—	(8)	—	(8)
Net write-up of equity securities	14	—	66	—
Investment securities gains (losses), net	$14	$(8)	$66	$12
Proceeds from sales of AFS investment securities	$—	$327	$—	$1,061
Investment securities with a carrying value of $1.8 billion and $2.3 billion at June 30, 2023 and December 31, 2022, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $18 million and $19 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on AFS securities totaled $13 million and $9 million at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual at both June 30, 2023 and December 31, 2022.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both June 30, 2023 and December 31, 2022, the Corporation had no past due HTM securities.

The allowance for credit losses on HTM securities was approximately $125,000 at June 30, 2023 and approximately $54,000 at December 31, 2022, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2023:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	7	$(14,563)	$109,954	$(14,563)	$109,954
Agency securities	—	—	—	1	(1,483)	13,517	(1,483)	13,517
Obligations of state and political subdivisions (municipal securities)	285	(3,452)	155,382	79	(2,063)	43,862	(5,515)	199,244
Residential mortgage-related securities:
FNMA/FHLMC	26	(899)	33,479	100	(212,366)	1,473,501	(213,265)	1,506,980
GNMA	60	(14,873)	1,074,681	13	(3,887)	56,951	(18,761)	1,131,632
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,772)	17,095	(1,772)	17,095
GNMA	11	(3,539)	110,951	31	(4,745)	72,395	(8,284)	183,346
Asset backed securities:
FFELP	—	—	—	15	(4,211)	140,166	(4,211)	140,166
SBA	2	—	740	7	(47)	1,754	(47)	2,493
Other debt securities	1	(15)	985	2	(72)	1,928	(87)	2,913
Total	385	$(22,779)	$1,376,217	256	$(245,208)	$1,931,121	$(267,987)	$3,307,339
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(59)	$940	$(59)	$940
Obligations of state and political subdivisions (municipal securities)	485	(12,109)	650,323	444	(150,479)	647,004	(162,587)	1,297,327
Residential mortgage-related securities:
FNMA/FHLMC	64	(2,536)	65,400	57	(169,313)	761,207	(171,849)	826,607
GNMA	21	(330)	14,665	63	(3,171)	31,369	(3,500)	46,034
Private-label	—	—	—	18	(72,395)	293,782	(72,395)	293,782
Commercial mortgage-related securities:
FNMA/FHLMC	4	(1,212)	28,920	41	(173,730)	594,472	(174,942)	623,393
GNMA	—	—	—	13	(7,946)	55,477	(7,946)	55,477
Total	574	$(16,186)	$759,309	637	$(577,092)	$2,384,250	$(593,278)	$3,143,559

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at June 30, 2023 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $185 million and $209 million at June 30, 2023 and December 31, 2022, respectively. The Corporation had Federal Reserve Bank stock of $87 million at both June 30, 2023 and December 31, 2022. Accrued interest receivable on FHLB stock totaled $3 million at both June 30, 2023 and December 31, 2022. There was no accrued interest receivable on Federal Reserve Bank Stock at both June 30, 2023, and December 31, 2022. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. The Corporation had equity securities with readily determinable fair values of $7 million at June 30, 2023 and $6 million at December 31, 2022.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values, which primarily consists of Visa Class B restricted shares and an investment in a private SBA loan fund, was carried at $24 million and $19 million at June 30, 2023 and December 31, 2022, respectively.
Note 6 Loans
The period end loan composition was as follows:

($ in thousands)	Jun 30, 2023	Dec 31, 2022
Commercial and industrial	$10,055,487	$9,759,454
Commercial real estate — owner occupied	1,058,237	991,722
Commercial and business lending	11,113,724	10,751,176
Commercial real estate — investor	5,312,928	5,080,344
Real estate construction	2,009,060	2,155,222
Commercial real estate lending	7,321,988	7,235,565
Total commercial	18,435,711	17,986,742
Residential mortgage	8,746,345	8,511,550
Auto finance	1,777,974	1,382,073
Home equity	615,506	624,353
Other consumer	273,367	294,851
Total consumer	11,413,193	10,812,828
Total loans	$29,848,904	$28,799,569
Accrued interest receivable on loans totaled $124 million at June 30, 2023, and $113 million at December 31, 2022, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received for loans placed on nonaccrual is reversed against interest income. The amount of accrued interest reversed was $1 million for the three and six months ended June 30, 2023, and immaterial for the three and six months ended June 30, 2022.

The following table presents loans by credit quality indicator by origination year at June 30, 2023:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$375	$2,016,151	$894,287	$3,101,942	$2,118,259	$450,305	$489,900	$617,543	$9,688,387
Special mention	57	44,943	57	35,706	9,319	6,240	—	30,700	126,964
Potential problem	642	89,637	873	19,850	73,809	20,187	91	781	205,228
Nonaccrual	10,583	—	3,230	16,863	6,457	8,357	—	—	34,907
Commercial and industrial	$11,657	$2,150,731	$898,447	$3,174,361	$2,207,845	$485,088	$489,991	$649,023	$10,055,487
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$19,693	$132,242	$209,736	$230,821	$147,000	$147,706	$127,909	$1,015,108
Special mention	—	579	—	—	—	3,434	8,276	—	12,289
Potential problem	—	—	2,656	864	9,052	4,002	500	12,322	29,396
Nonaccrual	—	—	1,444	—	—	—	—	—	1,444
Commercial real estate - owner occupied	$—	$20,272	$136,342	$210,600	$239,873	$154,436	$156,482	$140,231	$1,058,237
Commercial and business lending:
Risk rating:
Pass	$375	$2,035,845	$1,026,529	$3,311,678	$2,349,081	$597,305	$637,606	$745,452	$10,703,495
Special mention	57	45,522	57	35,706	9,319	9,673	8,276	30,700	139,253
Potential problem	642	89,637	3,528	20,714	82,861	24,190	592	13,103	234,624
Nonaccrual	10,583	—	4,675	16,863	6,457	8,357	—	—	36,352
Commercial and business lending	$11,657	$2,171,004	$1,034,789	$3,384,961	$2,447,717	$639,524	$646,474	$789,254	$11,113,724
Commercial real estate - investor:
Risk rating:
Pass	$—	$131,996	$610,875	$1,549,321	$1,339,075	$637,693	$435,601	$386,283	$5,090,844
Special mention	—	—	15,259	52,277	25,817	—	—	—	93,353
Potential problem	—	—	24,842	21,538	31,398	8,225	1,008	19,650	106,662
Nonaccrual	—	—	—	—	21,801	—	—	267	22,068
Commercial real estate - investor	$—	$131,996	$650,976	$1,623,135	$1,418,092	$645,919	$436,609	$406,200	$5,312,928
Real estate construction:
Risk rating:
Pass	$—	$30,596	$107,275	$1,037,825	$680,661	$123,350	$6,947	$9,974	$1,996,627
Special mention	—	—	—	—	—	12,308	—	—	12,308
Nonaccrual	—	—	—	—	—	—	—	125	125
Real estate construction	$—	$30,596	$107,275	$1,037,825	$680,661	$135,658	$6,947	$10,099	$2,009,060
Commercial real estate lending:
Risk rating:
Pass	$—	$162,592	$718,150	$2,587,145	$2,019,736	$761,044	$442,548	$396,257	$7,087,472
Special mention	—	—	15,259	52,277	25,817	12,308	—	—	105,661
Potential problem	—	—	24,842	21,538	31,398	8,225	1,008	19,650	106,662
Nonaccrual	—	—	—	—	21,801	—	—	392	22,193
Commercial real estate lending	$—	$162,592	$758,251	$2,660,960	$2,098,753	$781,577	$443,556	$416,299	$7,321,988
Total commercial:
Risk rating:
Pass	$375	$2,198,437	$1,744,679	$5,898,823	$4,368,817	$1,358,348	$1,080,154	$1,141,709	$17,790,967
Special mention	57	45,522	15,316	87,983	35,136	21,981	8,276	30,700	244,914
Potential problem	642	89,637	28,370	42,252	114,259	32,415	1,600	32,753	341,286
Nonaccrual	10,583	—	4,675	16,863	28,258	8,357	—	392	58,544
Total commercial	$11,657	$2,333,596	$1,793,040	$6,045,921	$4,546,470	$1,421,101	$1,090,030	$1,205,553	$18,435,711

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2023	2022	2021	2020	2019	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$224,502	$1,629,017	$2,226,398	$1,651,621	$766,715	$2,184,280	$8,682,533
Special mention	—	—	—	—	278	—	—	170	448
Potential problem	—	—	109	173	613	—	547	205	1,646
Nonaccrual	—	—	605	6,204	4,738	8,236	6,424	35,511	61,718
Residential mortgage	$—	$—	$225,216	$1,635,393	$2,232,027	$1,659,856	$773,686	$2,220,166	$8,746,345
Auto finance:
Risk rating:
Pass	$—	$—	$565,583	$1,115,791	$90,632	$240	$778	$289	$1,773,314
Special mention	—	—	181	1,330	84	—	—	—	1,596
Nonaccrual	—	—	44	2,323	689	—	9	—	3,065
Auto finance	$—	$—	$565,808	$1,119,445	$91,405	$240	$787	$289	$1,777,974
Home equity:
Risk rating:
Pass	$4,681	$504,626	$365	$30,687	$6,819	$2,220	$5,351	$56,666	$606,734
Special mention	276	94	—	—	—	99	—	552	744
Potential problem	13	—	13	194	—	—	34	—	240
Nonaccrual	457	113	—	353	106	119	295	6,802	7,788
Home equity	$5,426	$504,833	$377	$31,234	$6,925	$2,438	$5,680	$64,020	$615,506
Other consumer:
Risk rating:
Pass	$198	$187,462	$3,950	$4,696	$3,424	$1,690	$704	$70,631	$272,559
Special mention	25	547	—	28	2	33	—	36	646
Nonaccrual	23	46	—	10	25	6	12	64	163
Other consumer	$246	$188,055	$3,950	$4,734	$3,451	$1,729	$717	$70,732	$273,367
Total consumer:
Risk rating:
Pass	$4,879	$692,088	$794,400	$2,780,192	$2,327,273	$1,655,771	$773,549	$2,311,866	$11,335,139
Special mention	301	640	181	1,358	364	131	—	758	3,434
Potential problem	13	—	122	367	613	—	580	205	1,886
Nonaccrual	480	159	649	8,890	5,557	8,360	6,741	42,378	72,733
Total consumer	$5,673	$692,887	$795,352	$2,790,806	$2,333,808	$1,664,262	$780,870	$2,355,207	$11,413,193
Total loans:
Risk rating:
Pass	$5,254	$2,890,525	$2,539,079	$8,679,015	$6,696,090	$3,014,119	$1,853,703	$3,453,575	$29,126,106
Special mention	357	46,162	15,497	89,341	35,500	22,113	8,276	31,458	248,348
Potential problem	655	89,637	28,492	42,619	114,872	32,415	2,180	32,958	343,173
Nonaccrual	11,063	159	5,324	25,753	33,816	16,717	6,741	42,769	131,278
Total loans	$17,329	$3,026,483	$2,588,392	$8,836,728	$6,880,278	$3,085,363	$1,870,900	$3,560,760	$29,848,904
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2022:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$1,423	$1,938,777	$3,245,546	$2,367,008	$567,833	$573,120	$330,642	$432,906	$9,455,833
Special mention	—	93,209	3,411	23,607	—	—	19	32,497	152,744
Potential problem	447	24,549	41,400	4,193	21,887	38,169	218	6,133	136,549
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and industrial	$5,796	$2,056,535	$3,295,567	$2,394,809	$598,839	$611,289	$330,879	$471,535	$9,759,454
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$12,447	$211,645	$225,627	$163,965	$160,370	$73,487	$97,420	$944,961
Special mention	—	—	—	—	1,136	1,491	9,713	—	12,339
Potential problem	—	1,325	1,238	11,141	5,523	10,769	370	4,055	34,422
Commercial real estate - owner occupied	$—	$13,772	$212,883	$236,769	$170,624	$172,630	$83,570	$101,475	$991,722
Commercial and business lending:
Risk rating:
Pass	$1,423	$1,951,224	$3,457,191	$2,592,636	$731,798	$733,490	$404,129	$530,326	$10,400,794
Special mention	—	93,209	3,411	23,607	1,136	1,491	9,732	32,497	165,083
Potential problem	447	25,874	42,638	15,335	27,410	48,938	589	10,188	170,971
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and business lending	$5,796	$2,070,307	$3,508,450	$2,631,578	$769,463	$783,919	$414,449	$573,010	$10,751,176
Commercial real estate - investor:
Risk rating:
Pass	$38,412	$106,280	$1,633,094	$1,419,000	$683,121	$530,444	$262,858	$210,299	$4,845,096
Special mention	—	—	61,968	24,149	7,361	9,400	—	10,455	113,333
Potential problem	—	—	16,147	21,303	27,635	1,333	19,017	7,099	92,535
Nonaccrual	—	—	2,177	25,668	—	—	—	1,535	29,380
Commercial real estate - investor	$38,412	$106,280	$1,713,387	$1,490,120	$718,117	$541,177	$281,875	$229,387	$5,080,344
Real estate construction:
Risk rating:
Pass	$—	$29,892	$900,593	$913,107	$241,230	$12,062	$2,226	$9,775	$2,108,885
Special mention	—	—	—	—	12,174	33,087	—	—	45,261
Potential problem	—	—	—	—	970	—	—	—	970
Nonaccrual	—	—	—	—	—	—	—	105	105
Real estate construction	$—	$29,892	$900,593	$913,107	$254,374	$45,149	$2,226	$9,880	$2,155,222
Commercial real estate lending:
Risk rating:
Pass	$38,412	$136,173	$2,533,687	$2,332,107	$924,351	$542,505	$265,083	$220,073	$6,953,981
Special mention	—	—	61,968	24,149	19,535	42,487	—	10,455	158,595
Potential problem	—	—	16,147	21,303	28,605	1,333	19,017	7,099	93,505
Nonaccrual	—	—	2,177	25,668	—	—	—	1,640	29,485
Commercial real estate lending	$38,412	$136,173	$2,613,980	$2,403,227	$972,492	$586,326	$284,101	$239,267	$7,235,565

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Total commercial:
Risk rating:
Pass	$39,835	$2,087,396	$5,990,879	$4,924,743	$1,656,149	$1,275,996	$669,213	$750,399	$17,354,774
Special mention	—	93,209	65,379	47,756	20,671	43,978	9,732	42,952	323,677
Potential problem	447	25,874	58,785	36,638	56,016	50,271	19,606	17,287	264,476
Nonaccrual	3,926	—	7,387	25,668	9,119	—	—	1,640	43,814
Total commercial	$44,208	$2,206,480	$6,122,430	$5,034,805	$1,741,955	$1,370,245	$698,550	$812,278	$17,986,742
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,410,566	$2,184,125	$1,716,663	$817,164	$370,724	$1,951,406	$8,450,648
Special mention	—	—	—	284	96	—	—	63	444
Potential problem	—	—	455	71	—	738	29	685	1,978
Nonaccrual	—	—	8,506	3,851	6,219	3,744	5,014	31,145	58,480
Residential mortgage	$—	$—	$1,419,527	$2,188,332	$1,722,979	$821,645	$375,768	$1,983,299	$8,511,550
Auto finance:
Risk rating:
Pass	$—	$—	$1,271,205	$106,102	$333	$1,267	$446	$61	$1,379,414
Special mention	—	—	1,052	118	—	—	—	—	1,170
Nonaccrual	—	—	1,149	331	—	9	—	—	1,490
Auto finance	$—	$—	$1,273,406	$106,551	$333	$1,276	$446	$61	$1,382,073
Home equity:
Risk rating:
Pass	$7,254	$508,212	$31,389	$6,508	$2,112	$6,197	$6,966	$54,827	$616,211
Special mention	47	102	—	—	—	—	47	310	458
Potential problem	—	15	—	—	—	34	2	146	197
Nonaccrual	1,590	—	306	102	131	307	319	6,322	7,487
Home equity	$8,891	$508,329	$31,695	$6,610	$2,243	$6,538	$7,333	$61,605	$624,353
Other consumer:
Risk rating:
Pass	$64	$199,942	$7,429	$5,256	$2,468	$1,238	$174	$77,611	$294,117
Special mention	6	490	11	—	5	5	—	25	537
Nonaccrual	78	56	11	21	10	56	10	34	197
Other consumer	$147	$200,488	$7,452	$5,276	$2,482	$1,300	$184	$77,670	$294,851
Total consumer:
Risk rating:
Pass	$7,318	$708,154	$2,720,589	$2,301,991	$1,721,576	$825,866	$378,310	$2,083,904	$10,740,390
Special mention	52	592	1,063	403	101	5	47	398	2,609
Potential problem	—	15	455	71	—	772	31	831	2,175
Nonaccrual	1,668	56	9,973	4,304	6,360	4,116	5,343	37,501	67,654
Total consumer	$9,038	$708,817	$2,732,080	$2,306,769	$1,728,037	$830,759	$383,731	$2,122,635	$10,812,828
Total loans:
Risk rating:
Pass	$47,152	$2,795,551	$8,711,468	$7,226,734	$3,377,725	$2,101,861	$1,047,522	$2,834,303	$28,095,164
Special mention	52	93,801	66,443	48,159	20,772	43,983	9,778	43,350	326,286
Potential problem	447	25,889	59,240	36,709	56,016	51,043	19,637	18,118	266,651
Nonaccrual	5,595	56	17,360	29,972	15,479	4,116	5,343	39,141	111,467
Total loans	$53,246	$2,915,297	$8,854,510	$7,341,574	$3,469,992	$2,201,004	$1,082,280	$2,934,912	$28,799,569
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year at June 30, 2023:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	YTD 2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$1,789	$5,158	$249	$5,140	$—	$—	$2,152	$14,489
Commercial and business lending	1,789	5,158	249	5,140	—	—	2,152	14,489
Commercial real estate-investor	—	—	—	—	—	—	242	242
Real estate construction	—	—	—	—	—	—	25	25
Commercial real estate lending	—	—	—	—	—	—	266	266
Total commercial	1,789	5,158	249	5,140	—	—	2,418	14,755
Residential mortgage	—	—	128	22	8	7	410	574
Auto finance	—	24	2,048	262	—	—	—	2,335
Home equity	—	—	43	14	—	22	108	186
Other consumer	2,226	—	129	60	12	10	70	2,506
Total consumer	2,226	24	2,348	358	20	39	588	5,601
Total gross charge offs	$4,015	$5,182	$2,597	$5,498	$20	$39	$3,006	$20,356
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
The following table presents loans by past due status at June 30, 2023:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$10,008,208	$11,837	$168	$366	$34,907	$10,055,487
Commercial real estate - owner occupied	1,055,309	1,484	—	—	1,444	1,058,237
Commercial and business lending	11,063,517	13,321	168	366	36,352	11,113,724
Commercial real estate - investor	5,290,860	—	—	—	22,068	5,312,928
Real estate construction	2,008,859	76	—	—	125	2,009,060
Commercial real estate lending	7,299,719	76	—	—	22,193	7,321,988
Total commercial	18,363,236	13,396	168	366	58,544	18,435,711
Residential mortgage	8,675,666	8,791	170	—	61,718	8,746,345
Auto finance	1,763,481	9,833	1,596	—	3,065	1,777,974
Home equity	603,688	3,286	744	—	7,788	615,506
Other consumer	269,820	1,279	745	1,360	163	273,367
Total consumer	11,312,656	23,189	3,255	1,360	72,733	11,413,193
Total loans	$29,675,892	$36,585	$3,423	$1,726	$131,278	$29,848,904
(a) Of the total nonaccrual loans, $77 million, or 58%, were current with respect to payment at June 30, 2023.
(b) No interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2023. In addition, there were $29 million of nonaccrual loans for which there was no related ACLL at June 30, 2023.

The following table presents loans by past due status at December 31, 2022:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$9,738,561	$716	$5,566	$282	$14,329	$9,759,454
Commercial real estate - owner occupied	991,493	218	12	—	—	991,722
Commercial and business lending	10,730,053	934	5,578	282	14,329	10,751,176
Commercial real estate - investor	5,049,897	1,067	—	—	29,380	5,080,344
Real estate construction	2,155,077	39	—	—	105	2,155,222
Commercial real estate lending	7,204,975	1,105	—	—	29,485	7,235,565
Total commercial	17,935,028	2,040	5,578	282	43,814	17,986,742
Residential mortgage	8,443,072	9,811	63	124	58,480	8,511,550
Auto finance	1,371,176	8,238	1,170	—	1,490	1,382,073
Home equity	611,259	5,149	458	—	7,487	624,353
Other consumer	291,722	1,018	592	1,322	197	294,851
Total consumer	10,717,229	24,216	2,283	1,446	67,654	10,812,828
Total loans	$28,652,257	$26,256	$7,861	$1,728	$111,467	$28,799,569
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
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the six months ended June 30, 2023. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at June 30, 2023.

Interest Rate Concession
($ in thousands)	Amortized Cost
Commercial and industrial	$168
Auto	80
Home equity	78
Other consumer	988
Total loans modified	$1,314

Term Extension
($ in thousands)	Amortized Cost
Residential mortgage	$208
Home equity	27
Total loans modified	$235

Combination - Interest Rate Concession and Term Extension
($ in thousands)	Amortized Cost
Residential mortgage	$519
Home equity	168
Total loans modified	$687

The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans as of June 30, 2023:

Interest Rate Concession
Loan Type	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
Commercial and industrial	(17)%
Auto	(4)%
Home equity	—%
Other consumer	(20)%
Total loans modified	(10)%
(a) Due to market conditions, some interest rate concessions on floating rate loans may involve an increase in rate that was lower in comparison to the rate of increase for floating rate loans not modified.

Term Extension
Loan Type	Financial Effect, Weighted Average Term Increase(a)
Residential mortgage	26 months
Total loans modified	26 months
(a) During the six months ended June 30, 2023, term extensions changed the weighted average term on modified loans from 334 to 360 months.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the six months ended June 30, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Commercial and industrial	$168	$—	$—	$—
Residential mortgage	126	—	—	601
Auto	80	—	—	—
Home equity	78	—	—	195
Other consumer	988	—	—	—
Total loans modified	$1,439	$—	$—	$796
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous six months and subsequently had a payment default, as of June 30, 2023:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Residential mortgage	$—	$201	$128
Home equity	—	—	60
Total loans modified	$—	$201	$187
The following table presents nonaccrual and performing restructured loans by loan portfolio at December 31, 2022:

($ in thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$12,453	$—
Commercial real estate — owner occupied	316	—
Commercial real estate — investor	128	2,074
Real estate construction	195	9
Residential mortgage	16,829	17,117
Home equity	2,148	927
Other consumer	798	—
Total restructured loans	$32,868	$20,127
(a) Nonaccrual restructured loans have been included within nonaccrual loans.

The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance for the six months ended June 30, 2022:

($ in thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	2	$275	$275
Commercial real estate — investor	1	553	573
Residential mortgage	35	8,149	8,315
Home equity	8	291	312
Total loans modified	46	$9,267	$9,474
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
During the six months ended June 30, 2022, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans for the six months ended June 30, 2022 primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.
The following table provides the number of loans modified during the previous twelve months which subsequently defaulted during the six months ended June 30, 2022, and the recorded investment in these restructured loans at the time of default as of June 30, 2022:

	Six Months Ended June 30, 2022
($ in thousands)	Number of Loans	Recorded Investment
Residential mortgage	4	$1,178
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for June 30, 2023 was the Moody's baseline scenario from May 2023, which was reviewed against the June 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the six months ended June 30, 2023:

($ in thousands)	Dec 31, 2022	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Jun 30, 2023	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$119,076	$(14,489)	$1,552	$(12,936)	$17,011	$123,151
Commercial real estate — owner occupied	9,475	—	6	6	1,565	11,047
Commercial and business lending	128,551	(14,489)	1,558	(12,930)	18,576	134,197
Commercial real estate — investor	54,398	(242)	2,517	2,276	9,953	66,627
Real estate construction	45,589	(25)	24	—	3,106	48,694
Commercial real estate lending	99,986	(266)	2,542	2,275	13,059	115,321
Total commercial	228,538	(14,755)	4,100	(10,655)	31,636	249,518
Residential mortgage	38,298	(574)	238	(336)	3,227	41,189
Auto finance	19,619	(2,335)	331	(2,004)	2,735	20,350
Home equity	14,875	(186)	710	524	105	15,504
Other consumer	11,390	(2,506)	508	(1,998)	2,798	12,189
Total consumer	84,182	(5,601)	1,787	(3,815)	8,864	89,232
Total loans	$312,720	$(20,356)	$5,886	$(14,470)	$40,500	$338,750
Allowance for unfunded commitments
Commercial and industrial	$12,997	$—	$—	$—	$(969)	$12,028
Commercial real estate — owner occupied	103	—	—	—	6	109
Commercial and business lending	13,101	—	—	—	(964)	12,137
Commercial real estate — investor	710	—	—	—	98	807
Real estate construction	20,583	—	—	—	693	21,276
Commercial real estate lending	21,292	—	—	—	791	22,084
Total commercial	34,393	—	—	—	(173)	34,221
Home equity	2,699	—	—	—	107	2,806
Other consumer	1,683	—	—	—	(434)	1,249
Total consumer	4,382	—	—	—	(327)	4,055
Total loans	$38,776	$—	$—	$—	$(500)	$38,276
Allowance for credit losses on loans
Commercial and industrial	$132,073	$(14,489)	$1,552	$(12,936)	$16,042	$135,179	1.34%
Commercial real estate — owner occupied	9,579	—	6	6	1,571	11,156	1.05%
Commercial and business lending	141,652	(14,489)	1,558	(12,930)	17,613	146,335	1.32%
Commercial real estate — investor	55,108	(242)	2,517	2,276	10,051	67,434	1.27%
Real estate construction	66,171	(25)	24	—	3,799	69,970	3.48%
Commercial real estate lending	121,279	(266)	2,542	2,275	13,850	137,404	1.88%
Total commercial	262,931	(14,755)	4,100	(10,655)	31,463	283,739	1.54%
Residential mortgage	38,298	(574)	238	(336)	3,227	41,189	0.47%
Auto finance	19,619	(2,335)	331	(2,004)	2,735	20,350	1.14%
Home equity	17,574	(186)	710	524	212	18,310	2.97%
Other consumer	13,073	(2,506)	508	(1,998)	2,363	13,438	4.92%
Total consumer	88,565	(5,601)	1,787	(3,815)	8,537	93,287	0.82%
Total loans	$351,496	$(20,356)	$5,886	$(14,470)	$40,000	$377,027	1.26%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2022:

($ in thousands)	Dec 31, 2021	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2022	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$89,857	$(4,491)	$5,282	$791	$28,428	$119,076
Commercial real estate — owner occupied	11,473	—	13	13	(2,011)	9,475
Commercial and business lending	101,330	(4,491)	5,295	804	26,418	128,551
Commercial real estate — investor	72,803	(50)	50	—	(18,405)	54,398
Real estate construction	37,643	(48)	106	58	7,887	45,589
Commercial real estate lending	110,446	(98)	156	58	(10,518)	99,986
Total commercial	211,776	(4,588)	5,451	862	15,900	228,538
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619
Home equity	14,011	(587)	1,385	798	66	14,875
Other consumer	11,441	(3,363)	1,010	(2,353)	2,301	11,390
Total consumer	68,239	(5,558)	3,401	(2,157)	18,100	84,182
Total loans	$280,015	$(10,146)	$8,852	$(1,294)	$34,000	$312,720
Allowance for unfunded commitments
Commercial and industrial	$18,459	$—	$—	$—	$(5,462)	$12,997
Commercial real estate — owner occupied	208	—	—	—	(105)	103
Commercial and business lending	18,667	—	—	—	(5,566)	13,101
Commercial real estate — investor	936	—	—	—	(226)	710
Real estate construction	15,586	—	—	—	4,997	20,583
Commercial real estate lending	16,522	—	—	—	4,770	21,292
Total commercial	35,189	—	—	—	(796)	34,393
Home equity	2,592	—	—	—	107	2,699
Other consumer	1,995	—	—	—	(311)	1,683
Total consumer	4,587	—	—	—	(204)	4,382
Total loans	$39,776	$—	$—	$—	$(1,000)	$38,776
Allowance for credit losses on loans
Commercial and industrial	$108,316	$(4,491)	$5,282	$791	$22,967	$132,073	1.35%
Commercial real estate — owner occupied	11,681	—	13	13	(2,115)	9,579	0.97%
Commercial and business lending	119,997	(4,491)	5,295	804	20,852	141,652	1.32%
Commercial real estate — investor	73,739	(50)	50	—	(18,631)	55,108	1.08%
Real estate construction	53,229	(48)	106	58	12,884	66,171	3.07%
Commercial real estate lending	126,968	(98)	156	58	(5,748)	121,279	1.68%
Total commercial	246,965	(4,588)	5,451	862	15,104	262,931	1.46%
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298	0.45%
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619	1.42%
Home equity	16,603	(587)	1,385	798	173	17,574	2.81%
Other consumer	13,436	(3,363)	1,010	(2,353)	1,990	13,073	4.43%
Total consumer	72,825	(5,558)	3,401	(2,157)	17,896	88,565	0.82%
Total loans	$319,791	$(10,146)	$8,852	$(1,294)	$33,000	$351,496	1.22%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2023, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the KBW Nasdaq Regional Banking Index (KRX), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2023 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2022 or the first six months of 2023.
The Corporation had goodwill of $1.1 billion at both June 30, 2023 and December 31, 2022.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

($ in thousands)	Six Months Ended June 30, 2023	Year Ended Dec 31, 2022
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(43,233)	(38,827)
Net book value	$44,877	$49,282
Amortization during the period	$4,405	$8,811
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the six months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

($ in thousands)	Six Months Ended June 30, 2023	Year Ended Dec 31, 2022
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$77,351	$54,862
Cumulative effect of accounting methodology change	N/A	2,296
Balance at beginning of period, adjusted	$77,351	$57,158
Additions	1,322	7,279
Paydowns	(3,359)	(9,350)
Valuation:
Change in fair value model assumptions	4,979	5,715
Changes in fair value of asset	156	16,549
Mortgage servicing rights at end of period	$80,449	$77,351
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,524,528	$6,711,820
Mortgage servicing rights to servicing portfolio	1.23%	1.15%
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2023. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Six months ended December 31, 2023	$4,405	$6,707
2024	8,811	12,685
2025	8,811	11,185
2026	8,811	9,854
2027	8,811	8,519
2028	3,485	7,491
Beyond 2028	1,742	24,008
Total estimated amortization expense and MSRs decay	$44,877	$80,449

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	Jun 30, 2023	Dec 31, 2022
Short-term funding
Federal funds purchased	$170,380	$344,170
Securities sold under agreements to repurchase	155,547	240,969
Federal funds purchased and securities sold under agreements to repurchase	325,927	585,139
Commercial paper	15,327	20,798
Total short-term funding	$341,253	$605,937
Long-term funding
Corporation subordinated notes, at par	$550,000	$250,000
Discount and capitalized costs	(8,307)	(544)
Subordinated debt fair value hedge(a)	(7,847)	(1,855)
Finance leases	427	469
Total long-term funding	$534,273	$248,071
Total short and long-term funding, excluding FHLB advances	$875,526	$854,007
FHLB advances
Short-term FHLB advances	$2,440,000	$3,125,000
Long-term FHLB advances	1,208,714	1,209,170
FHLB advances fair value hedge(a)	(17,967)	(14,308)
Total FHLB advances	$3,630,747	$4,319,861
Total short and long-term funding	$4,506,273	$5,173,869
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At June 30, 2023, the Corporation had pledged securities valued at 170% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of June 30, 2023 and December 31, 2022 are presented in the following table:

	Overnight and Continuous
($ in thousands)	Jun 30, 2023	Dec 31, 2022
Repurchase agreements
Agency mortgage-related securities	$155,547	$240,969
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $101 million and $92 million of investment securities as collateral at June 30, 2023 and December 31, 2022, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was approximately $2 million at June 30, 2023, compared to $3 million at December 31, 2022.
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
For derivatives designated and that qualify as fair value hedges, as allowed under U.S. GAAP, the Corporation applied the "shortcut" method of accounting, which permits the assumption of perfect effectiveness. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest expense. These items, along with the net interest from the derivative, are reported in the same income statement line as the fixed-rate debt expense.
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
Interest rate-related and other instruments: The Corporation provides interest rate risk management services to commercial customers, primarily interest rate swaps and caps. The Corporation’s market risk from unfavorable movements in interest rates related to these derivative contracts is generally economically hedged by concurrently entering into offsetting derivative contracts. The offsetting derivative contracts have identical notional values, terms, and indices, except in rare circumstances where the indices are not identical which creates a negligible basis mismatch. The Corporation also enters into credit risk participation agreements with financial institution counterparties for interest rate swaps related to loans as either a participant or a lead bank. The risk participation agreements entered into by the Corporation as a participant bank provide credit protection to the financial institution counterparty should the borrower fail to perform on its interest rate derivative contract with that financial institution.
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
The following table presents the total notional amounts and gross fair values of the Corporation’s derivatives, as well as the balance sheet netting adjustments as of June 30, 2023 and December 31, 2022. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of June 30, 2023 and December 31, 2022. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	Jun 30, 2023				Dec 31, 2022
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments	$100,000	$1,587	$2,750,000	$12,682	$900,000	$4,349	$1,150,000	$1,260
Not designated as hedging instruments:
Interest rate-related and other instruments	4,344,168	115,311	4,698,706	242,507	4,246,823	62,401	4,599,391	251,398
Foreign currency exchange forwards	486,539	3,295	478,848	3,038	499,078	1,922	461,134	1,801
Mortgage banking(a)(b)	39,392	768	71,500	—	21,265	86	33,000	46
Total not designated as hedging instruments		119,374		245,544		64,410		253,245
Gross derivatives before netting		120,961		258,226		68,759		254,506
Less: Legally enforceable master netting agreements		3,924		3,924		2,788		2,788
Less: Cash collateral pledged/received		63,452		12		26,898		217
Total derivative instruments, after netting		$53,584		$254,290		$39,072		$251,500

(a) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.
(b) At June 30, 2023 the mortgage derivative asset included approximately $336,000 of forward commitments fair value.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	June 30, 2023		December 31, 2022
Other long-term funding	$(542,153)	$7,847	$(248,145)	$1,855
FHLB Advances	(582,033)	17,967	(585,692)	14,308
Total	$(1,124,186)	$25,814	$(833,837)	$16,163
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At June 30, 2023, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $306 million and is included in loans on the consolidated balance sheets. This amount includes $1 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.
The table below identifies the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three months ended Jun 30,			Six Months Ended Jun 30,
	2023		2022	2023		2022
($ in thousands)	Interest Income	Interest Expense	Interest Income	Interest Income	Interest Expense	Interest Income
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(3,376)	$4,329	$(129)	$(4,697)	$6,844	$(308)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(57)	(20,375)	(129)	(115)	(9,651)	(308)
Derivatives designated as hedging instruments(a)	(3,319)	24,704	—	(4,581)	16,495	—
(a) Includes net settlements on the derivatives.

The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) recognized in OCI on cash flow hedge derivative(a)	$(34,147)	$—	$(20,384)	$—
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	3,319	—	4,581	—
(a) The entirety of (losses) recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $17 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to June 30, 2023. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 41 months as of June 30, 2023.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and six months ended June 30, 2023 and 2022:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)		2023	2022	2023	2022
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$207	$8	$138	$565
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(2,195)	(5,346)	326	(9,012)
Foreign currency exchange forwards	Capital markets, net	138	254	136	377
Interest rate lock commitments (mortgage)	Mortgage banking, net	93	1,210	345	(1,631)
Forward commitments (mortgage)	Mortgage banking, net	777	(4,885)	382	(128)
Note 10 Balance Sheet Offsetting
Interest Rate-Related Instruments and Foreign Exchange Forwards (“Interest and Foreign Exchange Agreements”)
The Corporation enters into interest rate-related instruments to facilitate the interest rate risk management strategies of commercial customers and foreign exchange forwards to manage customers' exposure to fluctuating foreign exchange rates. The Corporation typically mitigates these risks by entering into equal and offsetting agreements with highly rated third-party financial institutions, though in rare circumstances the agreements are not perfectly equal and offsetting, which creates a negligible basis mismatch. The Corporation is party to master netting arrangements with some of its financial institution counterparties that create single net settlements of all legal claims or obligations to pay or receive the net amount of settlement of the individual interest and foreign exchange agreements. Collateral, usually in the form of investment securities and cash, is posted by the counterparty with net liability positions in accordance with contract thresholds. Derivatives subject to a legally enforceable master netting agreement are reported with assets and liabilities offset resulting in a net position which is further offset by any cash collateral, and is reported in other assets and accrued expenses and other liabilities on the face of the consolidated balance sheets. For disclosure purposes, the net position on the consolidated balance sheets can be further netted down by investment securities collateral received or pledged. See Note 9 for additional information on the Corporation’s derivative and hedging activities.

The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2023 and December 31, 2022. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
June 30, 2023	$111,588	$(3,924)	$(63,452)	$44,211	$(32,563)	$11,648
December 31, 2022	63,029	(2,788)	(26,898)	33,342	(30,753)	2,589

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
June 30, 2023	$16,392	$(3,924)	$(12)	$12,456	$—	$12,456
December 31, 2022	3,096	(2,788)	(217)	91	—	91
Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

($ in thousands)	Jun 30, 2023	Dec 31, 2022
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$11,516,228	$12,444,275
Commercial letters of credit(a)	3,728	3,188
Standby letters of credit(c)	252,513	270,692
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at June 30, 2023 or December 31, 2022.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $3 million at both June 30, 2023 and December 31, 2022, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$39,776
Provision for unfunded commitments	(500)	(1,000)
Balance at end of period	$38,276	$38,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at June 30, 2023 was $231 million, compared to $250 million at December 31, 2022, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $17 million and $16 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and $9 million and $8 million for the three months ended June 30, 2023 and June 30, 2022, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $228 million at June 30, 2023 and $246 million at December 31, 2022.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $30 million at June 30, 2023 and $40 million at December 31, 2022. Additionally, at June 30, 2023, the Corporation also invests in a private SBA loan fund, recorded in equity securities on the consolidated balance sheets, the purpose of which is to identify CRA qualifying loans within a target region, which has a remaining unfunded equity contribution of $5 million.
For the six months ended June 30, 2023 and the year ended December 31, 2022, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $32 million at June 30, 2023 and $27 million at December 31, 2022, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $4 million and $6 million for the six months ended June 30, 2023 and the year ended December 31, 2022, respectively. There were no loss reimbursement and settlement claims paid in the six months ended June 30, 2023 or for the year ended December 31, 2022. Make whole requests since January 1, 2022 generally arose from loans originated since January 1, 2021 with such balances totaling $2.6 billion at the time of sale, consisting primarily of loans sold to GSEs. As of June 30, 2023, $2.2 billion of those loans originated since January 1, 2021 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $522,000 at June 30, 2023 and $1 million at December 31, 2022.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2023 and December 31, 2022, there were $15 million and $7 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At June 30, 2023 and December 31, 2022, there were $18 million and $19 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.

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
The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Jun 30, 2023	Dec 31, 2022
Assets
AFS investment securities:
U.S. Treasury securities	Level 1	$109,954	$109,378
Agency securities	Level 2	13,517	13,532
Obligations of state and political subdivisions (municipal securities)	Level 2	222,487	230,714
Residential mortgage-related securities:
FNMA / FHLMC	Level 2	1,520,939	1,604,610
GNMA	Level 2	1,290,640	497,596
Commercial mortgage-related securities:
FNMA / FHLMC	Level 2	17,095	17,142
GNMA	Level 2	183,346	110,462
Asset backed securities:
FFELP	Level 2	140,166	151,191
SBA	Level 2	3,721	4,477
Other debt securities	Level 2	2,913	2,922
Total AFS investment securities	Level 1	$109,954	$109,378
Total AFS investment securities	Level 2	3,394,824	2,632,647
Equity securities with readily determinable fair values	Level 1	6,652	5,991
Residential loans held for sale	Level 2	38,083	20,383
Mortgage servicing rights, net	Level 3	80,449	77,351
Interest rate-related instruments designated as hedging instruments(a)	Level 2	1,587	4,349
Interest rate-related and other instruments not designated as hedging instruments(a)	Level 2	115,311	62,401
Foreign currency exchange forwards(a)	Level 2	3,295	1,922
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	431	86
Forward commitments to sell residential mortgage loans	Level 3	336	—
Liabilities
Interest rate-related instruments designated as hedging instruments(a)	Level 2	$12,682	$1,260
Interest rate-related and other instruments not designated as hedging instruments(a)	Level 2	242,507	251,398
Foreign currency exchange forwards(a)	Level 2	3,038	1,801
Forward commitments to sell residential mortgage loans	Level 3	—	46
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the six months ended June 30, 2023 and the year ended December 31, 2022, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2021	$2,617	$(30)	$2,647
New production	10,442	(2,028)	12,470
Closed loans / settlements	(913)	24,766	(25,679)
Other	(12,060)	(22,662)	10,603
Change in mortgage derivative	(2,531)	76	(2,607)
Balance December 31, 2022	$86	$46	$40
New production	$2,594	$(790)	$3,384
Closed loans / settlements	(1,370)	519	(1,890)
Other	(879)	(112)	(767)
Change in mortgage derivative	345	(382)	727
Balance June 30, 2023	$431	$(336)	$768
The following table presents the carrying value of equity securities without readily determinable fair values still held as of June 30, 2023 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of June 30, 2023:

($ in thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2022	$19,225
Purchases	5,006
Carrying value as of June 30, 2023	$24,231

Cumulative upward carrying value changes between January 1, 2018 and June 30, 2023	$19,134
Cumulative downward carrying value changes/impairment between January 1, 2018 and June 30, 2023	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
June 30, 2023
Assets
Individually evaluated loans	Level 3	$39,384	Provision for credit losses	$15,549
OREO(b)	Level 2	801	Other noninterest expense / provision for credit losses(c)	359

December 31, 2022
Assets
Individually evaluated loans	Level 3	$23,584	Provision for credit losses	$4,405
OREO(b)	Level 2	2,196	Other noninterest expense / provision for credit losses(c)	971
Equity securities without readily determinable fair values	Level 3	19,134	Investment securities gains (losses), net	5,690
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

The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

June 30, 2023	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	7%	-	9%	7%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	1%	-	100%	6%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	19%	-	48%	38%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing Ratio	40%	-	100%	85%
Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		Jun 30, 2023		Dec 31, 2022
($ in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$407,620	$407,620	$436,952	$436,952
Interest-bearing deposits in other financial institutions	Level 1	190,881	190,881	156,693	156,693
Federal funds sold and securities purchased under agreements to resell	Level 1	31,160	31,160	27,810	27,810
AFS investment securities	Level 1	109,954	109,954	109,378	109,378
AFS investment securities	Level 2	3,394,824	3,394,824	2,632,647	2,632,647
HTM investment securities, net	Level 1	999	940	999	936
HTM investment securities, net	Level 2	3,937,878	3,401,027	3,959,399	3,400,028
Equity securities with readily determinable fair values	Level 1	6,652	6,652	5,991	5,991
Equity securities without readily determinable fair values	Level 2	5,000	5,000	—	—
Equity securities without readily determinable fair values	Level 3	19,231	19,231	19,225	19,225
FHLB and Federal Reserve Bank stocks	Level 2	271,637	271,637	295,496	295,496
Residential loans held for sale	Level 2	38,083	38,083	20,383	20,383
Commercial loans held for sale	Level 2	15,000	15,000	—	—
Loans, net	Level 3	29,510,153	28,581,324	28,486,849	27,481,426
Bank and corporate owned life insurance	Level 2	678,578	678,578	676,530	676,530
Mortgage servicing rights, net	Level 3	80,449	80,449	77,351	77,351
Derivatives (other assets)(a)	Level 2	120,193	120,193	68,672	68,672
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	431	431	86	86
Forward commitments to sell residential mortgage loans (other assets)	Level 3	336	336	—	—
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$25,902,970	$25,902,970	$27,705,996	$27,705,996
Brokered CDs and other time deposits(b)	Level 2	6,111,439	6,111,439	1,930,158	1,930,158
Short-term funding	Level 2	341,253	341,159	605,937	605,205
FHLB advances	Level 2	3,630,747	3,616,943	4,319,861	4,322,264
Other long-term funding	Level 2	534,273	516,464	248,071	242,151
Standby letters of credit(c)	Level 2	2,719	2,719	2,881	2,881
Derivatives (accrued expenses and other liabilities)(a)	Level 2	258,226	258,226	254,459	254,459
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	—	—	46	46
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $253 million at June 30, 2023 and $271 million at December 31, 2022. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
RAP
Service cost	$796	$923	$1,592	$1,847
Interest cost	2,686	1,772	5,372	3,545
Expected return on plan assets	(8,202)	(6,736)	(16,404)	(13,472)
Amortization of prior service cost	(63)	(63)	(125)	(125)
Amortization of actuarial loss	—	74	37	147
Total net periodic pension cost	$(4,783)	$(4,029)	$(9,528)	$(8,059)
Postretirement Plan
Interest cost	$20	$13	$39	$27
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss (gain)	(7)	—	(15)	—
Total net periodic benefit cost	$(7)	$(6)	$(13)	$(11)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2022 or the six months ended June 30, 2023.
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
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Net interest income	$240,542	$111,359	$459,665	$201,992
Net intersegment interest income (expense)	(100,711)	(5,301)	(181,691)	3,224
Segment net interest income	139,831	106,058	277,975	205,216
Noninterest income	32,447	39,229	65,162	76,958
Total revenue	172,278	145,287	343,136	282,174
Provision for credit losses	13,674	12,246	27,456	24,900
Noninterest expense	61,083	56,679	123,144	113,207
Income before income taxes	97,521	76,361	192,536	144,067
Income tax expense	17,096	13,974	34,833	26,281
Net income	$80,425	$62,387	$157,703	$117,786
Allocated goodwill			$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Net interest income	$72,460	$76,999	$152,744	$146,543
Net intersegment interest income	105,841	30,638	193,920	49,470
Segment net interest income	178,301	107,636	346,664	196,013
Noninterest income	30,256	32,121	56,206	65,327
Total revenue	208,558	139,757	402,870	261,341
Provision for credit losses	7,328	4,924	14,086	9,580
Noninterest expense	109,028	104,967	220,722	203,428
Income before income taxes	92,201	29,866	168,062	48,332
Income tax expense	19,362	6,272	35,293	10,150
Net income	$72,839	$23,594	$132,769	$38,183
Allocated goodwill			$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Net interest income	$(55,085)	$27,789	$(80,483)	$55,358
Net intersegment (expense)	(5,130)	(25,337)	(12,229)	(52,694)
Segment net interest income (loss)	(60,216)	2,452	(92,712)	2,664
Noninterest income	2,840	4,108	6,249	7,640
Total revenue	(57,376)	6,560	(86,463)	10,304
Provision for credit losses	1,097	(17,172)	(1,471)	(38,472)
Noninterest expense	20,562	19,774	34,219	38,077
Income (loss) before income taxes	(79,035)	3,959	(119,211)	10,700
Income tax expense (benefit)	(12,926)	3,117	(19,254)	5,583
Net income (loss)	$(66,109)	$842	$(99,958)	$5,117
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Net interest income	$257,917	$216,146	$531,927	$403,893
Net intersegment interest income	—	—	—	—
Segment net interest income	257,917	216,146	531,927	403,893
Noninterest income	65,543	75,458	127,616	149,925
Total revenue	323,460	291,604	659,543	553,819
Provision for credit losses	22,100	(2)	40,071	(3,992)
Noninterest expense	190,673	181,420	378,086	354,712
Income before income taxes	110,687	110,187	241,386	203,099
Income tax expense	23,533	23,363	50,873	42,013
Net income	$87,154	$86,824	$190,514	$161,086
Allocated goodwill			$1,104,992	$1,104,992

Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2023 and 2022, including changes during the preceding three and six month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive (loss) before reclassifications	(12,588)	—	—	(12,588)
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost	4,556	—	—	4,556
Other assets / accrued expenses and other liabilities	—	(20,384)	—	(20,384)
Interest income	—	4,581	—	4,581
Personnel expense	—	—	(163)	(163)
Other expense	—	—	22	22
Income tax benefit	1,951	3,173	8	5,132
Net other comprehensive loss during period	(6,081)	(12,630)	(132)	(18,843)
Balance June 30, 2023	$(239,273)	$(9,270)	$(43,099)	$(291,642)

Balance December 31, 2021	$(5,266)	$—	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	(168,321)	—	—	(168,321)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities (gains), net	(12)	—	—	(12)
HTM investment securities, net, at amortized cost	4,381	—	—	4,381
Personnel expense	—	—	(163)	(163)
Other expense	—	—	147	147
Income tax benefit	59,096	—	4	59,100
Net other comprehensive (loss) during period	(172,460)	—	(12)	(172,472)
Balance June 30, 2022	$(177,726)	$—	$(5,062)	$(182,788)

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2023	$(204,339)	$13,691	$(42,940)	$(233,588)
Other comprehensive (loss) before reclassifications	(49,066)	—	—	(49,066)
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost	2,289	—	—	2,289
Other assets / accrued expenses and other liabilities	—	(34,147)	—	(34,147)
Interest income	—	3,319	—	3,319
Personnel expense	—	—	(81)	(81)
Other expense	—	—	(7)	(7)
Income tax (expense) benefit	11,843	7,867	(71)	19,639
Net other comprehensive (loss) during period	(34,934)	(22,961)	(159)	(58,054)
Balance June 30, 2023	$(239,273)	$(9,270)	$(43,099)	$(291,642)

Balance March 31, 2022	$(131,968)	$—	$(5,057)	$(137,024)
Other comprehensive (loss) before reclassifications	(65,038)	—	—	(65,038)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	8	—	—	8
HTM investment securities, net, at amortized cost	3,273	—	—	3,273
Personnel expense	—	—	(81)	(81)
Other expense	—	—	74	74
Income tax benefit	15,998	—	2	16,000
Net other comprehensive (loss) during period	(45,758)	—	(6)	(45,764)
Balance June 30, 2022	$(177,726)	$—	$(5,062)	$(182,788)

Note 16 Leases
The Corporation has operating leases for retail and corporate offices and land. The Corporation also has a finance lease for retail and corporate offices.
These leases have original terms of 1 year or longer with remaining maturities up to 39 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any purchase options or optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.
The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2023	2022	2023	2022
Operating lease costs	$1,479	$1,926	$2,942	$3,724
Finance lease costs	23	32	46	73
Operating lease cash flows	1,698	2,327	3,526	4,735
Finance lease cash flows	23	37	46	80
The lease classifications on the consolidated balance sheets were as follows:

($ in thousands)	Consolidated Balance Sheets Category	Jun 30, 2023	Dec 31, 2022
Operating lease right-of-use asset	Premises and equipment	$23,793	$25,617
Finance lease right-of-use asset	Other assets	412	455
Operating lease liability	Accrued expenses and other liabilities	26,108	28,357
Finance lease liability	Other long-term funding	427	469
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Jun 30, 2023			Dec 31, 2022
($ in thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Retail and corporate offices	$23,972	5.58	2.74%	$26,140	5.92	2.62%
Land	4,371	7.29	3.16%	4,766	7.59	3.14%
Total operating leases	$28,343	5.83	2.80%	$30,906	6.17	2.70%
Finance leases
Retail and corporate offices	$440	4.75	1.32%	$485	5.25	1.32%
Total finance leases	$440	4.75	1.32%	$485	5.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
Six months ended December 31, 2023	$3,004	$46	$3,050
2024	5,757	93	5,850
2025	4,830	93	4,923
2026	4,481	93	4,574
2027	3,807	93	3,899
Beyond 2027	6,464	23	6,488
Total lease payments	$28,343	$440	$28,783
Less: interest	2,235	13	2,248
Present value of lease payments	$26,108	$427	$26,535
As of June 30, 2023 and December 31, 2022, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $12 million and $13 million, respectively. The leases that had not yet commenced as of June 30, 2023 will commence between July 2023 and December 2024 with lease terms of 1 year to 7 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $29.1 billion increased $4.4 billion, or 18%, from the first six months of 2022, with growth in all major loan categories. For 2023, the Corporation expects period end loan growth of 6% to 8%.
•Average deposits of $30.6 billion increased $2.2 billion, or 8%, from the first six months of 2022, driven by increases in time deposits and network transaction deposits. For 2023, the Corporation expects end of period core customer deposit compression of 3% with growth of 2% in the second half of the year.
•Net interest income of $532 million increased $128 million, or 32%, from the first six months of 2022, and net interest margin was 2.93% compared to 2.57% for the first six months of 2022. The increase in net interest income was driven by higher interest income as a result of growth in balances across all loan categories, which also benefited from the Federal Reserve increasing the federal funds target interest rate 350 bp since June 30, 2022. For 2023, the Corporation expects net interest income growth of 10% to 12%.
•Provision for credit losses had a provision of $40 million, compared to a release of $4 million for the first six months of 2022, primarily due to loan growth, limited credit movement, and macro trends. For 2023, the Corporation expects to adjust provision to reflect changes to risk grades, economic conditions, loan volumes, and other indications of credit quality.
•Noninterest income of $128 million decreased $22 million, or 15%, from the first six months of 2022, partially driven by an $8 million, or 24%, decrease in service charges and deposit account fees primarily due to previously announced initiatives to reduce or eliminate many deposit account fees. Additionally, capital markets, net decreased $6 million, or 39%, as a result of lower interest rate swap revenue and syndication fees. For 2023, the Corporation expects total noninterest income to compress by 8% to 10%.
•Noninterest expense of $378 million increased $23 million, or 7%, from the first six months of 2022, primarily driven by higher personnel expense largely as a result of increased FTEs due to hiring related to previously announced initiatives and continued investment in our employees. For 2023, the Corporation expects total noninterest expense to grow by 3% to 4%.

Table 1 Summary Results of Operations: Trends

	Six months ended		Three months ended
($ in thousands, except per share data)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Net income	$190,514	$161,086	$87,154	$103,360	$108,762	$96,275	$86,824
Net income available to common equity	184,764	155,336	84,279	100,485	105,887	93,400	83,949
Earnings per common share - basic	1.23	1.04	0.56	0.67	0.70	0.62	0.56
Earnings per common share - diluted	1.22	1.03	0.56	0.66	0.70	0.62	0.56
Effective tax rate	21.08%	20.69%	21.26%	20.92%	18.89%	21.37%	21.20%

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Six Months Ended Jun 30,
	2023			2022
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$10,758,464	$351,254	6.58%	$9,334,947	$126,756	2.74%
Commercial real estate lending	7,273,402	247,054	6.85%	6,270,743	97,119	3.12%
Total commercial	18,031,866	598,308	6.69%	15,605,690	223,876	2.89%
Residential mortgage	8,643,335	142,767	3.30%	7,766,296	113,837	2.93%
Auto finance	1,572,773	36,159	4.64%	498,175	8,667	3.51%
Other retail	895,720	38,629	8.65%	881,382	22,032	5.02%
Total loans	29,143,694	815,864	5.64%	24,751,542	368,412	2.99%
Investment securities
Taxable	5,109,481	65,987	2.58%	4,392,926	34,789	1.58%
Tax-exempt(a)	2,322,132	40,344	3.47%	2,405,952	40,933	3.40%
Other short-term investments	502,325	11,415	4.58%	751,407	4,413	1.18%
Investments and other	7,933,938	117,746	2.97%	7,550,285	80,135	2.12%
Total earning assets	37,077,632	$933,610	5.06%	32,301,828	$448,547	2.79%
Other assets, net	3,007,684			3,166,026
Total assets	$40,085,316			$35,467,853
Liabilities and Stockholders' Equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,707,451	$25,019	1.07%	$4,606,809	$910	0.04%
Interest-bearing demand	6,738,715	64,880	1.94%	6,566,704	4,002	0.12%
Money market	7,137,912	85,167	2.41%	6,970,392	3,168	0.09%
Network transaction deposits	1,308,434	31,252	4.82%	755,357	1,745	0.47%
Time deposits	3,681,352	65,301	3.58%	1,284,037	1,766	0.28%
Total interest-bearing deposits	23,573,864	271,618	2.32%	20,183,299	11,591	0.12%
Federal funds purchased and securities sold under agreements to repurchase	357,369	5,404	3.05%	374,661	444	0.24%
Commercial paper	14,745	1	0.01%	25,545	2	0.01%
FHLB advances	4,024,052	99,222	4.97%	2,019,622	17,871	1.78%
Long-term funding	475,961	15,876	6.67%	249,719	5,460	4.37%
Total short and long-term funding	4,872,128	120,503	4.98%	2,669,547	23,776	1.79%
Total interest-bearing liabilities	28,445,992	$392,121	2.78%	22,852,845	$35,367	0.31%
Noninterest-bearing demand deposits	7,003,151			8,224,440
Other liabilities	540,457			428,752
Stockholders’ equity	4,095,717			3,961,816
Total liabilities and stockholders’ equity	$40,085,316			$35,467,853
Interest rate spread			2.28%			2.48%
Net free funds			0.65%			0.09%
Fully tax-equivalent net interest income and net interest margin		$541,490	2.93%		$413,179	2.57%
Fully tax-equivalent adjustment		9,563			9,286
Net interest income		$531,927			$403,893
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Jun 30, 2023			Mar 31, 2023			Jun 30, 2022
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$10,899,337	$184,080	6.77%	$10,616,026	$167,174	6.39%	$9,604,612	$71,276	2.98%
Commercial real estate lending	7,295,367	127,967	7.04%	7,251,193	119,087	6.66%	6,363,395	53,233	3.36%
Total commercial	18,194,703	312,047	6.88%	17,867,219	286,262	6.50%	15,968,007	124,509	3.13%
Residential mortgage	8,701,496	72,056	3.31%	8,584,528	70,711	3.30%	7,860,220	58,434	2.97%
Auto finance	1,654,523	19,701	4.78%	1,490,115	16,458	4.48%	689,027	6,017	3.50%
Other retail	887,574	20,135	9.08%	903,956	18,494	8.23%	880,910	11,370	5.17%
Total loans	29,438,297	423,939	5.77%	28,845,818	391,925	5.49%	25,398,163	200,331	3.16%
Investment securities
Taxable	5,304,381	35,845	2.70%	4,912,416	30,142	2.45%	4,435,273	18,317	1.65%
Tax-exempt(a)	2,314,825	20,152	3.48%	2,329,519	20,192	3.47%	2,427,068	20,637	3.40%
Other short-term investments	511,487	6,086	4.77%	493,061	5,329	4.37%	352,310	2,420	2.75%
Investments and other	8,130,693	62,083	3.05%	7,734,996	55,664	2.88%	7,214,651	41,374	2.29%
Total earning assets	37,568,991	$486,022	5.18%	36,580,814	$447,589	4.94%	32,612,813	$241,705	2.97%
Other assets, net	2,989,321			3,026,251			3,119,770
Total assets	$40,558,311			$39,607,065			$35,732,583
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,749,808	$15,160	1.28%	$4,664,624	$9,859	0.86%	$4,682,783	$530	0.05%
Interest-bearing demand	6,663,775	34,961	2.10%	6,814,487	29,918	1.78%	6,413,077	2,977	0.19%
Money market	6,743,810	43,529	2.59%	7,536,393	41,637	2.24%	6,910,505	2,203	0.13%
Network transaction deposits	1,468,006	18,426	5.03%	1,147,089	12,825	4.53%	775,593	1,480	0.77%
Time deposits	4,985,949	50,119	4.03%	2,362,260	15,182	2.61%	1,255,292	829	0.26%
Total interest-bearing deposits	24,611,348	162,196	2.64%	22,524,853	109,422	1.97%	20,037,250	8,019	0.16%
Federal funds purchased and securities sold under agreements to repurchase	285,754	2,261	3.17%	429,780	3,143	2.97%	454,519	406	0.36%
Commercial paper	12,179	—	0.01%	17,339	—	0.01%	23,154	1	0.01%
FHLB advances	3,796,106	49,261	5.20%	4,254,532	49,960	4.76%	2,423,771	9,689	1.60%
Long-term funding	543,003	9,596	7.07%	408,175	6,281	6.16%	249,805	2,730	4.37%
Total short and long-term funding	4,637,042	61,118	5.28%	5,109,826	59,384	4.71%	3,151,249	12,826	1.63%
Total interest-bearing liabilities	29,248,389	$223,314	3.06%	27,634,679	$168,807	2.48%	23,188,499	$20,845	0.36%
Noninterest-bearing demand deposits	6,669,787			7,340,219			8,133,492
Other liabilities	511,074			570,166			473,478
Stockholders’ equity	4,129,061			4,062,001			3,937,114
Total liabilities and stockholders’ equity	$40,558,311			$39,607,065			$35,732,583
Interest rate spread			2.12%			2.46%			2.61%
Net free funds			0.68%			0.61%			0.10%
Fully tax-equivalent net interest income and net interest margin		$262,708	2.80%		$278,782	3.07%		$220,860	2.71%
Fully tax-equivalent adjustment		4,791			4,772			4,713
Net interest income		$257,917			$274,010			$216,146

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $128 million, or 31%, and $128 million, or 32%, higher than the first six months of 2022, respectively. Average loans increased $4.4 billion, or 18%, and average investments and other short-term investments increased $384 million, or 5%, from the first six months of 2022. The increase in net interest income was driven by a higher federal funds target rate combined with growth in all major loan categories. Since June 30, 2022, the Federal Reserve increased the federal funds target interest rate 350 bp, which contributed to the yield on earning assets increasing by 227 bp. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•    Average interest-bearing liabilities increased $5.6 billion, or 24%, compared to the first six months of 2022. Average interest-bearing deposits increased $3.4 billion, or 17%, primarily driven by increases in time deposits and network transaction deposits. Average noninterest-bearing demand deposits decreased $1.2 billion, or 15%, versus the first six months of 2022. Average FHLB advances increased $2.0 billion, or 99%, to fund balance sheet growth. The cost of interest-bearing liabilities increased 247 bp from the first six months of 2022.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2023 was the Moody's baseline scenario from May 2023, which was reviewed against the June 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest Income
Table 3 Noninterest Income

	Six months ended			Three months ended					Changes vs
($ in thousands, except as noted)	Jun 30, 2023	Jun 30, 2022	YTD % Change	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2023	Jun 30, 2022
Wealth management fees	$40,672	$43,735	(7)%	$20,483	$20,189	$20,403	$19,984	$21,332	1%	(4)%
Service charges and deposit account fees	25,366	33,363	(24)%	12,372	12,994	13,918	15,029	16,506	(5)%	(25)%
Card-based fees	21,982	21,368	3%	11,396	10,586	11,167	11,479	11,442	8%	—%
Other fee-based revenue	8,740	8,126	8%	4,465	4,276	3,290	4,487	4,360	4%	2%
Total fee-based revenue	96,760	106,592	(9)%	48,715	48,045	48,779	50,979	53,641	1%	(9)%
Capital markets, net	10,176	16,656	(39)%	5,093	5,083	5,586	7,675	8,010	—%	(36)%
Mortgage banking, net	11,313	14,536	(22)%	7,768	3,545	2,238	2,098	6,145	119%	26%
Bank and corporate owned life insurance	4,835	6,177	(22)%	2,172	2,664	3,427	1,827	4,106	(18)%	(47)%
Other	4,501	4,086	10%	2,080	2,422	4,102	2,527	1,888	(14)%	10%
Subtotal	127,586	148,048	(14)%	65,827	61,758	64,132	65,106	73,790	7%	(11)%
Asset gains (losses), net	(35)	1,865	N/M	(299)	263	(545)	18	1,677	N/M	N/M
Investment securities gains (losses), net	66	12	N/M	14	51	(1,930)	5,664	(8)	(73)%	N/M
Total noninterest income	$127,616	$149,925	(15)%	$65,543	$62,073	$61,657	$70,788	$75,458	6%	(13)%
Mortgage loans originated for sale during period	$168,395	$403,951	(58)%	$99,141	$69,254	$64,419	$131,743	$151,838	43%	(35)%
Mortgage loan settlements during period	151,167	500,410	(70)%	96,514	54,652	94,682	119,942	204,321	77%	(53)%
Assets under management, at market value(a)				12,995	12,412	11,843	11,142	11,561	5%	12%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Service charges and deposit account fees decreased $8 million from the first six months of 2022, primarily due to previously announced initiatives to reduce or eliminate many deposit account fees.
•Capital markets, net decreased $6 million from the first six months of 2022, as a result of lower interest rate swap revenue and syndication fees.
•Mortgage banking, net decreased $3 million from the first six months of 2022, which was primarily the result of increased MSRs expense related to the net valuation adjustments of the MSRs asset.
•Wealth management fees decreased $3 million from the first six months of 2022, mainly driven by market conditions.
Noninterest Expense
Table 4 Noninterest Expense

	Six months ended			Three months ended					Change vs
($ in thousands)	Jun 30, 2023	Jun 30, 2022	YTD % Change	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2023	Jun 30, 2022
Personnel	$230,510	$217,477	6%	$114,089	$116,420	$118,381	$118,243	$112,666	(2)%	1%
Technology	47,818	42,707	12%	24,220	23,598	25,299	22,694	21,223	3%	14%
Occupancy	28,650	30,231	(5)%	13,587	15,063	15,846	13,717	14,151	(10)%	(4)%
Business development and advertising	12,955	10,610	22%	7,106	5,849	8,136	6,778	5,655	21%	26%
Equipment	9,906	9,920	—%	4,975	4,930	4,791	4,921	4,960	1%	—%
Legal and professional	8,688	9,960	(13)%	4,831	3,857	4,132	4,159	4,873	25%	(1)%
Loan and foreclosure costs	2,773	3,490	(21)%	1,635	1,138	804	1,631	1,476	44%	11%
FDIC assessment	16,425	10,500	56%	9,550	6,875	6,350	5,800	5,400	39%	77%
Other intangible amortization	4,405	4,405	—%	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	15,955	15,412	4%	8,476	7,479	10,618	15,645	8,815	13%	(4)%
Total noninterest expense	$378,086	$354,712	7%	$190,673	$187,412	$196,560	$195,791	$181,420	2%	5%
Average FTEs(a)	4,223	4,060	4%	4,227	4,219	4,169	4,182	4,101	—%	3%

(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $13 million from the first six months of 2022, largely as a result of increased FTEs due to hiring related to previously announced initiatives and continued investment in our employees.
•FDIC expense increased $6 million from the first six months of 2022, primarily driven by the FDIC's assessment rate change on January 1, 2023. The Corporation is expecting additional FDIC assessment expense associated with the special assessment that was proposed by the FDIC in May 2023. The proposal would assess a 12.5 bp annual special assessment on the Bank's uninsured deposits reported in the Call Report for December 31, 2022, excluding the first $5 billion of uninsured deposits, and would be in place for two years. The Bank's Call Report uninsured deposits at December 31, 2022 were $15.7 billion. Once an assessment is approved, the full expense for the two year period will be recognized.
•Technology expense increased $5 million from the first six months of 2022, driven by digital investments tied to our strategic initiatives.
Income Taxes
The Corporation recognized income tax expense of $51 million for the six months ended June 30, 2023, compared to income tax expense of $42 million for the six months ended June 30, 2022. The Corporation's effective tax rate was 21.08% for the first six months of 2023, compared to an effective tax rate of 20.69% for the first six months of 2022. The increase in income tax expense during the first six months of 2023 was primarily driven by an increase in income before tax. The increase in the effective tax rate was primarily driven by an increase in state tax expense. The Corporation expects a full year effective tax rate of 20 to 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At June 30, 2023, total assets were $41.2 billion, up $1.8 billion, or 5%, from December 31, 2022 and up $4.0 billion, or 11%, from June 30, 2022.
•Interest bearing deposits in other financial institutions were $191 million at June 30, 2023, up $34 million, or 22%, from December 31, 2022 and down $246 million, or 56%, from June 30, 2022.
•AFS investment securities, at fair value were $3.5 billion at June 30, 2023, up $763 million, or 28%, from December 31, 2022, and up $827 million, or 31%, from June 30, 2022. HTM investment securities, net, at amortized cost were $3.9 billion at June 30, 2023, effectively flat from December 31, 2022 and June 30, 2022. See Note 5 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $29.8 billion at June 30, 2023 were up $1.0 billion, or 4%, from December 31, 2022 and up $3.4 billion, or 13%, from June 30, 2022. See Note 6 Loans of the notes to consolidated financial statements for additional details.
•At June 30, 2023, total deposits of $32.0 billion were up $2.4 billion, or 8%, from December 31, 2022, and were up $3.4 billion, or 12%, from June 30, 2022. See section Deposits and Customer Funding for additional information on deposits.
•Federal funds purchased and securities sold under agreements to repurchase were $326 million at June 30, 2023, down $259 million, or 44%, from December 31, 2022 and down $357 million, or 52%, from June 30, 2022. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•FHLB advances were $3.6 billion at June 30, 2023, down $689 million, or 16%, from December 31, 2022, and up $373 million, or 11%, from June 30, 2022. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•Other long-term funding was $534 million at June 30, 2023, up $286 million, or 115%, from December 31, 2022, and up $284 million, or 114%, from June 30, 2022, primarily driven by the Corporation's issuance of subordinated notes in February 2023. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
Loans
Table 5 Period End Loan Composition

	Jun 30, 2023		Mar 31, 2023		Dec 31, 2022		Sep 30, 2022		Jun 30, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$10,055,487	34%	$9,869,781	34%	$9,759,454	34%	$9,571,925	34%	$9,256,685	35%
Commercial real estate — owner occupied	1,058,237	4%	1,050,236	4%	991,722	3%	999,786	4%	928,152	4%
Commercial and business lending	11,113,724	37%	10,920,017	37%	10,751,176	37%	10,571,711	38%	10,184,836	38%
Commercial real estate — investor	5,312,928	18%	5,094,249	17%	5,080,344	18%	5,064,289	18%	4,790,241	18%
Real estate construction	2,009,060	7%	2,147,070	7%	2,155,222	7%	1,835,159	7%	1,775,648	7%
Commercial real estate lending	7,321,988	25%	7,241,318	25%	7,235,565	25%	6,899,449	25%	6,565,889	25%
Total commercial	18,435,711	62%	18,161,335	62%	17,986,742	62%	17,471,159	63%	16,750,726	63%
Residential mortgage	8,746,345	29%	8,605,164	29%	8,511,550	30%	8,314,902	30%	8,002,943	30%
Auto finance	1,777,974	6%	1,551,538	5%	1,382,073	5%	1,117,136	4%	847,969	3%
Home equity	615,506	2%	609,787	2%	624,353	2%	612,608	2%	592,843	2%
Other consumer	273,367	1%	279,248	1%	294,851	1%	301,475	1%	300,217	1%
Total consumer	11,413,193	38%	11,045,737	38%	10,812,828	38%	10,346,121	37%	9,743,972	37%
Total loans	$29,848,904	100%	$29,207,072	100%	$28,799,569	100%	$27,817,280	100%	$26,494,698	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2022 and the first six months of 2023. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of June 30, 2023 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$9,183,930	$598,847	$263,925	$8,785	$10,055,487	34%
Commercial real estate — owner occupied	655,338	273,263	129,085	551	1,058,237	4%
Commercial real estate — investor	4,935,559	226,478	150,891	—	5,312,928	18%
Real estate construction	1,926,421	43,163	30,511	8,964	2,009,060	7%
Commercial - adjustable	11,097,930	23,442	14,287	—	11,135,660	37%
Commercial - fixed	5,603,318	1,118,309	560,124	18,300	7,300,051	24%
Residential mortgage - adjustable	300,091	930,644	1,924,361	303	3,155,400	11%
Residential mortgage - fixed	4,714	93,998	564,358	4,927,876	5,590,945	19%
Auto finance	404	573,279	1,204,291	—	1,777,974	6%
Home equity	547,957	14,361	43,895	9,293	615,506	2%
Other consumer	196,469	36,126	27,129	13,643	273,367	1%
Total loans	$17,750,885	$2,790,159	$4,338,445	$4,969,415	$29,848,904	100%
Fixed-rate	$5,652,691	$1,834,401	$2,399,797	$4,969,112	$14,856,000	50%
Floating or adjustable rate	12,098,194	955,758	1,938,648	303	14,992,904	50%
Total	$17,750,885	$2,790,159	$4,338,445	$4,969,415	$29,848,904	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At June 30, 2023, $20.6 billion, or 69%, of the loans outstanding and $16.7 billion, or 91%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas within the Corporation's branch footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2023, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

June 30, 2023	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Real Estate(a)	531	$1,925,372	$3,536,824	9%
Utilities(b)	221	2,323,847	2,697,698	7%
Credit Intermediation and Related Activities(c)	522	878,548	1,902,378	5%
(a) Includes REIT lines.
(b) 51% of the total exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
(c) Includes mortgage warehouse lines.
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

June 30, 2023	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	34%
Industrial	3%	25%
Office	3%	21%
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
Table 9 Largest Real Estate Construction Property Type Exposures

June 30, 2023	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	4%	43%
Industrial	2%	24%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 87% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2023. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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
Indirect Auto: The Corporation currently purchases retail auto sales contracts via a network of approved auto dealerships across 14 states throughout the Northeast, Mid-Atlantic and Midwestern United States. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to the Corporation pursuant to dealer agreements. The Corporation’s underwriting and pricing guidelines are based on a dual risk grade derived from a combination of FICO auto score and proprietary internal custom score. Minimum grade and FICO score standards ensure the credit risk is appropriately managed to the Corporation’s risk appetite. Further, the grade influences loan-specific parameters such as vehicle age, term, LTV, loan amount, mileage, payment and debt service thresholds, and pricing. Maximum loan terms offered are 84 months on select grades with vehicle age, mileage, and other limitations in place to qualify. The program is designed to capture primarily prime and super prime contracts. Over time, the Corporation expects roughly 60% of originations to be secured by used vehicles.
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $69 million and $76 million of student loans at June 30, 2023 and December 31, 2022, respectively, the majority of which are government guaranteed. Federally guaranteed student loan payments are scheduled to resume in October 2023 after over three years of payment moratoriums that began as a result of the COVID-19 pandemic. The Corporation is not originating new student loans and the student loan portfolio is in run-off. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.

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
Table 10 Nonperforming Assets

($ in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Nonperforming assets
Commercial and industrial	$34,907	$22,735	$14,329	$15,576	$843
Commercial real estate — owner occupied	1,444	1,478	—	—	—
Commercial and business lending	36,352	24,213	14,329	15,576	843
Commercial real estate — investor	22,068	25,122	29,380	37,479	46,823
Real estate construction	125	178	105	141	604
Commercial real estate lending	22,193	25,300	29,485	37,620	47,427
Total commercial	58,544	49,513	43,814	53,196	48,270
Residential mortgage	61,718	58,274	58,480	55,485	52,840
Auto finance	3,065	2,436	1,490	302	53
Home equity	7,788	7,246	7,487	7,325	7,100
Other consumer	163	100	197	98	83
Total consumer	72,733	68,056	67,654	63,210	60,075
Total nonaccrual loans	131,278	117,569	111,467	116,406	108,345
Commercial real estate owned	1,062	3,071	325	325	957
Residential real estate owned	870	2,987	2,878	2,560	3,042
Bank properties real estate owned(a)	5,643	9,125	11,580	13,487	13,880
OREO	7,575	15,184	14,784	16,373	17,879
Repossessed assets	348	92	215	299	102
Total nonperforming assets	$139,201	$132,845	$126,466	$133,078	$126,327
Accruing loans past due 90 days or more
Commercial	$366	$323	$282	$121	$133
Consumer	1,360	1,380	1,446	1,297	1,422
Total accruing loans past due 90 days or more	$1,726	$1,703	$1,728	$1,417	$1,555
Restructured loans (accruing)(b)
Commercial	$168	$47	$13,093	$16,097	$15,425
Consumer	1,271	716	19,775	19,036	18,828
Total restructured loans (accruing)	$1,439	$763	$32,868	$35,132	$34,253
Nonaccrual restructured loans (included in nonaccrual loans)(b)	$796	$341	$20,127	$21,650	$22,172
Ratios
Nonaccrual loans to total loans	0.44%	0.40%	0.39%	0.42%	0.41%
NPAs to total loans plus OREO and repossessed assets	0.47%	0.45%	0.44%	0.48%	0.48%
NPAs to total assets	0.34%	0.33%	0.32%	0.35%	0.34%
Allowance for credit losses on loans to nonaccrual loans	287.20%	311.48%	315.34%	285.79%	293.09%

Table 10 Nonperforming Assets (continued)

($ in thousands)	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Accruing loans 30-89 days past due
Commercial and industrial	$12,005	$4,239	$6,283	$1,861	$1,642
Commercial real estate — owner occupied	1,484	2,955	230	—	—
Commercial and business lending	13,489	7,195	6,512	1,861	1,642
Commercial real estate — investor	—	—	1,067	—	5,484
Real estate construction	76	—	39	43	—
Commercial real estate lending	76	—	1,105	43	5,484
Total commercial	13,565	7,195	7,618	1,904	7,126
Residential mortgage	8,961	7,626	9,874	6,517	5,315
Auto finance	11,429	8,640	9,408	6,206	2,906
Home equity	4,030	4,113	5,607	4,234	2,961
Other consumer	2,025	1,723	1,610	1,592	1,365
Total consumer	26,444	22,102	26,499	18,549	12,547
Total accruing loans 30-89 days past due	$40,008	$29,297	$34,117	$20,452	$19,673
Potential problem loans
Commercial and industrial	$205,228	$135,047	$136,549	$108,556	$104,645
Commercial real estate — owner occupied	29,396	32,077	34,422	28,287	38,628
Commercial and business lending	234,624	167,124	170,971	136,843	143,273
Commercial real estate — investor	106,662	89,653	92,535	117,982	132,635
Real estate construction	—	—	970	—	82
Commercial real estate lending	106,662	89,653	93,505	117,982	132,717
Total commercial	341,286	256,776	264,476	254,825	275,990
Residential mortgage	1,646	1,684	1,978	2,845	3,297
Home equity	240	244	197	185	188
Total consumer	1,886	1,928	2,175	3,030	3,486
Total potential problem loans	$343,173	$258,704	$266,651	$257,855	$279,475
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) On January 1, 2023, the Corporation adopted ASU 2022-02. Under this update, TDRs were eliminated and replaced with a modified loan classification. As a result, amounts reported for March 31, 2023 and forward will not be comparable to prior period reported amounts.
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
Restructured loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. On January 1, 2023, the Corporation adopted ASU 2022-02 prospectively. As a result, loans that were restructured prior to adoption are no longer considered TDRs, and loans restructured since January 1, 2023 are considered restructured. As a result, periods prior to 2023 are no longer comparable. See also Note 6 Loans of the notes to consolidated financial statements for additional restructured loans disclosures.
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2023 was the Moody's baseline scenario from May 2023, which was reviewed against the June 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at June 30, 2023 and December 31, 2022 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in thousands)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Allowance for loan losses
Balance at beginning of period	$312,720	$280,015	$326,432	$312,720	$292,904	$280,771	$279,058
Provision for loan losses	40,500	(1,000)	23,500	17,000	21,000	14,000	2,000
Charge offs	(20,356)	(3,819)	(14,855)	(5,501)	(2,982)	(3,346)	(1,791)
Recoveries	5,886	5,576	3,674	2,212	1,798	1,478	1,504
Net (charge offs) recoveries	(14,470)	1,757	(11,181)	(3,289)	(1,183)	(1,867)	(287)
Balance at end of period	$338,750	$280,771	$338,750	$326,432	$312,720	$292,904	$280,771
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$39,776	$39,776	$38,776	$39,776	$36,776	$38,776
Provision for unfunded commitments	(500)	(3,000)	(1,500)	1,000	(1,000)	3,000	(2,000)
Balance at end of period	$38,276	$36,776	$38,276	$39,776	$38,776	$39,776	$36,776
Allowance for credit losses on loans	$377,027	$317,547	$377,027	$366,208	$351,496	$332,680	$317,547
Provision for credit losses on loans	40,000	(4,000)	22,000	18,000	20,000	17,000	—
Net loan (charge offs) recoveries
Commercial and industrial	(12,936)	1,410	(11,177)	(1,759)	278	(897)	(444)
Commercial real estate — owner occupied	6	7	3	3	3	3	4
Commercial and business lending	(12,930)	1,417	(11,174)	(1,756)	281	(894)	(440)
Commercial real estate — investor	2,276	—	2,276	—	—	—	—
Real estate construction	—	33	(18)	18	16	9	2
Commercial real estate lending	2,275	33	2,257	18	16	9	2
Total commercial	(10,655)	1,450	(8,917)	(1,738)	297	(885)	(439)
Residential mortgage	(336)	508	(283)	(53)	(125)	(42)	220
Auto finance	(2,004)	(10)	(1,048)	(957)	(768)	(165)	(14)
Home equity	524	776	183	340	123	(101)	461
Other consumer	(1,998)	(967)	(1,117)	(881)	(711)	(675)	(516)
Total consumer	(3,815)	306	(2,264)	(1,550)	(1,480)	(983)	151
Total net (charge offs) recoveries	$(14,470)	$1,757	$(11,181)	$(3,289)	$(1,183)	$(1,867)	$(287)
Ratios
Allowance for credit losses on loans to total loans			1.26%	1.25%	1.22%	1.20%	1.20%
Allowance for credit losses on loans to net charge offs (annualized)	12.9x	N/M	8.4x	27.5x	74.9x	44.9x	N/M
Loan evaluation method for ACLL
Individually evaluated for impairment			$12,268	$11,585	$10,324	$15,739	$10,068
Collectively evaluated for impairment			364,759	354,623	341,172	316,942	307,480
Total ACLL			$377,027	$366,208	$351,496	$332,680	$317,547
Loan balance
Individually evaluated for impairment			$58,109	$48,934	$76,577	$87,712	$81,457
Collectively evaluated for impairment			29,790,795	29,158,138	28,722,992	27,729,568	26,413,241
Total loan balance			$29,848,904	$29,207,072	$28,799,569	$27,817,280	$26,494,698
N/M = Not Meaningful

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Net loan (charge offs) recoveries
Commercial and industrial	(27)	3	(46)	(7)	1	(4)	(2)
Commercial real estate — owner occupied	—	—	—	—	—	—	—
Commercial and business lending	(24)	3	(41)	(7)	1	(3)	(2)
Commercial real estate — investor	9	—	18	—	—	—	—
Real estate construction	—	—	—	—	—	—	—
Commercial real estate lending	6	—	12	—	—	—	—
Total commercial	(12)	2	(20)	(4)	1	(2)	(1)
Residential mortgage	(1)	1	(1)	—	(1)	—	1
Auto finance	(26)	—	(25)	(26)	(24)	(7)	(1)
Home equity	17	27	12	22	8	(7)	32
Other consumer	(144)	(66)	(163)	(125)	(95)	(89)	(70)
Total consumer	(7)	1	(8)	(6)	(6)	(4)	1
Total net (charge offs) recoveries	(10)	1	(15)	(5)	(2)	(3)	—
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $1.0 billion, or 4%, from December 31, 2022, and increased $3.4 billion, or 13%, from June 30, 2022. The increase from June 30, 2022 was driven by growth across nearly all major loan portfolios resulting from the Corporation's strategic initiatives. See also Note 6 Loans of the notes to consolidated financial statements for additional information on loans.
•Potential problem loans increased $77 million, or 29%, from December 31, 2022, and increased $64 million, or 23%, from June 30, 2022. The increase from December 31, 2022 was primarily driven by increases in potential problem loans within commercial and industrial and CRE-investor lending. The increase from June 30, 2022 was primarily driven by an increase within commercial and industrial lending, partially offset by a decrease within CRE-investor lending. See Table 10 for additional information regarding potential problem loans.
•Total nonaccrual loans increased $20 million, or 18%, from December 31, 2022, and increased $23 million, or 21%, from June 30, 2022. The increase from December 31, 2022 was primarily due to increases in nonaccrual loans within commercial and industrial lending, partially offset by a decrease within CRE-investor lending. The increase from June 30, 2022 was primarily driven by increases in commercial and industrial lending and residential mortgage lending, partially offset by a decrease in CRE-investor lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs increased $16 million from June 30, 2022, primarily driven by an increase in net charge offs within commercial and industrial lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at June 30, 2023.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Jun 30, 2023		Mar 31, 2023		Dec 31, 2022		Sep 30, 2022		Jun 30, 2022
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,565,666	21%	$7,328,689	24%	$7,760,811	26%	$8,224,579	28%	$8,085,702	28%
Savings	4,777,415	15%	4,730,472	16%	4,604,848	16%	4,708,720	16%	4,708,156	16%
Interest-bearing demand	7,037,959	22%	6,977,121	23%	7,100,727	24%	7,122,218	24%	6,789,722	24%
Money market	7,521,930	23%	8,357,625	28%	8,239,610	28%	7,909,232	27%	7,769,415	27%
Brokered CDs	3,818,325	12%	1,185,565	4%	541,916	2%	—	—%	2,121	—%
Other time deposits	2,293,114	7%	1,752,351	6%	1,388,242	5%	1,233,833	4%	1,221,460	4%
Total deposits	$32,014,409	100%	$30,331,824	100%	$29,636,154	100%	$29,198,581	100%	$28,576,577	100%
Other customer funding(a)	170,873		226,258		261,767		283,856		296,440
Total deposits and other customer funding	$32,185,282		$30,558,081		$29,897,921		$29,482,437		$28,873,017
Network transaction deposits(b)	$1,600,619		$1,273,420		$979,003		$864,086		$891,902
Net deposits and other customer funding(c)	26,766,338		28,099,096		28,377,001		28,618,351		27,978,993
Time deposits of more than $250,000	465,446		345,169		282,206		222,318		180,705
(a) Includes repurchase agreements and commercial paper.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.
•Total deposits, which are the Corporation's largest source of funds, increased $2.4 billion, or 8%, from December 31, 2022, and increased $3.4 billion, or 12%, from June 30, 2022, primarily due to increases in brokered CDs, other time deposits, and network transaction deposits, partially offset by a decrease in noninterest-bearing demand deposit accounts.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 20.8% of total deposits at June 30, 2023, compared to 26.4% at both December 31, 2022 and June 30, 2022.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2023, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of June 30, 2023, the Bank had $5.1 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2023, the Bank had $1.6 billion available for discount window borrowings.
•The BTFP, against which the Corporation can borrow with qualifying investment securities collateral, valued at par as permitted by the terms of the program. As of June 30, 2023, the Bank had up to $634 million available for borrowing under the BTFP.

•A $200 million Parent Company commercial paper program, of which $15 million was outstanding as of June 30, 2023.
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
The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits at March 31, 2023 and June 30, 2023.
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	March 31, 2023	June 30, 2023
Federal Reserve Bank balance	$504,169	$178,983
Available FHLB Chicago capacity	3,453,813	5,148,360
Available Federal Reserve Bank discount window capacity	1,799,453	1,635,140
Available BTFP capacity	644,915	633,817
Funding available within one business day(a)	6,402,351	7,596,300
Available federal funds lines	2,773,000	2,623,000
Available brokered deposits capacity(b)	3,646,393	761,301
Unsecured debt capacity(c)	1,000,000	1,000,000
Total available liquidity	$13,821,744	$11,980,601
Uninsured and uncollateralized deposits	$7,337,286	$6,674,744
Coverage ratio of uninsured and uncollateralized deposits with secured funding	87%	114%
Coverage ratio of uninsured and uncollateralized deposits with total funding	188%	179%
(a) Estimated based on normal course of operations with indicated institution.
(b) Availability based on internal policy limitations. The Corporation includes outstanding deposits that have received a primary purpose exemption in the brokered deposit classification as they have similar funding characteristics and risk as brokered deposits.
(c) Availability based on internal policy limitations.
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
For the six months ended June 30, 2023, net cash provided by operating and financing activities was $179 million and $1.6 billion, respectively, while net cash used in investing activities was $1.8 billion, for a net increase in cash and cash equivalents of $8 million since year-end 2022. At June 30, 2023, assets of $41.2 billion increased $1.8 billion, or 5%, from year-end 2022, primarily due to loan growth and increases in AFS securities. On the funding side, deposits of $32.0 billion increased $2.4 billion, or 8%, from year-end 2022, FHLB advances decreased $689 million, or 16%, while other long-term funding increased $286 million, or 115%, the latter due to the issuance of subordinated debt.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at June 30, 2023.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2022 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in EAR due to gradual moves in benchmark interest rates from a baseline scenario over 12 months. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first six months of 2023.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Jun 30, 2023		Dec 31, 2022
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.9%	1.7%	3.9%	3.4%
200 bp increase in interest rates	4.0%	3.3%	7.8%	6.8%
100 bp decrease in interest rates	(1.2)%	(0.5)%	(3.4)%	(2.9)%
200 bp decrease in interest rates	(1.8)%	(0.7)%	(6.7)%	(5.7)%
At June 30, 2023, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.

Table 16 Market Value of Equity Sensitivity

	Jun 30, 2023	Dec 31, 2022
Instantaneous Rate Change
100 bp increase in interest rates	(8.8)%	(4.2)%
200 bp increase in interest rates	(17.5)%	(8.2)%
100 bp decrease in interest rates	8.7%	4.3%
200 bp decrease in interest rates	16.4%	8.0%
Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates. The MVE measure in the 200 bp increase in interest rates scenario is outside of the policy limit, which has been reported to the Board.
The above EAR, and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.

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
Additionally, the Corporation has been monitoring its volume of commercial credits and derivatives tied to LIBOR. In 2021, the Corporation began prioritizing SOFR, Prime, and Ameribor as the preferred alternative reference rates and ceased booking LIBOR based commitments after the end of 2021. Loans with a maturity after June 2023 have been reviewed and appropriate fallback language is in place when LIBOR is no longer published.
As of June 30, 2023, the notional amount of our LIBOR-referenced interest rate derivative contracts was $2.5 billion, all of which were entered specifically to accommodate customer needs, and will fallback to an index similar to the underlying loan upon the index change on that loan.
The following table summarizes the outstanding LIBOR loan exposures at June 30, 2023.
Table 17 LIBOR Loan Exposure

	June 30, 2023
($ in thousands)	Balance	Commitment
Commercial and industrial	$313,465	$582,231
Commercial real estate - owner occupied	127,162	127,662
Commercial and business lending	440,627	709,894
Commercial real estate - investor	1,042,196	1,103,935
Real estate construction	232,532	298,432
Commercial real estate lending	1,274,728	1,402,368
Total commercial	1,715,356	2,112,261
Residential mortgage	342	342
Total consumer	342	342
Total	$1,715,698	$2,112,604

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2023, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 18 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$5,796,754	$291,076	$23,604	$5	$6,111,439
Short-term funding	8	341,253	—	—	—	341,253
FHLB advances	8	2,440,633	390,932	796,703	2,479	3,630,747
Other long-term funding	8	88	246,453	160	287,573	534,273
Operating leases	16	4,741	9,482	7,236	4,649	26,108
Total		$8,583,468	$937,944	$827,703	$294,706	$10,643,820
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At June 30, 2023, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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
For additional information regarding the potential for additional regulation and supervision, see Part II, Item 1A, Risk Factors in the Corporation's quarterly report on Form 10-Q for the quarter ended March 31, 2023.

Table 19 Capital Ratios

	YTD		Quarter Ended
($ in thousands)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Risk-based Capital(a)
CET1			$3,143,131	$3,085,618	$3,035,578	$2,955,710	$2,896,675
Tier 1 capital			3,337,243	3,279,730	3,229,690	3,149,822	3,089,593
Total capital			4,051,096	3,990,606	3,680,227	3,582,099	3,506,864
Total risk-weighted assets			33,146,137	32,648,115	32,472,008	31,405,843	29,863,512
Modified CECL transitional amount			44,851	44,851	67,276	67,276	67,276
CET1 capital ratio			9.48%	9.45%	9.35%	9.41%	9.70%
Tier 1 capital ratio			10.07%	10.05%	9.95%	10.03%	10.35%
Total capital ratio			12.22%	12.22%	11.33%	11.41%	11.74%
Tier 1 leverage ratio			8.40%	8.46%	8.59%	8.66%	8.87%
Selected Equity and Performance Ratios
Total stockholders’ equity / total assets			10.00%	10.14%	10.19%	10.39%	10.63%
Dividend payout ratio(b)	34.15%	38.46%	37.50%	31.34%	30.00%	32.26%	35.71%
Return on average assets	0.96%	0.92%	0.86%	1.06%	1.12%	1.02%	0.97%
Annualized noninterest expense / average assets	1.90%	2.02%	1.89%	1.92%	2.03%	2.08%	2.04%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2023.

Non-GAAP Measures
Table 20 Non-GAAP Measures

	YTD		Quarter Ended
($ in thousands)	Jun 30, 2023	Jun 30, 2022	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets			6.94%	7.03%	6.97%	7.06%	7.23%
Return on average equity	9.38%	8.20%	8.47%	10.32%	10.81%	9.59%	8.85%
Return on average tangible common equity	13.79%	12.27%	12.38%	15.26%	16.15%	14.32%	13.29%
Return on average CET1	12.11%	11.03%	10.88%	13.38%	14.04%	12.69%	11.77%
Return on average tangible assets	1.00%	0.97%	0.90%	1.11%	1.18%	1.08%	1.03%
Average stockholders' equity / average assets	10.22%	11.17%	10.18%	10.26%	10.40%	10.69%	11.02%
Tangible common equity reconciliation(a)
Common equity			$3,928,762	$3,931,551	$3,821,378	$3,759,840	$3,766,187
Goodwill and other intangible assets, net			(1,149,869)	(1,152,072)	(1,154,274)	(1,156,477)	(1,158,680)
Tangible common equity			$2,778,893	$2,779,480	$2,667,104	$2,603,363	$2,607,507
Tangible assets reconciliation(a)
Total assets			$41,219,473	$40,702,519	$39,405,727	$38,049,607	$37,235,990
Goodwill and other intangible assets, net			(1,149,869)	(1,152,072)	(1,154,274)	(1,156,477)	(1,158,680)
Tangible assets			$40,069,604	$39,550,448	$38,251,453	$36,893,130	$36,077,310
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,901,605	$3,768,621	$3,934,949	$3,867,890	$3,797,568	$3,791,396	$3,743,919
Goodwill and other intangible assets, net	(1,152,100)	(1,161,114)	(1,151,039)	(1,153,173)	(1,155,408)	(1,157,754)	(1,160,035)
Tangible common equity	2,749,505	2,607,507	2,783,910	2,714,716	2,642,160	2,633,642	2,583,884
Modified CECL transitional amount	44,851	67,276	44,851	44,851	67,276	67,276	67,276
Accumulated other comprehensive loss	255,205	125,566	251,624	258,827	254,178	189,935	170,253
Deferred tax assets, net	27,934	39,241	27,714	28,157	29,248	29,875	39,072
Average CET1	$3,077,495	$2,839,591	$3,108,099	$3,046,551	$2,992,862	$2,920,729	$2,860,485
Average tangible assets reconciliation(a)
Total assets	$40,085,316	$35,467,853	$40,558,311	$39,607,065	$38,385,436	$37,271,779	$35,732,583
Goodwill and other intangible assets, net	(1,152,100)	(1,161,114)	(1,151,039)	(1,153,173)	(1,155,408)	(1,157,754)	(1,160,035)
Tangible assets	$38,933,216	$34,306,740	$39,407,273	$38,453,892	$37,230,028	$36,114,025	$34,572,548
Adjusted net income reconciliation(b)
Net income	$190,514	$161,086	$87,154	$103,360	$108,762	$96,275	$86,824
Other intangible amortization, net of tax	3,304	3,304	1,652	1,652	1,652	1,652	1,652
Adjusted net income	$193,818	$164,390	$88,806	$105,012	$110,414	$97,927	$88,476
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$184,764	$155,336	$84,279	$100,485	$105,887	$93,400	$83,949
Other intangible amortization, net of tax	3,304	3,304	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity	$188,068	$158,640	$85,931	$102,137	$107,539	$95,052	$85,601
Core customer deposit reconciliation
Total deposits			$32,014,409	$30,331,824	$29,636,154	$29,198,581	$28,576,577
Network transaction deposits			(1,600,619)	(1,273,420)	(979,003)	(864,086)	(891,902)
Brokered CDs			(3,818,325)	(1,185,565)	(541,916)	—	(2,121)
Core customer deposits			$26,595,465	$27,872,839	$28,115,235	$28,334,495	$27,682,553
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	57.26%	63.51%	58.49%	56.07%	55.47%	60.32%	61.53%
Fully tax-equivalent adjustment	(0.82)%	(1.05)%	(0.85)%	(0.79)%	(0.77)%	(0.87)%	(0.98)%
Other intangible amortization	(0.67)%	(0.80)%	(0.68)%	(0.66)%	(0.62)%	(0.67)%	(0.76)%
Fully tax-equivalent efficiency ratio	55.78%	61.68%	56.96%	54.64%	54.08%	58.79%	59.80%
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

Sequential Quarter Results
The Corporation reported net income of $87 million for the second quarter of 2023, compared to net income of $103 million for the first quarter of 2023. Net income available to common equity was $84 million for the second quarter of 2023, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2023 was $100 million, or $0.67 for basic earnings per common share and $0.66 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2023 was $263 million, $16 million, or 6%, lower than the first quarter of 2023. The net interest margin in the second quarter of 2023 was down 27 bp to 2.80%. The decreases in net interest income and net interest margin were due to increased interest-bearing liability costs. Average earning assets increased $988 million, or 3%, to $37.6 billion in the second quarter of 2023. Average loans increased $592 million, or 2%, driven by growth across nearly all loan categories. On the funding side, average total interest-bearing deposits increased $2.1 billion, or 9%, primarily due to increases in time deposits and network transaction deposits. Average FHLB advances decreased $458 million, or 11%, and average long-term funding increased $134 million, or 33%, due to the issuance of subordinated debt in February 2023 (see Table 2).
The provision for credit losses was $22 million for the second quarter of 2023, compared to an $18 million provision for the first quarter of 2023 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2023 was $66 million, up $3 million, or 6%, from the first quarter of 2023 (see Table 3).
Noninterest expense for the second quarter of 2023 was $191 million, up $3 million, or 2%, from the first quarter of 2023, driven primarily by increases in FDIC assessment (see Table 4).
For the second quarter of 2023, the Corporation recognized income tax expense of $24 million, compared to income tax expense of $27 million for the first quarter of 2023. See Income Taxes section for a detailed discussion on income taxes.
Comparable Quarter Results
The Corporation reported net income of $87 million for both the second quarter of 2023 and the second quarter of 2022. Net income available to common equity was $84 million for the second quarter of 2023, or $0.56 for both basic and diluted earnings per common share. Similarly, net income available to common equity for the second quarter of 2022 was $84 million, or $0.56 for both basic and diluted earnings per share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2023 was $263 million, $42 million, or 19%, higher than the second quarter of 2022. The net interest margin between the comparable quarters was up 9 bp, to 2.80% in the second quarter of 2023. The increases in net interest income and net interest margin were due to increased earning assets as well as higher interest on earning assets resulting from the Federal Reserve increasing their federal funds target rate. Average earning assets increased $5.0 billion, or 15%, to $37.6 billion in the second quarter of 2023, as average loans increased $4.0 billion, or 16%, driven by growth across nearly all loan categories and increases in investments and other of $916 million, or 13%. On the funding side, average interest-bearing deposits increased $4.6 billion, or 23%, from the second quarter of 2022, due to increases in time deposits and network transaction deposits. Average short and long-term funding increased $1.5 billion, or 47% (see Table 2), primarily driven by an increase in FHLB advances.
The provision for credit losses had a $22 million provision for the second quarter of 2023, compared to a negligible release of provision for the second quarter of 2022 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2023 was $66 million, down $10 million, or 13%, compared to the second quarter of 2022, primarily due to lower income in service charges and deposit account fees and capital markets, net (see Table 3).
Noninterest expense increased $9 million, or 5%, to $191 million for the second quarter of 2023, primarily due to higher FDIC assessment and technology expense (see Table 4).
The Corporation recognized income tax expense of $24 million for the second quarter of 2023, compared to an income tax expense of $23 million for the second quarter of 2022. See section Income Taxes for a detailed discussion on income taxes.

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
Table 21 Selected Segment Financial Data

	Three Months Ended Jun 30,			Six Months Ended Jun 30,
($ in thousands)	2023	2022	% Change	2023	2022	% Change
Corporate and Commercial Specialty
Total revenue	$172,278	$145,287	19%	$343,136	$282,174	22%
Provision for credit losses	13,674	12,246	12%	27,456	24,900	10%
Noninterest expense	61,083	56,679	8%	123,144	113,207	9%
Income tax expense	17,096	13,974	22%	34,833	26,281	33%
Net income	80,425	62,387	29%	157,703	117,786	34%
Average earning assets	17,444,251	15,083,176	16%	17,276,106	14,751,601	17%
Average loans	17,426,931	15,079,176	16%	17,259,706	14,748,739	17%
Average deposits	8,792,906	8,752,899	—%	9,240,323	9,080,190	2%
Average allocated capital (Average CET1)(a)	1,713,007	1,515,302	13%	1,708,727	1,468,397	16%
Return on average allocated capital(a)	18.83%	16.51%	N/M	18.61%	16.18%	N/M
Community, Consumer, and Business
Total revenue	$208,558	$139,757	49%	$402,870	$261,341	54%
Provision for credit losses	7,328	4,924	49%	14,086	9,580	47%
Noninterest expense	109,028	104,967	4%	220,722	203,428	9%
Income tax expense	19,362	6,272	N/M	35,293	10,150	N/M
Net income	72,839	23,594	N/M	132,769	38,183	N/M
Average earning assets	11,492,005	9,784,918	17%	11,373,558	9,481,879	20%
Average loans	11,492,005	9,784,918	17%	11,373,558	9,481,879	20%
Average deposits	18,065,314	18,544,542	(3)%	18,093,436	18,479,893	(2)%
Average allocated capital (Average CET1)(a)	732,068	593,296	23%	721,844	554,137	30%
Return on average allocated capital(a)	39.91%	15.95%	N/M	37.09%	13.90%	N/M
Risk Management and Shared Services
Total revenue	$(57,376)	$6,560	N/M	$(86,463)	$10,304	N/M
Provision for credit losses	1,097	(17,172)	N/M	(1,471)	(38,472)	(96)%
Noninterest expense	20,562	19,774	4%	34,219	38,077	(10)%
Income tax expense (benefit)	(12,926)	3,117	N/M	(19,254)	5,583	N/M
Net income (loss)	(66,109)	842	N/M	(99,958)	5,117	N/M
Average earning assets	8,632,734	7,744,720	11%	8,427,968	8,068,347	4%
Average loans	519,361	534,069	(3)%	510,431	520,924	(2)%
Average deposits	4,422,915	873,301	N/M	3,243,256	847,656	N/M
Average allocated capital (Average CET1)(a)	663,024	751,887	(12)%	646,925	817,057	(21)%
Return on average allocated capital(a)	(41.73)%	(1.08)%	N/M	(32.95)%	(0.16)%	N/M
Consolidated Total
Total revenue	$323,460	$291,604	11%	$659,543	$553,819	19%
Return on average allocated capital(a)	10.88%	11.77%	-89 bp	12.11%	11.03%	108 bp
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
•Total revenue increased $61 million from the six months ended June 30, 2022 and increased $27 million from the three months ended June 30, 2022, primarily attributable to higher loan volumes and interest rates driving net interest income higher.
•Noninterest expense increased $10 million from the six months ended June 30, 2022 and increased $4 million from the three months ended June 30, 2022, primarily due to higher personnel costs and allocated corporate overhead.
•Average loans increased $2.5 billion from the six months ended June 30, 2022 and increased $2.3 billion from the three months ended June 30, 2022, primarily driven by growth in commercial and business lending and CRE lending.
•Average deposits increased $160 million from the six months ended June 30, 2022 and increased $40 million from the three months ended June 30, 2022, driven by increases in money market deposits and interest-bearing demand deposits, partially offset by a decease in noninterest bearing demand deposits.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Total revenue increased $142 million from the six months ended June 30, 2022 and increased $69 million from the three months ended June 30, 2022, primarily attributable to higher loan volumes and interest rates along with receiving net FTP credit for providing funding for the Corporation.
•Noninterest expense increased $17 million from the six months ended June 30, 2022 and increased $4 million from the three months ended June 30, 2022, driven by higher allocated corporate overhead and increased technology expense, as the Corporation continues to invest in digital investments tied to its strategic initiatives.
•Average loans increased $1.9 billion from the six months ended June 30, 2022 and increased $1.7 billion from the three months ended June 30, 2022, primarily driven by growth in auto finance lending and residential mortgage lending.
•Average deposits decreased $386 million from the six months ended June 30, 2022 and decreased $479 million from the three months ended June 30, 2022, driven by decreases in noninterest bearing demand deposits and money market deposits, partially offset by an increase in time deposits.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Total revenue decreased $97 million from the six months ended June 30, 2022 and decreased $64 million from the three months ended June 30, 2022, primarily driven by increased interest expense as a result of holding more brokered CDs and other short term funding.
•Provision for credit losses increased $37 million from the six months ended June 30, 2022 and increased $18 million from the three months ended June 30, 2022, driven by loan growth, limited credit movement, and macro trends.
•Average deposits increased $2.4 billion from the six months ended June 30, 2022 and increased $3.5 billion from the three months ended June 30, 2022, primarily driven by increases in brokered CDs and network deposits.
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

Recent Developments
On July 25, 2023, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.21 per common share, payable on September 15, 2023 to shareholders of record at the close of business on September 1, 2023. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on September 15, 2023 to shareholders of record at the close of business on September 1, 2023. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on September 15, 2023 to shareholders of record at the close of business on September 1, 2023.

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
As of June 30, 2023, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2023.
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
There have been no material changes in the Risk Factors described in the Corporation’s 2022 Annual Report on Form 10-K other than as set out in the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, in Item 1A of Part II.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2023, the Corporation repurchased approximately $884,000 of common stock, all of which were repurchases related to tax withholding on equity compensation with no open market purchases during the quarter. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2023 - April 30, 2023	5,291	$18.17	—	—
May 1, 2023 - May 31, 2023	43,358	17.63	—	—
June 1, 2023 - June 30, 2023	1,547	15.31	—	—
Total	50,196	$17.61	—	4,907,327
(a) During the second quarter of 2023, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At June 30, 2023, there remained $80 million authorized to be repurchased under the Board of Directors' 2021 authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on June 30, 2023.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.
During the second quarter of 2023, the Corporation discovered that it had inadvertently failed to update its registration statement filed with the Securities and Exchange Commission relating to securities transactions in the Associated Banc-Corp Employee Stock Purchase Plan. The ESPP is open to the Corporation’s employees who complete an enrollment authorization (each a “Participant”). A Participant may direct that up to 10% of his or her gross wages, but no less than 1%, be withheld and transmitted to an administrator to purchase shares of the Corporation’s common stock. The Corporation subsidizes the Participant’s purchase of Corporation common stock by contributing an amount equal to 10% of the Participant’s withheld amount. The administrator then takes the funds and purchases shares of the Corporation’s common stock on a monthly basis and credits such shares to the Participant’s account. Even though all of the common stock issued under the ESPP is purchased in the open market, the Corporation is required to register the subsequent issuance of shares to Participants. The Corporation previously filed a registration statement with the SEC registering the sale of shares of Corporation common stock under the ESPP, but the number of shares registered was not sufficient to cover the number of shares issued after approximately mid-2018. Between mid-2018 and June 2023, the Corporation estimates that a total of approximately 1.2 million shares of the Corporation’s common stock were purchased under the ESPP. On June 30, 2023, the Corporation filed a Registration Statement on Form S-8 registering the sale of an additional 1.0 million shares for issuance under the ESPP. The Corporation believes that it has provided the Participants with the same information they would have received had the registration statement been timely filed. The Corporation is implementing monitoring and reporting procedures to ensure that, in the future, the Corporation’s registration statements have a sufficient number of shares to cover the shares of Corporation common stock issued under the ESPP. The Corporation has consistently treated the shares purchased under the ESPP as outstanding for financial reporting purposes. The unregistered transactions described above do not represent any additional dilution to shareholders. The Corporation’s inadvertent failure to timely file the registration statement described above may subject the Corporation to civil or other penalties or claims by regulatory authorities or others. However, we do not believe the Corporation’s potential liability for any claims that may arise relating to these matters is material to the Corporation’s financial condition or results of operations.

ITEM 5.	Other Information
During the three months ended June 30, 2023, no director or officer of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: July 27, 2023	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: July 27, 2023	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: July 27, 2023	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer