Form 10-K
period 2023-12-31
ASSOCIATED BANC-CORP
filed 2024-02-08
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal controls over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐        No  ☑
As of June 30, 2023, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,422,814,728. This excludes $26,594,604 of market value representing the outstanding shares of the registrant owned by all directors and officers who may be deemed affiliates. This includes $44,867,332 of market value representing 1.83% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of January 31, 2024, 151,087,726 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2024 are incorporated by reference in this Form 10-K into Part III.

Auditor Name:    KPMG LLP            Auditor Location:    Chicago, Illinois            Auditor Firm ID:    185

ASSOCIATED BANC-CORP
2023 Form 10-K Table of Contents

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

2017 Plan	2017 Incentive Compensation Plan
2020 Plan	2020 Incentive Compensation Plan
ABRC	Associated Benefits and Risk Consulting, the Corporation's insurance division which was sold on June 30, 2020
ABL	Asset-Based Lending
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ADC	Acquisition, Development, or Construction
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
APSN	Authorize Positive, Settle Negative
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
ATR	Ability-to-Repay
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
BHC Act	Bank Holding Company Act of 1956, as amended
bp	basis point(s)
BSA	Bank Secrecy Act
BTFP	Bank Term Funding Program
CAMELS	Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity
CAN-SPAM Act	Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003
CCPA	California Consumer Privacy Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CEO	Chief Executive Officer
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CGSRC	Corporate Governance and Social Responsibility Committee
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CMO	Collateralized Mortgage Obligation
CPRA	California Privacy Rights Act
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRO	Chief Risk Officer
DE&I	Diversity, Equity & Inclusion
DFPI	California Department of Financial Protection and Innovation

DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	Department of Justice
DOL	Department of Labor
DTAs	Deferred Tax Assets
DTI	Debt-to-Income
EAR	Earnings at Risk
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EMS	Environmental Sustainability Risk Management System
ERC	Enterprise Risk Committee of the Board of Directors
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDI Act	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FFIEC	Federal Financial Institutions Examination Council
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Financing Corporation, established by the Competitive Equality Banking Act of 1987
FICO Score	Fair Isaac Corporation score, a broad-based risk score to aid in credit decisions
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
First Staunton	First Staunton Bancshares, Incorporated
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTC	Federal Trade Commission
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
GLBA	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HQLA	High-Quality Liquid Assets
HTM	Held to Maturity
HVCRE	High Volatility Commercial Real Estate
IDI	Insured Depository Institution
LGBTQ+	Lesbian, Gay, Bisexual, Transgender, Queer, and Plus
LLC	Limited Liability Company
LMI	Low- to Moderate-Income
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
Moody's	Moody's Investors Service
MSAs	Mortgage Servicing Assets
MSRs	Mortgage Servicing Rights

MVE	Market Value of Equity
NAICS	North American Industry Classification System
NDAA	National Defense Authorization Act
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased Credit Deteriorated
PCI-DSS	Payment Card Industry Data Security Standard
QMs	Qualified Mortgages
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
REIT	Real Estate Investment Trust
Repurchase Agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rockefeller	Rockefeller Capital Management
S&P	Standard & Poor's
SAR	Suspicious Activity Report
SBA	Small Business Administration
SBNY	Signature Bank
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series C Preferred Stock	The Corporation's 6.125% Non-Cumulative Perpetual Preferred Stock, Series C, liquidation preference $1,000 per share
Series D Preferred Stock	The Corporation's 5.375% Non-Cumulative Perpetual Preferred Stock, Series D, liquidation preference $1,000 per share
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SMS	Short Message Service
SOFR	Secured Overnight Finance Rate
SVB	Silicon Valley Bank
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
TCPA	Telephone Consumer Protection Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act
Whitnell	Whitnell & Co.

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
Risk Factors Summary
Our business is subject to a number of risks, a summary of which is set forth below. These risks are discussed more fully in Part I, Item 1A, Risk Factors herein.
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
•The proportion of our deposit account balances that exceed FDIC insurance limits may expose the Bank to enhanced liquidity risk in times of financial distress.
•Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.
•We are subject to interest rate risk.
•The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
•Changes in interest rates could reduce the value of our investment securities holdings which would increase our accumulated other comprehensive loss and thereby negatively impact stockholders’ equity.
•Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
•We rely on dividends from our subsidiaries for most of our cash flow.

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
•We rely heavily on communications and information systems to conduct our business. We have experienced cybersecurity attacks in the past and our communications and information systems may experience an interruption or breach in security from future attacks.
•We are subject to certain industry standards regarding our credit card-related services. Failure to meet those standards may significantly impact our ability to offer these services.
•Compliance with ever-evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
•Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence could adversely affect our business, results of operations, and financial condition.
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
•Increasing, complex and evolving regulatory, stakeholder, and other third party expectations on ESG matters could adversely affect our reputation, our access to capital and the market price of our securities.
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
•Recent volatility in the banking sector, triggered by the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject the Corporation and the Bank to enhanced government regulation and supervision.
•We will experience increases in FDIC insurance assessments due to the bank failures that occurred in 2023.
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
General
Associated Banc-Corp is a bank holding company registered pursuant to the BHC Act. Our bank subsidiary, Associated Bank, traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Federal Reserve to acquire three banks. At December 31, 2023, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Milwaukee, Wisconsin, and 12 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three state branch footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2023, we are the largest bank holding company headquartered in Wisconsin.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 196 banking branches at December 31, 2023, serving more than 100 communities, primarily within our three-state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.
See Note 21 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.

Human Capital Matters
We are very fortunate to have a diverse, committed team of approximately 4,100 colleagues at December 31, 2023 who are capable, determined and empowered to drive our company forward. None of our colleagues are represented by unions.
Talent Acquisition, Development, and Retention: We believe attracting and retaining diverse talent in a highly competitive candidate market fuels our ability to serve our customers and support our communities. We are focused on sourcing talent from all backgrounds through engagement with workforce development programs, partnerships with diverse organizations, and active campus recruitment. As a result, we were able to hire nearly 750 external candidates in 2023. At the same time, in 2023, we had low voluntary turnover of 12% while 20% of colleagues advanced their careers at the Corporation through nearly 850 internal promotions or lateral moves. At December 31, 2023, the average tenure of our workforce was 8.5 years while the average tenure of our executive leadership team was 11.0 years.

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
•In 2023, we introduced significant training and resources for development and career planning to include workshops for both leaders and colleagues. During the last six months of the year, we completed nearly 110 individual career coaching sessions and offered 30 hours of workshops to assist people in creating meaningful development plans.
•Since inception of the mentorship program in 2022, the program has logged nearly 1,950 self-reported hours as of January 31, 2024. In 2023, we added a third program aimed at successfully onboarding new leaders.

Colleague Engagement: By strengthening our workforce and providing opportunities for all colleagues to apply their talent and grow as professionals, we strive to foster pride in working for Associated and to be recognized as the employer of choice among Midwestern financial services firms. During 2023, many of our colleagues and community members responded to and recognized our efforts:
•Colleague engagement is a focus for our company. During 2023, 92% of our colleagues provided feedback through an annual workplace survey conducted by a third-party on key topics related to the overall health and culture of the organization. The survey respondent percentage is well above the average response rate for commercial banks. For the seventh year in a row, we received more than 8,000 colleague comments, including more than 9,000 in 2023, which we believe demonstrates that colleagues are interested in, and comfortable with, sharing candid feedback.
•Associated Bank continues to be recognized as a Top Workplace. In 2023, we earned the Top Workplaces USA Award for the fourth consecutive year. Regionally, Associated Bank was named a Top Workplaces 2023 award winner in Chicago, Milwaukee and Southeast Wisconsin, and the Greater Madison area. Associated Bank also received Top Workplaces 2023 for Professional Development, Employee Appreciation, Employee Well-Being, Leadership, Innovation, Compensation & Benefits, Work-Life Flexibility, and Financial Services. The Top Workplace awards are issued by Energage.

Health and Well-being: We are pleased to support total health and well-being through a variety of benefits, programs, activities, and educational opportunities throughout the year. Our dedicated Total Well-being team provides free and confidential health coaching while a 24/7/365 Employee Assistance Program (EAP) provides access to complimentary counseling services, financial coaching, and a variety of additional resources to support the unique needs of our colleagues and their families (e.g. elder, adult, child, family support and legal services). Additionally, our comprehensive Total Well-being platform provides all colleagues with an opportunity to earn incentives throughout the year for participating in activities, challenges, and educational opportunities. As of December 31, 2023:
•Nearly 3,000 colleagues and spouses participated in an annual wellness visit with a primary care provider.
•Nearly 1,725 colleagues received a well-being reimbursement for the purchase of items such as gym memberships, home fitness equipment, and/or fitness tracking devices. The total value for well-being reimbursements was nearly $320,000.
•Nearly 1,200 colleagues earned an incentive through our Total Well-being platform totaling over $130,000.
Market-based Pay and Rewards: We regularly review our pay and benefits programs so that we are offering a total compensation package, including salary, incentive opportunities, and benefits that we believe is fair, equitable, and competitive in our marketplace.

Culture: We believe our success begins and ends with people. For this reason, fostering a culture where people feel valued, respected, and comfortable sharing ideas and perspectives is a core focus of the Corporation. Our culture is anchored in the belief that we are better together, and great ideas can come from anywhere in the Corporation. During 2021, the Corporation launched our Associated Culture Team, with the intent to have approximately 12 colleagues representing diverse business lines, positions, and geographies across the Corporation. The team's purpose is to provide a voice for colleague feedback regarding current and desired states of our corporate culture.
Diversity, Equity and Inclusion: Our DE&I efforts focus on shared commitment and action across business lines to foster a culture of belonging and inclusion among our colleagues. Our efforts extend to our markets by strengthening our DE&I efforts in our relationships with customers and the communities that we live in and serve. These efforts are supported by the work of our seven Colleague Resource Groups and the members that drive actions and events. These groups, which are open to all employees, help to drive greater organizational awareness and work to address the unique needs of people of different cultures and underrepresented groups not limited to, but including, people of color, young professionals, women, veterans, LGBTQ+, and people with disabilities.
Further, we feel a critical component of our success is our ability to recognize and value diversity while promoting inclusion, both internally and in the communities we serve.
As of December 31, 2023, as a result of these efforts, our colleague representation is as follows:
•People of color represented 18%, protected veterans represented 2%, people with disabilities represented 11%, and women represented 62% of our total workforce.
•We continue to advance representation from all backgrounds at all levels across our organization. At year end, women and people of color represented 65% of all Assistant Vice President roles and women represented 31% of all Senior Vice President roles.
•In addition, 40% of both our Executive Leadership Team and Board of Directors are represented by women and people of color.
We continue to develop and implement programs to support DE&I:
•All colleagues participate in annual DE&I training and have the opportunity to attend a multitude of educational speaker events, workshops, and webinars on various DE&I related topics. Topics include, but are not limited to, educating on different lived experiences, determining factors that promote inclusion, benefits of having a diverse workforce, and the importance of having an intentional focus on hiring and retaining groups from different backgrounds. Additionally, sessions are offered specifically to leaders on topics such as cultural competency and interrupting bias to further promote inclusive leadership.
•We have an Associated Bank Honors Program that includes a wide range of veteran-focused initiatives in an effort to reach and recruit military veterans while helping support our military connected customers, colleagues, and communities.
In 2023, we used our expertise to provide loans and investments as well as financial support to:
•Promote affordable housing,
•Provide small business lending, and
•Advance neighborhood development through philanthropic support.

These initiatives and investments create opportunities for individuals, families, and businesses to fully participate in and share the rewards of building economic stability in our communities. Our work with Community Advisory Councils based in Illinois, Wisconsin, and Minnesota focuses on identifying and addressing systemic economic development and equity issues.

Our DE&I efforts have been recognized in 2023 by our communities as follows:
•Associated Bank was recognized with a top score of 100 on the Human Rights Campaign Foundation's 2023 Corporate Equality Index and recognized as a Leader in LGBTQ+ Workplace Inclusion.
•Recognized as a 2023 Best Places to Work for Disability Inclusion from Disability:IN Disability Equality Index®.
•Associated Bank continues to be recognized as a Best for Vets employer from Military Times for the seventh consecutive year.

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
Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally-chartered trust company subsidiary are regulated, supervised and examined by the OCC. The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiary. As part of this authority, Associated Bank and our trust company subsidiary are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks according to a set fee schedule. On December 1, 2023, the OCC published its assessment rates for the 2024 calendar year. The OCC elected to maintain its general assessment schedule from 2023 with no adjustments for inflation.
Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. We are subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has the authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, such as the Bank.
Standards for Safety and Soundness
The federal banking agencies have adopted the Interagency Guidelines for Establishing Standards for Safety and Soundness (the “Guidelines”). The Guidelines establish certain safety and soundness standards for all depository institutions. The operational and managerial standards in the Guidelines relate to the following: (1) internal controls and information systems; (2) internal audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate exposure; (6) asset growth; (7)

compensation, fees and benefits; (8) asset quality; and (9) earnings. Rather than providing specific rules, the Guidelines set forth basic compliance considerations and guidance with respect to a depository institution. Failure to meet the standards in the Guidelines, however, could result in a request by the OCC for a written compliance plan to demonstrate efforts to come into compliance with such Guidelines. Failure to provide and implement a plan requires the appropriate federal banking agency to issue an order to the institution requiring compliance.
Corporate and Risk Governance
We are required as a supervisory matter to implement an effective corporate and risk governance framework commensurate with our size, complexity and risk profile. Fundamental components of this framework include the authorities and responsibilities of directors and senior managers to govern the operations and structure of the Corporation and the Bank, as well as the implementation and management of systems and processes designed to identify, measure, monitor and control the risks to the organization, specifically including strategic, reputation, compliance and operational risks.
Corporate and risk governance oversight is a core supervisory function of the federal banking agencies, including the OCC. National banks with at least $50 billion in total assets are subject to prescribed standards for the implementation of risk governance frameworks addressing credit risk, interest rate risk, liquidity risk, price risk, operational risk, compliance risk, strategic risk, and reputation risks. Additionally, on October 11, 2023, the FDIC issued a proposed rule and guidelines that would require all FDIC-supervised IDIs with total assets of $10 billion or more to adopt heightened corporate governance and risk management standards pursuant to which covered institutions would be required to develop and implement a comprehensive and independent risk management function and effective programs for internal controls, risk management, and audits. The prospects and timing for the adoption by the FDIC of a final rule are not certain at this time.
Although the Bank presently is not subject to the existing OCC risk governance standards for larger banks based on its current asset size, and the Bank, as a national bank supervised by the OCC, is not within the scope of the FDIC’s proposed rule, certain expectations set forth in existing and proposed regulatory guidelines may be imposed upon the Bank in the ordinary course of supervision and examination.
Further, the federal banking agencies have in recent years increased their focus on banks’ third-party risk management controls and practices. On June 6, 2023, the federal banking agencies, including the OCC, adopted interagency guidance on risk management of third-party relationships. The guidance applies broadly to any business agreement between a banking organization and another entity, by contract or otherwise (including affiliated entities), and it requires banking organizations to analyze the risks associated with each third-party relationship and establish effective governance and risk management processes for all stages of a third-party relationship, including planning, due diligence and third-party selection, contract negotiation, ongoing monitoring, and termination. See Item 1A, Risk Factors — Operational Risks for additional discussion of this topic.
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
In July of 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy. Among other initiatives, the Executive Order encouraged the federal banking agencies to review their current merger oversight practices under the BHC Act and the Bank Merger Act and adopt a plan for revitalization of such practices. In response, on March 25, 2022, the FDIC issued a request for information on the effectiveness of the existing framework for evaluating bank mergers and acquisitions under the FDI Act with particular focus on the increase in asset concentration among banking organizations with more than $100 billion in total assets. Further, the FTC and DOJ jointly released the 2023 Draft Merger Guidelines for public comment to strengthen the agencies’ oversight over mergers that would violate the federal antitrust laws. If adopted as proposed in draft form, the Merger Guidelines would substantially modify the existing regulatory framework for merger enforcement. It is not yet clear what effect, if any, the draft Merger Guidelines will have on the federal banking agencies as they consider revising the requirements for mergers involving banks and bank holding companies. The timing and prospects for the formal adoption by the federal banking agencies of modified regulatory standards for the evaluation of bank mergers and acquisitions is uncertain at this time. See Item 1A, Risk Factors — Operational Risks for additional discussion of this topic.

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
The Federal Reserve, the OCC and the FDIC have adopted risk-based capital regulations implementing certain provisions of the Dodd-Frank Act and Basel III. The agencies’ previous capital regulations were amended in 2013 following the enactment of the Dodd-Frank Act to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. In general, subject to certain exceptions as discussed further below, minimum capital standards established under the risk-based capital regulations include a CET1 capital to risk-weighted assets ratio of 4.5 percent, a Tier 1 capital to risk-weighted assets ratio of 6.0 percent, a total capital to risk-weighted assets ratio of 8.0 percent, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0 percent. In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25 percent of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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
Specifically, such institutions may deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital.
On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017. The proposed rule, which would not apply to the Corporation and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets. See Item 1A, Risk Factors — Legal, Regulatory, Compliance and Reputational Risks for additional discussion of this topic.
We continue to exceed all capital requirements necessary to be deemed “well-capitalized” for all regulatory purposes under the capital regulations. For further detail on capital and capital ratios, see discussion under the Liquidity and Capital sections under Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and under Part II, Item 8, Financial Statements and Supplementary Data, Note 19 Regulatory Matters of the notes to consolidated financial statements.
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
At December 31, 2023, the Bank satisfied the capital requirements necessary to be deemed “well-capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
On October 18, 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase base deposit insurance assessment rate schedules uniformly by 2 bp beginning in the first quarterly assessment period of 2023. The increase was instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the DIF reserve ratio. The FDIC indicated that the new assessment rate schedules will remain in effect until the DIF reserve ratio meets or exceeds 2 percent.
Further, on November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of SVB and SBNY. Under the final rule, the assessment base for an IDI will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 bp beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. At December 31, 2023, our estimated level of uninsured deposits is $14.8 billion. See Item 1A, Risk Factors — Legal, Regulatory, Compliance and Reputational Risks for additional discussion of this topic.
DIF-insured institutions pay a FICO assessment in order to fund the interest on bonds issued in the 1980s in connection with the failures in the thrift industry. The FICO assessment was computed on assets as required by the Dodd-Frank Act. These assessments continued until the bonds matured in September 2019. The Corporation’s assessment rate for FDIC was approximately 9 bp for 2023.
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
On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank with assets of greater than $10 billion under the final rule and therefore will be evaluated under new lending, retail services and products, community development financing, and community development services tests. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of LMI communities. The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule's provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.
Privacy, Data Protection, and Cybersecurity
We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the GLBA and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. Financial institutions, such as the Bank, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information. Consumers and, in some instances, state and federal regulators, must be notified in the event of a data breach under applicable state laws and federal regulations.
The changing privacy laws in the United States, Europe and elsewhere create new individual privacy rights and impose increased obligations on companies handling personal information, including the CCPA, as amended by the CPRA. While GLBA-regulated nonpublic, personal information generally is exempt under the CCPA (as well as the other state consumer privacy laws), the CCPA and certain other state laws apply to the personal information of representatives of any business contacts that the Bank engages with who are California residents, employees who are California residents, and any other personal information that the Bank collects outside of the scope of GLBA, such as with respect to certain data collected from visitors to our website.

In addition, multiple states, Congress and regulators within and outside of the United States are considering similar laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal information, specifically including financial institutions.
The federal banking agencies, including the OCC, have issued a rule imposing cybersecurity notification requirements for banking organizations and their service providers. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a "computer-security incident" that rises to the level of a "notification incident," as those terms are defined under the final rule. Banks' service providers are required under the rule to notify any affected bank to or on behalf of which the service provider provides services "as soon as possible" after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.
The federal banking agencies have also adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. Moreover, recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue more extensive guidance on cybersecurity risk management. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution. See Item 1A, Risk Factors — Operational Risks for additional discussion of this topic.
Additionally, recent and ongoing developments may impact our data security- and privacy-related internal controls and risk profile. On October 19, 2023, the CFPB announced a proposed rule to adopt a regulation regarding personal financial data rights that is designed to promote “open banking.” If enacted as proposed, the regulation would require, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information.
On October 30, 2023, the current Presidential Administration issued an Executive Order on Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. The order seeks to balance innovation with addressing risks associated with AI by providing eight guiding principles and priorities, such as ensuring that consumers are protected from fraud, discrimination and privacy risks related to AI. The Executive Order also requires certain federal agencies, including the CFPB, to address potential discrimination in the housing and consumer financial markets relating to the use by financial institutions of AI technologies. Prior to the issuance of the Executive Order, the CFPB published a report addressing the use by financial institutions of AI chatbots in the provision of financial products and services, which report also highlighted the limitations and various risks posed by such activity. States have also started to regulate the use of AI technologies. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making.
Bank Secrecy Act / Anti-Money Laundering
The BSA, which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of their BSA compliance program. National banks are also required to file SARs when they detect certain known or suspected violations of federal law or suspicious transactions related to a money laundering activity or a violation of the BSA. The regulations implementing the BSA require financial institutions to establish risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN has promulgated customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).
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
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Pursuant to SEC regulations and NYSE rules enacted in 2022, we adopted a "clawback" policy with respect to the recovery of incentive-based compensation paid to current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of our clawback policy is attached as Exhibit 97 to this 10-K.
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
Under TILA as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ATR in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate "qualified mortgages," or QMs, which generally are mortgage loans without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. QMs are entitled by rule to a presumption that the creditor making the loan satisfied the ATR requirements provided certain requirements are met. The Corporation is predominantly an originator of compliant QMs. The CFPB also has implemented the TILA-RESPA Integrated

Disclosure rules, which harmonize disclosure and certain regulatory compliance requirements required under those two statutes with respect to residential mortgage loans.
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
Pursuant to the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF. The Dodd-Frank Act may have a material impact on the Corporation’s and the Bank’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. See Item 1A, Risk Factors — Legal, Regulatory, Compliance and Reputational Risks for additional discussion of this topic.
In recent years, the CFPB—with the support of the current Presidential Administration—has launched an initiative aimed at eliminating or restricting a number of fees assessed by financial institutions, including overdraft and non-sufficient funds fees as well as other transaction- and account management-related fees deemed by the CFPB to be “junk fees.” The CFPB has carried out its initiative through a mixture of supervision, examination and enforcement actions. See Item 1A, Risk Factors — Legal, Regulatory, Compliance and Reputational Risks for additional discussion of this topic.
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
On October 21, 2021, the Financial Stability Oversight Council published a report identifying climate-related financial risks as an “emerging threat” to financial stability. On October 24, 2023, the OCC, the FDIC and the Federal Reserve jointly finalized principles for climate-related financial risk management for national banks with more than $100 billion in total assets. Although these risk management principles do not apply to the Bank directly based upon our current size, the OCC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.
In addition, states are considering taking similar actions on climate-related financial risks, including certain states in which we operate. For example, in January of 2023, the Minnesota Pollution Control Agency released its Greenhouse Gas Emissions Report for years 2005-2020. The Report indicated that Minnesota is on track to meet its GHG reduction goals, including reducing emissions 50% by 2030 and achieving net-zero emissions by 2050. The Report relies on the state’s September 2022 Climate Action Framework as the path forward to a carbon-neutral, resilient, and equitable future. That same month, Illinois Governor JB Pritzker signed legislation preventing counties from enacting preemptive local ordinances that outright ban local wind and solar projects, as such ordinances hinder the state’s climate goals set forth in the Climate and Equitable Jobs Act of 2021. Then, in February 2023, Minnesota Governor Tim Walz signed a bill that will move the state to 100% clean energy by 2040. In October 2023, California Governor Gavin Newsom signed two climate-related disclosure bills into law. The Climate Corporate Data Accountability Act (referred to as SB 253) requires both public and private U.S. businesses with revenues greater than $1 billion doing business in California to report their GHG emissions, including scopes 1, 2, and 3, beginning in 2026 (for 2025 data) and also requires reporting companies to get third-party assurance of their reports. Other states have proposed similar legislation to SB 253. The Climate-Related Financial Risk Act (referred to as SB 261) mandates that U.S. businesses with annual revenues over $500 million doing business in California to bi-annually disclose climate-related financial risks and their mitigation strategies beginning January 1, 2026. Additionally, in November 2023, the Wisconsin legislature introduced 20 draft bills addressing, through a mix of funding and legal requirements, weatherization of public school buildings, green jobs training, climate change scholarships, environmental impacts on vulnerable communities, agricultural waste reduction, climate change consideration in local planning decisions, consideration of carbon when vetting utility projects, and increased funding for Focus on Energy, a state program that supports new energy efficiency and renewable energy projects. State-level initiatives such as these may require us to expend capital to conform to any requirements that apply to us.
Additionally, in March of 2022, the SEC proposed new climate-related disclosure rules, the Proposed Rules for The Enhancement and Standardization of the Climate-Related Disclosure for Investors File No. S7-10-22. If adopted as expected, the rules would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and GHG emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements.
The Corporation has established an Environmental Sustainability Risk Policy and Environmental Sustainability Statement focused on environmental risk management; climate change, carbon emissions and natural resources; and environmental and social lending which will serve as the foundation to Associated's Environmental Sustainability Risk Management System, a system for supporting the Environmental Sustainability Risk Policy and environmental sustainability risk reporting. The EMS is intended to help manage environmental and climate risk in a comprehensive, systematic, planned and documented manner, and to help all policy practices integrate into the Corporation's Enterprise Risk Management program and align them with business objectives. Oversight for climate-related risks includes Board-level, senior management and Board and management committee oversight.
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
•The Audit Committee has been delegated responsibility to oversee management of financial reporting and audit functions.

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

During 2023, the Corporation elevated environmental sustainability as a mainstream corporate initiative and established a management-level Sustainability Committee which reports through ERMC. The Sustainability Committee helps to identify, implement, and effectuate priorities for Associated’s environmental sustainability initiatives. The Committee is led by the Director of ESG and Sustainability. Additional committee members include Director Customer Experience and Journey Mapping; Risk and Compliance Director; Director of Facilities Real Estate and Director of Special Assets.

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
On February 23, 2023, the federal banking agencies issued a joint statement addressing liquidity risks to banking organizations resulting from crypto-asset market vulnerabilities. The joint statement noted that deposits placed by a crypto-asset-related entity and deposits that constitute stablecoin-related reserves may pose heightened liquidity risks to banking organizations due to the unpredictability of the scale and timing of deposit inflows and outflows. The statement stressed that banking organizations should establish and maintain effective risk management and controls commensurate with the level of liquidity risks from such funding sources. Further, on August 8, 2023, the Federal Reserve announced the establishment of a Novel Activities Supervision Program, which is designed in part to enhance the Federal Reserve’s supervision processes in respect of banking organizations’ crypto-asset related activities and use of distributed ledger technologies and other novel technologies in the delivery of financial products and services.
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
Other Banking Regulations
The Bank is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, which among other restrictions placed limitations on the interchange fees charged for debit card transactions, TILA, Truth in Savings Act, Equal Credit Opportunity Act, Electronic Funds Transfer Act, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Fair Credit Reporting Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, RESPA, TCPA, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner NDAA. Further, in January of 2021, the OCC issued a notice of proposed rulemaking to amend current rules related to national banks' ownership of real property. The proposal would provide a set of general standards, including an occupancy test and excess capacity standards, that the OCC will use to determine whether the acquisition and holding of real estate is necessary for the transaction of an institution's business. The prospects and timing for the adoption of a final rule are uncertain at this time.
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
Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on eleven separate occasions, citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure.
The tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that, while indicators of U.S. economic performance, such as income growth, may be strong and levels of inflation may continue to decrease, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2024 while inflation is expected to remain elevated relative to historic levels in the coming quarters. Any such downturn in economic output, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.
As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. According to the Federal Reserve's October 2023 Financial Stability Report, CRE values remained elevated relative to fundamentals, even as prices continued to decline. While CRE values continue to fluctuate, some markets are showing signs of stabilizing prices. However, the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to a rising interest rate environment and higher prices for commodities, goods and services. In any case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain; however, some degree of instability in the CRE markets is expected in the coming quarters as loans are refinanced in markets with higher vacancy rates under current economic conditions. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.
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
As of December 31, 2023, approximately 62% of our loan portfolio consisted of commercial and industrial, real estate construction, and CRE loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Further, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with balances over $25 million, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
CRE lending may expose us to increased lending risks.
Our policy generally has been to originate CRE loans primarily in the states in which the Bank operates. At December 31, 2023, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $8.5 billion, or 29%, of our total loan portfolio. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are implementing enhanced risk management policies, procedures and controls. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses which operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. In recent years, CRE markets have been experiencing substantial growth, and increased competitive pressures have contributed significantly to historically low capitalization rates and rising property values. However, CRE markets have been facing downward pressure since 2022 due in large part to increasing interest rates and declining property values. Accordingly, the federal banking agencies have expressed concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions' total capital. To address supervisory expectations with respect to financial institutions' handling of CRE borrowers who are experiencing financial difficulty, in June of 2023, the federal banking agencies, including the OCC, issued an interagency policy statement addressing prudent CRE loan accommodations and workouts. Our failure to adequately implement enhanced risk management policies, procedures and controls could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio. At December 31, 2023, nonaccrual CRE loans totaled $1 million, or less than 1% of our total portfolio of CRE loans.
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
In its assessment of the failures of SVB and SBNY in the first quarter of 2023, the FDIC concluded that a significant contributing factor to the failures of the institutions was the proportion of the deposits held by each institution that exceeded FDIC insurance limits. Noting that uninsured deposits accounted for nearly 47 percent of domestic deposits in 2021, the FDIC stated that large concentrations of uninsured deposits increase the potential for bank runs and can threaten financial stability. The FDIC similarly concluded that an overreliance on uninsured deposits contributed to the subsequent failure of First Republic Bank in the second quarter of 2023. In response to the failures of SVB, SBNY, and First Republic Bank, many large depositors across the industry have withdrawn deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and, in many instances, moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).
Uninsured deposits historically have been viewed by the FDIC as less stable than insured deposits. According to statements made by the FDIC staff and the leadership of the federal banking agencies, customers with larger uninsured deposit account balances often are small- and mid-sized businesses that rely upon deposit funds for payment of operational expenses and, as a result, are more likely to closely monitor the financial condition and performance of their depository institutions. As a result, in the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. To that end, the federal banking agencies, including the FDIC and OCC, issued an interagency policy statement in July 2023 to underscore the importance of robust liquidity risk management and contingency funding planning. In the policy statement, the regulators noted that banks should maintain actionable contingency funding plans that take into account a range of possible stress scenarios, assess the stability of their funding and maintain a broad range of funding sources, ensure that collateral is available for borrowing, and review and revise contingency funding plans periodically and more frequently as market conditions and strategic initiatives change.
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Corporation may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window or its recently established BTFP in order to manage our liquidity risk. For additional information regarding uninsured deposits and liquidity, see sections Deposits and Customer Funding and Liquidity of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In August 2023, Moody’s and S&P Global Ratings each downgraded our long-term issuer credit ratings. Any additional downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital and/or limit our access to capital markets. Credit rating downgrades or negative watch warnings could also negatively impact our reputation and the perception of the Corporation by lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of deposits which exceed FDIC insurance limits may perceive such a downgrade or warning negatively and withdraw all or a portion of such deposits. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take.
We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could also affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the Federal Reserve announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range eleven times throughout 2022 and 2023. As of December 31, 2023, the target range for the federal funds rate had been increased to 5.25% to 5.50%. It remains uncertain whether the FOMC will further increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. Our interest rate spread, net interest margin and net interest income increased during this period of rising interest rates as our interest earning assets generally reprice more quickly than our interest earning liabilities.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Corporation's interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. Our most significant interest rate risk may result from timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options.
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
The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total carrying value of the securities portfolio, which includes FHLB and Federal Reserve Bank stocks, was $7.7 billion as of December 31, 2023, and the estimated duration of the aggregate portfolio was approximately 5.7 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.
Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
The Corporation earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue the Corporation receives from loan originations. At the same time, revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would accrue over time. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.
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

We rely on dividends from our subsidiaries for most of our cash flow.
The Parent Company is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of the Parent Company’s cash flow comes from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent Company’s common and preferred stock, and to pay interest and principal on the Parent Company’s debt. Various federal and/or applicable state laws and regulations limit the amount of dividends that the Bank and certain of our nonbanking subsidiaries may pay to us. Also, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from the Bank could have a material adverse effect on our business, financial condition, and results of operations.
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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. Operational risk related to cyber-attacks is increasing as cyber-attacks evolve and have a greater and more pervasive economic impact. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, designed to disrupt key business services, such as customer-facing web sites. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyber-attacks, including attacks emanating from foreign countries. Cyber-attacks involving large financial institutions, including distributed denial of service attacks designed to disrupt external customer-facing services, nation state cyberattacks and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, as well as targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated. In particular, there has been an observed increase in the number of distributed denial of service attacks against the financial sector, for which the increase is believed to be partially attributable to politically motivated attacks as well as financial demands coupled with extortion. Further, threat actors are increasingly seeking to target vulnerabilities in software systems (including bugs, vulnerabilities in third-party systems or software and technical misconfigurations in hardware and software) and weak authentication controls used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. In addition, on March 21, 2022, the current Presidential Administration issued a warning regarding the potential for Russia to engage in malicious cyber activities, specifically including attacks on critical infrastructure such as the financial sector, in response to the international economic sanctions that have been imposed against the Russian government and organizations and individuals within Russia relating to its invasion of and ongoing conflict with Ukraine.
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
We also face risks related to cyber-attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We also rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. We cannot be sure that such third-party information security protocols are sufficient to withstand a cyber-attack or other security breach.
Cybersecurity risks for financial institutions also have evolved as a result of the increased interconnectedness of operating environments and the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which enhances operational risk and presents the potential for additional structural vulnerabilities. As such, a single cyber-attack is now able to compromise hundreds of organizations and affect a significant number of consumers. In addition, the adoption of hybrid and remote work environments following the COVID-19 pandemic presents institutions with additional cybersecurity vulnerabilities and risks.
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
Any successful cyber-attack or other security breach involving the misappropriation, loss, leak or other unauthorized disclosure of sensitive or confidential customer information, confidential and proprietary information relating to our bank and operations, unauthorized access to our information systems or that of our third-party service providers, or unauthorized access to other data that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber-attack may also subject the Corporation to regulatory investigations, litigation (including class action litigation) or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cyber security incident, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
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

We rely heavily on communications and information systems to conduct our business. We have experienced cybersecurity attacks in the past and our communications and information systems may experience an interruption or breach in security from future attacks.
We have experienced cybersecurity attacks in the past. Any failure, interruption, or breach in security or operational integrity of our or our third-party vendors' communications and information systems, including those caused by a cybersecurity attack, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our communications and information systems, we cannot completely ensure that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our or our third-party vendors' communications and information systems, including those caused by a cybersecurity attack, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
We are subject to certain industry standards regarding our credit card-related services. Failure to meet those standards may significantly impact our ability to offer these services.
We are subject to the PCI-DSS, issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems or third parties that we rely upon could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI-DSS, the cost of compliance could increase, and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we or our service providers are unable to comply with the standards imposed by PCI-DSS, we may be subject to fines and restrictions on our ability to offer certain services, which could materially and adversely affect our business.
Compliance with ever-evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
We are subject to a number of U.S. federal, state, local and foreign laws and regulations relating to consumer privacy and data protection. Under privacy protection provisions of the GLBA and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. The GLBA regulates, among other things, the use of certain information about individuals (“non-public personal information”) in the context of the provision of financial services, including by banks and other financial institutions. The GLBA includes both a “Privacy Rule,” which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information, and a “Safeguards Rule,” which imposes obligations on financial institutions and, indirectly, their service providers to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information. Any failure to comply with the GLBA could result in substantial financial penalties and significant reputational harm.
While GLBA-regulated nonpublic, personal information generally is exempt under the CCPA, the CCPA applies to the personal information of representatives of any business contacts that the Bank engages with who are California residents, California employees, and California consumers whose personal information we may collect outside the scope of the GLBA (e.g., certain personal information collected from visitors to our websites). The CCPA went into effect in 2020 and imposes obligations on businesses that process personal information of California residents. Among other things, the CCPA: requires disclosures to such residents about the data collection, use and disclosure practices of covered businesses; provides such individuals expanded rights to access, delete, and correct their personal information, and opt-out of certain sales or transfers of personal information; and provides such individuals with a private right of action and statutory damages for certain data breaches. The CCPA and CPRA mark the beginning of a trend toward more stringent privacy legislation in the United States, and multiple states have enacted, or are expected to enact, similar laws, including the Oregon Consumer Privacy Law which takes effect on July 1, 2024, not all of which exempt financial institutions categorically. Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains increased interest at the federal level as well. Further, in order to comply with the varying state laws around data breaches, we must maintain adequate security measures, which require significant investments in resources and ongoing attention.
Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet are or may become applicable to our business, such as the TCPA, the CAN-SPAM Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.
We occasionally make telephone calls and/or send SMS text messages to customers. The actual or perceived improper calling of customer phones and/or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our outreach practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the TCPA could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.
We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.
Moreover, we are considered a “user” of consumer reports provided by consumer reporting agencies under the Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act (collectively, “FCRA”). FCRA regulates and protects consumer information collected by consumer reporting agencies and imposes specific obligations on “users” of consumer reports. Such obligations may include restricting the sharing of information contained in a consumer report, notifying consumers when such reports are used to make an adverse decision, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent.
Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of artificial intelligence could adversely affect our business, results of operations, and financial condition.
Our business increasingly relies on AI, machine learning and automated decision making to improve our services and our customer’s experience. The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.
Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning and automated decision making could adversely affect our business, results of operations, and financial condition.
We are dependent upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure.
We outsource certain information system and data management and processing functions to third-party providers, including, among others, Fiserv, Inc. and its affiliates to compete in a rapidly evolving financial marketplace. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. Concentration among larger third-party providers servicing large segments of the banking industry can also potentially affect wide segments of the financial industry. If third-party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.
Third-party vendors provide key components of our business infrastructure, such as internet connections, network access and core application processing. While we have selected these third-party vendors in accordance with supervisory requirements, we do not control their actions. The actions of these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party vendors could also entail significant delay and expense.
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
Further, on August 16, 2022, the Inflation Reduction Act of 2022 was enacted into law. The legislation imposed a non-deductible 1% excise tax on repurchases of stock by “covered corporations,” including the Corporation. As a result, our results of operations in future periods may be impacted adversely to the extent of any significant stock repurchases by the Corporation.
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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2023, the annual impairment test conducted in May, using a qualitative assessment, indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2023, we had goodwill of $1.1 billion, which represents approximately 26% of stockholders’ equity.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements or have otherwise acted to attempt to reduce global temperatures, in part by limiting GHG emissions. The Federal Reserve Board became a member of the Network of Central Banks and Supervisors for Greening the Financial System and, in its Financial Stability Report of November 2020, specifically addressed the implications of climate change for markets, financial exposures, financial institutions, and financial stability. The U.S. Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change, including mandatory substantive and/or disclosure requirements regarding climate change. Such initiatives have been pursued with rigor under the current Presidential Administration. The Financial Stability Oversight Council, of which the OCC is a member, published a report in October 2021 identifying climate-related financial risk as an “emerging threat” to financial stability. The leadership of the federal banking agencies, including the Comptroller of the Currency, have emphasized that climate-related risks are faced by banking organizations of all types and sizes, specifically including physical and transition risks, and are in the process of enhancing supervisory expectations regarding banks' risk management practices. To that end, on October 24, 2023, the federal banking agencies, including the OCC, issued interagency guidance on principles for climate-related financial risk management by large financial institutions. The guidance reiterates the agencies’ view that financial institutions are likely to be affected by both the physical risks and transition risks associated with climate change, which can manifest as traditional risks such as credit, market, liquidity, operation, and legal risks. To address these risks, the guidance covers six areas: governance; policies, procedures, and limits; strategic planning; risk management; data, risk management, and reporting; and scenario analysis. The guidance applies only to banking organizations with total consolidated assets of greater than $100 billion and therefore does not apply to the Bank directly. In addition, the OCC stressed in its 2024 Bank Supervision Operating Plan that climate-related financial risk is one of its supervision priorities and objectives; however, the OCC noted that its focus on climate-related financial risks will be limited to financial institutions with total assets of over $100 billion. Additionally, in March 2022, the SEC proposed new climate-related disclosure rules, which if finalized, would require new climate-related disclosures in SEC filings and audited financial statements, including certain climate-related metrics and direct and indirect GHG emissions data, information about climate-related targets and goals, transition plans, if any, and attestation requirements. In October 2023, California Governor Gavin Newsom signed two climate-related disclosure bills into law. The Climate Corporate Data Accountability Act (referred to as SB 253) requires both public and private U.S. businesses with revenues greater than $1 billion doing business in California to report their GHG emissions including scopes 1, 2, and 3, beginning in 2026 (for 2025 data) and also requires reporting companies to get third-party assurance of their reports. Other states have proposed legislation similar to SB 253. The Climate-Related Financial Risk Act (referred to as SB 261) mandates U.S. businesses with annual revenues over $500 million doing business in California to bi-annually disclose climate-related financial risks and their mitigation strategies beginning January 1, 2026. Disclosure requirements imposed by different regulators may not always be uniform, which may result in increased complexity, and cost, for compliance. Additionally, many of our suppliers and business partners may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.
Although these new guidelines do not apply to a banking organization of our size, as the Corporation continues to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to risk management and stress testing under a variety of adverse scenarios and related capital planning. In the event the federal banking agencies were to expand the scope of coverage of the new climate risk guidelines to institutions of our size or promulgate new regulations or supervisory guidance applicable to the Corporation, we would expect to experience increased compliance costs and other compliance-related risks.
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
Increasing, complex and evolving regulatory, stakeholder, and other third party expectations on ESG matters could adversely affect our reputation, our access to capital and the market price of our securities.
The Corporation is subject to a variety of risks arising from ESG matters as governmental and regulatory bodies, investors, customers, employees and other stakeholders and third parties have been increasingly focused on ESG matters. ESG matters include, among other things, climate risk, hiring practices, the diversity of our work force, and racial and social justice issues involving our personnel, customers and third parties with whom we otherwise do business. Risks arising from ESG matters may adversely affect, among other things, our reputation and the market price of our securities.
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
Increased attention to ESG matters also has caused public officials, including certain state attorneys general, treasurers, and legislators, to take various actions to impact the extent to which ESG principles are considered by private investors. For instance, certain states have enacted laws or issued directives designed to penalize financial institutions that the state believes are boycotting certain industries such as the fossil fuel and firearms industries. These developments illustrate that ESG-based investing has become a divisive political issue. Shifts in investing priorities based on ESG principles may result in adverse effects on the market price of our securities to the extent that investors that give significant weight to such principles determine that the Corporation has not made sufficient progress on ESG matters. Conversely, the market price of our securities may be adversely affected if a government official or agency seeks to limit the Corporation’s business with a certain government entity or initiates an investigation or enforcement action because of what is perceived to be the Corporation’s unwarranted focus on ESG matters.
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
Our business strategy includes significant growth plans. We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in significant growth stages of development. Sustainable growth requires that we manage our risks by balancing loan and deposit growth at acceptable levels of risk, maintaining adequate liquidity and capital, hiring and retaining qualified employees, successfully managing the costs and implementation risks with respect to strategic projects and initiatives, and integrating acquisition targets and managing the costs. We may not be able to expand our market presence in our existing markets or successfully enter new markets, and any such expansion may adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. Also, if we grow more slowly than anticipated, our operating results could be materially adversely affected.
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
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. In 2023, Congress narrowly averted two separate government shutdowns by passing continuing resolutions. In part due to repeated debt-limit political standoffs and last-minute resolutions, in 2023 a rating agency downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Although the digital asset marketplace has in recent months experienced substantial instability, transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to the extensive regulation of banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, an initiative by the CFPB, as prompted by the current Presidential Administration, to promote “open and decentralized banking” through the proposal of a Personal Financial Data Rights rule designed to facilitate the transfer of customer information at the direction of the customer to other financial institutions could lead to greater competition for products and services among banks and nonbanks alike if a final rule is adopted. The timing of and prospects for any such action are uncertain at this time. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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
Moreover, in July 2021, President Biden issued an Executive Order on Promoting Competition in the American Economy which encouraged the federal banking agencies to review their current merger oversight practices. In response, the FDIC issued a request for public comment on the effectiveness of the existing framework for evaluating bank mergers and acquisitions under the FDI Act. In addition, the acting Comptroller of the Currency publicly stressed the need to update the framework used for analyzing bank mergers and noted that, without enhancements, there is an increased risk of approving mergers that diminish competition, hurt communities, or present systemic risks. The FTC and DOJ closely evaluate proposed mergers and acquisitions, including within the financial services sector, that have the potential to limit competition. To that end, the FTC and DOJ jointly released final Merger Guidelines, which includes a more expansive, context-specific method of analysis to evaluate competitive effects. Further, the Director of the CFPB has publicly sought a greater role for the CFPB in the evaluation of proposed bank mergers. The prospects and timing for the adoption by the federal banking agencies of revised bank merger guidelines are not certain at this time.
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
Significantly, the enactment of the Economic Growth Act, and the promulgation of its implementing regulations, repealed or modified several important provisions of the Dodd-Frank Act. Among other things, the Economic Growth Act and its implementing regulations raised the total asset thresholds to $250 billion for Dodd-Frank Act annual company-run stress testing, leverage limits, liquidity requirements, and resolution planning requirements for bank holding companies, subject to the ability of the Federal Reserve to apply such requirements to institutions with assets of $100 billion or more to address financial stability risks or safety and soundness concerns. However, in response to several large bank failures in the spring of 2023, the federal banking agencies have engaged in rulemaking that likely will significantly increase compliance costs should we grow in excess of $50 billion in assets.
On August 29, 2023, the federal banking agencies, including the OCC, issued proposals and guidance regarding resolution planning. Banks with $50 billion to $100 billion have not been required to submit resolution plans since 2018 because of a moratorium adopted by the FDIC. Under the proposed rule, however, the moratorium would be lifted and the FDIC would require banks with at least $50 billion in assets to submit an informational filing, which would not require a resolution strategy and demonstration of valuation capabilities, but would require substantially all of the informational elements otherwise required for inclusion in a resolution plan that banks with $100 billion or more in assets currently are required to submit. The proposed rule, if adopted as proposed, would not apply to the Bank directly based on the Bank’s current asset size.

Further, on July 27, 2023, the federal banking agencies, including the OCC, issued a proposed rule to implement the final components of the Basel III standards. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. The proposed rule, if adopted as proposed, would be applicable to banking organizations with $100 billion or more in total consolidated assets, and therefore would not apply to the Bank directly based upon its current asset size. However, many of the principles included in this proposed rulemaking could result in increased supervisory expectations and closer regulatory scrutiny for institutions that experience substantial growth. For example, the proposed rulemaking would add back the impact of accumulated other comprehensive income (loss) to the calculation of regulatory capital for institutions above $100 billion in assets. The federal banking agencies have discretion during the examination process to require institutions to have higher capital cushions to address a variety of supervisory concerns, which may include a high level of accumulated other comprehensive loss.
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
Last Congress, Democrats controlled the White House and both Chambers of Congress. As a result, Democrats were able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. These dynamics shifted after the 2022 midterm elections. While Democrats retained control of the U.S. Senate, the party has a slim majority of 51 seats. Republicans assumed control of the U.S. House of Representatives, with a slim majority of 222 seats. In consideration of the divided control of Congress, the narrow majorities in each chamber, and the current political environment, the legislative process is expected to be more challenging in the current legislative session. In addition, two vacant seats previously held by Republicans will need to be filled in early 2024, which could impact the margin by which Republicans control the House of Representatives.
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
Moreover, the turnover of the Presidential Administration in 2021 resulted in certain changes in the leadership and senior staffs of the federal banking agencies and the Treasury Department, with certain significant leadership positions yet to be filled, including the Comptroller of the Currency. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies and likely will continue to do so over the next several years. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.
Recent volatility in the banking sector, triggered by the failures of Silicon Valley Bank, Signature Bank and First Republic Bank, may result in legislative initiatives, agency rulemaking activities, or changes in agency policies and priorities that could subject the Corporation and the Bank to enhanced government regulation and supervision.
On March 10, 2023, SVB was closed by the DFPI. Two days later, on March 12, 2023, SBNY also failed. Nearly two months later, on May 1, 2023, First Republic Bank was closed by the DFPI. In each case, the FDIC was appointed as receiver. With respect to the failures of SVB and SBNY, the FDIC, together with the Federal Reserve and the U.S. Treasury Secretary, took action under applicable emergency systemic risk authority to fully protect the depositors of each bank as the institutions were wound down. SVB and SBNY each had substantial business relationships with, and exposure to, entities within the innovation sector, including financial technology and digital asset companies, and had received an influx of deposits over the course of several years which coincided with the rapid growth of that sector. In recent periods, however, SVB and SBNY each had begun to experience significant deposit losses. These losses increased rapidly in early March, ultimately causing each institution to fail. While First Republic Bank’s business model was different in certain respects, it too experienced rapid growth as peer banks stalled and had significant asset and funding concentrations, each of which contributed to the failure of the institution.
Investor and customer confidence in the banking sector, particularly with regard to mid-size and larger regional banking organizations, waned in response to the failures of SVB, SBNY and First Republic Bank. Notably, the Corporation’s share price decreased by 22% during the month of March, consistent with other regional banking organizations. According to data published by the Federal Reserve, deposits at domestic commercial banks decreased by approximately $280 billion between the end of February 2023 and the week ended March 29, 2023. The Bank’s deposits decreased by $248 million during this period, which was a decrease of less than 1%. According to the data published by the Federal Reserve, deposits at domestic commercial banks have been stable throughout the last three quarters of 2023, with no further notable decrease.
Congress and the federal banking agencies have and continue to evaluate the events leading to the failures of SVB, SBNY and First Republic Bank to ascertain possible explanations for these developments. Legislators and the leadership of the federal banking agencies noted that inadequate prudential regulation of regional banking organizations (generally, institutions with less than $250 billion in total assets), insufficient supervision of such organizations, poor management and inadequate risk management practices, specifically including interest rate and liquidity risks in consideration of each institution’s business model, and substantial uninsured deposit liabilities were causes of the failures.
Further evaluation of recent developments in the banking sector may lead to governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. In fact, in July 2023, the federal banking agencies issued a notice of proposed rulemaking that would substantially revise the regulatory capital framework for banking organizations with total assets of $100 billion or more and banking organizations with significant trading activity. Among other things, the proposed rule would require all banking organizations with over $100 billion in assets to include unrecognized gains and losses on AFS debt securities via the inclusion of accumulated other comprehensive income in capital. In addition, banking organizations with over $100 billion in assets would be subject to the supplementary leverage ratio and countercyclical capital buffer. The proposed rule, if adopted as proposed, would not apply to the Bank directly based on the Bank's current asset size. The federal banking agencies may also re-evaluate applicable liquidity risk management standards, such as by reconsidering the mix of assets that are deemed to be "high-quality liquid assets" and/or how HQLA holdings and cash inflows and outflows are tabulated and weighted for liquidity management purposes.
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
We will experience increases in FDIC insurance assessments due to the bank failures that occurred in 2023.
On November 16, 2023, the FDIC issued a final rule on special assessment to recover the loss to the DIF associated with the resolution of SVB and SBNY, which was estimated to be approximately $16.3 billion as of the date of the issuance of the final rule. Under the final rule, the assessment base for an IDI will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 bp beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. The Bank had uninsured deposits of $16.4 billion as of December 31, 2022, and the Bank expects that it will pay a special assessment based on the assessment base of $11.4 billion, which excludes the first $5 billion from the $16.4 billion uninsured deposits the Bank had as of December 31, 2022. Such an increase in our assessment fees may have a materially adverse effect on our results of operations and financial condition.
Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business.
The SEC’s Regulation Best Interest which was implemented in 2019 established a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The regulation required us to review and modify our compliance activities, including our policies, procedures, and controls, which caused us to incur additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures. In addition, the Bank's insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates. The implementation and administration by the SEC of Regulation Best Interest, as well as any new state laws that impose a fiduciary duty, may negatively impact our results of operation, as well as increase costs associated with legal, compliance, operations, and information technology.
The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with any such change may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the Federal Reserve System, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB. The CFPB has pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters under the current Presidential Administration, specifically including fair lending, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. Moreover, the Bank is subject to supervision and examination by the CFPB for compliance with the CFPB’s regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material, and the limitations and restrictions that will be placed upon the Bank with respect to its consumer product offerings and services may produce significant, material effects on the Bank’s (and the Corporation’s) profitability.

The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.
Federal and state banking agencies closely examine the mortgage and mortgage servicing activities of depository financial institutions. Should any of these regulators have serious concerns with respect to our mortgage or mortgage servicing activities in this regard, the regulators’ response to such concerns could result in material adverse effects on our growth strategy and profitability. Further, staff changes to key positions within the CFPB under the current Presidential Administration have resulted in the CFPB pursuing more strict enforcement policies, specifically in the area of fair lending, loan servicing, collections and other consumer related areas.
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
Revenues derived from transaction fees associated with overdraft protection programs offered to our customers represent a significant portion of our noninterest income. In 2023, the Corporation collected approximately $14 million in overdraft transaction fees. Members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs. In December 2021, the CFPB published a report providing data on banks’ overdraft and non-sufficient funds fee revenues as well as observations regarding consumer protection issues relating to participation in such programs. Since then, the CFPB has used the supervision process to obtain additional information about financial institutions’ overdraft practices. In 2023, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. The CFPB found that these institutions engaged in unlawful overdraft practices by, among other things, systematically and repeatedly charging fees to customers with insufficient funds in their accounts, imposing overdraft fees without adequate disclosures, charging overdraft fees without proper consent, and misleading customers about the terms and costs of overdraft coverage. The CFPB also has published guidance containing instructions for financial institutions to avoid the imposition of unlawful overdraft fees. The CFPB is expected to commence rulemaking in this area in the coming months. These actions are a component of the CFPB’s broader supervision and enforcement initiative targeting so-called consumer “junk fees.”
In addition, the OCC issued a bulletin to banks in April 2023 to address the risks associated with overdraft protection programs and overdraft fees. Specifically, the OCC noted in the bulletin that APSN transaction and representment fee practices may present a heightened risk of violations of Section 5 of the Federal Trade Commission Act of 2010, which prohibits unfair, deceptive, or abusive acts or practices. An APSN transaction refers to the practice of assessing overdraft fees on debit card transactions that authorize when a customer’s available balance is positive but later post to the account when the available balance is negative. Representment fees refer to assessing an additional fee each time a third party submits the same transaction for payment after a bank returns the transaction for non-sufficient funds. The OCC further noted that banks should establish and maintain sound risk management of overdraft protection programs by establishing effective board and management oversight and appropriate procedures and practices for managing risks associated with overdraft protection programs.
In response to this increased congressional and regulatory scrutiny, and in response to enhanced supervision and enforcement of overdraft protection practices, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. In 2022, the Corporation eliminated non-sufficient funds fees, overdraft protection transfer fees, and continuous overdraft fees and reduced the daily limit of overdraft fee occurrences from four to two. We may further modify our overdraft program and practices in response to competitive pressures, supervisory guidance and observable trends from public enforcement actions. Despite our ongoing compliance efforts, we may become subject to regulatory enforcement actions with respect to our programs and practices with respect to overdraft and non-sufficient funds fees. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.
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

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity
Risk Management and Strategy
The Corporation recognizes the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Corporation. The Board of Directors, through the ERC, provides direction and oversight of the enterprise-wide risk management framework of the Corporation, and cybersecurity represents a component of the Corporation’s overall approach to enterprise-wide risk management. The Information Security Program establishes policies and procedures for the measurement of the effectiveness and efficiency of information security controls related to both design and operations. The Corporation leverages the following guidelines and frameworks to develop and maintain the Information Security Program: FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook, FFIEC Cybersecurity Assessment Tool, Center for Internet Security Critical Security Controls, National Institute of Standards and Technology Special Publication 800 Series, ISO-27000 Standard and GLBA 501(b). In general, the Corporation seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on confidentiality, security and availability of the information that the Corporation collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cyber threats when they occur.
As one of the elements of the Corporation’s overall enterprise-wide risk management approach, the Information Security Program is focused on the following key areas:
•Security Operation and Governance: As discussed in more detail under the heading “Governance,” the ERC has delegated to senior management responsibility for managing the Information Security Program. Senior management carries out this mandate through the Operational Risk and Enterprise Risk Management Committees. To maintain alignment and appropriate insight regarding information security activities, an Information Security Steering Committee provides general program insight.
•Collaborative Approach: The Corporation has implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Security Competencies: The Information Security organization oversees a program of security competencies and tools designed to protect the confidentiality, integrity, and availability of our data. These assets represent a blend of various management (e.g., policies), operational (e.g., standards and processes), and technical controls (e.g., tools and configurations).
•Cyber Defense Center and the Incident Response Plan: The Corporation has a Security Operations Center, known as the “Cyber Defense Center,” which provides continual security monitoring 24 hours per day, seven days per week, where resources actively deliver threat analysis, vulnerability management, intrusion detection, intrusion hunting and red team exercises. The Corporation’s Incident Response Plan helps reduce the risks related to security incidents by providing guidelines on responding to incidents by focusing on a roadmap for coordinating personnel, policies, and procedures to ensure incidents are detected, analyzed, and handled.
•Third-Party Risk Management: Management of the Corporation’s third parties, including vendors and service providers, is conducted through a risk-based approach and the level of due diligence is driven from risk factors established by Corporate Risk Management. The process provides awareness and collaboration across all internal teams including Information Security and Business Resumption. A Technical Requirements review process is conducted on new or significantly changed third parties, applications, or technology to ensure that systems or third parties meet certain security baseline requirements. This process is aimed at advocating the necessary security, infrastructure, and application standards or controls so that information systems and the third party have recovery plans in place.
•Security Awareness and Education: The Corporation provides annual, mandatory training for personnel regarding security awareness as a means to equip the Corporation’s personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Corporation’s information security policies, standards, processes and practices.
The Corporation leverages regular assessments to identify current and potential threats and vulnerabilities within the Corporation’s environment. Technical vulnerabilities are identified using automated vulnerability scanning tools, penetration testing, and system management tools, whereas non-technical vulnerabilities are identified via process or procedural reviews. The Corporation conducts a variety of assessments throughout the year, both internally and through third parties. Vulnerability assessment and penetration tests are performed on a regular basis to provide the Corporation with an unbiased view of its environment and controls. Vulnerabilities identified during these assessments are inventoried in a centralized tracking system and reported to management on a regular basis. A multi-step approach is applied to identify, report and remediate these vulnerabilities, and the Corporation adjusts its information security policies, standards, processes and practices as necessary based on the information provided by these assessments. The results of key assessments are reported in summary to the Board of Directors annually.
Governance
The Board of Directors, through the ERC, provides direction and oversight of the enterprise-wide risk management framework of the Corporation, including the management of risks arising from cybersecurity threats. The ERC reviews and approves the Information Security Policy. The Board of Directors receives regular presentations which include updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Corporation’s peers and third parties. The Board of Directors also receives information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the full Board of Directors discusses the Corporation’s approach to cybersecurity risk management with the Corporation’s CISO.
The CISO, under the guidance of our CIO, CRO, CEO and General Counsel, works collaboratively across the Corporation to implement a program designed to protect the Corporation’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Corporation’s incident response and recovery plans including an assessment of the potential materiality of any cybersecurity incident. To facilitate the success of the Corporation’s cybersecurity risk management program, multidisciplinary teams throughout the Corporation are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and the 2nd Line Information Security Risk Management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Corporate Crisis Management Team and ultimately the ERC when appropriate.
The CISO has served in various roles in Information Technology and Information Security for over 35 years, including serving in a Chief Information Security Officer role of two large public companies, including Associated Bank for 17 years. The CISO holds an undergraduate degree in Management Information Systems and has attained the professional Information Systems

Audit and Control Association certification of Certified Information Security Manager in 2005. The CIO holds an undergraduate degree in business management, with a minor in international business, and is currently pursuing a master’s degree in cybersecurity and has served in various roles in information technology for over 30 years, including serving as either the Chief Technology Officer or Chief Information Officer of four public companies. The CRO has over 30 years of banking experience, holds a degree in computer science, and earned the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors. The Corporation’s CEO and General Counsel each hold degrees in their respective fields, and each has extensive experience managing risks at the Corporation and similar financial institutions, including risks arising from cybersecurity threats.
To our knowledge, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected the Corporation, including its business strategy, results of operations or financial condition. With regard to the possible impact of future cybersecurity threats or incidents, see Item 1A, Risk Factors — Operational Risks.

ITEM 2.	Properties
The Corporation operated 2.4 million square feet of space spread across 222 facilities, including 196 banking branches at December 31, 2023. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively. The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin, and an adjoining 37,000 square foot building at 815 Water Street, which serves as the headquarters for Associated Trust Company (both buildings are now part of the "Associated Bank River Center"). Associated Bank N.A. is headquartered in a 61,000 square foot building at 200 North Adams Street in Green Bay, Wisconsin. Based on gross square feet, at December 31, 2023, Associated Bank owned 92% of our total property portfolio.
At December 31, 2023, Associated Bank operated 196 banking branches serving over 100 different communities throughout Wisconsin, Illinois, and Minnesota. Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased. Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, New York, Ohio and Texas.

ITEM 3.	Legal Proceedings
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 8, 2024.
Andrew J. Harmening - Age: 54
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
Patrick E. Ahern - Age: 57
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
Bryan J. Carson - Age: 53
Bryan J. Carson has been Executive Vice President, Chief Product and Marketing Officer of Associated and Associated Bank since July 2022. He served as Executive Vice President of Deposit Products, Customer Segmentation, and Branch & ATM Distribution at Huntington Bank from 2018 to 2022. Prior to that, he served as Chief Marketing Officer from 2015 to 2018 and Senior Vice President of Deposit Products & Pricing at Huntington Bank from 2010 to 2015.
Dennis M. DeLoye - Age: 60
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
Angie M. DeWitt - Age: 54
Angie M. DeWitt has been Executive Vice President, Chief Human Resources Officer of Associated and Associated Bank since April 2019. Ms. DeWitt previously served as Deputy Chief Human Resources Officer from October 2018 to April 2019 and Senior Vice President, Director of Human Resources from February 2018 to October 2018. She joined Associated in August 2008 as a member of the finance team and has held multiple leadership roles. Prior to joining Associated, she held senior finance roles at Schneider National, Inc. from January 2002 to August 2008.
Randall J. Erickson - Age: 64
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
Jayne C. Hladio - Age: 56
Jayne C. Hladio has been Executive Vice President, President of Private Wealth of Associated and Associated Bank since October 2023. Prior to joining Associated, she served as President of Midland Wealth Management and Midland Trust Co. for U.S. markets from May 2022 to September 2023. Prior to that, she served as Senior Vice President, National Wealth Management Executive from June 2009 to June 2021 at U.S. Bank; Senior Vice President, Head of Consumer Banking Regional Executive at Charter One (Citizens) Royal Bank of Scotland from October 2005 to January 2009; and Senior Vice President, Strategic Growth Executive, Retail / Affluent Wealth and Denovo Delivery at Fifth Third Bank from September 1994 to October 2005.
Nicole M. Kitowski - Age: 48
Nicole M. Kitowski has been Executive Vice President, Chief Risk Officer of Associated and Associated Bank since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.

Derek S. Meyer - Age: 57
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
Paul G. Schmidt - Age: 61
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
Tammy C. Stadler - Age: 58
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
David L. Stein - Age: 60
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
John A. Utz - Age: 55
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
Terry L. Williams Age: 64
Terry L. Williams has been Executive Vice President, Chief Information Officer of Associated and Associated Bank since January 2023. Prior to joining Associated, he served as Chief Information Officer and Chief Technology Officer for Belcan, LLC from 2016 to 2022. Prior to that, he served as Executive Vice President and General Manager Customer-Facing Solutions of Standard Register from 2014 to 2015.

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
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 31, 2024, was 6,669. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares was 29,828.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
During the fourth quarter of 2023, the Corporation repurchased approximately $86,000 of common stock, all of which were repurchases related to tax withholding on equity compensation, with no open market repurchases during the quarter. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2023 and 2022, see Part II, Item 8, Note 10 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2023 - October 31, 2023	—	$—	—
November 1, 2023 - November 30, 2023	2,704	16.88	—
December 1, 2023 - December 31, 2023	1,889	21.28	—
Total	4,593	$18.69	—	3,723,512
(a) During the fourth quarter of 2023, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At December 31, 2023, there remained $80 million authorized to be repurchased under the Board of Directors' 2021 authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on December 31, 2023.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index, the S&P 400 Regional Banks Sub-Industry Index, and the KBW Nasdaq Regional Banking Total Return Index for the period of five fiscal years commencing on January 1, 2019 and ending December 31, 2023. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The KBW Nasdaq Regional Banking Total Return Index is comprised of U.S. companies that do business as regional banks or thrifts. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2018. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$225
$200
$175
$150
$125
$100
$75
$50
$100.0
2018
2019
2020
2021
2022
2023
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index
KBW Nasdaq Regional Banking Total Return Index

	2018	2019	2020	2021	2022	2023
Associated Banc-Corp	$100.0	$114.9	$92.6	$126.8	$134.2	$129.2
S&P 500 Index	$100.0	$131.2	$154.9	$199.0	$163.1	$205.5
S&P 400 Regional Banks Sub-Industry Index	$100.0	$124.4	$112.8	$159.5	$153.0	$150.9
KBW Nasdaq Regional Banking Total Return Index	$100.0	$123.8	$113.0	$154.5	$143.7	$143.2
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
The detailed financial discussion that follows focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2022.
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
Performance Summary and 2024 Outlook
•Diluted earnings per common share of $1.13 in 2023 decreased $1.21, or 52%, from 2022, mainly as a result of one-time items related to the balance sheet repositioning the Corporation announced in the fourth quarter of 2023 and the FDIC special assessment.
•Average loans of $29.5 billion for the full year of 2023 increased $3.3 billion, or 13%, from a year ago, driven by increases in all major loan categories. For 2024, the Corporation expects period end loan growth of 4% to 6%.
•Average deposits of $31.3 billion for the full year of 2023 increased $2.6 billion, or 9%, from a year ago, driven by increases in time deposits, network transaction deposits, interest-bearing demand deposits, and savings deposits, partially offset by decreases in noninterest-bearing demand deposits and money market deposits. For 2024, the Corporation expects period end core customer deposit growth of 3% to 5%.
•Net interest income of $1.0 billion in 2023 increased $82 million, or 9%, from 2022. Net interest margin of 2.81% in 2023 decreased 10 bp from 2.91% in 2022. The increase in net interest income was driven by growth of earning assets while margin compressed as a result of a shift in mix within deposits into higher cost funding from noninterest-bearing demand deposits. For 2024, the Corporation expects net interest income growth of 2% to 4%.
•Provision for credit losses was $83 million in 2023, compared to $33 million in 2022. For 2024, the Corporation expects to adjust the provision to reflect changes to risk grades, economic conditions, loan volumes, and other indications of credit quality.
•Noninterest income of $63 million in 2023 decreased $219 million, or 78%, from 2022, primarily due to one-time items related to the balance sheet repositioning announced in the fourth quarter of 2023. For 2024, the Corporation expects noninterest income compression of 0% to 2%.
•Noninterest expense of $814 million in 2023 increased $67 million, or 9%, from 2022, as a result of the FDIC special assessment of $31 million and the continued investment in people and technology. For 2024, the Corporation expects noninterest expense growth of 2% to 3%.

Income Statement Analysis
Net Interest Income
Table 1 Net Interest Income Analysis

	Years Ended December 31,
	2023			2022			2021
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$10,831,275	$740,017	6.83%	$9,852,303	$384,155	3.90%	$9,104,483	$250,085	2.75%
Commercial real estate lending	7,314,651	520,028	7.11%	6,595,635	281,485	4.27%	6,156,214	178,354	2.90%
Total commercial	18,145,926	1,260,045	6.94%	16,447,938	665,640	4.05%	15,260,697	428,439	2.81%
Residential mortgage	8,696,706	293,446	3.37%	8,052,277	245,975	3.05%	7,847,564	221,099	2.82%
Auto finance	1,793,959	89,454	4.99%	805,179	30,749	3.82%	19,815	871	4.39%
Other retail	897,702	80,189	8.93%	894,948	52,266	5.84%	929,905	44,852	4.82%
Total loans	29,534,293	1,723,134	5.83%	26,200,341	994,630	3.80%	24,057,980	695,260	2.89%
Investment securities
Taxable	5,243,805	146,006	2.78%	4,362,394	75,444	1.73%	3,369,612	37,916	1.13%
Tax-exempt(a)	2,288,328	79,673	3.48%	2,419,262	82,771	3.42%	2,036,030	73,975	3.63%
Other short-term investments	564,284	28,408	5.03%	570,887	11,475	2.01%	1,644,995	7,833	0.48%
Investments and other	8,096,417	254,087	3.14%	7,352,542	169,690	2.31%	7,050,637	119,724	1.70%
Total earning assets	$37,630,710	$1,977,221	5.25%	$33,552,884	$1,164,320	3.47%	$31,108,616	$814,984	2.62%
Other assets, net	3,018,214			3,105,049			3,355,640
Total assets	$40,648,923			$36,657,932			$34,464,257
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,773,366	$63,945	1.34%	$4,652,774	$5,033	0.11%	$4,138,732	$1,435	0.03%
Interest-bearing demand	6,904,514	154,136	2.23%	6,638,592	35,169	0.53%	6,113,660	4,610	0.08%
Money market	6,668,930	177,311	2.66%	7,164,518	36,370	0.51%	6,940,513	4,028	0.06%
Network transaction deposits	1,469,616	75,294	5.12%	821,804	14,721	1.79%	929,544	1,120	0.12%
Time deposits	4,905,748	202,939	4.14%	1,315,793	7,016	0.53%	1,495,060	7,429	0.50%
Total interest-bearing deposits	24,722,174	673,624	2.72%	20,593,482	98,309	0.48%	19,617,508	18,622	0.09%
Federal funds purchased and securities sold under agreements to repurchase	345,519	12,238	3.54%	388,701	3,480	0.90%	207,132	143	0.07%
Commercial paper	8,582	1	0.01%	20,540	2	0.01%	49,546	22	0.04%
FHLB advances	3,741,790	196,535	5.25%	2,784,403	75,487	2.71%	1,623,508	36,493	2.25%
Long-term funding	504,438	36,080	7.15%	249,478	10,653	4.27%	407,912	17,053	4.18%
Total short and long-term funding	4,600,329	244,855	5.32%	3,443,123	89,621	2.60%	2,288,098	53,712	2.35%
Total interest-bearing liabilities	$29,322,503	$918,479	3.13%	$24,036,605	$187,931	0.78%	$21,905,605	$72,334	0.33%
Noninterest-bearing demand deposits	6,620,965			8,163,703			8,075,906
Other liabilities	594,318			482,538			403,296
Stockholders’ equity	4,111,138			3,975,086			4,079,449
Total liabilities and stockholders’ equity	$40,648,923			$36,657,932			$34,464,257
Interest rate spread			2.12%			2.69%			2.29%
Net free funds			0.69%			0.22%			0.10%
Fully tax-equivalent net interest income and net interest margin		$1,058,742	2.81%		$976,389	2.91%		$742,650	2.39%
Fully tax-equivalent adjustment		19,168			19,068			16,796
Net interest income		$1,039,573			$957,321			$725,855
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
Table 1 provides average daily balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2023, 2022, and 2021. Table 2 presents additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
Notable Contributions to the Change in 2023 Net Interest Income
•Fully tax-equivalent net interest income and net interest income were both up $82 million, or 8% and 9%, respectively, compared to 2022. Average loans increased $3.3 billion, or 13%, and average investments and other short-term investments increased $744 million, or 10%, compared to 2022. The increase in net interest income was driven by a higher federal funds target rate combined with growth in all major loan categories. Since December 31, 2022, the Federal Reserve increased the federal funds target interest rate 100 bp, which contributed to the yield on earning assets increasing by 178 bp. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average interest-bearing liabilities increased $5.3 billion, or 22%, compared to 2022. Average interest-bearing deposits increased $4.1 billion, or 20%, compared to 2022, primarily driven by increases in time deposits, network transaction deposits, interest-bearing demand deposits, and savings deposits, partially offset by a decrease in money market deposits. Average noninterest-bearing demand deposits decreased $1.5 billion, or 19%, compared to 2022. Average FHLB advances increased $957 million, or 34%, to fund balance sheet growth. The cost of interest-bearing liabilities increased 235 bp from 2022.

Table 2 Rate/Volume Analysis(a)

	2023 Compared to 2022 Increase (Decrease) Due to			2022 Compared to 2021 Increase (Decrease) Due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans(b)
Commercial and business lending	41,522	314,340	355,862	21,952	112,118	134,071
Commercial real estate lending	33,560	204,983	238,544	13,520	89,610	103,130
Total commercial	75,082	519,323	594,405	35,473	201,728	237,201
Residential mortgage	20,578	26,892	47,470	5,883	18,994	24,877
Auto finance	47,003	11,702	58,705	30,007	(129)	29,878
Other retail	161	27,761	27,923	(1,740)	9,154	7,414
Total loans	142,825	585,679	728,504	69,622	229,748	299,370
Investment securities
Taxable	17,557	53,005	70,562	13,296	24,231	37,528
Tax-exempt(b)	(4,539)	1,442	(3,098)	13,304	(4,508)	8,796
Other short-term investments	(134)	17,067	16,933	(7,891)	11,534	3,642
Investments and other	12,883	71,513	84,397	18,709	31,257	49,966
Total earning assets	$155,708	$657,192	$812,900	$88,331	$261,005	$349,336
Interest expense
Savings	$134	$58,777	$58,911	$199	$3,399	$3,598
Interest-bearing demand	1,464	117,503	118,968	429	30,129	30,558
Money market	(2,687)	143,628	140,941	134	32,208	32,342
Network transaction deposits	18,029	42,543	60,572	(145)	13,746	13,602
Time deposits	143,015	52,908	195,923	1,061	(1,473)	(413)
Total interest-bearing deposits	159,955	415,359	575,315	1,679	78,009	79,687
Federal funds purchased and securities sold under agreements to repurchase	(428)	9,187	8,759	228	3,109	3,337
Commercial paper	(1)	—	(2)	(9)	(11)	(20)
FHLB advances	32,485	88,564	121,049	30,269	8,724	38,994
Long-term funding	15,312	10,115	25,428	(6,758)	357	(6,401)
Total short and long-term funding	47,368	107,865	155,233	23,731	12,179	35,910
Total interest-bearing liabilities	207,323	523,225	730,548	25,409	90,188	115,597
Fully tax-equivalent net interest income (loss)	$(51,615)	$133,968	$82,352	$62,922	$170,817	$233,739
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2023 was the Moody's baseline scenario from November 2023, which was reviewed against the December 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	Years Ended December 31,			Change From Prior Year
($ in thousands)	2023	2022	2021	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
Wealth management fees	$82,502	$84,122	$89,854	$(1,620)	(2)%	$(5,732)	(6)%
Service charges and deposit account fees	49,045	62,310	64,406	(13,265)	(21)%	(2,096)	(3)%
Card-based fees	45,020	44,014	43,014	1,006	2%	1,000	2%
Other fee-based revenue	17,268	15,903	17,086	1,365	9%	(1,183)	(7)%
Total fee-based revenue	193,835	206,350	214,360	(12,515)	(6)%	(8,010)	(4)%
Capital markets, net	24,649	29,917	30,602	(5,268)	(18)%	(685)	(2)%
Mortgage banking, net	19,429	18,873	50,751	556	3%	(31,878)	(63)%
Loss on mortgage portfolio sale	(136,239)	—	—	(136,239)	N/M	—	N/M
Bank and corporate owned life insurance	10,266	11,431	13,254	(1,165)	(10)%	(1,823)	(14)%
Other	9,691	10,715	11,366	(1,024)	(10)%	(651)	(6)%
Subtotal	121,631	277,286	320,333	(155,655)	(56)%	(43,047)	(13)%
Asset gains, net	454	1,338	11,009	(884)	(66)%	(9,671)	(88)%
Investment securities gains (losses), net	(58,903)	3,746	(16)	(62,649)	N/M	3,762	N/M
Gains on sale of branches, net(a)	—	—	1,038	—	N/M	(1,038)	(100)%
Total noninterest income	$63,182	$282,370	$332,364	$(219,188)	(78)%	$(49,994)	(15)%
Mortgage loans originated for sale during period	$395,834	$600,114	$1,749,556	$(204,280)	(34)%	$(1,149,442)	(66)%
Mortgage loan settlements during period	1,212,069	715,035	1,774,791	497,034	70%	(1,059,756)	(60)%
Mortgage portfolio loans transferred to held for sale during period	968,595	—	—	968,595	N/M	—	N/M
Assets under management, at market value(b)	13,545	11,843	13,679	1,702	14%	(1,836)	(13)%
N/M = Not Meaningful
(a) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions of the notes to the consolidated financial statements for additional details on the branch sales.
(b) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in 2023 Noninterest Income
•The one-time 2023 loss on the mortgage portfolio sale was the result of a sale of $969 million of residential mortgages, related to the balance sheet repositioning announced in the fourth quarter of 2023, the net proceeds which were used to pay down higher cost funding.
•Investment securities gains (losses), net decreased from 2022, driven primarily by the sale of lower yielding AFS securities with a carrying value of $715 million at a net loss of $65 million, related to the balance sheet repositioning announced in the fourth quarter of 2023, in order to reinvest in higher yielding and lower risk-weighted GNMA securities.
•Service charges and deposit account fees are down from 2022, driven by the reduction and elimination of many deposit account fees in the third quarter of 2022.

Noninterest Expense
Table 4 Noninterest Expense

	Years Ended December 31,			Change From Prior Year
($ in thousands)	2023	2022	2021	$ Change 2022	% Change 2022	$ Change 2021	% Change 2021
Personnel	$468,355	$454,101	$426,687	$14,254	3%	$27,414	6%
Technology	102,018	90,700	81,689	11,318	12%	9,011	11%
Occupancy	57,204	59,794	63,513	(2,590)	(4)%	(3,719)	(6)%
Business development and advertising	28,405	25,525	21,149	2,880	11%	4,376	21%
Equipment	19,663	19,632	21,104	31	—%	(1,472)	(7)%
Legal and professional	19,911	18,250	21,923	1,661	9%	(3,673)	(17)%
Loan and foreclosure costs	5,408	5,925	8,143	(517)	(9)%	(2,218)	(27)%
FDIC assessment	67,072	22,650	18,150	44,422	196%	4,500	25%
Other intangible amortization	8,811	8,811	8,844	—	—%	(33)	—%
Other	36,837	41,675	38,721	(4,838)	(12)%	2,954	8%
Total noninterest expense	$813,682	$747,063	$709,924	$66,619	9%	$37,139	5%
Average FTEs(a)	4,199	4,118	4,003	81	2%	115	3%
(a) Average FTEs without overtime
Notable Contributions to the Change in 2023 Noninterest Expense
•FDIC assessment expense increased from 2022, primarily driven by a one-time assessment of $31 million resulting from the special assessment pursuant to systemic risk incurred by the FDIC on member banks as a result of the bank failures in the first quarter of 2023 and higher assessment rates for 2023.
•Personnel costs increased from 2022, largely driven by merit increases and benefits expense.
•Technology costs increased from 2022, driven by digital investments tied to our strategic initiatives.
Income Taxes
The Corporation recognized income tax expense of $23 million for 2023, compared to income tax expense of $94 million for 2022. The Corporation's effective tax rate was 11.21% for 2023, compared to an effective tax rate of 20.34% for 2022. The decrease in income tax expense during 2023 was primarily driven by a decrease in income before taxes in 2023. The decrease in the effective tax rate during 2023 was primarily driven by a decrease in state tax expense and the effect of tax exempt interest.
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

Balance Sheet Analysis
•At December 31, 2023, total assets were $41.0 billion, up $1.6 billion, or 4%, from December 31, 2022.
•Interest-bearing deposits in other financial institutions were $425 million at December 31, 2023, up $268 million, or 171%, from December 31, 2022. AFS investment securities, at fair value increased $859 million, or 31%, to $3.6 billion, while HTM investment securities, net, at amortized cost decreased by $100 million, or 3%, to $3.9 billion. See section Investment Securities Portfolio and Note 3 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation's portfolio of investment securities.
•At December 31, 2023, total loans were $29.2 billion, up $417 million, or 1%, from December 31, 2022, due to increases of $874 million, or 63%, in auto finance and $160 million, or 2%, in CRE lending, partially offset by a decrease of $647 million, or 8%, in residential mortgages as a result of a one-time mortgage portfolio sale related to the balance sheet repositioning announced in the fourth quarter of 2023. See section Loans and Note 4 Loans of the notes to consolidated financial statements for additional information on loans.
•At December 31, 2023, total deposits of $33.4 billion were up $3.8 billion, or 13%, from December 31, 2022, driven by increases in brokered CDs of $3.9 billion and interest-bearing demand deposits of $1.7 billion, or 25%, partially offset by decreases in money market deposits of $1.9 billion, or 23%, and noninterest-bearing demand deposits of $1.6 billion, or 21%. See section Deposits and Customer Funding and Note 8 Deposits of the notes to consolidated financial statements for additional information on deposits.
•At December 31, 2023, FHLB advances of $1.9 billion were down $2.4 billion, or 55%, from December 31, 2022, and securities sold under agreements to repurchase of $327 million were down $258 million, or 44%, as proceeds from the issuance of brokered deposits and the balance sheet repositioning were used to pay down the advances. Additionally, other long-term funding of $541 million was up $293 million, or 118%, as a result of the issuance of subordinated debt. See section Other Funding Sources and Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional details on funding.

Loans
Table 5 Period End Loan Composition

	As of December 31,
	2023		2022		2021		2020		2019
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$9,731,555	33%	$9,759,454	34%	$8,452,385	35%	$8,469,179	35%	$7,354,594	32%
Commercial real estate — owner occupied	1,061,700	4%	991,722	3%	971,326	4%	900,912	4%	911,265	4%
Commercial and business lending	10,793,255	37%	10,751,176	37%	9,423,711	39%	9,370,091	38%	8,265,858	36%
Commercial real estate — investor	5,124,245	18%	5,080,344	18%	4,384,569	18%	4,342,584	18%	3,794,517	17%
Real estate construction	2,271,398	8%	2,155,222	7%	1,808,976	7%	1,840,417	8%	1,420,900	6%
Commercial real estate lending	7,395,644	25%	7,235,565	25%	6,193,545	26%	6,183,001	25%	5,215,417	23%
Total commercial	18,188,898	62%	17,986,742	62%	15,617,256	64%	15,553,091	64%	13,481,275	59%
Residential mortgage	7,864,891	27%	8,511,550	30%	7,567,310	31%	7,878,324	32%	8,136,980	36%
Auto finance	2,256,162	8%	1,382,073	5%	143,045	1%	11,177	—%	2,982	—%
Home equity	628,526	2%	624,353	2%	595,615	2%	707,255	3%	852,025	4%
Other consumer	277,740	1%	294,851	1%	301,723	1%	301,876	1%	348,177	2%
Total consumer	11,027,319	38%	10,812,828	38%	8,607,693	36%	8,898,632	36%	9,340,164	41%
Total loans	$29,216,218	100%	$28,799,569	100%	$24,224,949	100%	$24,451,724	100%	$22,821,440	100%
Commercial real estate and real estate construction loan detail
Non-owner occupied	$3,362,085	66%	$3,313,959	65%	$2,972,584	68%	$2,969,906	68%	$2,589,838	68%
Multi-family	1,759,504	34%	1,762,608	35%	1,405,264	32%	1,360,305	31%	1,201,835	32%
Farmland	2,656	—%	3,776	—%	6,720	—%	12,373	—%	2,844	—%
Commercial real estate — investor	$5,124,245	100%	$5,080,344	100%	$4,384,569	100%	$4,342,584	100%	$3,794,517	100%
1-4 family construction	$275,292	12%	$436,210	20%	$380,160	21%	$270,467	15%	$261,908	18%
All other construction	1,996,106	88%	1,719,012	80%	1,428,816	79%	1,569,950	85%	1,158,992	82%
Real estate construction	$2,271,398	100%	$2,155,222	100%	$1,808,976	100%	$1,840,417	100%	$1,420,900	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2023 and 2022. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the ERC. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
During the fourth quarter of 2023, the Corporation completed a one-time mortgage portfolio sale of $969 million of residential mortgages sold at a loss of $136 million related to the balance sheet repositioning. The proceeds of this sale were used to pay down higher cost funding and increase liquidity capacity.

The Corporation's loan distribution and interest rate sensitivity as of December 31, 2023 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$8,771,143	$667,794	$283,924	$8,694	$9,731,555	33%
Commercial real estate — owner occupied	637,814	285,069	138,817	—	1,061,700	4%
Commercial real estate — investor	4,756,542	240,671	127,033	—	5,124,245	18%
Real estate construction	2,224,599	36,129	2,689	7,982	2,271,398	8%
Commercial - adjustable	11,303,477	33,697	4,695	—	11,341,869	39%
Commercial - fixed	5,086,621	1,195,966	547,768	16,676	6,847,030	23%
Residential mortgage - adjustable	210,230	558,089	1,548,170	298	2,316,787	8%
Residential mortgage - fixed	4,207	79,045	519,173	4,945,680	5,548,105	19%
Auto finance	496	909,152	1,346,514	—	2,256,162	8%
Home equity	571,213	10,994	36,939	9,380	628,526	2%
Other consumer	207,549	34,318	23,427	12,447	277,740	1%
Total loans	$17,383,792	$2,821,260	$4,026,684	$4,984,481	$29,216,218	100%
Fixed-rate	$5,100,644	$2,228,434	$2,473,820	$4,984,183	$14,787,081	51%
Floating or adjustable rate	12,283,148	592,826	1,552,864	298	14,429,137	49%
Total	$17,383,792	$2,821,260	$4,026,684	$4,984,481	$29,216,218	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At December 31, 2023, $19.5 billion, or 67%, of the total loans outstanding and $16.4 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2023, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

December 31, 2023	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Real Estate(a)	531	$1,830,774	$3,515,883	9%
Utilities(b)	221	2,449,882	3,026,705	7%
Credit Intermediation and Related Activities(c)	522	728,036	1,818,559	4%
Merchant Wholesalers, Durable Goods	423	480,616	903,738	2%
(a) Includes REIT lines
(b) 58% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
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
Table 8 Largest Commercial Real Estate-Investor Property Type Exposures

December 31, 2023	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	33%
Industrial	3%	25%
Office	3%	21%
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
Table 9 Largest Real Estate Construction Property Type Exposures

December 31, 2023	% of Total Loan Exposure	% of Total Real Estate - Construction Loan Exposure
Multi-Family	5%	45%
Industrial	2%	24%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2023. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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

Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. The Corporation had $63 million and $76 million of student loans at December 31, 2023 and 2022, respectively, the majority of which are government guaranteed. Federally guaranteed student loan payments resumed in October 2023 after over three years of payment moratoriums that began as a result of the COVID-19 pandemic. The Corporation is not originating new student loans and the student loan portfolio is in run-off. Credit risk for non-government guaranteed student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.

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
Table 10 Nonperforming Assets

	As of December 31,
($ in thousands)	2023	2022	2021	2020	2019
Nonperforming assets
Commercial and industrial	$62,022	$14,329	$6,279	$61,859	$46,312
Commercial real estate — owner occupied	1,394	—	—	1,058	67
Commercial and business lending	63,416	14,329	6,279	62,917	46,380
Commercial real estate — investor	—	29,380	60,677	78,220	4,409
Real estate construction	6	105	177	353	493
Commercial real estate lending	6	29,485	60,855	78,573	4,902
Total commercial	63,422	43,814	67,134	141,490	51,282
Residential mortgage	71,142	58,480	55,362	59,337	57,844
Auto finance	5,797	1,490	52	49	—
Home equity	8,508	7,487	7,726	9,888	9,104
Other consumer	128	197	170	91	152
Total consumer	85,574	67,654	63,309	69,364	67,099
Total nonaccrual loans	148,997	111,467	130,443	210,854	118,380
Commercial real estate owned	914	325	984	2,185	3,530
Residential real estate owned	1,290	2,878	3,666	1,194	5,696
Bank properties real estate owned(a)	8,301	11,580	24,969	10,889	11,874
OREO	10,506	14,784	29,619	14,269	21,101
Other nonperforming assets(b)	919	215	—	—	6,004
Total nonperforming assets	$160,421	$126,466	$160,062	$225,123	$145,485
Accruing loans past due 90 days or more
Commercial	$19,812	$282	$151	$175	$342
Consumer	1,876	1,446	1,111	1,423	1,917
Total accruing loans past due 90 days or more	$21,689	$1,728	$1,263	$1,598	$2,259
Restructured loans (accruing)(c)
Commercial	$306	$13,093	$22,763	$41,119	$18,944
Consumer	2,414	19,775	19,768	10,973	7,097
Total restructured loans (accruing)	$2,719	$32,868	$42,530	$52,092	$26,041
Nonaccrual restructured loans (included in nonaccrual loans)(c)	$805	$20,127	$17,426	$20,190	$22,494
Ratios
Nonaccrual loans to total loans	0.51%	0.39%	0.54%	0.86%	0.52%
NPAs to total loans plus OREO and other nonperforming assets	0.55%	0.44%	0.66%	0.92%	0.64%
NPAs to total assets	0.39%	0.32%	0.46%	0.67%	0.45%
Allowance for credit losses on loans to nonaccrual loans	258.98%	315.34%	245.16%	204.63%	188.61%

Table 10 Nonperforming Assets (continued)

	As of December 31,
($ in thousands)	2023	2022	2021	2020	2019
Accruing loans 30-89 days past due
Commercial and industrial	$5,565	$6,283	$715	$6,119	$821
Commercial real estate — owner occupied	358	230	163	373	1,369
Commercial and business lending	5,923	6,512	878	6,492	2,190
Commercial real estate — investor	18,697	1,067	616	12,793	1,812
Real estate construction	—	39	1,620	991	97
Commercial real estate lending	18,697	1,105	2,236	13,784	1,909
Total commercial	24,619	7,618	3,114	20,276	4,099
Residential mortgage	13,446	9,874	6,169	10,385	9,274
Auto finance	17,386	9,408	11	57	—
Home equity	4,208	5,607	3,711	4,802	5,647
Other consumer	2,166	1,610	2,307	1,543	2,083
Total consumer	37,205	26,499	12,198	16,786	17,005
Total accruing loans 30-89 days past due	$61,825	$34,117	$15,312	$37,062	$21,104
Potential problem loans
Commercial and industrial	$197,202	$136,549	$140,258	$139,489	$110,308
Commercial real estate — owner occupied	38,699	34,422	26,723	26,179	19,889
Commercial and business lending	235,900	170,971	166,981	165,668	130,197
Commercial real estate — investor	196,163	92,535	106,138	91,396	29,449
Real estate construction	—	970	21,408	19,046	—
Commercial real estate lending	196,163	93,505	127,546	110,442	29,449
Total commercial	432,063	264,476	294,527	276,111	159,646
Residential mortgage	784	1,978	2,214	3,749	1,451
Home equity	118	197	165	2,068	—
Total consumer	901	2,175	2,379	5,817	1,451
Total potential problem loans	$432,965	$266,651	$296,905	$281,928	$161,097
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) 2023 and 2022 include repossessed assets while 2019 includes a partial settlement of a debt by receiving units of ownership interest in an oil and gas LLC.
(c) On January 1, 2023, the Corporation adopted ASU 2022-02. Under this update, TDRs were eliminated and replaced with a modified loan classification. As a result, amounts reported for 2023 and forward will not be comparable to prior period reported amounts.
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2023 was the Moody's baseline scenario from November 2023, which was reviewed against the December 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 4 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at December 31, 2023 and December 31, 2022 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	Years Ended December 31,
($ in thousands)	2023	2022	2021	2020	2019
Allowance for loan losses
Balance at beginning of period	$312,720	$280,015	$383,702	$201,371	$238,023
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	N/A	112,457	N/A
Balance at beginning of period, adjusted	312,720	280,015	383,702	313,828	238,023
Provision for loan losses	87,000	34,000	(80,000)	164,457	18,500
Provision for loan losses recorded at acquisition	—	—	—	2,543	—
Gross up of allowance for PCD loans at acquisition	—	—	—	3,504	—
Loans charged off
Commercial and industrial	(45,687)	(4,491)	(21,564)	(80,320)	(63,315)
Commercial real estate — owner occupied	(25)	—	—	(419)	(222)
Commercial and business lending	(45,713)	(4,491)	(21,564)	(80,739)	(63,537)
Commercial real estate — investor	(252)	(50)	(14,346)	(22,920)	—
Real estate construction	(25)	(48)	(5)	(19)	(60)
Commercial real estate lending	(277)	(98)	(14,351)	(22,938)	(60)
Total commercial	(45,989)	(4,588)	(35,915)	(103,677)	(63,597)
Residential mortgage	(952)	(567)	(880)	(1,867)	(3,322)
Auto finance	(5,950)	(1,041)	(22)	(7)	—
Home equity	(424)	(587)	(668)	(1,719)	(1,846)
Other consumer	(5,453)	(3,363)	(3,168)	(4,783)	(5,548)
Total consumer	(12,779)	(5,558)	(4,738)	(8,376)	(10,716)
Total loans charged off	(58,768)	(10,146)	(40,652)	(112,053)	(74,313)
Recoveries of loans previously charged off
Commercial and industrial	3,015	5,282	8,564	7,004	11,875
Commercial real estate — owner occupied	11	13	120	147	2,795
Commercial and business lending	3,026	5,295	8,684	7,151	14,670
Commercial real estate — investor	3,016	50	3,162	643	31
Real estate construction	80	106	126	49	302
Commercial real estate lending	3,095	156	3,288	692	333
Total commercial	6,121	5,451	11,972	7,844	15,003
Residential mortgage	541	908	841	500	692
Auto finance	1,241	98	31	25	10
Home equity	1,262	1,385	2,854	1,978	2,599
Other consumer	978	1,010	1,267	1,076	858
Total consumer	4,021	3,401	4,993	3,579	4,158
Total recoveries	10,142	8,852	16,965	11,422	19,161
Net (charge offs)	(48,626)	(1,294)	(23,687)	(100,631)	(55,152)
Balance at end of period	$351,094	$312,720	$280,015	$383,702	$201,371
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$39,776	$47,776	$21,907	$24,336
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	N/A	18,690	N/A
Balance at beginning of period, adjusted	38,776	39,776	47,776	40,597	24,336
Provision for unfunded commitments	(4,000)	(1,000)	(8,000)	7,000	(2,500)
Amount recorded at acquisition	—	—	—	179	70
Balance at end of period	$34,776	$38,776	$39,776	$47,776	$21,907
Allowance for credit losses on loans	$385,870	$351,496	$319,791	$431,478	$223,278
Provision for credit losses on loans	83,000	33,000	(88,000)	174,000	16,000

Table 11 Allowance for Credit Losses on Loans (continued)

	Years Ended December 31,
($ in thousands)	2023	2022	2021	2020	2019
Net loan (charge offs) recoveries
Commercial and industrial	$(42,672)	$791	$(13,000)	$(73,316)	$(51,441)
Commercial real estate — owner occupied	(15)	13	120	(272)	2,573
Commercial and business lending	(42,687)	804	(12,880)	(73,588)	(48,868)
Commercial real estate — investor	2,763	—	(11,184)	(22,277)	31
Real estate construction	55	58	121	31	243
Commercial real estate lending	2,819	58	(11,063)	(22,246)	274
Total commercial	(39,868)	862	(23,943)	(95,834)	(48,594)
Residential mortgage	(411)	341	(38)	(1,367)	(2,630)
Auto finance	(4,709)	(943)	9	19	10
Home equity	837	798	2,186	259	753
Other consumer	(4,475)	(2,353)	(1,901)	(3,707)	(4,690)
Total consumer	(8,758)	(2,157)	256	(4,797)	(6,558)
Total net (charge offs)	$(48,626)	$(1,294)	$(23,687)	$(100,631)	$(55,152)
Ratios
Allowance for credit losses on loans to total loans	1.32%	1.22%	1.32%	1.76%	0.98%
Allowance for credit losses on loans to net charge offs	7.9x	N/M	13.5x	4.3x	4.0x
Loan evaluation method for ACLL
Individually evaluated for impairment	$15,492	$10,324	$15,194	$79,831	$14,026
Collectively evaluated for impairment	370,378	341,172	304,597	351,646	209,252
Total ACLL	$385,870	$351,496	$319,791	$431,478	$223,278
Loan balance
Individually evaluated for impairment	$62,712	$76,577	$115,643	$259,497	$111,595
Collectively evaluated for impairment	29,153,505	28,722,992	24,109,306	24,192,227	22,709,845
Total loan balance	$29,216,218	$28,799,569	$24,224,949	$24,451,724	$22,821,440
Table 12 Net (Charge Offs) Recoveries(a)

	Years Ended December 31,
(In basis points)	2023	2022	2021	2020	2019
Net loan (charge offs) recoveries
Commercial and industrial	(44)	1	(16)	(86)	(69)
Commercial real estate — owner occupied	—	—	1	(3)	28
Commercial and business lending	(39)	1	(14)	(78)	(58)
Commercial real estate — investor	5	—	(26)	(54)	—
Real estate construction	—	—	1	—	2
Commercial real estate lending	4	—	(18)	(38)	1
Total commercial	(22)	1	(16)	(63)	(36)
Residential mortgage	—	—	—	(2)	(3)
Auto finance	(26)	(12)	4	14	37
Home equity	14	13	34	3	9
Other consumer	(161)	(79)	(65)	(117)	(133)
Total consumer	(8)	(2)	—	(5)	(7)
Total net (charge offs)	(16)	—	(10)	(41)	(24)
(a) Ratio of net charge offs to average loans by loan type.

Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $417 million, or 1%, from December 31, 2022, driven by increases in auto finance and CRE lending resulting from the Corporation's strategic initiatives, partially offset by a decrease in residential mortgage lending. See also Note 4 Loans of the notes to consolidated financial statements for additional information on loans.
•Potential problem loans increased $166 million, or 62%, from December 31, 2022, largely driven by increases in potential problem loans within the Corporation's CRE-investor and commercial and industrial portfolios. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•Total nonaccrual loans increased $38 million, or 34%, from December 31, 2022, primarily driven by increases in nonaccrual loans within the Corporation's commercial and industrial and residential mortgage portfolios, partially offset by a decrease in nonaccrual loans within the CRE-investor portfolio. See also Note 4 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•For the year ended December 31, 2023, net charge offs increased $47 million from December 31, 2022, primarily driven by an increase in charge off amounts in the Corporation's commercial and industrial portfolio. See Tables 11 and 12 for additional information regarding the activity in the ACLL.
Management believes the level of ACLL to be appropriate at December 31, 2023.
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

Investment Securities Portfolio
Management of the investment securities portfolio involves the maximization of income while actively monitoring the portfolio's liquidity, market risk, quality of the investment securities, and its role in balance sheet and capital management. The Corporation classifies its investment securities as AFS, HTM, or equity securities on the consolidated balance sheets at the time of purchase. Securities classified as AFS may be sold from time to time in order to help manage interest rate risk, liquidity, credit quality, capital levels, or to take advantage of relative value opportunities in the marketplace. Investment securities classified as AFS and equity are carried at fair value on the consolidated balance sheets, while investment securities classified as HTM are carried at amortized cost on the consolidated balance sheets.
Table 13 Investment Securities Portfolio

	At December 31,
($ in thousands)	2023	% of Total	2022	% of Total	2021	% of Total
AFS investment securities
Amortized cost
U.S. Treasury securities	$39,984	1%	$124,441	4%	$124,291	3%
Agency securities	—	—%	15,000	1%	15,000	—%
Obligations of state and political subdivisions (municipal securities)	94,008	3%	235,693	8%	381,517	9%
Residential mortgage-related securities:
FNMA/FHLMC	1,274,052	34%	1,820,642	61%	2,709,399	62%
GNMA	2,021,242	54%	502,537	17%	66,189	2%
Private-label	—	—%	—	—%	332,028	8%
Commercial mortgage-related securities:
FNMA/FHLMC	18,691	—%	19,038	1%	357,240	8%
GNMA	161,928	4%	115,031	4%	165,439	4%
Asset backed securities:
FFELP	135,832	4%	157,138	5%	177,974	4%
SBA	1,077	—%	4,512	—%	6,594	—%
Other debt securities	3,000	—%	3,000	—%	3,000	—%
Total amortized cost	$3,749,814	100%	$2,997,032	100%	$4,338,671	100%
Fair value
U.S. Treasury securities	$35,902	1%	$109,378	4%	$122,957	3%
Agency securities	—	—%	13,532	—%	14,897	—%
Obligations of state and political subdivisions (municipal securities)	91,817	3%	230,714	8%	400,457	9%
Residential mortgage-related securities:
FNMA/FHLMC	1,120,794	31%	1,604,610	59%	2,691,879	62%
GNMA	2,042,675	57%	497,596	18%	67,780	2%
Private-label	—	—%	—	—%	329,724	8%
Commercial mortgage-related securities:
FNMA/FHLMC	16,937	—%	17,142	1%	350,623	8%
GNMA	154,793	4%	110,462	4%	166,799	4%
Asset backed securities:
FFELP	133,975	4%	151,191	6%	177,325	4%
SBA	1,051	—%	4,477	—%	6,580	—%
Other debt securities	2,950	—%	2,922	—%	2,994	—%
Total fair value and carrying value	$3,600,892	100%	$2,742,025	100%	$4,332,015	100%
Net unrealized holding gains (losses)	$(148,922)		$(255,007)		$(6,656)

Table 13 Investment Securities Portfolio (continued)

	At December 31,
($ in thousands)	2023	% of Total	2022	% of Total	2021	% of Total
HTM investment securities
Amortized cost
U.S. Treasury securities	$999	—%	$999	—%	$1,000	—%
Obligations of state and political subdivisions (municipal securities)	1,682,473	44%	1,732,351	44%	1,628,759	73%
Residential mortgage-related securities:
FNMA/FHLMC	941,973	24%	961,231	24%	34,347	2%
GNMA	48,979	1%	52,979	1%	48,053	2%
Private-label	345,083	9%	364,728	9%	—	—%
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	20%	778,796	20%	425,937	19%
GNMA	59,733	2%	69,369	2%	100,907	5%
Total amortized cost and carrying value	$3,860,235	100%	$3,960,451	100%	$2,239,003	100%
Fair value
U.S. Treasury securities	$963	—%	$936	—%	$1,001	—%
Obligations of state and political subdivisions (municipal securities)	1,554,059	46%	1,551,647	46%	1,739,988	74%
Residential mortgage-related securities:
FNMA/FHLMC	804,393	24%	816,771	24%	36,139	2%
GNMA	46,170	1%	49,628	1%	49,631	2%
Private-label	289,507	9%	303,505	9%	—	—%
Commercial mortgage-related securities:
FNMA/FHLMC	632,914	19%	615,839	18%	419,400	18%
GNMA	52,619	2%	62,691	2%	102,506	4%
Total fair value	$3,380,624	100%	$3,401,018	100%	$2,348,664	100%
Net unrealized holding gains (losses)	$(479,610)		$(559,433)		$109,662
Equity securities
Equity securities carrying value and fair value	$41,651	100%	$25,216	100%	$18,352	100%
At December 31, 2023, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity.
During the fourth quarter of 2023 as part of the balance sheet repositioning, the Corporation sold lower yielding AFS securities with a carrying value of $715 million at a net loss of $65 million and reinvested the proceeds in higher yielding and lower risk-weighted GNMA securities.
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
The Corporation did not recognize any credit-related write-downs to the allowance for credit losses on investments during 2023, 2022, or 2021. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 3 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
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
Private-Label Residential Mortgage-Related Securities: Private-label residential mortgage-related securities are the most senior AAA-rated tranche CMO securities issued by a non-agency sponsor and collateralized by Prime Jumbo residential mortgage loans.
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
Equity Securities without Readily Determinable Fair Values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of Visa Class B restricted shares that the Corporation received in 2008 as part of Visa's initial public offering, along with an investment in a private SBA loan fund.
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

Table 14 Investment Securities Portfolio Maturity Distribution(a)

	December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
AFS securities
U.S. Treasury securities
After one but within five years	$39,984	$35,902	1.26%
Total U.S. Treasury securities	$39,984	$35,902	1.26%
Obligations of state and political subdivisions (municipal securities)
Within one year	$1,395	$1,394	4.12%
After one but within five years	622	591	3.05%
After five years but within ten years	64,728	62,839	3.35%
After ten years	27,263	26,993	4.34%
Total obligations of state and political subdivisions (municipal securities)	$94,008	$91,817	3.65%
Agency residential mortgage-related securities
Within one year	$268	$268	1.85%
After one but within five years	2,418,548	2,379,861	4.90%
After five years but within ten years	837,858	744,907	1.99%
After ten years	38,619	38,432	5.39%
Total agency residential mortgage-related securities	$3,295,294	$3,163,468	4.17%
Agency commercial mortgage-related securities
Within one year	$3,854	$3,687	2.44%
After one but within five years	128,721	122,908	3.48%
After five years but within ten years	48,044	45,134	4.02%
Total agency commercial mortgage-related securities	$180,619	$171,729	3.60%
Asset backed securities
Within one year	$126	$125	5.81%
After one but within five years	61,648	60,705	6.34%
After five years but within ten years	75,134	74,195	6.31%
Total asset backed securities	$136,909	$135,026	6.32%
Other debt securities
Within one year	$1,000	$978	1.02%
After one but within five years	2,000	1,972	3.85%
Total other debt securities	$3,000	$2,950	2.91%
Total AFS securities	$3,749,814	$3,600,892	4.17%

Table 14 Investment Securities Portfolio Maturity Distribution (continued)(a)

	December 31, 2023
($ in thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
HTM securities
U.S. Treasury securities
After one but within five years	$999	$963	1.20%
Total U.S. Treasury securities	$999	$963	1.20%
Obligations of state and political subdivisions (municipal securities)
Within one year	$6,099	$6,096	3.90%
After one but within five years	51,392	51,365	3.69%
After five years but within ten years	157,279	153,795	3.82%
After ten years	1,467,704	1,342,803	3.73%
Total obligations of state and political subdivisions (municipal securities)	$1,682,473	$1,554,059	3.74%
Agency residential mortgage-related securities
After one but within five years	$22,612	$20,920	3.04%
After five years but within ten years	56,264	50,932	3.36%
After ten years	912,076	778,711	2.19%
Total agency residential mortgage-related securities	$990,952	$850,563	2.27%
Private-label residential mortgage-related securities
After five years but within ten years	$345,083	$289,507	2.36%
Total private-label residential mortgage-related securities	$345,083	$289,507	2.36%
Agency commercial mortgage-related securities
Within one year	$4,110	$3,876	2.32%
After one but within five years	180,830	153,885	1.72%
After five years but within ten years	508,148	415,770	1.97%
After ten years	147,640	112,002	2.12%
Total agency commercial mortgage-related securities	$840,728	$685,532	1.94%
Total HTM securities	$3,860,235	$3,380,624	2.85%

Equity securities
Equity securities with readily determinable fair values	$6,883	$6,883	—%
Equity securities without readily determinable fair values	34,769	34,769	—%
Total equity securities	$41,651	$41,651	—%
(a) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(b) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.

Analysis of Deposits and Funding
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 15 Period End Deposit and Customer Funding Composition

	As of December 31,
	2023		2022		2021
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,119,956	18%	$7,760,811	26%	$8,504,077	30%
Savings	4,835,701	14%	4,604,848	16%	4,410,198	15%
Interest-bearing demand	8,843,967	26%	7,100,727	24%	7,019,782	25%
Money market	6,330,453	19%	8,239,610	28%	7,185,111	25%
Brokered CDs	4,447,479	13%	541,916	2%	—	—%
Other time deposits	2,868,494	9%	1,388,242	5%	1,347,262	5%
Total deposits	33,446,049	100%	29,636,154	100%	28,466,430	100%
Other customer funding(a)	106,620		261,767		354,142
Total deposits and other customer funding	$33,552,669		$29,897,921		$28,820,572
Network transaction deposits(b)	$1,566,139		$979,003		$766,965
Net deposits and other customer funding(c)	$27,539,051		$28,377,001		$28,053,607
(a) Includes repurchase agreements and commercial paper.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.

•Total deposits, which are the Corporation's largest source of funds, increased $3.8 billion, or 13%, from December 31, 2022.
•Time deposits, which include brokered CDs and other time deposits, increased $5.4 billion from December 31, 2022, primarily due to increases in brokered CDs used to pay down FHLB advances and fund loan growth.
•Included in interest-bearing demand and money market were network deposits, primarily sourced from other financial institutions and intermediaries. These account for 5% of the Corporation's total deposits at December 31, 2023. Network deposits increased $587 million, or 60%, from December 31, 2022.
•Uninsured deposits were $14.8 billion and $16.4 billion at December 31, 2023 and 2022, respectively. Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 22.7 % of total deposits at December 31, 2023, compared to 30.1% at December 31, 2022 and 32.8% at December 31, 2021.
Table 16 Maturity Distribution – Time Deposits of $250,000 or More

($ in thousands)	December 31, 2023
Three months or less	$236,580
Over three months through six months	159,141
Over six months through twelve months	98,469
Over twelve months	28,436
Total	$522,626
Selected period end deposit information is detailed in Note 8 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2023. See Table 1 for additional information on average deposit balances and deposit rates.
Other Funding Sources
Short-Term Funding: Short-term funding is comprised of short-term FHLB advances (with original contractual maturities less than one year), federal funds purchased, securities sold under agreements to repurchase, and historically, commercial paper. Many short-term funding sources are secured with collateral, expected to be reissued, and, therefore, do not represent an immediate need for cash. The organization manages to a multitude of liquidity risk limits which consider availability of short-term funding sources across a spectrum of stress scenarios, among other risk-based assumptions. Short-term funding sources at December 31, 2023 were $1.1 billion, a decrease of $2.7 billion, or 71%, from December 31, 2022, driven by a $2.4 billion, or

76%, decrease in short-term FHLB advances as the Corporation used some of the proceeds of the one-time mortgage portfolio sale, related to the balance sheet repositioning announced in the fourth quarter of 2023, to pay down advances while also issuing brokered CDs to provide greater immediate term availability of funds.
Long-Term Funding: Long-term funding is comprised of long-term FHLB advances (with original contractual maturities greater than one year), subordinated notes, and finance leases. Long-term funding at December 31, 2023 was $1.7 billion, an increase of $299 million, or 21%, from December 31, 2022, driven by the issuance of $300 million in aggregate principal amount of subordinated notes during the first quarter of 2023.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2023, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of December 31, 2023, the Bank had $6.0 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2023, the Bank had $1.4 billion available for discount window borrowings.
•The BTFP, against which the Corporation can borrow with qualifying investment securities as collateral, valued at par as permitted by the terms of the program. As of December 31, 2023, the Bank had $522 million available for borrowing under the BTFP. The ability to take new advances under this program ends in March 2024.
•A $200 million Parent Company commercial paper program, of which none was outstanding at December 31, 2023.
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
The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits.

Table 17 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Federal Reserve Bank balance	$421,848	$314,287	$178,983	$504,169
Available FHLB Chicago capacity	5,985,385	5,377,628	5,148,360	3,453,813
Available Federal Reserve Bank discount window capacity	1,433,655	1,335,938	1,635,140	1,799,453
Available BTFP capacity	522,465	618,829	633,817	644,915
Funding available within one business day(a)	8,363,353	7,646,682	7,596,300	6,402,351
Available federal funds lines	1,550,000	2,518,000	2,623,000	2,773,000
Available brokered deposits capacity(b)	138,512	1,240,488	761,301	3,646,393
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$11,051,865	$12,405,170	$11,980,601	$13,821,744
Uninsured and uncollateralized deposits	$7,586,047	$7,269,248	$7,081,826	$7,938,690
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	110%	105%	107%	81%
Coverage ratio of uninsured and uncollateralized deposits with total funding	146%	171%	169%	174%
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
Credit ratings impact the Corporation’s ability to issue debt securities and the cost to borrow money. Adverse changes in credit ratings impact not only the ability to raise funds in the capital markets but also the cost of these funds. For additional information regarding risks related to adverse changes in our credit ratings, see Part I, Item 1A, Risk Factors.
For the year ended December 31, 2023, net cash provided by operating and financing activities was $443 million and $1.3 billion, respectively, while investing activities used net cash of $1.4 billion, for a net increase in cash and cash equivalents of $302 million since year-end 2022. During 2023, total assets increased to $41.0 billion, up $1.6 billion compared to year-end 2022, primarily due to an increase in AFS investment securities, at fair value of $859 million and loans of $417 million. On the funding side, deposits increased $3.8 billion, mainly driven by increases in brokered CDs, interest-bearing demand, and other time deposits of $3.9 billion, $1.7 billion, and $1.5 billion, respectively, partially offset by a decrease in noninterest-bearing demand of $1.6 billion. Additionally, FHLB advances were down $2.4 billion as the proceeds from the issuance of brokered CDs and the balance sheet repositioning were used to pay down these advances.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at December 31, 2023.
MVE and EAR are complementary interest rate risk metrics and should be viewed together. EAR sensitivity captures asset and liability re-pricing mismatches for the first year inclusive of forecast balance sheet changes and is considered a shorter-term measure, while MVE sensitivity captures mismatches within the period end balance sheets through the financial instruments’ respective maturities and is considered a longer term measure.
A positive EAR sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset-based income will increase more quickly than liability based expense due to the balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income and rate sensitive noninterest items from the Corporation’s balance sheet and derivative positions under various interest rate scenarios. As the future path of interest rates is not known with certainty, we use simulation analysis to project rate sensitive income under many scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific balance sheet management strategies are also analyzed to determine their impact on EAR.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during 2023.
Table 18 Estimated % Change in Rate Sensitive EAR Over 12 Months

	Dynamic Forecast December 31, 2023	Static Forecast December 31, 2023	Dynamic Forecast December 31, 2022	Static Forecast December 31, 2022
Gradual Rate Change
100 bp increase in interest rates	1.9%	2.2%	3.9%	3.4%
200 bp increase in interest rates	3.8%	4.3%	7.8%	6.8%
100 bp decrease in interest rates	(1.3)%	(1.5)%	(3.4)%	(2.9)%
200 bp decrease in interest rates	(2.6)%	(3.1)%	(6.7)%	(5.7)%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the EAR simulation analysis. Whereas, EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Unlike the EAR simulation, MVE uses instantaneous changes in rates. Additionally, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the EAR simulation. As with EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2023, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 19 Market Value of Equity Sensitivity

	December 31, 2023	December 31, 2022
Instantaneous Rate Change
100 bp increase in interest rates	(10.1)%	(4.2)%
200 bp increase in interest rates	(20.1)%	(8.2)%
100 bp decrease in interest rates	9.7%	4.3%
200 bp decrease in interest rates	18.5%	8.0%
Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates. The MVE measures in the 100 bp and 200 bp increase in interest rates scenarios are both outside of the policy limit, which have been reported to the Corporation's Board.
The above EAR and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at December 31, 2023, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 20 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	8	$7,100,729	$196,230	$19,009	$5	$7,315,973
Short-term funding	9	326,780	—	—	—	326,780
FHLB advances	9	740,633	999,336	199,120	1,104	1,940,194
Other long-term funding	9	88	248,431	115	292,635	541,269
Operating leases	7	5,705	9,628	7,262	4,715	27,311
Total		$8,173,935	$1,453,625	$225,506	$298,460	$10,151,526
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At December 31, 2023, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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

For additional information regarding the potential for additional regulation and supervision, see Part I, Item 1A, Risk Factors.
Table 21 Capital Ratios

	As of December 31,
($ in thousands)	2023	2022	2021
Risk-based capital(a)
CET1	$3,074,938	$3,035,578	$2,808,289
Tier 1 capital	3,269,050	3,229,690	3,001,074
Total capital	3,997,205	3,680,227	3,570,026
Total risk-weighted assets	32,732,710	32,469,862	27,242,735
Modified CECL transitional amount	44,851	67,276	89,702
CET1 capital ratio	9.39%	9.35%	10.31%
Tier 1 capital ratio	9.99%	9.95%	11.02%
Total capital ratio	12.21%	11.33%	13.10%
Tier 1 leverage ratio	8.06%	8.59%	8.83%
Selected equity and performance ratios
Total stockholders’ equity / total assets	10.18%	10.19%	11.47%
Dividend payout ratio(b)	74.56%	34.32%	34.55%
Return on average assets	0.45%	1.00%	1.02%
Noninterest expense / average assets	2.00%	2.04%	2.06%
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
See Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2023.
See Note 10 Stockholders' Equity and Note 19 Regulatory Matters of the notes to consolidated financial statements for additional capital disclosures.
During the second quarter of 2021, the Corporation redeemed all outstanding Series C Preferred Stock, for $65 million.
During the third quarter of 2021, the Corporation redeemed all outstanding Series D Preferred Stock, for $99 million.

Table 22 Non-GAAP Measures

	At or for the Year Ended December 31,
($ in thousands)	2023	2022	2021	2020	2019
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets	7.11%	6.97%	7.86%	7.94%	7.71%
Return on average equity	4.45%	9.21%	8.60%	7.78%	8.44%
Return on average tangible common equity	6.44%	13.77%	12.99%	12.31%	13.53%
Return on average CET1	5.51%	12.23%	12.08%	11.23%	12.59%
Return on average tangible assets	0.48%	1.05%	1.07%	0.95%	1.05%
Average stockholders' equity / average assets	10.11%	10.84%	11.84%	11.51%	11.72%
Tangible common equity reconciliation(a)
Common equity	$3,979,861	$3,821,378	$3,831,658	$3,737,421	$3,665,407
Goodwill and other intangible assets, net	(1,145,464)	(1,154,274)	(1,163,085)	(1,177,554)	(1,264,531)
Tangible common equity	$2,834,398	$2,667,104	$2,668,573	$2,559,867	$2,400,876
Tangible assets reconciliation(a)
Total assets	$41,015,855	$39,405,727	$35,104,253	$33,419,783	$32,386,478
Goodwill and other intangible assets, net	(1,145,464)	(1,154,274)	(1,163,085)	(1,177,554)	(1,264,531)
Tangible assets	$39,870,392	$38,251,453	$33,941,167	$32,242,230	$31,121,947
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,917,026	$3,781,658	$3,789,331	$3,633,259	$3,615,153
Goodwill and other intangible assets, net	(1,149,939)	(1,158,829)	(1,168,560)	(1,227,561)	(1,256,668)
Tangible common equity	2,767,087	2,622,829	2,620,771	2,405,698	2,358,485
Modified CECL transitional amount	44,851	67,276	102,307	115,052	N/A
Accumulated other comprehensive loss	274,874	174,208	1,234	2,643	68,946
Deferred tax assets, net	27,532	34,361	40,011	43,789	46,980
Average CET1	$3,114,344	$2,898,675	$2,764,323	$2,567,182	$2,474,411
Average tangible assets reconciliation(a)
Total assets	$40,648,923	$36,657,932	$34,464,257	$34,265,207	$33,046,604
Goodwill and other intangible assets, net	(1,149,939)	(1,158,829)	(1,168,560)	(1,227,561)	(1,256,668)
Tangible assets	$39,498,984	$35,499,103	$33,295,697	$33,037,646	$31,789,936
Adjusted net income reconciliation(b)
Net income	$182,956	$366,122	$350,994	$306,771	$326,790
Other intangible amortization, net of tax	6,608	6,608	6,633	7,644	7,461
Adjusted net income	$189,564	$372,730	$357,627	$314,415	$334,251
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$171,456	$354,622	$333,883	$288,413	$311,587
Other intangible amortization, net of tax	6,608	6,608	6,633	7,644	7,461
Adjusted net income available to common equity	$178,064	$361,230	$340,516	$296,057	$319,049
End of period core customer deposits reconciliation
Total deposits	$33,446,049	$29,636,154	$28,466,430	$26,482,481	$23,779,064
Network transaction deposits	(1,566,139)	(979,003)	(766,965)	(1,197,093)	(1,336,286)
Brokered CDs	(4,447,479)	(541,916)	—	—	(5,964)
Core customer deposits	$27,432,431	$28,115,235	$27,699,464	$25,285,387	$22,436,814
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	69.70%	60.36%	66.33%	61.76%	65.38%
Fully tax-equivalent adjustment	(1.13)%	(0.92)%	(1.04)%	(0.77)%	(0.85)%
Other intangible amortization	(0.76)%	(0.71)%	(0.84)%	(0.80)%	(0.82)%
Fully tax-equivalent efficiency ratio	67.82%	58.74%	64.47%	60.20%	63.72%
FDIC special assessment	(2.32)%	—%	—%	—%	—%
Acquisitions, dispositions, branch sales, and announced initiatives	(7.02)%	(0.10)%	(0.51)%	4.49%	(0.60)%
Adjusted efficiency ratio	58.48%	58.65%	63.96%	64.70%	63.12%
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
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains (losses), net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net. The adjusted efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, FDIC special assessment costs, acquisition related costs, and announced initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, disposition related net gains, gain on sale of branches, net, and announced initiatives. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for one-time costs like the FDIC special assessment and announced initiatives.

Segment Review
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

Table 23 Selected Segment Financial Data

	Year Ended December 31,			Change From Prior Year
($ in thousands)	2023	2022	2021	% Change 2022	% Change 2021
Corporate and Commercial Specialty
Total revenue	$703,764	$608,956	$544,980	16%	12%
Provision for credit losses	55,801	49,543	60,311	13%	(18)%
Noninterest expense	248,926	234,234	219,655	6%	7%
Income tax expense	71,766	59,000	46,906	22%	26%
Net income	327,271	266,179	218,109	23%	22%
Average earning assets	17,462,710	15,612,427	14,081,550	12%	11%
Average loans	17,450,862	15,605,330	14,080,819	12%	11%
Average deposits	9,058,112	9,266,194	8,761,290	(2)%	6%
Average allocated capital (Average CET1)(a)	1,715,855	1,558,356	1,412,016	10%	10%
Return on average allocated capital(a)	19.07%	17.08%	15.45%	199 bp	163 bp
Community, Consumer, and Business
Total revenue	$841,133	$617,737	$502,925	36%	23%
Provision for credit losses	28,258	20,755	20,622	36%	1%
Noninterest expense	435,986	417,042	401,206	5%	4%
Income tax expense	79,147	37,787	17,030	109%	122%
Net income	297,742	142,152	64,067	109%	122%
Average earning assets	11,559,148	10,075,700	9,276,248	15%	9%
Average loans	11,559,148	10,075,700	9,276,248	15%	9%
Average deposits	18,160,042	18,519,253	17,910,434	(2)%	3%
Average allocated capital (Average CET1)(a)	733,106	610,181	539,815	20%	13%
Return on average allocated capital(a)	40.61%	23.30%	11.87%	N/M	N/M
Risk Management and Shared Services
Total revenue	$(442,142)	$12,999	$10,314	N/M	26%
Provision for credit losses	(1,038)	(37,300)	(168,944)	(97)%	(78)%
Noninterest expense	128,770	95,787	89,063	34%	8%
Income tax expense (benefit)	(127,816)	(3,279)	21,377	N/M	N/M
Net income (loss)	(442,057)	(42,209)	68,818	N/M	N/M
Average earning assets	8,608,852	7,864,756	7,750,818	9%	1%
Average loans	524,283	519,312	700,913	1%	(26)%
Average deposits	4,124,985	971,738	1,021,690	N/M	(5)%
Average allocated capital (Average CET1)(a)	665,383	730,137	812,492	(9)%	(10)%
Return on average allocated capital(a)	(68.16)%	(7.36)%	6.36%	N/M	N/M
Consolidated Total
Total revenue	$1,102,756	$1,239,691	$1,058,219	(11)%	17%
Return on average allocated capital(a)	5.51%	12.23%	12.08%	N/M	15 bp
N/M = Not Meaningful
(a) The Federal Reserve establishes capital adequacy requirements for the Corporation, including CET1. For segment reporting purposes, the ROCET1 reflects return on average allocated CET1. The ROCET1 for the Risk Management and Shared Services segment and the Consolidated Total is inclusive of the annualized effect of the preferred stock dividends.

Segment Review 2023 Compared to 2022
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
•Revenue increased $95 million from the year ended December 31, 2022, primarily driven by increased interest income due to higher loan balances and interest rates, partially offset by a decrease in noninterest income as a result of lower capital markets, net; asset gains, net; and service charges and deposit account fees.
•Average loan balances increased $1.8 billion from the year ended December 31, 2022, as a result of increased loan balances across all loan portfolios.

•Average deposit balances decreased $208 million from the year ended December 31, 2022, driven by a reduction in noninterest-bearing demand deposits and savings, partially offset by increases in interest-bearing demand deposits, money market, and time deposits.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Revenue increased $223 million from the year ended December 31, 2022, primarily due to increased interest rates which led to a higher allocation of FTP credits to this segment, partially offset by a decrease in service charges and deposit account fees as a result of the reduction and elimination of many deposit account fees in the third quarter of 2022.
•Average loan balances increased $1.5 billion from the year ended December 31, 2022, primarily driven by growth within auto finance and residential mortgage lending.
•Average deposit balances decreased $359 million from the year ended December 31, 2022, largely driven by decreased noninterest-bearing demand deposits and money market, partially offset by increases in time deposits and savings.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Revenue decreased $455 million from the year ended December 31, 2022, primarily due to lower interest income resulting from growth in higher cost funding sources and one-time losses on the previously announced balance sheet repositioning during the fourth quarter of 2023.
•Average earning assets increased $744 million from the year ended December 31, 2022, primarily due to an increase in AFS investment securities.
•Average deposit balances increased $3.2 billion from the year ended December 31, 2022, mainly due to increased brokered CDs used to pay down FHLB advances and fund loan growth.
•Provision for credit losses increased $36 million from the year ended December 31, 2022, due to loan growth during 2023 and nominal credit movement.
•Noninterest expense increased $33 million from the year ended December 31, 2022, primarily due to an increase in FDIC assessment expense related to the one-time special assessment that was finalized during the fourth quarter of 2023.
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
Allowance for Credit Losses on Loans: Management’s evaluation process used to determine the appropriateness of the ACLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. The Corporation uses Moody's baseline economic forecast within its model. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. A large driver to the ACLL is the overall credit quality of the underlying credits. Deterioration or improvement in credit quality could have a significant impact on the overall level of ACLL. At December 31, 2023, a 10% change in loans classified as special mention or worse would result in a +/- 3 bp change in the ACLL to total loans ratio. The Corporation believes the level of the ACLL is appropriate. See Note 1 Summary of Significant Accounting Policies and Note 4 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses on Loans section.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	Financial Statements and Supplementary Data
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2023	2022
Assets
Cash and due from banks	$484,384	$436,952
Interest-bearing deposits in other financial institutions	425,089	156,693
Federal funds sold and securities purchased under agreements to resell	14,350	27,810
AFS investment securities, at fair value	3,600,892	2,742,025
HTM investment securities, net, at amortized cost	3,860,160	3,960,398
Equity securities	41,651	25,216
FHLB and Federal Reserve Bank stocks, at cost	229,171	295,496
Residential loans held for sale	33,011	20,383
Commercial loans held for sale	90,303	—
Loans	29,216,218	28,799,569
Allowance for loan losses	(351,094)	(312,720)
Loans, net	28,865,124	28,486,849
Tax credit and other investments	258,067	276,773
Premises and equipment, net	372,978	376,906
Bank and corporate owned life insurance	682,649	676,530
Goodwill	1,104,992	1,104,992
Other intangible assets, net	40,471	49,282
Mortgage servicing rights, net	84,390	77,351
Interest receivable	169,569	144,449
Other assets	658,604	547,621
Total assets	$41,015,855	$39,405,727
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,119,956	$7,760,811
Interest-bearing deposits	27,326,093	21,875,343
Total deposits	33,446,049	29,636,154
Federal funds purchased and securities sold under agreements to repurchase	326,780	585,139
Commercial paper	—	20,798
FHLB advances	1,940,194	4,319,861
Other long-term funding	541,269	248,071
Allowance for unfunded commitments	34,776	38,776
Accrued expenses and other liabilities	552,814	541,438
Total liabilities	$36,841,882	$35,390,237
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,752	$1,752
Surplus	1,714,822	1,712,733
Retained earnings	2,946,805	2,904,882
Accumulated other comprehensive (loss)	(171,096)	(272,799)
Treasury stock, at cost	(512,421)	(525,190)
Total common equity	3,979,861	3,821,378
Total stockholders’ equity	4,173,973	4,015,490
Total liabilities and stockholders’ equity	$41,015,855	$39,405,727
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	151,036,674	150,444,019
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	For the Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021
Interest income
Interest and fees on loans	$1,720,406	$992,642	$693,729
Interest and dividends on investment securities
Taxable	146,006	75,444	37,916
Tax-exempt	63,233	65,691	58,710
Other interest	28,408	11,475	7,833
Total interest income	1,958,052	1,145,252	798,189
Interest expense
Interest on deposits	673,624	98,309	18,622
Interest on federal funds purchased and securities sold under agreements to repurchase	12,238	3,480	143
Interest on other short-term funding	1	2	22
Interest on FHLB advances	196,535	75,487	36,493
Interest on long-term funding	36,080	10,653	17,053
Total interest expense	918,479	187,931	72,334
Net interest income	1,039,573	957,321	725,855
Provision for credit losses	83,021	32,998	(88,011)
Net interest income after provision for credit losses	956,552	924,323	813,866
Noninterest income
Wealth management fees	82,502	84,122	89,854
Service charges and deposit account fees	49,045	62,310	64,406
Card-based fees	45,020	44,014	43,014
Other fee-based revenue	17,268	15,903	17,086
Capital markets, net	24,649	29,917	30,602
Mortgage banking, net	19,429	18,873	50,751
Loss on mortgage portfolio sale	(136,239)	—	—
Bank and corporate owned life insurance	10,266	11,431	13,254
Asset gains, net	454	1,338	11,009
Investment securities (losses) gains, net	(58,903)	3,746	(16)
Gains on sale of branches, net(a)	—	—	1,038
Other	9,691	10,715	11,366
Total noninterest income	63,182	282,370	332,364
Noninterest expense
Personnel	468,355	454,101	426,687
Technology	102,018	90,700	81,689
Occupancy	57,204	59,794	63,513
Business development and advertising	28,405	25,525	21,149
Equipment	19,663	19,632	21,104
Legal and professional	19,911	18,250	21,923
Loan and foreclosure costs	5,408	5,925	8,143
FDIC assessment	67,072	22,650	18,150
Other intangible amortization	8,811	8,811	8,844
Other	36,837	41,675	38,721
Total noninterest expense	813,682	747,063	709,924
Income before income taxes	206,052	459,630	436,307
Income tax expense	23,097	93,508	85,313
Net income	182,956	366,122	350,994
Preferred stock dividends	11,500	11,500	17,111
Net income available to common equity	$171,456	$354,622	$333,883
Earnings per common share
Basic	$1.14	$2.36	$2.20
Diluted	$1.13	$2.34	$2.18
Average common shares outstanding
Basic	149,968	149,162	150,773
Diluted	150,860	150,496	151,987
Numbers may not sum due to rounding.
(a) Includes the deposit premium on the sale of branches net of miscellaneous costs to sell. See Note 2 Acquisitions and Dispositions for additional details on the branch sales.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net income	$182,956	$366,122	$350,994
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	41,145	(250,273)	(63,714)
Unrealized (losses) on AFS securities transferred to HTM securities	—	(67,604)	—
Amortization of net unrealized losses on AFS securities transferred to HTM securities	9,025	9,870	1,551
Reclassification adjustment for net losses realized in net income	64,940	1,922	16
Income tax (expense) benefit	(30,560)	78,159	15,557
Other comprehensive income (loss) on AFS investment securities	84,550	(227,926)	(46,591)
Cash flow hedge derivatives
Net unrealized gains (losses)	(13,254)	3,626	—
Reclassification adjustment for net losses (gains) realized in net income	13,930	(212)	—
Income tax (expense)	(956)	(54)	—
Other comprehensive income (loss) on cash flow hedge derivatives	(280)	3,360	—
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(326)	(325)	(148)
Plan amendments	—	—	1,494
Net actuarial gain (loss)	24,091	(51,745)	25,519
Amortization of actuarial loss (gain)	(29)	658	4,594
Income tax (expense) benefit	(6,304)	13,495	(7,803)
Other comprehensive income (loss) on defined benefit pension and postretirement obligations	17,432	(37,917)	23,656
Total other comprehensive income (loss)	101,703	(262,483)	(22,935)
Comprehensive income	$284,659	$103,639	$328,059
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2020	364	$353,512	175,216	$1,752	$1,720,329	$2,458,920	$12,618	$(456,198)	$4,090,933
Comprehensive income:
Net income	—	—	—	—	—	350,994	—	—	350,994
Other comprehensive (loss)	—	—	—	—	—	—	(22,935)	—	(22,935)
Comprehensive income									$328,059
Redemption of preferred stock	(164)	(160,317)	—	—	—	(4,141)	—	—	(164,458)
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(22,069)	—	—	47,771	25,702
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(132,955)	(132,955)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(4,847)	(4,847)
Cash dividends:								—
Common stock, $0.76 per share	—	—	—	—	—	(116,061)	—	—	(116,061)
Preferred stock(a)	—	—	—	—	—	(17,111)	—	—	(17,111)
Stock-based compensation expense, net	—	—	—	—	15,591	—	—	—	15,591
Balance, December 31, 2021	200	$193,195	175,216	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(b)	—	—	—	—	—	1,713	—	—	1,713
Total shareholder's equity at beginning of period, as adjusted	200	$193,195	175,216	$1,752	$1,713,851	$2,674,314	$(10,317)	$(546,229)	$4,026,566
Comprehensive income:
Net income	—	—	—	—	—	366,122	—	—	366,122
Other comprehensive (loss)	—	—	—	—	—	—	(262,483)	—	(262,483)
Comprehensive income									$103,639
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(17,397)	—	—	28,458	11,061
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,480)	(6,480)
Cash dividends:
Common stock, $0.81 per share	—	—	—	—	—	(123,137)	—	—	(123,137)
Preferred stock(c)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	16,280	—	—	—	16,280
Other	—	916	—	—	—	(916)	—	(938)	(938)
Balance, December 31, 2022	200	$194,112	175,216	$1,752	$1,712,733	$2,904,882	$(272,799)	$(525,190)	$4,015,490
Comprehensive income:
Net income	—	—	—	—	—	182,956	—	—	$182,956
Other comprehensive income	—	—	—	—	—	—	101,703	—	101,703
Comprehensive income									$284,659
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(15,065)	—	—	19,362	4,297
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,593)	(6,593)
Cash dividends:
Common stock, $0.85 per share	—	—	—	—	—	(129,534)	—	—	(129,534)
Preferred stock(c)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	17,155	—	—	—	17,155
Balance, December 31, 2023	200	$194,112	175,216	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Numbers may not sum due to rounding.
(a) Series C, $0.70252 per share; Series D, $0.95613 per share; Series E, $1.46875 per share; and Series F, $1.40625 per share.
(b) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
(c) Series E, $1.46875 per share; and Series F, $1.40625 per share.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities
Net income	$182,956	$366,122	$350,994
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	83,021	32,998	(88,011)
Depreciation and amortization	46,989	45,088	46,508
Change in MSRs valuation(a)	(10,660)	(22,264)	(16,186)
Amortization of other intangible assets	8,811	8,811	8,844
Amortization and accretion on earning assets, funding, and other, net	38,508	14,980	15,088
Net amortization of tax credit investments	34,246	34,684	34,070
Losses on sales of investment securities, net	64,864	1,674	16
Asset (gains), net	(454)	(1,338)	(11,009)
(Gains) on sale of branches, net	—	—	(1,038)
(Gain) loss on mortgage banking activities, net	2,919	3,654	(39,106)
Loss on mortgage portfolio sale	136,239	—	—
Mortgage loans originated and acquired for sale	(395,834)	(600,114)	(1,749,556)
Proceeds from sales of mortgage loans held for sale	367,707	715,035	1,774,791
Changes in certain assets and liabilities:
(Increase) decrease in interest receivable	(25,120)	(63,921)	9,735
(Increase) decrease in net tax position	(77,849)	40,611	(6,177)
(Decrease) increase in interest payable	78,539	12,608	(10,675)
(Decrease) increase in expense payable	16,329	(5,297)	24,645
(Decrease) increase in net derivative position	(93,916)	269,774	120,418
Net change in other assets and other liabilities	(14,556)	(6,539)	66,201
Net cash provided by operating activities	442,740	846,566	529,551
Cash flows from investing activities
Net decrease (increase) in loans	(1,546,391)	(4,579,431)	198,631
Purchases of:
AFS securities	(1,936,635)	(959,977)	(2,744,244)
HTM securities	(38,677)	(301,052)	(622,485)
FHLB and Federal Reserve Bank stocks and equity securities	(146,308)	(128,620)	(2,760)
Proceeds from:
Sales of AFS securities	715,066	110,177	158,708
Sales of FHLB and Federal Reserve Bank stocks and equity securities	202,451	528	35
Prepayments, calls, and maturities of AFS securities	397,675	494,197	1,216,657
Prepayments, calls, and maturities of HTM securities	143,001	196,605	299,761
Sales, prepayments, calls and maturities of other assets	21,267	33,795	29,833
Net cash received in business segment sale	—	—	2,415
Sale of mortgage portfolio	844,362	—	—
Premises, equipment, and software, net of disposals	(61,813)	(62,711)	(52,281)
Net change in tax credit and alternative investments	(30,255)	(58,323)	(68,455)
Net cash (used in) investing activities	(1,436,257)	(5,254,811)	(1,584,186)
Cash flows from financing activities
Net increase in deposits	3,809,948	1,169,983	2,015,423
Net decrease in deposits due to branch sales	—	—	(31,083)
Net increase (decrease) in short-term funding	(279,157)	251,674	101,946
Net increase (decrease) in short-term FHLB advances	(2,385,000)	3,125,000	—
Repayment of long-term FHLB advances	(599)	(413,558)	(18,437)
Proceeds from long-term FHLB advances	1,369	1,775	6,950
Proceeds from issuance of long-term funding	292,740	—	—
(Repayment) proceeds of finance lease principal	(86)	306	(965)
Repayment of senior notes	—	—	(300,000)
Proceeds from issuance of common stock for stock-based compensation plans	4,297	11,061	25,702
Redemption of preferred shares	—	—	(164,458)
Purchase of treasury stock, open market purchases	—	—	(132,955)
Purchase of treasury stock, stock-based compensation plans	(6,593)	(6,480)	(4,847)
Cash dividends on common stock	(129,534)	(123,137)	(116,061)
Cash dividends on preferred stock	(11,500)	(11,500)	(17,111)
Other	—	(938)	—
Net cash provided by financing activities	1,295,885	4,004,185	1,364,102
Net increase (decrease) in cash and cash equivalents	302,368	(404,060)	309,467
Cash and cash equivalents at beginning of period	621,455	1,025,515	716,048
Cash and cash equivalents at end of period(b)	$923,823	$621,455	$1,025,515
Numbers may not sum due to rounding.
(a) On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value. For all prior periods, MSRs were carried at LOCOM.
(b) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid for interest	$838,828	$174,675	$81,604
Cash paid for income and franchise taxes	69,417	18,395	57,728
Loans and bank premises transferred to OREO	9,841	5,591	35,553
Capitalized mortgage servicing rights	3,564	7,279	16,151
Loans transferred into held for sale from portfolio, net	1,058,305	18	6,010
Transfer of AFS securities to HTM securities	—	1,621,990	—
Unsettled trades to purchase securities	—	—	4,459
Write-up of equity securities without readily determinable fair values	5,785	5,690	—
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	(5,084)	16,163	—
Fair value adjustments on foreign currency exchange forwards	(1,757)	1,405	482
Fair value adjustment on cash flow hedges	(280)	3,360	—
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
December 31, 2023, 2022, and 2021
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
Investment Securities
Securities are classified as HTM, AFS, or equity investments on the consolidated balance sheets at the time of purchase. Investment securities classified as HTM, which management has the positive intent and ability to hold to maturity, are reported at amortized cost. Investment securities classified as AFS are intended to be held for an indefinite period of time. These securities are carried at fair value and unrealized gains and losses, net of related deferred income taxes, are included in stockholders' equity as a separate component of OCI. Investment securities classified as equity securities are carried at fair value with changes in fair value immediately reflected in the consolidated statements of income. Any decision to sell AFS securities would be based on various factors, including, but not limited to, asset/liability management strategies, changes in interest rates or prepayment risks, liquidity needs, or regulatory capital considerations. Realized gains or losses on investment security sales (using specific identification method) are included in investment securities gains (losses), net, on the consolidated statements of income. Premiums and discounts are amortized or accreted into interest income over the estimated life (earlier of call date, maturity, or estimated life) of the related security, using a prospective method that approximates level yield.
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
Loans Held for Sale
Residential Loans Held for Sale: Residential loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at estimated fair value. Management has elected the fair value option to account for all newly originated mortgage loans held for sale, which results in the financial impact of changing market conditions being reflected currently in earnings as opposed to being dependent on the timing of sales. Therefore, the continually adjusted values better reflect the price the Corporation expects to receive from the sale of such loans. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics.
Commercial Loans Held for Sale: Commercial loans held for sale are carried at LOCOM. The estimated fair value is based on a discounted cash flow analysis.
Loans
Management has the ability and intention to hold certain loans for the foreseeable future, until maturity, or pay-off. These loans are reported at their outstanding principal balances, net of any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the effective interest method. An ACLL is established for estimated credit losses in the loan portfolio. See Allowance for Credit Losses on Loans below for further policy discussion. See Note 4 for additional information on loans.
Nonaccrual Loans: Management considers a loan to be nonaccrual when it believes it will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest.
The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. The accrual of interest income for consumer loans is discontinued when loans reach specific delinquency levels. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.
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
Troubled Debt Restructurings (“Restructured Loans”): Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. As a result of the issuance of ASU 2022-02, any loans restructured prior to January 2023 were considered TDRs, but that designation was eliminated prospectively, resulting in comparable periods no longer being comparable. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. See Note 4 for additional information on restructured loans.
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
The Corporation applies a methodology that is designed to assess the appropriateness of the allowance for loan losses within the Corporation's loan segmentation. The methodology also focuses on the evaluation of several factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio using a dual risk rating system consisting of probability of default and loss given default models, which are based on loan grades for commercial loans and credit reports for consumer loans applied based on portfolio segmentation leveraging industry breakouts in commercial and industrial and property types in CRE for commercial loans and loan types for consumer loans, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the level of potential problem loans, the risk characteristics of the various classifications of loans, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect potential credit losses.
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
Management individually analyzes loans that do not share similar risk characteristics to other loans in the portfolio. Management has determined that commercial loan relationships over $500,000 that have nonaccrual status meet this definition. Probable TDRs are loans the Corporation has reviewed individually to determine whether there is a high likelihood that the loans will default and will require modification in the near future. Probable TDRs are classified as Pass, Special Mention, Potential Problem or Nonaccrual within the Corporation's credit quality analysis depending on the specific circumstances surrounding the individual credits. Accrued interest receivable on loans is excluded from the estimate of credit losses. The ACLL attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of expected loan loss is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity, auto finance, and other consumer, are collectively evaluated for impairment.

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
Premises and Equipment and Software
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease terms, including extension options which the Corporation has determined are reasonably certain to be exercised, or the estimated useful lives of the improvements. Software, included in other assets on the consolidated balance sheets, is amortized on a straight-line basis over the contract terms or the estimated useful life of the software. See Note 6 for additional information on premises and equipment.
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
Goodwill is evaluated for impairment on an annual basis, or whenever events or changes in circumstances indicate the fair value of a reporting unit is below its carrying amount. The impairment testing process is conducted by assigning net assets and goodwill to each reporting unit. An initial qualitative evaluation is made to assess the likelihood of impairment and determine whether further quantitative testing to calculate the fair value is necessary. When the qualitative evaluation indicates that impairment is more likely than not, quantitative testing is required whereby the fair value of each reporting unit is calculated and compared to the recorded book value, “step one.” If the calculated fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of a reporting unit exceeds its calculated fair value, an impairment charge is assessed, limited to the amount of goodwill allocated to that reporting unit. See Note 5 for additional information on goodwill and other intangible assets.
Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale of loans, MSRs assets are capitalized and recorded at the current fair value of future net cash flows expected to be realized for performing servicing activities. The Corporation has made the irrevocable election to account for its MSRs asset under the fair value measurement method. Under this methodology, changes in the fair value are recognized in earnings as they occur through mortgage banking, net on the consolidated statements of income.
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
Prior to January 1, 2022 and the irrevocable election to account for MSRs under fair value, upon sale of loans, MSRs assets were capitalized and recorded at the current fair value of future net cash flows expected to be realized for performing servicing activities. MSRs, when purchased, are initially recorded at fair value. As the Corporation had not elected to subsequently measure any class of servicing assets under the fair value measurement method, the Corporation followed the amortization method. MSRs were amortized in proportion to and over the period of estimated net servicing income, and assessed for impairment at each reporting date. MSRs were carried at the lower of the initial capitalized amount, net of accumulated amortization, or estimated fair value, on the consolidated balance sheets.
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
Derivative and Hedging Activities
Derivative instruments, including derivative instruments embedded in other contracts, are carried at fair value on the consolidated balance sheets. Changes in the fair value are recorded to earnings or accumulated other comprehensive income, as appropriate. On the date the derivative contract is entered into, the Corporation designates the derivative as a fair value hedge

(i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a free-standing derivative instrument. For a derivative designated as a fair value hedge, the changes in the fair value of the derivative instrument and the changes in the fair value of the hedged asset or liability are recognized in current period earnings as an increase or decrease to the carrying value of the hedged item on the balance sheet and in the related income statement account. For a derivative designated as a cash flow hedge, amounts within accumulated other comprehensive income are reclassified into earnings in the period the hedged item affects earnings. For a derivative designated as a free-standing derivative instrument, changes in fair value are reported in capital markets, net on the consolidated statements of income. The free-standing derivative instruments included: interest rate risk management, foreign currency exchange solutions, and until early 2022, commodity hedging.
The Corporation is exposed to counterparty credit risk, which is the risk that counterparties to the derivative contracts fail to fulfill contractual obligations. If a counterparty fails to perform, the Corporation's counterparty credit risk is equal to the amount reported as a derivative asset on our balance sheet. The Corporation uses master netting arrangements to mitigate counterparty credit risk in derivative transactions. To the extent the derivatives are subject to master netting arrangements, the Corporation takes into account the impact of master netting arrangements that allow the Corporation to settle all derivative contracts executed with the same counterparty on a net basis, and to offset the net derivative position with the related cash collateral and investment securities.
Federal regulations require the Corporation to clear and compound SOFR interest rate swaps through a clearing house, if possible. For derivatives cleared through central clearing houses, the variation margin payments are legally characterized as daily settlements of the derivative rather than collateral. The Corporation's clearing agent for interest rate derivative contracts that are centrally cleared through the Chicago Mercantile Exchange and the London Clearing House settles the variation margin daily. As a result, the variation margin payment and the related derivative instruments are considered a single unit of account for accounting and financial reporting purposes. Depending on the net position, the fair value is reported in other assets or accrued expenses and other liabilities on the consolidated balance sheets. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument.
The Corporation applied the shortcut method of accounting for certain derivatives that are designated as fair value hedges. This method permits the assumption of perfect effectiveness. The gains or losses on the derivative, and the offsetting losses or gains on the hedged item attributable to the hedged risk, are recognized in interest expense. These items, along with the net interest from the derivative, are reported in the same income statement line as the fixed-rate debt expense.
To assess effectiveness of the foreign currency exchange forward contracts that are designated as fair value hedges, the Corporation has elected to utilize the critical terms match method. Under the critical terms match method, if the hedging relationship meets certain criteria, it allows the Corporation to assume that the hedging relationship is perfectly effective, eliminating the quantitative aspect of assessing effectiveness. The gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in capital markets, net.
To assess effectiveness of interest rate swaps that are designated as cash flow hedges, the Corporation performs a quantitative analysis using a period by period regression method. When the relationship between the hedged item and hedging instrument is highly effective at achieving offsetting changes in cash flows attributable to the hedged risk, changes in the fair value of these cash flow hedges are recorded in accumulated other comprehensive income (loss) and are subsequently reclassified to interest income as interest payments are made on such variable rate loans. See Note 14 for additional information on derivatives and hedging activities.
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
Stock-Based Compensation
The fair value of restricted common stock awards is their fair market value on the date of grant. Performance awards are based on performance goals of earnings per share and total shareholder return, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income. See Note 11 for additional information on stock-based compensation.
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

Standard	Description	Date of adoption	Effect on financial statements
ASU 2023-02 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and must be applied on either a modified retrospective or a retrospective basis. Early adoption is permitted in any interim period, however if adopted in an interim period the entity shall adopt the amendments in this update as of the beginning of the fiscal year that includes the interim period.	1st Quarter 2024	Adoption of this amendment is not expected to have a material impact on the Corporation's current results of operation, financial position, liquidity or disclosures.
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Fiscal year 2024 and interim periods beginning in 1st quarter 2025	The Corporation is currently evaluating the impact on its results of operation, financial position, liquidity, and disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.	1st Quarter 2025	The Corporation is currently evaluating the impact on its disclosures.
Note 2 Acquisitions and Dispositions
Acquisitions:
The Corporation did not have any business acquisitions during 2021, 2022 or 2023.
Dispositions:
The Corporation did not have any business dispositions during 2022 or 2023.
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

Note 3 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets at the time of purchase. The amortized cost and fair values of AFS and HTM securities at December 31, 2023 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,984	$—	$(4,083)	$35,902
Obligations of state and political subdivisions (municipal securities)	94,008	23	(2,214)	91,817
Residential mortgage-related securities:
FNMA/FHLMC	1,274,052	294	(153,552)	1,120,794
GNMA	2,021,242	24,254	(2,822)	2,042,675
Commercial mortgage-related securities:
FNMA/FHLMC	18,691	—	(1,755)	16,937
GNMA	161,928	—	(7,135)	154,793
Asset backed securities:
FFELP	135,832	5	(1,862)	133,975
SBA	1,077	2	(28)	1,051
Other debt securities	3,000	—	(50)	2,950
Total AFS investment securities	$3,749,814	$24,579	$(173,501)	$3,600,892
HTM investment securities
U.S. Treasury securities	$999	$—	$(36)	$963
Obligations of state and political subdivisions (municipal securities)	1,682,473	5,638	(134,053)	1,554,059
Residential mortgage-related securities:
FNMA/FHLMC	941,973	27,007	(164,587)	804,393
GNMA	48,979	92	(2,901)	46,170
Private-label	345,083	9,796	(65,372)	289,507
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	12,699	(160,781)	632,914
GNMA	59,733	386	(7,500)	52,619
Total HTM investment securities	$3,860,235	$55,619	$(535,230)	$3,380,624

The amortized cost and fair values of AFS and HTM securities at December 31, 2022 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$124,441	$—	$(15,063)	$109,378
Agency securities	15,000	—	(1,468)	13,532
Obligations of state and political subdivisions (municipal securities)	235,693	96	(5,074)	230,714
Residential mortgage-related securities:
FNMA/FHLMC	1,820,642	404	(216,436)	1,604,610
GNMA	502,537	314	(5,255)	497,596
Commercial mortgage-related securities:
FNMA/FHLMC	19,038	—	(1,896)	17,142
GNMA	115,031	—	(4,569)	110,462
Asset backed securities:
FFELP	157,138	—	(5,947)	151,191
SBA	4,512	15	(51)	4,477
Other debt securities	3,000	—	(78)	2,922
Total AFS investment securities	$2,997,032	$830	$(255,837)	$2,742,025
HTM investment securities
U.S. Treasury securities	$999	$—	$(62)	$936
Obligations of state and political subdivisions (municipal securities)	1,732,351	1,994	(182,697)	1,551,647
Residential mortgage-related securities:
FNMA/FHLMC	961,231	31,301	(175,760)	816,771
GNMA	52,979	85	(3,436)	49,628
Private-label	364,728	11,697	(72,920)	303,505
Commercial mortgage-related securities:
FNMA/FHLMC	778,796	15,324	(178,281)	615,839
GNMA	69,369	577	(7,254)	62,691
Total HTM investment securities	$3,960,451	$60,978	$(620,411)	$3,401,018
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at December 31, 2023, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,395	$2,372	$6,099	$6,096
Due after one year through five years	42,606	38,464	52,391	52,328
Due after five years through ten years	64,728	62,839	157,279	153,795
Due after ten years	27,263	26,993	1,467,704	1,342,803
Total debt securities	136,992	130,669	1,683,472	1,555,022
Residential mortgage-related securities:
FNMA/FHLMC	1,274,052	1,120,794	941,973	804,393
GNMA	2,021,242	2,042,675	48,979	46,170
Private-label	—	—	345,083	289,507
Commercial mortgage-related securities:
FNMA/FHLMC	18,691	16,937	780,995	632,914
GNMA	161,928	154,793	59,733	52,619
Asset backed securities:
FFELP	135,832	133,975	—	—
SBA	1,077	1,051	—	—
Total investment securities	$3,749,814	$3,600,892	$3,860,235	$3,380,624
Ratio of fair value to amortized cost		96.0%		87.6%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2023:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	760,329	915,303	5,687	1,155	1,682,473
Residential mortgage-related securities:
FNMA/FHLMC	941,973	—	—	—	941,973
GNMA	48,979	—	—	—	48,979
Private-label	345,083	—	—	—	345,083
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	—	—	—	780,995
GNMA	59,733	—	—	—	59,733
Total HTM securities	$2,938,090	$915,303	$5,687	$1,155	$3,860,235
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2022:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	806,529	917,059	7,604	1,158	1,732,351
Residential mortgage-related securities:
FNMA/FHLMC	961,231	—	—	—	961,231
GNMA	52,979	—	—	—	52,979
Private-label	364,728	—	—	—	364,728
Commercial mortgage-related securities:
FNMA/FHLMC	778,796	—	—	—	778,796
GNMA	69,369	—	—	—	69,369
Total HTM securities	$3,034,630	$917,059	$7,604	$1,158	$3,960,451
The following table summarizes gross realized gains and losses on AFS securities, the gain on sale and net write-up of equity securities, and proceeds from the sale of AFS investment securities for each of the three years ended December 31 shown below:

($ in thousands)	2023	2022	2021
Gross realized gains on AFS securities	$83	$21	$421
Gross realized (losses) on AFS securities	(65,022)	(1,943)	(437)
Gain on sale and net write-up of equity securities	6,037	5,668	—
Investment securities gains (losses), net	$(58,903)	$3,746	$(16)
Proceeds from sales of AFS investment securities	$715,066	$110,177	$158,708
During the fourth quarter of 2023, the Corporation sold lower yielding AFS securities with a carrying value of $715 million at a net loss of $65 million and reinvested the proceeds in higher yielding and lower risk-weighted GNMA securities. Additionally, during the fourth quarter of 2023, the Corporation sold 1,000 shares of its Visa Class B restricted shares and wrote up its remaining shares based on that market price, resulting in a gain of $6 million.
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
Investment securities with a carrying value of $1.6 billion at December 31, 2023 and $2.3 billion at December 31, 2022 were pledged as required to secure certain deposits or for other purposes.

Accrued interest receivable on HTM securities totaled $18 million and $19 million at December 31, 2023 and 2022, respectively. Accrued interest receivable on AFS securities totaled $15 million and $9 million at December 31, 2023 and 2022, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets. There was no interest income reversed for investments going into nonaccrual for the years ended December 31, 2023 and 2022.
A security is considered past due once it is 30 days past due under the terms of the agreement. At both December 31, 2023 and 2022, the Corporation had no past due HTM securities.
The allowance for credit losses on HTM securities was approximately $75,000 and $54,000 at December 31, 2023 and 2022, respectively, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.
The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2023:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	1	$(4,083)	$35,902	$(4,083)	$35,902
Obligations of state and political subdivisions (municipal securities)	41	(347)	23,762	92	(1,867)	53,022	(2,214)	76,784
Residential mortgage-related securities:
FNMA/FHLMC	18	(333)	22,870	71	(153,219)	1,080,337	(153,552)	1,103,207
GNMA	13	(924)	156,847	5	(1,898)	26,643	(2,822)	183,490
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,755)	16,937	(1,755)	16,937
GNMA	9	(3,160)	103,055	22	(3,975)	51,738	(7,135)	154,793
Asset backed securities:
FFELP	—	—	—	14	(1,862)	125,339	(1,862)	125,339
SBA	—	—	—	5	(28)	761	(28)	761
Other debt securities	1	(9)	991	2	(42)	1,958	(50)	2,950
Total	82	$(4,773)	$307,527	213	$(168,728)	$1,392,635	$(173,501)	$1,700,162
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(36)	$963	$(36)	$963
Obligations of state and political subdivisions (municipal securities)	182	(1,535)	180,270	537	(132,518)	792,940	(134,053)	973,210
Residential mortgage-related securities:
FNMA/FHLMC	20	(511)	30,323	94	(164,076)	771,042	(164,587)	801,365
GNMA	2	(17)	2,128	78	(2,884)	34,626	(2,901)	36,754
Private-label	—	—	—	18	(65,372)	289,507	(65,372)	289,507
Commercial mortgage-related securities:
FNMA/FHLMC	1	(121)	8,144	44	(160,660)	624,770	(160,781)	632,914
GNMA	—	—	—	13	(7,500)	52,619	(7,500)	52,619
Total	205	$(2,184)	$220,865	785	$(533,046)	$2,566,468	$(535,230)	$2,787,333

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at December 31, 2023 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. The Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $143 million and $209 million at December 31, 2023 and 2022, respectively. The Corporation had Federal Reserve Bank stock of $87 million at both December 31, 2023 and 2022. Accrued interest receivable on FHLB stock totaled $4 million and $3 million at December 31, 2023 and 2022, respectively. There was no accrued interest receivable on Federal Reserve Bank stock at both December 31, 2023 and December 31, 2022. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. At December 31, 2023 and 2022, the Corporation had equity securities with readily determinable fair values of $7 million and $6 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values, which primarily consists of Visa Class B restricted shares and an investment in a private SBA loan fund, was carried at $35 million and $19 million at December 31, 2023 and 2022, respectively.
Note 4 Loans
The period end loan composition was as follows:

($ in thousands)	Dec 31, 2023	Dec 31, 2022
Commercial and industrial	$9,731,555	$9,759,454
Commercial real estate - owner occupied	1,061,700	991,722
Commercial and business lending	10,793,255	10,751,176
Commercial real estate - investor	5,124,245	5,080,344
Real estate construction	2,271,398	2,155,222
Commercial real estate lending	7,395,644	7,235,565
Total commercial	18,188,898	17,986,742
Residential mortgage	7,864,891	8,511,550
Auto finance	2,256,162	1,382,073
Home equity	628,526	624,353
Other consumer	277,740	294,851
Total consumer	11,027,319	10,812,828
Total loans	$29,216,218	$28,799,569
Accrued interest receivable on loans totaled $132 million at December 31, 2023, and $113 million at December 31, 2022, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received is reversed against interest income when a loan is placed on nonaccrual. The amount of accrued interest reversed totaled $2 million for the year ended December 31, 2023, approximately $491,000 for the year ended December 31, 2022, and approximately $574,000 for the year ended December 31, 2021.
The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

($ in thousands)	2023	2022
Balance at beginning of year	$3,376	$45,245
New loans	2,564	2,656
Repayments	(253)	(1,416)
Change due to status of executive officers and directors	(280)	(43,110)
Balance at end of year	$5,406	$3,376

The following table presents loans by credit quality indicator by origination year at December 31, 2023:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$1,380	$1,693,629	$1,736,617	$2,877,173	$1,824,362	$398,046	$383,695	$449,006	$9,362,529
Special mention	—	21,779	4,017	46,610	8,525	3,529	—	25,341	109,801
Potential problem	804	81,543	10,515	39,748	47,279	17,732	94	291	197,202
Nonaccrual	6,414	—	13,317	14,188	33,891	627	—	—	62,022
Commercial and industrial	$8,598	$1,796,951	$1,764,466	$2,977,719	$1,914,057	$419,934	$383,789	$474,638	$9,731,555
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$15,393	$204,039	$188,003	$239,218	$136,535	$135,730	$92,339	$1,011,259
Special mention	—	271	—	—	6,150	2,635	—	1,293	10,349
Potential problem	—	292	14,735	2,791	6,416	8,537	3,086	2,841	38,699
Nonaccrual	—	—	1,394	—	—	—	—	—	1,394
Commercial real estate - owner occupied	$—	$15,957	$220,168	$190,794	$251,783	$147,708	$138,816	$96,473	$1,061,700
Commercial and business lending:
Risk rating:
Pass	$1,380	$1,709,023	$1,940,657	$3,065,177	$2,063,580	$534,581	$519,426	$541,345	$10,373,788
Special mention	—	22,050	4,017	46,610	14,675	6,164	—	26,634	120,150
Potential problem	804	81,836	25,250	42,539	53,695	26,269	3,180	3,132	235,900
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	—	63,416
Commercial and business lending	$8,598	$1,812,909	$1,984,635	$3,168,514	$2,165,840	$567,642	$522,606	$571,111	$10,793,255
Commercial real estate - investor:
Risk rating:
Pass	$—	$155,109	$1,263,866	$1,266,866	$1,080,425	$471,371	$358,996	$239,230	$4,835,865
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Potential problem	—	—	106,002	50,152	15,000	983	—	24,025	196,163
Commercial real estate - investor	$—	$155,611	$1,374,116	$1,342,492	$1,121,633	$472,355	$388,768	$269,269	$5,124,245
Real estate construction:
Risk rating:
Pass	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,954	$2,271,392
Nonaccrual	—	—	—	—	—	—	—	6	6
Real estate construction	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,960	$2,271,398
Commercial real estate lending:
Risk rating:
Pass	$—	$178,416	$1,686,143	$2,443,474	$1,628,250	$559,052	$364,737	$247,184	$7,107,256
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Potential problem	—	—	106,002	50,152	15,000	983	—	24,025	196,163
Nonaccrual	—	—	—	—	—	—	—	6	6
Commercial real estate lending	$—	$178,918	$1,796,393	$2,519,100	$1,669,458	$560,035	$394,508	$277,230	$7,395,644
Total commercial:
Risk rating:
Pass	$1,380	$1,887,439	$3,626,800	$5,508,651	$3,691,830	$1,093,633	$884,162	$788,529	$17,481,044
Special mention	—	22,552	8,265	72,084	40,882	6,164	29,772	32,648	212,368
Potential problem	804	81,836	131,253	92,691	68,695	27,253	3,180	27,157	432,063
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	6	63,422
Total commercial	$8,598	$1,991,827	$3,781,028	$5,687,614	$3,835,298	$1,127,677	$917,114	$848,341	$18,188,898
Residential mortgage:
Risk rating:
Pass	$—	$—	$352,321	$1,617,409	$2,110,577	$1,414,186	$647,778	$1,650,542	$7,792,813
Special mention	—	—	—	—	—	—	95	57	152
Potential problem	—	—	490	93	—	—	174	26	784
Nonaccrual	—	—	1,425	9,567	9,259	10,397	6,628	33,865	71,142
Residential mortgage	$—	$—	$354,236	$1,627,070	$2,119,836	$1,424,583	$654,675	$1,684,490	$7,864,891

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Auto finance:
Risk rating:
Pass	$—	$—	$1,218,820	$952,912	$75,209	$163	$456	$132	$2,247,691
Special mention	—	—	619	1,850	205	—	—	—	2,674
Nonaccrual	—	—	1,032	4,332	430	—	3	—	5,797
Auto finance	$—	$—	$1,220,471	$959,094	$75,844	$163	$458	$132	$2,256,162
Home equity:
Risk rating:
Pass	$8,703	$521,000	$1,678	$29,863	$6,084	$2,327	$4,891	$53,350	$619,192
Special mention	179	200	—	87	—	29	15	378	708
Potential problem	10	75	10	—	—	—	33	—	118
Nonaccrual	1,302	160	29	495	132	144	368	7,180	8,508
Home equity	$10,195	$521,434	$1,717	$30,445	$6,217	$2,500	$5,308	$60,907	$628,526
Other consumer:
Risk rating:
Pass	$121	$198,214	$6,419	$3,732	$2,658	$1,127	$460	$64,121	$276,731
Special mention	26	843	9	—	3	20	—	6	881
Nonaccrual	27	71	10	1	6	2	8	29	128
Other consumer	$174	$199,129	$6,438	$3,733	$2,668	$1,149	$468	$64,156	$277,740
Total consumer:
Risk rating:
Pass	$8,824	$719,213	$1,579,238	$2,603,916	$2,194,529	$1,417,802	$653,584	$1,768,145	$10,936,428
Special mention	205	1,043	628	1,936	208	49	110	441	4,416
Potential problem	10	75	500	93	—	—	207	26	901
Nonaccrual	1,330	231	2,496	14,396	9,827	10,544	7,007	41,073	85,574
Total consumer	$10,369	$720,563	$1,582,862	$2,620,341	$2,204,564	$1,428,395	$660,909	$1,809,685	$11,027,319
Total loans:
Risk rating:
Pass	$10,204	$2,606,652	$5,206,038	$8,112,567	$5,886,359	$2,511,435	$1,537,747	$2,556,674	$28,417,472
Special mention	205	23,595	8,893	74,020	41,091	6,213	29,882	33,089	216,784
Potential problem	814	81,910	131,753	92,784	68,695	27,253	3,387	27,183	432,965
Nonaccrual	7,744	231	17,206	28,584	43,718	11,170	7,007	41,080	148,997
Total loans	$18,966	$2,712,389	$5,363,890	$8,307,956	$6,039,862	$2,556,071	$1,578,023	$2,658,026	$29,216,218
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2022:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$1,423	$1,938,777	$3,245,546	$2,367,008	$567,833	$573,120	$330,642	$432,906	$9,455,833
Special mention	—	93,209	3,411	23,607	—	—	19	32,497	152,744
Potential problem	447	24,549	41,400	4,193	21,887	38,169	218	6,133	136,549
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and industrial	$5,796	$2,056,535	$3,295,567	$2,394,809	$598,839	$611,289	$330,879	$471,535	$9,759,454
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$12,447	$211,645	$225,627	$163,965	$160,370	$73,487	$97,420	$944,961
Special mention	—	—	—	—	1,136	1,491	9,713	—	12,339
Potential problem	—	1,325	1,238	11,141	5,523	10,769	370	4,055	34,422
Commercial real estate - owner occupied	$—	$13,772	$212,883	$236,769	$170,624	$172,630	$83,570	$101,475	$991,722
Commercial and business lending:
Risk rating:
Pass	$1,423	$1,951,224	$3,457,191	$2,592,636	$731,798	$733,490	$404,129	$530,326	$10,400,794
Special mention	—	93,209	3,411	23,607	1,136	1,491	9,732	32,497	165,083
Potential problem	447	25,874	42,638	15,335	27,410	48,938	589	10,188	170,971
Nonaccrual	3,926	—	5,210	—	9,119	—	—	—	14,329
Commercial and business lending	$5,796	$2,070,307	$3,508,450	$2,631,578	$769,463	$783,919	$414,449	$573,010	$10,751,176
Commercial real estate - investor:
Risk rating:
Pass	$38,412	$106,280	$1,633,094	$1,419,000	$683,121	$530,444	$262,858	$210,299	$4,845,096
Special mention	—	—	61,968	24,149	7,361	9,400	—	10,455	113,333
Potential problem	—	—	16,147	21,303	27,635	1,333	19,017	7,099	92,535
Nonaccrual	—	—	2,177	25,668	—	—	—	1,535	29,380
Commercial real estate - investor	$38,412	$106,280	$1,713,387	$1,490,120	$718,117	$541,177	$281,875	$229,387	$5,080,344
Real estate construction:
Risk rating:
Pass	$—	$29,892	$900,593	$913,107	$241,230	$12,062	$2,226	$9,775	$2,108,885
Special mention	—	—	—	—	12,174	33,087	—	—	45,261
Potential problem	—	—	—	—	970	—	—	—	970
Nonaccrual	—	—	—	—	—	—	—	105	105
Real estate construction	$—	$29,892	$900,593	$913,107	$254,374	$45,149	$2,226	$9,880	$2,155,222
Commercial real estate lending:
Risk rating:
Pass	$38,412	$136,173	$2,533,687	$2,332,107	$924,351	$542,505	$265,083	$220,073	$6,953,981
Special mention	—	—	61,968	24,149	19,535	42,487	—	10,455	158,595
Potential problem	—	—	16,147	21,303	28,605	1,333	19,017	7,099	93,505
Nonaccrual	—	—	2,177	25,668	—	—	—	1,640	29,485
Commercial real estate lending	$38,412	$136,173	$2,613,980	$2,403,227	$972,492	$586,326	$284,101	$239,267	$7,235,565
Total commercial:
Risk rating:
Pass	$39,835	$2,087,396	$5,990,879	$4,924,743	$1,656,149	$1,275,996	$669,213	$750,399	$17,354,774
Special mention	—	93,209	65,379	47,756	20,671	43,978	9,732	42,952	323,677
Potential problem	447	25,874	58,785	36,638	56,016	50,271	19,606	17,287	264,476
Nonaccrual	3,926	—	7,387	25,668	9,119	—	—	1,640	43,814
Total commercial	$44,208	$2,206,480	$6,122,430	$5,034,805	$1,741,955	$1,370,245	$698,550	$812,278	$17,986,742

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2022	2021	2020	2019	2018	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$1,410,566	$2,184,125	$1,716,663	$817,164	$370,724	$1,951,406	$8,450,648
Special mention	—	—	—	284	96	—	—	63	444
Potential problem	—	—	455	71	—	738	29	685	1,978
Nonaccrual	—	—	8,506	3,851	6,219	3,744	5,014	31,145	58,480
Residential mortgage	$—	$—	$1,419,527	$2,188,332	$1,722,979	$821,645	$375,768	$1,983,299	$8,511,550
Auto finance:
Risk rating:
Pass	$—	$—	$1,271,205	$106,102	$333	$1,267	$446	$61	$1,379,414
Special mention	—	—	1,052	118	—	—	—	—	1,170
Nonaccrual	—	—	1,149	331	—	9	—	—	1,490
Auto finance	$—	$—	$1,273,406	$106,551	$333	$1,276	$446	$61	$1,382,073
Home equity:
Risk rating:
Pass	$7,254	$508,212	$31,389	$6,508	$2,112	$6,197	$6,966	$54,827	$616,211
Special mention	47	102	—	—	—	—	47	310	458
Potential problem	—	15	—	—	—	34	2	146	197
Nonaccrual	1,590	—	306	102	131	307	319	6,322	7,487
Home equity	$8,891	$508,329	$31,695	$6,610	$2,243	$6,538	$7,333	$61,605	$624,353
Other consumer:
Risk rating:
Pass	$64	$199,942	$7,429	$5,256	$2,468	$1,238	$174	$77,611	$294,117
Special mention	6	490	11	—	5	5	—	25	537
Nonaccrual	78	56	11	21	10	56	10	34	197
Other consumer	$147	$200,488	$7,452	$5,276	$2,482	$1,300	$184	$77,670	$294,851
Total consumer:
Risk rating:
Pass	$7,318	$708,154	$2,720,589	$2,301,991	$1,721,576	$825,866	$378,310	$2,083,904	$10,740,390
Special mention	52	592	1,063	403	101	5	47	398	2,609
Potential problem	—	15	455	71	—	772	31	831	2,175
Nonaccrual	1,668	56	9,973	4,304	6,360	4,116	5,343	37,501	67,654
Total consumer	$9,038	$708,817	$2,732,080	$2,306,769	$1,728,037	$830,759	$383,731	$2,122,635	$10,812,828
Total loans:
Risk rating:
Pass	$47,152	$2,795,551	$8,711,468	$7,226,734	$3,377,725	$2,101,861	$1,047,522	$2,834,303	$28,095,164
Special mention	52	93,801	66,443	48,159	20,772	43,983	9,778	43,350	326,286
Potential problem	447	25,889	59,240	36,709	56,016	51,043	19,637	18,118	266,651
Nonaccrual	5,595	56	17,360	29,972	15,479	4,116	5,343	39,141	111,467
Total loans	$53,246	$2,915,297	$8,854,510	$7,341,574	$3,469,992	$2,201,004	$1,082,280	$2,934,912	$28,799,569
(a) Revolving loans converted to term loans are those reported during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year at December 31, 2023:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$4,130	$717	$9,594	$25,270	$5,958	$—	$18	$45,687
Commercial real estate-owner occupied	—	—	—	—	—	25	—	25
Commercial and business lending	4,130	717	9,594	25,270	5,958	25	18	45,713
Commercial real estate-investor	—	—	—	—	—	—	252	252
Real estate construction	—	—	—	—	—	—	25	25
Commercial real estate lending	—	—	—	—	—	—	277	277
Total commercial	4,130	717	9,594	25,270	5,958	25	295	45,989
Residential mortgage	—	2	32	42	148	5	723	952
Auto finance	—	795	4,524	626	—	5	—	5,950
Home equity	53	21	3	31	—	22	294	424
Other consumer	4,884	—	72	124	131	72	170	5,453
Total consumer	4,937	818	4,630	823	279	105	1,187	12,779
Total gross charge offs	$9,068	$1,535	$14,224	$26,093	$6,237	$130	$1,482	$58,768
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

The following table presents loans by past due status at December 31, 2023:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$9,663,587	$5,374	$191	$380	$62,022	$9,731,555
Commercial real estate - owner occupied	1,059,948	—	358	—	1,394	1,061,700
Commercial and business lending	10,723,536	5,374	549	380	63,416	10,793,255
Commercial real estate - investor	5,086,117	—	18,697	19,432	—	5,124,245
Real estate construction	2,271,392	—	—	—	6	2,271,398
Commercial real estate lending	7,357,509	—	18,697	19,432	6	7,395,644
Total commercial	18,081,044	5,374	19,246	19,812	63,422	18,188,898
Residential mortgage	7,780,304	13,294	152	—	71,142	7,864,891
Auto finance	2,232,906	14,712	2,674	73	5,797	2,256,162
Home equity	615,810	3,500	708	—	8,508	628,526
Other consumer	273,644	1,233	932	1,803	128	277,740
Total consumer	10,902,664	32,739	4,467	1,876	85,574	11,027,319
Total loans	$28,983,708	$38,113	$23,712	$21,689	$148,997	$29,216,218
(a) Of the total nonaccrual loans, $80 million, or 53%, were current with respect to payment at December 31, 2023.
(b) No interest income was recognized on nonaccrual loans for the year ended December 31, 2023. In addition, there were $23 million of nonaccrual loans for which there was no related ACLL at December 31, 2023.
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
Loan Modifications and Troubled Debt Restructurings
Under ASU 2022-02, effective January 1, 2023, loan modifications are reported if concessions have been granted to borrowers that are experiencing financial difficulty. Information on these loan modifications originated after the effective date is presented according to the new accounting guidance. Reporting periods prior to the adoption of ASU 2022-02 present information on TDRs under the previous disclosure requirements. See Note 1 for the Corporation's accounting policy for loan modifications and TDRs.
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the twelve months ended December 31, 2023. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at December 31, 2023.

Interest Rate Concession
($ in thousands)	Amortized Cost
Commercial and industrial	$306
Auto	255
Home equity	77
Other consumer	1,449
Total loans modified	$2,087

Term Extension
($ in thousands)	Amortized Cost
Residential mortgage	$208
Home equity	25
Total loans modified	$233

Combination - Interest Rate Concession and Term Extension
($ in thousands)	Amortized Cost
Residential mortgage	$865
Home equity	339
Total loans modified	$1,204

The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans as of December 31, 2023:

Interest Rate Concession
Loan Type	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
Commercial and industrial	(19)%
Residential mortgage	1%
Auto	(9)%
Home equity	—%
Other consumer	(21)%
Weighted average of total loans modified	(11)%
(a) Due to market conditions, some interest rate concessions on floating rate loans may involve an increase in rate that was lower in comparison to the rate of increase for floating rate loans not modified.

Term Extension
Loan Type	Financial Effect, Weighted Average Term Increase(a)
Residential mortgage	65 months
Home equity	85 months
Weighted average of total loans modified	71 months
(a) During the twelve months ended December 31, 2023, term extensions changed the weighted average term on modified loans from 175 to 245 months.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended December 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Commercial and industrial	$306	$—	$—	$—
Residential mortgage	405	—	—	668
Auto	218	36	—	—
Home equity	258	47	—	137
Other consumer	1,449	—	—	—
Total loans modified	$2,636	$83	$—	$805
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months and subsequently had a payment default, as of December 31, 2023:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Residential mortgage	$—	$208	$248
Home equity	—	—	27
Total loans modified	$—	$208	$275

The following table presents nonaccrual and performing restructured loans by loan portfolio at December 31, 2022, prior to the adoption of ASU 2022-02:

	December 31, 2022
($ in thousands)	Performing Restructured Loans	Nonaccrual Restructured Loans(a)
Commercial and industrial	$12,453	$—
Commercial real estate - owner occupied	316	—
Commercial real estate - investor	128	2,074
Real estate construction	195	9
Residential mortgage	16,829	17,117
Home equity	2,148	927
Other consumer	798	—
Total restructured loans	$32,868	$20,127
(a) Nonaccrual restructured loans have been included within nonaccrual loans.
The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance at December 31, 2022:

	December 31, 2022
($ in thousands)	Number of Loans	Recorded Investment(a)	Unpaid Principal Balance(b)
Commercial and industrial	2	$281	$281
Residential mortgage	55	10,557	10,777
Home equity	15	531	557
Total loans modified	72	$11,370	$11,616
(a) Represents post-modification outstanding recorded investment.
(b) Represents pre-modification outstanding recorded investment.
For the year ended December 31, 2022, restructured loan modifications of commercial loans primarily included maturity date extensions and payment schedule modifications. Restructured loan modifications of consumer loans for the year ended December 31, 2022 primarily included maturity date extensions, interest rate concessions, non-reaffirmed Chapter 7 bankruptcies, or a combination of these concessions.
The following table provides the number of loans modified during the previous twelve months which subsequently defaulted during the year ended December 31, 2022, and the recorded investment in these restructured loans at the time of default as of December 31, 2022:

	December 31, 2022
($ in thousands)	Number of Loans	Recorded Investment
Residential mortgage	4	$1,178
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for December 31, 2023 was the Moody's baseline scenario from November 2023, which was reviewed against the December 31, 2023 baseline scenario with no material updates made, over a 2 year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See Note 1 for the Corporation's accounting policy on the ACLL. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 16 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2023:

($ in thousands)	Dec 31, 2022	Charge Offs	Recoveries	Net Charge Offs	Provision for Credit Losses	Dec 31, 2023	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$119,076	$(45,687)	$3,015	$(42,672)	$51,859	$128,263
Commercial real estate — owner occupied	9,475	(25)	11	(15)	1,150	10,610
Commercial and business lending	128,551	(45,713)	3,026	(42,687)	53,009	138,873
Commercial real estate — investor	54,398	(252)	3,016	2,763	10,697	67,858
Real estate construction	45,589	(25)	80	55	7,910	53,554
Commercial real estate lending	99,986	(277)	3,095	2,819	18,607	121,412
Total commercial	228,538	(45,989)	6,121	(39,868)	71,616	260,285
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961
Home equity	14,875	(424)	1,262	837	(310)	15,403
Other consumer	11,390	(5,453)	978	(4,475)	5,723	12,638
Total consumer	84,182	(12,779)	4,021	(8,758)	15,384	90,809
Total loans	$312,720	$(58,768)	$10,142	$(48,626)	$87,000	$351,094
Allowance for unfunded commitments
Commercial and industrial	$12,997	$—	$—	$—	$321	$13,319
Commercial real estate — owner occupied	103	—	—	—	46	149
Commercial and business lending	13,101	—	—	—	367	13,468
Commercial real estate — investor	710	—	—	—	(230)	480
Real estate construction	20,583	—	—	—	(3,558)	17,024
Commercial real estate lending	21,292	—	—	—	(3,788)	17,504
Total commercial	34,393	—	—	—	(3,421)	30,972
Home equity	2,699	—	—	—	(70)	2,629
Other consumer	1,683	—	—	—	(509)	1,174
Total consumer	4,382	—	—	—	(579)	3,803
Total loans	$38,776	$—	$—	$—	$(4,000)	$34,776
Allowance for credit losses on loans
Commercial and industrial	$132,073	$(45,687)	$3,015	$(42,672)	$52,181	$141,582	1.45%
Commercial real estate — owner occupied	9,579	(25)	11	(15)	1,195	10,759	1.01%
Commercial and business lending	141,652	(45,713)	3,026	(42,687)	53,376	152,341	1.41%
Commercial real estate — investor	55,108	(252)	3,016	2,763	10,467	68,338	1.33%
Real estate construction	66,171	(25)	80	55	4,351	70,578	3.11%
Commercial real estate lending	121,279	(277)	3,095	2,819	14,819	138,916	1.88%
Total commercial	262,931	(45,989)	6,121	(39,868)	68,195	291,257	1.60%
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808	0.48%
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961	1.11%
Home equity	17,574	(424)	1,262	837	(380)	18,032	2.87%
Other consumer	13,073	(5,453)	978	(4,475)	5,214	13,812	4.97%
Total consumer	88,565	(12,779)	4,021	(8,758)	14,805	94,613	0.86%
Total loans	$351,496	$(58,768)	$10,142	$(48,626)	$83,000	$385,870	1.32%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2022:

($ in thousands)	Dec 31, 2021	Charge Offs	Recoveries	Net Charge Offs	Provision for Credit Losses	Dec 31, 2022	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$89,857	$(4,491)	$5,282	$791	$28,428	$119,076
Commercial real estate — owner occupied	11,473	—	13	13	(2,011)	9,475
Commercial and business lending	101,330	(4,491)	5,295	804	26,418	128,551
Commercial real estate — investor	72,803	(50)	50	—	(18,405)	54,398
Real estate construction	37,643	(48)	106	58	7,887	45,589
Commercial real estate lending	110,446	(98)	156	58	(10,518)	99,986
Total commercial	211,776	(4,588)	5,451	862	15,900	228,538
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619
Home equity	14,011	(587)	1,385	798	66	14,875
Other consumer	11,441	(3,363)	1,010	(2,353)	2,301	11,390
Total consumer	68,239	(5,558)	3,401	(2,157)	18,100	84,182
Total loans	$280,015	$(10,146)	$8,852	$(1,294)	$34,000	$312,720
Allowance for unfunded commitments
Commercial and industrial	$18,459	$—	$—	$—	$(5,462)	$12,997
Commercial real estate — owner occupied	208	—	—	—	(105)	103
Commercial and business lending	18,667	—	—	—	(5,566)	13,101
Commercial real estate — investor	936	—	—	—	(226)	710
Real estate construction	15,586	—	—	—	4,997	20,583
Commercial real estate lending	16,522	—	—	—	4,770	21,292
Total commercial	35,189	—	—	—	(796)	34,393
Home equity	2,592	—	—	—	107	2,699
Other consumer	1,995	—	—	—	(311)	1,683
Total consumer	4,587	—	—	—	(204)	4,382
Total loans	$39,776	$—	$—	$—	$(1,000)	$38,776
Allowance for credit losses on loans
Commercial and industrial	$108,316	$(4,491)	$5,282	$791	$22,967	$132,073	1.35%
Commercial real estate — owner occupied	11,681	—	13	13	(2,115)	9,579	0.97%
Commercial and business lending	119,997	(4,491)	5,295	804	20,852	141,652	1.32%
Commercial real estate — investor	73,739	(50)	50	—	(18,631)	55,108	1.08%
Real estate construction	53,229	(48)	106	58	12,884	66,171	3.07%
Commercial real estate lending	126,968	(98)	156	58	(5,748)	121,279	1.68%
Total commercial	246,965	(4,588)	5,451	862	15,104	262,931	1.46%
Residential mortgage	40,787	(567)	908	341	(2,830)	38,298	0.45%
Auto finance	1,999	(1,041)	98	(943)	18,563	19,619	1.42%
Home equity	16,603	(587)	1,385	798	173	17,574	2.81%
Other consumer	13,436	(3,363)	1,010	(2,353)	1,990	13,073	4.43%
Total consumer	72,825	(5,558)	3,401	(2,157)	17,896	88,565	0.82%
Total loans	$319,791	$(10,146)	$8,852	$(1,294)	$33,000	$351,496	1.22%
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
The Corporation conducted its most recent annual impairment testing in May 2023, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the KBW Nasdaq Regional Banking Index (KRX), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2023 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2023, 2022, or 2021.
The Corporation had goodwill of $1.1 billion at both December 31, 2023 and 2022.
Other Intangible Assets
The Corporation has CDIs and historically had other intangible assets, both of which are amortized. For CDIs and other intangibles, changes in the gross carrying amount, accumulated amortization, and net book value were as follows:

($ in thousands)	2023	2022	2021
Core deposit intangibles
Gross carrying amount at the beginning of the year	$88,109	$88,109	$88,109
Accumulated amortization	(47,638)	(38,827)	(30,016)
Net book value	$40,471	$49,282	$58,093
Amortization during the year	$8,811	$8,811	$8,811
Other intangibles
Gross carrying amount at the beginning of the year	$—	$—	$2,000
Reductions due to sale	—	—	(1,317)
Accumulated amortization	—	—	(683)
Net book value	$—	$—	$—
Amortization during the year	$—	$—	$33
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the years ended December 31, 2023 and 2022 is as follows:

($ in thousands)	2023	2022
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$77,351	$54,862
Cumulative effect of accounting methodology change	N/A	2,296
Balance at beginning of period, adjusted	$77,351	$57,158
Additions	3,564	7,279
Paydowns	(7,185)	(9,350)
Valuation:
Change in fair value model assumptions	8,881	5,715
Changes in fair value of asset	1,778	16,549
Mortgage servicing rights at end of period	$84,390	$77,351
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)(a)	$7,364,492	$6,711,820
Mortgage servicing rights to servicing portfolio(a)	1.15%	1.15%
(a) During the fourth quarter of 2023, the Corporation transferred $969 million of residential mortgages into held for sale and subsequently sold them for $844 million. After sale, the servicing has been retained for a short period until full servicing can be transferred to the purchaser.
Prior to January 1, 2022, the Corporation accounted for its MSRs under the amortization methodology. See Note 1 for the Corporation’s accounting policy for MSRs when they were still under the amortization methodology.

A summary of changes in the balance of the MSRs asset and the MSRs valuation allowance under the amortization methodology for the year ended December 31, 2021 is as follows:

($ in thousands)	2021
Mortgage servicing rights
Mortgage servicing rights at beginning of year	$59,967
Additions	16,151
Amortization	(19,436)
Mortgage servicing rights at end of year	$56,682
Valuation allowance at beginning of year	(18,006)
(Additions) recoveries, net	16,186
Valuation allowance at end of year	(1,820)
Mortgage servicing rights, net	$54,862
Fair value of mortgage servicing rights	$57,259
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	6,994,834
Mortgage servicing rights, net to servicing portfolio	0.78%
Mortgage servicing rights expense(a)	$3,250
(a) Includes the amortization of mortgage servicing rights and additions / recoveries to the valuation allowance of mortgage servicing rights, and is a component of mortgage banking, net on the consolidated statements of income.
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2023. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Year ending December 31,
2024	$8,811	$10,555
2025	8,811	11,404
2026	8,811	10,710
2027	8,811	9,922
2028	3,485	9,005
Beyond 2028	1,742	32,794
Total estimated amortization expense and MSRs decay(a)	$40,471	$84,390
(a)Represents the decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
Note 6 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of premises and equipment at December 31, 2023 and 2022 is as follows:

			2023		2022
($ in thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$63,984	$—	$63,984	$65,516
Land improvements	3 – 20 years	21,659	10,409	11,250	10,074
Buildings and improvements	5 – 40 years	399,575	187,572	212,004	213,496
Computers and related equipment	4 – 8 years	57,265	46,420	10,845	12,606
Furniture, fixtures and other equipment	3 – 20 years	124,108	88,481	35,627	33,110
Operating leases	—	43,782	19,070	24,712	25,617
Leasehold improvements	2 – 20 years	39,607	25,051	14,556	16,487
Total premises and equipment		$749,981	$377,003	$372,978	$376,906
Depreciation and amortization of premises and equipment totaled $30 million for 2023, $31 million for 2022, and $33 million for 2021.

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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Twelve Months Ended December 31,
($ in thousands)	2023	2022	2021
Operating lease costs	$6,281	$6,812	$8,712
Finance lease costs	92	119	107
Operating lease cash flows	7,171	8,440	11,183
Finance lease cash flows	92	125	137
The lease classifications on the consolidated balance sheets were as follows:

	Consolidated Balance Sheets Category
($ in thousands)		December 31, 2023	December 31, 2022
Operating lease right-of-use asset	Premises and equipment	$24,712	$25,617
Finance lease right-of-use asset	Other assets	368	455
Operating lease liability	Accrued expenses and other liabilities	27,311	28,357
Finance lease liability	Other long-term funding	383	469
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	December 31, 2023			December 31, 2022
($ in thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Retail and corporate offices	$25,729	5.76	3.12%	$26,140	5.92	2.62%
Land	4,050	6.98	3.48%	4,766	7.59	3.14%
Equipment	408	2.50	4.62%	—	0.00	—%
Total operating leases	$30,187	5.88	3.19%	$30,906	6.17	2.70%
Finance leases
Retail and corporate offices	$394	4.25	1.32%	$485	5.25	1.32%
Total finance leases	$394	4.25	1.32%	$485	5.25	1.32%

Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
Twelve months ending December 31, 2024	$6,459	$93	$6,552
2025	5,628	93	5,721
2026	5,043	93	5,135
2027	4,373	93	4,465
2028	3,428	23	3,451
Beyond 2028	5,257	—	5,257
Total lease payments	$30,187	$394	$30,581
Less: interest	2,877	11	2,887
Present value of lease payments	$27,311	$383	$27,694
At December 31, 2023 and 2022, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $3 million and $13 million, respectively. The leases that had not yet commenced as of December 31, 2023 will commence between January 2024 and April 2025 with lease terms of 1 year to 7 years.
The Corporation conducts a portion of its business through certain facilities and equipment under non-cancelable operating leases. The Corporation also leases a subdivision of some of its facilities and receives rental income from such lease agreements. The approximate minimum annual rental payments and rental receipts under non-cancelable agreements and leases are as follows:

($ in thousands)	Payments	Receipts
2024	$6,352	$3,522
2025	5,436	3,854
2026	5,117	3,539
2027	4,447	3,146
2028	3,448	2,338
Beyond 2028	5,447	12,446
Total	$30,247	$28,843
Total rental expense from leases, net of lease income, totaled $2 million in 2023, $3 million in 2022, and $5 million in 2021.
Note 8 Deposits
The distribution of deposits at December 31, 2023 and 2022 are as follows:

($ in thousands)	2023	2022
Noninterest-bearing demand	$6,119,956	$7,760,811
Savings	4,835,701	4,604,848
Interest-bearing demand	8,843,967	7,100,727
Money market	6,330,453	8,239,610
Brokered CDs	4,447,479	541,916
Other time deposits	2,868,494	1,388,242
Total deposits	$33,446,049	$29,636,154
Time deposits in excess of $250,000 were $523 million and $282 million at December 31, 2023 and 2022, respectively.
Aggregate annual maturities of all time deposits at December 31, 2023, are as follows:

Maturities During Year Ending December 31,	($ in thousands)
2024	$7,100,729
2025	175,549
2026	20,680
2027	11,694
2028	7,315
Thereafter	5
Total	$7,315,973

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	December 31, 2023	December 31, 2022
Short-term funding
Federal funds purchased	$220,160	$344,170
Securities sold under agreements to repurchase	106,620	240,969
Federal funds purchased and securities sold under agreements to repurchase	326,780	585,139
Commercial paper	—	20,798
Total short-term funding	$326,780	$605,937
Long-term funding
Corporation subordinated notes, at par	$550,000	$250,000
Discount and capitalized costs	(7,748)	(544)
Subordinated debt fair value hedge(a)	(1,366)	(1,855)
Finance leases	383	469
Total long-term funding	$541,269	$248,071
Total short and long-term funding, excluding FHLB advances	$868,049	$854,007
FHLB advances
Short-term FHLB advances	$740,000	$3,125,000
Long-term FHLB advances	1,209,907	1,209,170
FHLB advances fair value hedge(a)	(9,713)	(14,308)
Total FHLB advances	$1,940,194	$4,319,861
Total short and long-term funding	$2,808,243	$5,173,869
(a) For additional information on the fair value hedges, see Note 14.
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At December 31, 2023, the Corporation had pledged securities valued at 191% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of December 31, 2023 and 2022 are presented in the following table:

	Overnight and Continuous
($ in thousands)	December 31, 2023	December 31, 2022
Repurchase agreements
Agency mortgage-related securities	$106,620	$240,969
Long-Term Funding
Subordinated Notes
In November 2014, the Corporation issued $250 million of 10-year subordinated notes, due January 2025, and callable October 2024. The subordinated notes have a fixed coupon interest rate of 4.25% and were issued at a discount.
In February 2023, the Corporation issued $300 million of 10-year subordinated notes, due March 1, 2033 and redeemable (i) on the reset date of March 1, 2028 and any interest payment date thereafter, (ii) at any time on or after the three month period prior to the maturity date, and (iii) upon the occurrence of a Regulatory Capital Treatment Event (as defined in the Global Note). The subordinated notes have a fixed coupon interest rate of 6.625% until the reset date, after which the rate will be equal to the Five-Year U.S. Treasury Rate as of the reset date plus 2.812% per annum. The notes were issued at a discount.

Finance Leases
Finance leases are used in conjunction with branch operations. See Note 7 for additional disclosure regarding the Corporation’s leases.
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by pledging qualifying collateral of the subsidiary bank (such as residential mortgage, residential mortgage loans held for sale, home equity, CRE and investment securities). At December 31, 2023, the Corporation had $10.5 billion of total collateral capacity, primarily supported by pledged consumer and CRE loans and investment securities. At December 31, 2023, the FHLB advances had maturity or call dates ranging from 2024 through 2029, and had a weighted average interest rate of 4.93%, compared to 4.06% at December 31, 2022. The Corporation prepaid $400 million in long-term FHLB advances during the first quarter of 2022 with no prepayment fee.
The table below summarizes the expected maturities of the Corporation’s long-term funding at December 31, 2023:

($ in thousands)	Long Term Funding
Year
2024	$248,884
2025	394,797
2026	604,540
2027	671
2028	198,966
Beyond 2028	293,605
Total long-term funding	$1,741,463
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
Subsidiary Equity: At December 31, 2023, subsidiary equity equaled $4.1 billion. See Note 19 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: In 2023, the Board of Directors did not approve any additional authorizations for the repurchase of the Corporation's common stock. In 2021, the Board of Directors approved additional authorizations for the repurchase of up to $100 million of the Corporation’s common stock. During both 2023 and 2022, the Corporation did not repurchase any shares under the share repurchase program.
As of December 31, 2023, $80 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. Any repurchase of shares under this authorization will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
The Corporation also repurchased shares in satisfaction of minimum tax withholding obligations in connection with settlements of equity compensation totaling $7 million (297,564 shares at an average cost per common share of $22.16) during 2023, compared to $6 million (267,605 shares at an average cost per common share of $24.22) during 2022.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 22 for a summary of the components of accumulated other comprehensive income (loss).
Note 11 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2020, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2020 Incentive Compensation Plan. All remaining shares available for grant under the 2017 Incentive Compensation Plan were rolled into the 2020 Plan. As of December 31, 2023, approximately 7.2 million shares remained available for grant under the 2020 Plan.
Under the 2020 Plan, options are generally exercisable up to ten years from the date of grant, have an exercise price that is equal to the closing price of the Corporation’s stock on the grant date, and vest ratably over 4 years.
The Corporation also issues restricted stock awards under the 2020 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three years or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on total shareholder return, return on capital metrics, and continued employment or meeting the requirements for retirement, and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards granted during 2022 and 2023 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2022 and 2023 will generally vest ratably over a period of four years.
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

A summary of the Corporation’s stock option activity for the year ended December 31, 2023 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2022	3,994	$21.06	5.11 years	$10,525
Exercised	178	17.26
Forfeited or expired	24	19.54
Outstanding at December 31, 2023	3,792	$21.25	4.26 years	$5,834
Options exercisable at December 31, 2023	3,583	$21.44	4.15 years	$5,139
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2023, 2022, and 2021, the intrinsic value of stock options exercised was approximately $518,000, $4 million, and $9 million, respectively. The total fair value of stock options that vested was approximately $943,000 for the year ended December 31, 2023, $2 million for the year ended December 31, 2022, and $4 million for the year ended December 31, 2021.
For the years ended December 31, 2023, 2022, and 2021, the Corporation recognized compensation expense of approximately $333,000, approximately $710,000, and $1 million, respectively, for the vesting of stock options. Compensation expense for 2023 related to the accelerated vesting of stock options granted to retirement eligible colleagues was immaterial. At December 31, 2023, the Corporation had approximately $32,000 of unrecognized compensation expense related to stock options that is expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter of 2024.
The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2023:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	2,303	$20.81
Granted	880	22.10
Vested	778	21.02
Forfeited	55	21.90
Outstanding at December 31, 2023	2,349	$21.20
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Expense for restricted stock awards of $17 million was recorded for the year ended December 31, 2023, $16 million for the year ended December 31, 2022 and $15 million for the year ended December 31, 2021. Included in compensation expense for 2023 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $20 million of unrecognized compensation costs related to restricted stock awards at December 31, 2023 that are expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter of 2027.
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
The funded status and amounts recognized on the 2023 and 2022 consolidated balance sheets, as measured on December 31, 2023 and 2022, respectively, for the RAP and Postretirement Plan were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in thousands)	2023	2023	2022	2022
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$407,405	$—	$497,796	$—
Actual return on plan assets	60,565	—	(74,140)	—
Employer contributions	—	171	—	193
Gross benefits paid	(14,513)	(171)	(16,252)	(193)
Fair value of plan assets at end of year(a)	$453,457	$—	$407,405	$—
Change in benefit obligation
Net benefit obligation at beginning of year	$208,315	$1,530	$261,321	$1,975
Service cost	3,189	—	3,670	—
Interest cost	10,887	78	7,152	53
Actuarial (gain) loss	3,475	(12)	(47,577)	(305)
Gross benefits paid	(14,513)	(171)	(16,252)	(193)
Net benefit obligation at end of year(a)	$211,353	$1,425	$208,315	$1,530
Funded (unfunded) status	$242,104	$(1,425)	$199,089	$(1,530)
Noncurrent assets	$242,104	$—	$199,089	$—
Current liabilities	—	(158)	—	(164)
Noncurrent liabilities	—	(1,267)	—	(1,366)
Asset (liability) recognized on the consolidated balance sheets	$242,104	$(1,425)	$199,089	$(1,530)
(a) The fair value of the plan assets represented 215% and 196% of the net benefit obligation of the pension plan at December 31, 2023 and 2022, respectively.
Amounts recognized in accumulated other comprehensive (income) loss, net of tax, as of December 31, 2023 and 2022 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in thousands)	2023	2023	2022	2022
Prior service cost	$(884)	$(308)	$(1,064)	$(362)
Net actuarial loss (gain)	27,089	(301)	44,919	(316)
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive (income) loss	$26,204	$(609)	$43,855	$(678)
Other changes in plan assets and benefit obligations recognized in OCI, net of tax, in 2023 and 2022 were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in thousands)	2023	2023	2022	2022
Net actuarial gain (loss)	$24,228	$12	$(53,466)	$305
Amortization of prior service cost	(250)	(75)	(250)	(75)
Amortization of actuarial loss (gain)	—	(29)	658	—
Income tax benefit (expense)	(6,327)	23	13,553	(58)
Total recognized in OCI	$17,650	$(68)	$(39,504)	$171

The components of net periodic pension cost for the RAP for 2023, 2022, and 2021 were as follows:

($ in thousands)	2023	2022	2021
Service cost	$3,189	$3,670	$7,779
Interest cost	10,887	7,152	6,570
Expected return on plan assets	(32,862)	(26,903)	(25,675)
Amortization of prior service cost	(250)	(250)	(73)
Amortization of actuarial loss	—	658	4,594
Recognized settlement loss	—	—	434
Total net periodic pension (income)	$(19,037)	$(15,673)	$(6,370)
The components of net periodic benefit cost for the Postretirement Plan for 2023, 2022, and 2021 were as follows:

($ in thousands)	2023	2022	2021
Interest cost	$78	$53	$52
Amortization of prior service cost	(75)	(75)	(75)
Amortization of actuarial (gain)	(29)	—	—
Total net periodic benefit (income)	$(26)	$(22)	$(24)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.

	RAP	Postretirement Plan	RAP	Postretirement Plan
	2023	2023	2022	2022
Weighted average assumptions used to determine benefit obligations
Discount rate	5.40%	5.40%	5.40%	5.40%
Rate of increase in compensation levels	2.50%	N/A	2.50%	N/A
Interest crediting rate	3.77%	N/A	3.46%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	5.40%	5.40%	2.80%	2.80%
Rate of increase in compensation levels	2.50%	N/A	2.50%	N/A
Expected long-term rate of return on plan assets	7.30%	N/A	6.00%	N/A
The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the RAP’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rates of return for the RAP assets were 15.80% and (15.03)% for 2023 and 2022, respectively.
The RAP’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the RAP is to ensure there are sufficient assets to pay pension obligations when they come due while mitigating risks and providing prudent governance. The RAP has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, alternative securities 0 to 15%, and other cash equivalents 0 to 10%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the RAP as of the December 31, 2023 and 2022 measurement dates, respectively, by asset category were as follows:

Asset Category	2023	2022
Equity securities	54%	53%
Fixed-income securities	34%	35%
Group annuity contracts	10%	10%
Other	2%	2%
Total	100%	100%
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
Based on these inputs, the following table summarizes the fair value of the RAP’s investments as of December 31, 2023 and 2022:

		Fair Value Measurements Using
($ in thousands)	December 31, 2023	Level 1	Level 2	Level 3
RAP investments
Money market account	$10,040	$10,040	$—	$—
Common /collective trust funds	164,891	164,891	—	—
Mutual funds	234,840	234,840	—	—
Group annuity contracts	43,687	—	—	43,687
Total RAP investments	$453,457	$409,771	$—	$43,687

		Fair Value Measurements Using
($ in thousands)	December 31, 2022	Level 1	Level 2	Level 3
RAP investments
Money market account	$6,628	$6,628	$—	$—
Common /collective trust funds	155,654	155,654	—	—
Mutual funds	204,184	204,184	—	—
Group annuity contracts	40,939	—	—	40,939
Total RAP investments	$407,405	$366,466	$—	$40,939
The following presents a summary of the changes in the fair value of the RAP's Level 3 asset during the periods indicated.

Fair Value Reconciliation of Level 3 RAP Investments	2023	2022
Fair value of group annuity contract at beginning of period	$40,939	$49,213
Return on plan assets	5,313	(5,671)
Benefits paid	(2,565)	(2,604)
Fair value of group annuity contract at end of period	$43,687	$40,939
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions to the RAP during 2023 and 2022.
The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the RAP and Postretirement Plan at December 31, 2023, reflecting expected future services, were as follows:

($ in thousands)	RAP	Postretirement Plan
Estimated future benefit payments
2024	$20,198	$163
2025	22,320	158
2026	21,163	152
2027	19,804	146
2028	19,842	140
2029-2033	83,328	595
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. There are no remaining participants under age 65 in the Postretirement Plan. The actual change in 2023 health care premium rates for post-65 coverage was an increase of 4.00%. The health care trend rate assumption for post-65 coverage assumes a 5.00% rate of increase for 2024 and future years.

The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $16 million, $15 million, and $13 million for 2023, 2022, and 2021, respectively.
Note 13 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Current
Federal	$29,319	$58,982	$57,916
State	5,283	22,092	12,035
Total current	34,602	81,074	69,951
Deferred
Federal	(8,371)	12,531	9,115
State	(3,135)	(97)	6,247
Total deferred	(11,506)	12,434	15,362
Total income tax expense	$23,097	$93,508	$85,313
Temporary differences between the amounts reported on the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. DTAs and liabilities at December 31, 2023 and 2022, included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively, were as follows:

($ in thousands)	2023	2022
Deferred tax assets
Allowance for loan losses	$83,378	$79,142
Allowance for other losses	8,933	10,558
Accrued liabilities	14,089	2,842
Deferred compensation	28,429	30,246
Federal tax credits carryforward	8,849	—
Benefit of state tax losses and credit carryforwards	9,068	7,476
Nonaccrual interest	901	891
Partnerships	2,365	—
Lease liability	6,785	7,390
Net unrealized losses on AFS securities	48,632	80,148
Net unrealized losses on pension and postretirement benefits	8,506	14,803
Other	9,403	4,545
Total deferred tax assets	$229,338	$238,041
Deferred tax liabilities
Prepaid expenses	$66,381	$64,480
Goodwill	22,161	23,119
Mortgage banking activities	20,799	20,145
Deferred loan fee income	8,097	4,269
State deferred taxes	1,387	1,389
Lease financing	15,297	3,145
Bank premises and equipment	20,389	20,860
Purchase accounting	7,898	10,381
Basis difference from equity securities and other investments	7,593	5,582
Other	1,207	821
Total deferred tax liabilities	$171,209	$154,191
Net deferred tax assets	$58,129	$83,850
At December 31, 2023, the Corporation had state net operating loss carryforwards of $126 million (of which $2 million was acquired from various acquisitions) that will begin expiring in 2024.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2023	2022	2021
Federal income tax rate at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(7.4)%	(3.4)%	(3.0)%
State income taxes (net of federal benefit)	0.3%	4.2%	3.8%
Bank owned life insurance	(1.1)%	(0.5)%	(0.6)%
Tax effect of tax credits and benefits, net of related expenses	(4.7)%	(1.6)%	(1.8)%
Net tax (benefit) from stock-based compensation	—%	(0.2)%	—%
Restructuring in conjunction with ABRC sale	—%	—%	(0.1)%
FDIC premium	3.0%	0.7%	0.5%
Other	0.1%	0.1%	(0.2)%
Effective income tax rate	11.2%	20.3%	19.6%
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2023. If income taxes had been provided, the deferred tax liability would have been approximately $25 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2020 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was as follows:

($ in thousands)	2023	2022
Balance at beginning of year	$2,233	$2,324
Subtractions for tax positions related to prior years	(441)	(486)
Additions for tax positions related to current year	435	395
Balance at end of year	$2,227	$2,233
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line on the consolidated statements of income. Interest and penalty benefits, as well as accrued interest and penalties, were immaterial at both December 31, 2023 and 2022. At December 31, 2023 and 2022, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $93 million and $92 million of investment securities as collateral at December 31, 2023, and 2022, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $5 million at December 31, 2023, compared to $3 million at December 31, 2022. See Note 18 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.
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
The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of December 31, 2023 and December 31, 2022. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2023 and December 31, 2022. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	December 31, 2023				December 31, 2022
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments	$2,300,000	$8,075	$550,000	$930	$900,000	$4,349	$1,150,000	$1,260
Foreign currency exchange forwards	231,566	632	189,212	2,946	261,595	416	167,088	972
Total designated as hedging instruments		8,707		3,876		4,765		2,233
Not designated as hedging instruments:
Interest rate-related and other instruments	3,603,513	111,623	6,528,471	195,662	4,246,823	62,401	4,599,391	251,398
Foreign currency exchange forwards	87,526	2,954	135,654	2,746	68,570	437	34,240	402
Mortgage banking(a)	29,490	439	51,500	673	21,265	86	33,000	46
Total not designated as hedging instruments		115,016		199,082		62,925		251,847
Gross derivatives before netting		123,723		202,958		67,690		254,079
Less: Legally enforceable master netting agreements		18,234		18,234		2,788		2,788
Less: Cash collateral pledged/received		35,855		—		26,898		217
Total derivative instruments, after netting		$69,634		$184,724		$38,003		$251,073
(a) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	December 31, 2023		December 31, 2022
Other long-term funding	$(548,634)	$1,366	$(248,145)	$1,855
FHLB Advances	(590,287)	9,713	(585,692)	14,308
Total	$(1,138,921)	$11,079	$(833,837)	$16,163
(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At December 31, 2023 and 2022, the carrying amount excluded for foreign currency denominated loans was $421 million and $429 million, respectively.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At December 31, 2023, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $267 million and is included in loans on the consolidated balance sheets. This amount includes $1 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income during the twelve months ended December 31, 2023, 2022, and 2021:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2023			2022		2021
($ in thousands)	Interest Income	Interest Expense	Loss on Mortgage Portfolio Sale	Interest Income	Interest Expense	Interest Income
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(14,176)	$17,536	$(125)	$(263)	$334	$(1,376)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(245)	5,084	(125)	(529)	(16,163)	(1,376)
Derivatives designated as hedging instruments(a)	(13,930)	12,451	—	266	16,497	—
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	For the Years Ended December 31,
	2023	2022	2021
($ in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of fair value hedges are recorded	$—	$(9)	$55
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	9,322	(26,686)	1,012
Derivatives designated as hedging instruments	(9,322)	26,677	(957)
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the twelve months ended December 31, 2023, 2022, and 2021:

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Interest rate-related instruments designated as cash flow hedging instruments
Amount of gain (loss) recognized in OCI on cash flow hedge derivative(a)	$(13,254)	$3,626	$—
Amount of (gain) loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	13,930	(266)	—

(a) The entirety of gains (losses) recognized in OCI as well as those reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $7 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to December 31, 2023. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 35 months as of December 31, 2023.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income during the twelve months ended December 31, 2023, 2022, and 2021:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Years Ended December 31,
($ in thousands)		2023	2022	2021
Derivative Instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$392	$515	$2,432
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(1,096)	(12,622)	—
Foreign currency exchange forwards	Capital markets, net	1,670	203	730
Commodity contracts	Capital markets, net	—	(16)	(1,316)
Interest rate lock commitments (mortgage)	Mortgage banking, net	353	(2,531)	(7,007)
Forward commitments (mortgage)	Mortgage banking, net	(627)	(123)	2,075

Note 15 Balance Sheet Offsetting
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
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of December 31, 2023 and 2022. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)	Gross Amounts Recognized	Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
December 31, 2023	$87,075	$(18,234)	$(35,855)	$32,985	$(32,985)	$—
December 31, 2022	63,029	(2,788)	(26,898)	33,342	(30,753)	2,589

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)	Gross Amounts Recognized	Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
December 31, 2023	$18,767	$(18,234)	$—	$533	$—	$533
December 31, 2022	3,096	(2,788)	(217)	91	—	91
Note 16 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 14). The following is a summary of lending-related commitments:

($ in thousands)	December 31, 2023	December 31, 2022
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$11,170,147	$12,444,275
Commercial letters of credit(a)	3,697	3,188
Standby letters of credit(c)	212,029	270,692
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at December 31, 2023 or 2022.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 14.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2 million and $3 million at December 31, 2023 and 2022, respectively, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$39,776
Provision for unfunded commitments	(4,000)	(1,000)
Balance at end of period	$34,776	$38,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at December 31, 2023, was $219 million, compared to $250 million at December 31, 2022, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $34 million, $34 million, and $33 million during the years ended December 31, 2023, 2022, and 2021, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $215 million at December 31, 2023 and $246 million at December 31, 2022.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $27 million and $40 million at December 31, 2023 and 2022, respectively.
During the years ended December 31, 2023, 2022 and 2021, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $40 million and $27 million at December 31, 2023 and 2022, respectively, included in tax credit and other investments on the consolidated balance sheets.
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

In recent consent orders with financial institutions, the CFPB has asserted that certain overdraft charges constitute “unfair and abusive acts and practices.” In certain instances, these financial institutions have agreed to make restitution to customers and to pay civil money penalties. Included in the practices that the CFPB has asserted are “unfair and abusive” are (1) overdraft fees on transactions that had a sufficient balance at the time authorized but then later settled with an insufficient balance (“APSN Fees”), and (2) repeat insufficient funds fees on transactions resubmitted for payment after they were initially declined (“Representment Fees”). In light of these orders, the Corporation has undertaken a review of its current and past practices regarding APSN Fees and Representment Fees. Such review could result in changes to our overdraft fee policies, which would reduce our fee income in future periods and which could also result in a decision to make remediation payments to current and past customers who incurred such fees. The Corporation’s financial results may be materially impacted in any period in which the Corporation determines to make any such remediation payments. In addition to the review described above, the Corporation received an arbitration request in July 2023 which, among other things, sought to recover APSN Fees and Representment Fees on behalf of certain current and former deposit customers of the Corporation (the "arbitration request"). After mediation of the arbitration request, a settlement in principle of $2.1 million including attorneys' fees was reached in the fourth quarter of 2023.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $5 million and $6 million for the years ended December 31, 2023 and 2022, respectively. There were no loss reimbursement and settlement claims paid for the years ended December 31, 2023, or 2022. Make whole requests since January 1, 2022 generally arose from loans originated since January 1, 2021 with such balances totaling $3.8 billion at the time of sale, consisting primarily of loans sold to GSEs. As of December 31, 2023, $3.5 billion of those loans originated since January 1, 2021 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $835,000 at December 31, 2023 and $1 million at December 31, 2022.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2023 and December 31, 2022, there were $15 million and $7 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB in exchange for a monthly credit enhancement fee. The Corporation has not sold loans to the FHLB with such credit risk retention since February 2005. At December 31, 2023 and December 31, 2022, there were $16 million and $19 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 17 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
Balance Sheets

	December 31,
($ in thousands)	2023	2022
Assets
Cash and due from banks	$22,473	$14,899
Interest-bearing deposits in other financial institutions	20,428	29,856
Notes and interest receivable from subsidiaries	562,640	172,066
Investments in and receivable due from subsidiaries	4,080,536	4,036,273
Other assets	48,589	48,097
Total assets	$4,734,666	$4,301,191
Liabilities and Stockholders' Equity
Commercial paper	$—	$20,798
Subordinated notes, at par	550,000	250,000
Long-term funding capitalized costs and fair value hedge liability	(9,114)	(2,399)
Total long-term funding	540,886	247,601
Accrued expenses and other liabilities	19,807	17,301
Total liabilities	560,693	285,701
Preferred equity	194,112	194,112
Common equity	3,979,861	3,821,378
Total stockholders’ equity	4,173,973	4,015,490
Total liabilities and stockholders’ equity	$4,734,666	$4,301,191
Statements of Income

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Income
Income from subsidiaries	$192,559	$373,581	$361,198
Interest income on notes receivable from subsidiaries	30,363	5,632	3,247
Other income	1,175	1,262	682
Total income	224,097	380,475	365,127
Expense
Interest expense on short and long-term funding	36,081	10,655	10,942
Other expense	7,352	6,118	7,330
Total expense	43,434	16,772	18,272
Income before income tax expense	180,663	363,702	346,856
Income tax (benefit)	(2,292)	(2,420)	(4,138)
Net income	182,956	366,122	350,994
Preferred stock dividends	11,500	11,500	17,111
Net income available to common equity	$171,456	$354,622	$333,883

Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$182,956	$366,122	$350,994
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	107,441	(343,582)	28,802
Net change in other assets and accrued expenses and other liabilities	(35,863)	14,159	17,102
Net cash provided by operating activities	254,534	36,699	396,898
Cash Flows from Investing Activities
Net (increase) decrease in notes receivable from subsidiaries	(385,000)	115,000	20,000
Net cash provided by (used in) investing activities	(385,000)	115,000	20,000
Cash Flows from Financing Activities
Net (decrease) in commercial paper	(20,798)	(13,932)	(24,616)
Proceeds from issuance of long-term funding	292,740	—	—
Proceeds from issuance of common stock for stock-based compensation plans	4,297	11,061	25,702
Redemption of preferred stock	—	—	(164,458)
Purchase of treasury stock, open market purchases	—	—	(132,955)
Purchase of treasury stock, stock-based compensation plans	(6,593)	(6,480)	(4,847)
Cash dividends on common stock	(129,534)	(123,137)	(116,061)
Cash dividends on preferred stock	(11,500)	(11,500)	(17,111)
Other	—	(938)	—
Net cash used in financing activities	128,612	(144,928)	(434,346)
Net increase (decrease) in cash and cash equivalents	(1,854)	6,771	(17,448)
Cash and cash equivalents at beginning of year	44,755	37,984	55,432
Cash and cash equivalents at end of year	$42,901	$44,755	$37,984

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
AFS Investment Securities: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its AFS investment securities are classified predominantly within Level 2 of the fair value hierarchy. See Note 3 for additional disclosure regarding the Corporation’s AFS investment securities.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2023 and 2022, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments for interest rate-related instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments for interest rate-related instruments in their entirety are classified within Level 2 of the fair value hierarchy.
Derivative Financial Instruments (Foreign Currency Exchange Forwards - Both Designated and Not Designated as Hedging Instruments): The Corporation provides foreign currency exchange services to customers. In addition, the Corporation may enter into a foreign currency exchange forward to mitigate the exchange rate risk attached to the cash flows of a loan or as an offsetting contract to a forward entered into as a service to its customer. The valuation of the Corporation’s foreign currency exchange forwards is determined using quoted prices of foreign currency exchange forwards with similar characteristics, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and is classified within Level 2 of the fair value hierarchy. See Note 14 for additional disclosures regarding the Corporation’s foreign currency exchange forwards.
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2023, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Mortgage Servicing Rights: The Corporation sells residential mortgage loans in the secondary market and typically retains the rights to service the loans sold. Upon sale, an MSRs asset is capitalized, which represents the then current fair value of future net cash flows expected to be realized for performing servicing activities. The Corporation has made the irrevocable election to account for its MSRs asset under the fair value measurement method. Under this methodology, changes in the fair value are recognized in earnings as they occur through mortgage banking, net on the consolidated statements of income.
MSRs are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, used by this model are based on current market sources. Assumptions used to value MSRs are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. Fair value estimates from outside sources are received periodically to corroborate the results of the valuation model. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the fair value hierarchy. See Note 5 for additional disclosure regarding the Corporation’s MSRs.

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

The table below presents the Corporation’s financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	December 31, 2023	December 31, 2022
Assets
AFS investment securities:
U.S. Treasury securities	Level 1	$35,902	$109,378
Agency securities	Level 2	—	13,532
Obligations of state and political subdivisions (municipal securities)	Level 2	91,817	230,714
Residential mortgage-related securities:
FNMA/FHLMC	Level 2	1,120,794	1,604,610
GNMA	Level 2	2,042,675	497,596
Commercial mortgage-related securities:
FNMA/FHLMC	Level 2	16,937	17,142
GNMA	Level 2	154,793	110,462
Asset backed securities:
FFELP	Level 2	133,975	151,191
SBA	Level 2	1,051	4,477
Other debt securities	Level 2	2,950	2,922
Total AFS investment securities	Level 1	$35,902	$109,378
Total AFS investment securities	Level 2	3,564,990	2,632,647
Equity securities with readily determinable fair values	Level 1	6,883	5,991
Residential loans held for sale	Level 2	33,011	20,383
Mortgage servicing rights, net	Level 3	84,390	77,351
Interest rate-related instruments designated as hedging instruments(a)	Level 2	8,075	4,349
Foreign currency exchange forwards designated as hedging instruments(a)	Level 2	632	416
Interest rate-related and other instruments not designated as hedging instruments(a)	Level 2	111,623	62,401
Foreign currency exchange forwards not designated as hedging instruments(a)	Level 2	2,954	437
Interest rate lock commitments to originate residential mortgage loans held for sale	Level 3	439	86
Liabilities
Interest rate-related instruments designated as hedging instruments(a)	Level 2	$930	$1,260
Foreign currency exchange forwards designated as hedging instruments(a)	Level 2	2,946	972
Interest rate-related and other instruments not designated as hedging instruments(a)	Level 2	195,662	251,398
Foreign currency exchange forwards not designated as hedging instruments(a)	Level 2	2,746	402
Forward commitments to sell residential mortgage loans	Level 3	673	46
(a) Figures are presented gross before netting. See Note 14 and Note 15 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

The table below presents a rollforward of the consolidated balance sheets amounts for the years ended December 31, 2023 and 2022, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2021	$2,617	$(30)	$2,647
New production	10,442	(2,028)	12,470
Closed loans / settlements	(913)	24,766	(25,679)
Other	(12,060)	(22,662)	10,603
Change in mortgage derivative	(2,531)	76	(2,607)
Balance December 31, 2022	$86	$46	$40
New production	$6,557	$(1,816)	$8,373
Closed loans / settlements	(4,171)	2,494	(6,665)
Other	(2,033)	(51)	(1,982)
Change in mortgage derivative	352	627	(274)
Balance December 31, 2023	$439	$673	$(234)
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
For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2023, the Corporation utilized the following valuation techniques and significant unobservable inputs:
Individually Evaluated Loans: The Corporation individually evaluates loans when a commercial loan relationship over $500,000 is in nonaccrual status or, prior to 2023, when a commercial or consumer loan relationship had its terms restructured in a TDR or when a loan met the Corporation's definition of a probable TDR. On January 1, 2023, the Corporation adopted ASU 2022-02 prospectively. As a result, loans that were restructured prior to adoption are no longer considered TDRs and are not individually evaluated. See Note 4 for additional information regarding the Corporation’s individually evaluated loans.
Equity Securities Without Readily Determinable Fair Values: The Corporation measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Included in equity securities without readily determinable fair values are 76,000 Visa Class B restricted shares carried at fair value. These shares are currently subject to certain transfer restrictions and will be convertible into Visa Class A shares upon final resolution of certain litigation matters involving Visa. Based on the current conversion factor, the Corporation expects 76,000 shares of Visa Class B to convert to 120,650 shares of Visa Class A upon the litigation resolution.
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
The following table presents the carrying value of equity securities without readily determinable fair values still held as of December 31, 2023 that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes. These securities are included in the nonrecurring fair value tables when applicable price changes are observable. Also shown are the cumulative upward and downward adjustments for the Corporation's equity securities without readily determinable fair values as of December 31, 2023:

($ in thousands)
Equity securities without readily determinable fair values
Carrying value as of December 31, 2022	$19,225
Carrying value changes	5,785
Purchases	10,011
Sales	(252)
Carrying value as of December 31, 2023	$34,769

Cumulative upward carrying value changes between January 1, 2018 and December 31, 2023	$24,671
Cumulative downward carrying value changes between January 1, 2018 and December 31, 2023	$—

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
December 31, 2023
Assets
Individually evaluated loans(b)	Level 3	$47,221	Provision for credit losses	$45,709
OREO(c)	Level 2	3,139	Other noninterest expense / provision for credit losses(d)	2,532
Equity securities without readily determinable fair values	Level 3	24,671	Investment securities gains (losses), net	5,785

December 31, 2022
Assets
Individually evaluated loans(b)	Level 3	$23,584	Provision for credit losses	$4,405
OREO(c)	Level 2	2,196	Other noninterest expense / provision for credit losses(d)	971
Equity securities without readily determinable fair values	Level 3	19,134	Investment securities gains (losses), net	5,690
(a) Includes the full year impact on the consolidated statements of income.
(b) On January 1, 2023, the Corporation adopted ASU 2022-02. Under this update, TDRs were eliminated and replaced with a modified loan classification which were no longer individually evaluated. As a result, amounts reported for 2023 and forward will not be comparable to prior period reported amounts.
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

December 31, 2023	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	6%	-	8%	6%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	1%	-	100%	4%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	18%	-	53%	53%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	31%	-	100%	89%

Fair Value of Financial Instruments
The Corporation is required to disclose estimated fair values for its financial instruments.
Fair value estimates are set forth below for the Corporation’s financial instruments:

		December 31, 2023		December 31, 2022
($ in thousands)	Fair Value Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and due from banks	Level 1	$484,384	$484,384	$436,952	$436,952
Interest-bearing deposits in other financial institutions	Level 1	425,089	425,089	156,693	156,693
Federal funds sold and securities purchased under agreements to resell	Level 1	14,350	14,350	27,810	27,810
AFS investment securities	Level 1	35,902	35,902	109,378	109,378
AFS investment securities	Level 2	3,564,990	3,564,990	2,632,647	2,632,647
HTM investment securities, net	Level 1	999	963	999	936
HTM investment securities, net	Level 2	3,859,161	3,379,586	3,959,399	3,400,028
Equity securities with readily determinable fair values	Level 1	6,883	6,883	5,991	5,991
Equity securities without readily determinable fair values	(d)	10,000	10,000	—	—
Equity securities without readily determinable fair values	Level 3	24,769	24,769	19,225	19,225
FHLB and Federal Reserve Bank stocks	Level 2	229,171	229,171	295,496	295,496
Residential loans held for sale	Level 2	33,011	33,011	20,383	20,383
Commercial loans held for sale	Level 2	90,303	90,303	—	—
Loans, net	Level 3	28,865,124	27,371,086	28,486,849	27,481,426
Bank and corporate owned life insurance	Level 2	682,649	682,649	676,530	676,530
Mortgage servicing rights, net	Level 3	84,390	84,390	77,351	77,351
Derivatives (other assets)(a)	Level 2	123,284	123,284	67,603	67,603
Interest rate lock commitments to originate residential mortgage loans held for sale (other assets)	Level 3	439	439	86	86
Financial liabilities
Noninterest-bearing demand, savings, interest-bearing demand, and money market accounts	Level 3	$26,130,076	$26,130,076	$27,705,996	$27,705,996
Brokered CDs and other time deposits(b)	Level 2	7,315,973	7,315,973	1,930,158	1,930,158
Short-term funding	Level 2	326,780	326,757	605,937	605,205
FHLB advances	Level 2	1,940,194	1,944,600	4,319,861	4,322,264
Other long-term funding	Level 2	541,269	534,983	248,071	242,151
Standby letters of credit(c)	Level 2	2,157	2,157	2,881	2,881
Derivatives (accrued expenses and other liabilities)(a)	Level 2	202,285	202,285	254,033	254,033
Forward commitments to sell residential mortgage loans (accrued expenses and other liabilities)	Level 3	673	673	46	46
(a) Figures are presented gross before netting. See Note 14 and Note 15 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $212 million and $271 million at December 31, 2023 and 2022, respectively. See Note 16 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(d)    These securities are measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and CET1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2023 and 2022, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.
As of December 31, 2023 and 2022, the most recent notifications from the OCC and the FDIC categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2023 or 2022.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions(a)
($ in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31 , 2023
Associated Banc-Corp
Total capital	$3,997,205	12.21%	$2,618,596	≥	8.00%
Tier 1 capital	3,269,050	9.99%	1,963,947	≥	6.00%
CET1	3,074,938	9.39%	1,472,960	≥	4.50%
Leverage	3,269,050	8.06%	1,622,053	≥	4.00%
Associated Bank, N.A.
Total capital	$3,803,052	11.64%	$2,614,469	≥	8.00%	$3,268,086	≥	10.00%
Tier 1 capital	3,167,182	9.69%	1,960,852	≥	6.00%	2,614,469	≥	8.00%
CET1	3,167,182	9.69%	1,470,639	≥	4.50%	2,124,256	≥	6.50%
Leverage	3,167,182	7.82%	1,620,970	≥	4.00%	2,026,212	≥	5.00%
As of December 31 , 2022
Associated Banc-Corp
Total capital	$3,680,227	11.33%	$2,597,589	≥	8.00%
Tier 1 capital	3,229,690	9.95%	1,948,192	≥	6.00%
CET1	3,035,578	9.35%	1,461,144	≥	4.50%
Leverage	3,229,690	8.59%	1,504,035	≥	4.00%
Associated Bank, N.A.
Total capital	$3,594,845	11.09%	$2,593,728	≥	8.00%	$3,242,160	≥	10.00%
Tier 1 capital	3,243,349	10.00%	1,945,296	≥	6.00%	2,593,728	≥	8.00%
CET1	3,243,349	10.00%	1,458,972	≥	4.50%	2,107,404	≥	6.50%
Leverage	3,243,349	8.63%	1,503,666	≥	4.00%	1,879,583	≥	5.00%
(a) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 20 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
($ in thousands, except per share data)	2023	2022	2021
Net income	$182,956	$366,122	$350,994
Preferred stock dividends	(11,500)	(11,500)	(17,111)
Net income available to common equity	$171,456	$354,622	$333,883
Common shareholder dividends	$(128,748)	$(122,417)	$(115,212)
Unvested share-based payment awards	(785)	(720)	(849)
Undistributed earnings	$41,922	$231,485	$217,822
Undistributed earnings allocated to common shareholders	$41,675	$229,995	$216,299
Undistributed earnings allocated to unvested share-based payment awards	247	1,490	1,523
Undistributed earnings	$41,922	$231,485	$217,822
Basic
Distributed earnings to common shareholders	$128,748	$122,417	$115,212
Undistributed earnings allocated to common shareholders	41,675	229,995	216,299
Total common shareholders earnings, basic	$170,424	$352,412	$331,510
Diluted
Distributed earnings to common shareholders	$128,748	$122,417	$115,212
Undistributed earnings allocated to common shareholders	41,675	229,995	216,299
Total common shareholders earnings, diluted	$170,424	$352,412	$331,510
Weighted average common shares outstanding	149,968	149,162	150,773
Effect of dilutive common stock awards	892	1,334	1,214
Diluted weighted average common shares outstanding	150,860	150,496	151,987
Basic earnings per common share	$1.14	$2.36	$2.20
Diluted earnings per common share	$1.13	$2.34	$2.18
Approximately 3 million anti-dilutive common stock options were excluded from the earnings per share calculation at December 31, 2023, 2 million at December 31, 2022, and 3 million at December 31, 2021.
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
Community, Consumer, and Business: The Community, Consumer, and Business segment serves individuals, as well as small and mid-sized businesses, by providing lending and deposit solutions. In serving this segment, we compete based on providing a broad range of solutions to meet the needs of our customers in their entire financial lifecycle, convenient access to our services through multiple channels such as branches, phone based services, online and mobile banking, and a relationship based business model which assists our customers in navigating any changes and challenges in their financial circumstances. Delivery of services is provided through our various consumer banking and community banking units. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, auto finance loans, business loans, and business lines of credit, and (2) deposit and transactional solutions such as checking, credit and debit cards, online banking and bill pay, and money transfer services.
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
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net interest income	$958,046	$566,566	$361,634
Net intersegment interest income (expense)	(391,276)	(103,360)	18,001
Segment net interest income	566,769	463,205	379,636
Noninterest income	136,995	145,751	165,345
Total revenue	703,764	608,956	544,980
Provision for credit losses	55,801	49,543	60,311
Noninterest expense	248,926	234,234	219,655
Income before income taxes	399,037	325,179	265,015
Income tax expense	71,766	59,000	46,906
Net income	$327,271	$266,179	$218,109
Allocated goodwill	$525,836	$525,836	$525,836

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net interest income	$285,175	$322,725	$289,075
Net intersegment interest income	447,100	176,164	62,376
Segment net interest income	732,276	498,889	351,451
Noninterest income	108,858	118,848	151,474
Total revenue	841,133	617,737	502,925
Provision for credit losses	28,258	20,755	20,622
Noninterest expense	435,986	417,042	401,206
Income before income taxes	376,889	179,939	81,097
Income tax expense	79,147	37,787	17,030
Net income	$297,742	$142,152	$64,067
Allocated goodwill	$579,156	$579,156	$579,156

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net interest income	$(203,647)	$68,031	$75,146
Net intersegment (expense)	(55,824)	(72,803)	(80,378)
Segment net interest income	(259,471)	(4,772)	(5,232)
Noninterest income	(182,671)	17,772	15,546
Total revenue	(442,142)	12,999	10,314
Provision for credit losses	(1,038)	(37,300)	(168,944)
Noninterest expense	128,770	95,787	89,063
Income (loss) before income taxes	(569,873)	(45,488)	90,195
Income tax expense (benefit)	(127,816)	(3,279)	21,377
Net income (loss)	$(442,057)	$(42,209)	$68,818
Allocated goodwill	$—	$—	$—

	Consolidated Total
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Net interest income	$1,039,573	$957,321	$725,855
Net intersegment interest income	—	—	—
Segment net interest income	1,039,573	957,321	725,855
Noninterest income	63,182	282,370	332,364
Total revenue	1,102,756	1,239,691	1,058,219
Provision for credit losses	83,021	32,998	(88,011)
Noninterest expense	813,682	747,063	709,924
Income before income taxes	206,052	459,630	436,307
Income tax expense	23,097	93,508	85,313
Net income	$182,956	$366,122	$350,994
Allocated goodwill	$1,104,992	$1,104,992	$1,104,992

Note 22 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at December 31, 2023, 2022, and 2021, respectively, including changes during the years then ended as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$41,325	$—	$(28,707)	$12,618
Other comprehensive income (loss) before reclassifications	(63,714)	—	25,519	(38,195)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	16	—	—	16
HTM investment securities, net, at amortized cost(a)	1,551	—	—	1,551
Personnel expense	—	—	1,346	1,346
Other expense	—	—	4,594	4,594
Income tax (expense) benefit	15,557	—	(7,803)	7,754
Net other comprehensive income (loss) during period	(46,591)	—	23,656	(22,935)
Balance, December 31, 2021	$(5,266)	$—	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	$(250,273)	$—	$(51,745)	$(302,018)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	1,922	—	—	1,922
HTM investment securities, net, at amortized cost(a)	9,870	—	—	9,870
Other assets / accrued expenses and other liabilities	—	3,626	—	3,626
Interest income	—	(212)	—	(212)
Personnel expense	—	—	(325)	(325)
Other expense	—	—	658	658
Income tax (expense) benefit	78,159	(54)	13,495	91,601
Net other comprehensive income (loss) during period	(227,926)	3,360	(37,917)	(262,483)
Balance, December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive income before reclassifications	$41,145	$—	$24,091	$65,236
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	64,940	—	—	64,940
HTM investment securities, net, at amortized cost(a)	9,025	—	—	9,025
Other assets / accrued expenses and other liabilities	—	(13,254)	—	(13,254)
Interest income	—	13,930	—	13,930
Personnel expense	—	—	(326)	(326)
Other expense	—	—	(29)	(29)
Income tax (expense)	(30,560)	(956)	(6,304)	(37,820)
Net other comprehensive income (loss) during period	84,550	(280)	17,432	101,703
Balance, December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)

(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.
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

The Corporation's disaggregated revenue by major source is presented below:

	Corporate and Commercial Specialty
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Wealth management fees	$82,502	$84,122	$89,854
Service charges and deposit account fees	10,907	13,240	15,880
Card-based fees(a)	1,808	1,547	1,397
Other revenue	2,044	2,964	3,208
Noninterest income (in-scope of Topic 606)	$97,261	$101,873	$110,340
Noninterest income (out-of-scope of Topic 606)	39,734	43,878	55,004
Total noninterest income	$136,995	$145,751	$165,345

	Community, Consumer, and Business
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Service charges and deposit account fees	$38,115	$49,052	$48,493
Card-based fees(a)	43,286	42,474	41,730
Other revenue	7,082	7,069	10,719
Noninterest income (in-scope of Topic 606)	$88,483	$98,595	$100,942
Noninterest income (out-of-scope of Topic 606)	20,375	20,253	50,532
Total noninterest income	$108,858	$118,848	$151,474

	Risk Management and Shared Services
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Service charges and deposit account fees	$23	$18	$32
Card-based fees(a)	28	111	(3)
Other revenue	764	1,356	967
Noninterest income (in-scope of Topic 606)	$815	$1,485	$996
Noninterest income (out-of-scope of Topic 606)	(183,486)	16,286	14,550
Total noninterest income	$(182,671)	$17,772	$15,546

	Consolidated Total
	For the Years Ended December 31,
($ in thousands)	2023	2022	2021
Wealth management fees	$82,502	$84,122	$89,854
Service charges and deposit account fees	49,045	62,310	64,406
Card-based fees(a)	45,121	44,132	43,124
Other revenue	9,891	11,389	14,894
Noninterest income (in-scope of Topic 606)	$186,560	$201,953	$212,278
Noninterest income (out-of-scope of Topic 606)	(123,377)	80,417	120,086
Total noninterest income	$63,182	$282,370	$332,364
(a) Certain card-based fees are out-of-scope of Topic 606.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest Income In-Scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services is typically received immediately or in advance of the service.
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage and advisory fees are included in wealth management fees.
Note 24 Recent Developments
On January 30, 2024, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.22 per common share, payable on March 15, 2024 to shareholders of record at the close of business on March 1, 2024. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 15, 2024 to shareholders of record at the close of business on March 1, 2024. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on March 15, 2024 to shareholders of record at the close of business on March 1, 2024.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 8, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Assessment of the allowance for credit losses related to loans, excluding individually analyzed loans

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company's allowance for credit losses related to loans, excluding loans individually analyzed, is comprised of the allowance for loan losses and the allowance for unfunded commitments (collective ACLL) and was $370.4 million of a total allowance for credit losses of $385.9 million as of December 31, 2023 (the December 31, 2023 collective ACLL). The level of the December 31, 2023 collective ACLL represents management's estimate of an amount appropriate to provide for expected lifetime credit losses. The expected lifetime credit losses are the product of multiplying the Company's estimates of probability of default (PD), loss given default (LGD), and the individual loan level exposure at default (EAD) on an undiscounted basis. The Company estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of the loans. The Company uses PD and LGD models, which are based on loan grades for commercial loans and credit reports for consumer loans, which are applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial and property types in Commercial Real Estate for commercial loans and loan types for consumer loans, and incorporate a single economic forecast scenario over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis over one year, to its historical loss rates for the remaining life of the loans. A portion of the December 31, 2023 collective ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.

We identified the assessment of the December 31, 2023 collective ACLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2023 collective ACLL. Specifically, the assessment encompassed the evaluation of the December 31, 2023 collective ACLL methodology, including the methods and models used to estimate (1) PD and LGD and their significant assumptions, including the loan grades for commercial loans, credit reports for consumer loans, historical loan losses and delinquency experience, the economic forecast scenario, and how loans with similar risk characteristics are segmented, (2) the method used to calculate the prepayment assumptions, (3) the determination of the reasonable and supportable forecast period and reversion to historical losses and (4) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and of the mathematical accuracy of certain December 31, 2023 collective ACLL calculations.

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

- performance monitoring of the PD and LGD models for the December 31, 2023 collective ACL

- analysis of the collective ACLL results, trends and ratios and

- calculation of the collective ACLL.

2

We evaluated the Company's process to develop the December 31, 2023 collective ACLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of certain calculations of the December 31, 2023 collective ACLL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

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
February 8, 2024

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
As of December 31, 2023, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2023. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2023, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2023, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023, is included below under the heading Report of Independent Registered Public Accounting Firm.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on Internal Control Over Financial Reporting

We have audited Associated Banc-Corp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 8, 2024 expressed an unqualified opinion on those consolidated financial statements.

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

KPMG LLP

Chicago, Illinois
February 8, 2024

2

ITEM 9B.	Other Information
During the three months ended December 31, 2023, no director or "officer" of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information in the Corporation’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors and Information About the Board of Directors; and information concerning Section 16(a) compliance under the caption Delinquent Section 16(a) Reports is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Executive Compensation Tables, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Corporation's definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item, under the caption Stock Ownership, is incorporated herein by reference. The following table sets forth information as of December 31, 2023 about shares of Common Stock outstanding and available for issuance under Associated’s existing equity compensation plans.
Equity Compensation Plan Information

December 31, 2023	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	3,791,747	$21.25	7,222,317

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the Corporation’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions, and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information in the Corporation’s definitive Proxy Statement, prepared for the 2024 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2023 and 2022
Consolidated Statements of Income — For the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2023, 2022, and 2021
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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(d)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(e)	Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

(4)(f)	Description of Associated Banc-Corp’s Securities	Filed herewith

(4)(g)	Deposit Agreement, dated June 15, 2020, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts, and form of Depositary Receipts	Exhibit 4.2 to Report on Form 8-K filed on June 15, 2020

(4)(h)	Form of Global Note dated as of February 10, 2023 representing $300,000,000 6.625% Fixed-Rate Reset Subordinated Notes Due 2033	Exhibit 4.1 to Report on Form 8-K filed on February 10, 2023

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Separation and General Release Letter between Associated Banc-Corp and Christopher Piotrowski, dated January 22, 2020	Exhibit (10) to Report on Form 10-Q filed on May 11, 2020

*(10)(e)	Associated Banc-Corp 2020 Incentive Compensation Plan	Appendix A to the Proxy Statement on Schedule 14A filed on March 13, 2020, as supplemented, in connection with the 2020 Annual Meeting of Shareholders of Associated Banc-Corp

*(10)(f)	Retirement Agreement, dated as of January 19, 2021, by and between Associated Banc-Corp and Philip B. Flynn	Exhibit 10.1 to Report on Form 8-K filed January 21, 2021

*(10)(g)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(h)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Exhibit (10)(e) to Report on Form 10-K filed on February 19, 2019

*(10)(i)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 1, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(j)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(k)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(l)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(m)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(n)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(o)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(p)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(q)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(r)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(s)	Form of 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.1) to Report on Form 10-Q filed on July 28, 2017

*(10)(t)	Form of Amendment to 2013 Incentive Compensation Plan Restricted Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on July 28, 2017

*(10)(u)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(v)	Form of Associated Banc-Corp 2017 Incentive Compensation Plan Restricted Stock Agreement	Exhibit 10.1 to Report on Form 10-Q filed July 26, 2018

*(10)(w)	Offer Letter, dated March 4, 2021, by and between Associated Banc-Corp, and Andrew J. Harmening	Exhibit (10.1) to Report on Form 8-K filed March 10, 2021

*(10)(x)	Retirement Agreement, dated as of January 19, 2022, by and between Associated Banc-Corp and Christopher J. Del Moral-Niles	Exhibit (10.1) to Report on Form 8-k filed January 21, 2022

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Andrew J. Harmening, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Derek S. Meyer, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(97)	Clawback Policy, Effective December 1, 2023	Filed herewith

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

(104)	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: February 8, 2024	By:	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Harmening	President and Chief Executive Officer (Principal Executive Officer)	February 8, 2024
Andrew J. Harmening

/s/ Derek S. Meyer	Chief Financial Officer (Principal Financial Officer)	February 8, 2024
Derek S. Meyer

/s/ Tammy C. Stadler	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 8, 2024
Tammy C. Stadler
Directors: R. Jay Gerken, Judith P. Greffin, Michael J. Haddad, Andrew J. Harmening, Robert A. Jeffe, Eileen A. Kamerick, Gale E. Klappa, Cory L. Nettles, Karen T. van Lith and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.