Form 10-Q
period 2024-03-31
ASSOCIATED BANC-CORP
filed 2024-04-30
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2024

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 26, 2024 was 150,766,697.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan

Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Mar 31, 2024	Dec 31, 2023
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$429,859	$484,384
Interest-bearing deposits in other financial institutions	420,114	425,089
Federal funds sold and securities purchased under agreements to resell	1,610	14,350
AFS investment securities, at fair value	3,724,148	3,600,892
HTM investment securities, net, at amortized cost	3,832,967	3,860,160
Equity securities	19,571	41,651
FHLB and Federal Reserve Bank stocks, at cost	173,968	229,171
Residential loans held for sale	52,414	33,011
Commercial loans held for sale	—	90,303
Loans	29,494,263	29,216,218
Allowance for loan losses	(356,006)	(351,094)
Loans, net	29,138,257	28,865,124
Tax credit and other investments	255,252	258,067
Premises and equipment, net	367,618	372,978
Bank and corporate owned life insurance	685,089	682,649
Goodwill	1,104,992	1,104,992
Other intangible assets, net	38,268	40,471
Mortgage servicing rights, net	85,226	84,390
Interest receivable	167,092	169,569
Other assets	640,638	658,604
Total assets	$41,137,084	$41,015,855
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,254,135	$6,119,956
Interest-bearing deposits	27,459,023	27,326,093
Total deposits	33,713,158	33,446,049
Short-term funding	765,671	326,780
FHLB advances	1,333,411	1,940,194
Other long-term funding	536,055	541,269
Allowance for unfunded commitments	31,776	34,776
Accrued expenses and other liabilities	588,341	552,814
Total liabilities	$36,968,412	$36,841,882
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,752	$1,752
Surplus	1,708,652	1,714,822
Retained earnings	2,991,571	2,946,805
Accumulated other comprehensive (loss)	(209,881)	(171,096)
Treasury stock, at cost	(517,533)	(512,421)
Total common equity	3,974,561	3,979,861
Total stockholders’ equity	4,168,673	4,173,973
Total liabilities and stockholders’ equity	$41,137,084	$41,015,855
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,738,678	151,036,674
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Mar 31,
(In thousands, except per share data)	2024	2023
Interest income
Interest and fees on loans	$454,472	$391,320
Interest and dividends on investment securities
Taxable	46,548	30,142
Tax-exempt	14,774	16,025
Other interest	7,595	5,329
Total interest income	523,388	442,817
Interest expense
Interest on deposits	226,231	109,422
Interest on federal funds purchased and securities sold under agreements to repurchase	2,863	3,143
Interest on other short-term funding	4,708	—
Interest on FHLB advances	21,671	49,960
Interest on long-term funding	10,058	6,281
Total interest expense	265,530	168,807
Net interest income	257,858	274,010
Provision for credit losses	24,001	17,971
Net interest income after provision for credit losses	233,857	256,039
Noninterest income
Wealth management fees	21,694	20,189
Service charges and deposit account fees	12,439	12,994
Card-based fees	11,267	10,586
Other fee-based revenue	4,402	4,276
Capital markets, net	4,050	5,083
Mortgage banking, net	2,662	3,545
Bank and corporate owned life insurance	2,570	2,664
Asset (losses) gains, net	(306)	263
Investment securities gains, net	3,879	51
Other	2,327	2,422
Total noninterest income	64,985	62,073
Noninterest expense
Personnel	119,395	116,420
Technology	26,200	23,598
Occupancy	13,633	15,063
Business development and advertising	6,517	5,849
Equipment	4,599	4,930
Legal and professional	4,672	3,857
Loan and foreclosure costs	1,979	1,138
FDIC assessment	13,946	6,875
Other intangible amortization	2,203	2,203
Other	4,513	7,479
Total noninterest expense	197,657	187,412
Income before income taxes	101,185	130,700
Income tax expense	20,016	27,340
Net income	81,169	103,360
Preferred stock dividends	2,875	2,875
Net income available to common equity	$78,294	$100,485
Earnings per common share
Basic	$0.52	$0.67
Diluted	$0.52	$0.66
Average common shares outstanding
Basic	149,855	149,763
Diluted	151,292	151,128
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Net income	$81,169	$103,360
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized (losses) gains	(29,889)	36,478
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,060	2,267
Reclassification adjustment for net losses realized in net income	197	—
Income tax benefit (expense)	6,885	(9,892)
Other comprehensive (loss) income on AFS securities	(20,746)	28,853
Cash flow hedge derivatives
Net unrealized (losses) gains	(19,461)	13,763
Reclassification adjustment for net losses realized in net income	4,823	1,262
Income tax (expense)	(1,688)	(4,694)
Other comprehensive (loss) income on cash flow hedge derivatives	(16,326)	10,331
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(72)	(81)
Amortization of actuarial (gain) loss	(7)	30
Income tax (expense) benefit	(1,633)	79
Other comprehensive (loss) income on pension and postretirement obligations	(1,712)	27
Total other comprehensive (loss) income	(38,785)	39,211
Comprehensive income	$42,384	$142,571
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2023	$194,112	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	81,169	—	—	81,169
Other comprehensive (loss)	—	—	—	—	(38,785)	—	(38,785)
Comprehensive income							42,384
Common stock issued:
Stock-based compensation plans, net	—	—	(13,839)	—	—	17,749	3,910
Purchase of treasury stock, open market purchases	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(4,572)	(4,572)
Cash dividends:
Common stock, $0.22 per share	—	—	—	(33,527)	—	—	(33,527)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,669	—	—	—	7,669
Balance, March 31, 2024	$194,112	$1,752	$1,708,652	$2,991,571	$(209,881)	$(517,533)	$4,168,673
Numbers may not sum due to rounding.
(a) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	$194,112	$1,752	$1,712,733	$2,904,882	$(272,799)	$(525,190)	$4,015,490
Comprehensive income:
Net income	—	—	—	103,360	—	—	103,360
Other comprehensive income	—	—	—	—	39,211	—	39,211
Comprehensive income							142,571
Common stock issued:
Stock-based compensation plans, net	—	—	(12,612)	—	—	14,379	1,766
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,362)	(5,362)
Cash dividends:
Common stock, $0.21 per share	—	—	—	(32,013)	—	—	(32,013)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	6,086	—	—	—	6,086
Balance, March 31, 2023	$194,112	$1,752	$1,706,206	$2,973,354	$(233,588)	$(516,173)	$4,125,663
Numbers may not sum due to rounding.
(a) Series E, $0.3671875 per share; and Series F, $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$81,169	$103,360
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	24,001	17,971
Depreciation and amortization	12,352	11,425
Change in MSRs valuation	(1,646)	1,857
Amortization of other intangible assets	2,203	2,203
Amortization and accretion on earning assets, funding, and other, net	10,673	338
Net amortization of tax credit investments	8,990	8,574
(Gains) on sales of investment securities, net	(3,857)	—
Asset losses (gains), net	306	(263)
(Gains) loss on mortgage banking activities, net	(22)	251
Mortgage loans originated and acquired for sale	(105,394)	(69,254)
Proceeds from sales of mortgage loans held for sale	91,026	54,652
Changes in certain assets and liabilities:
Decrease (increase) in interest receivable	2,477	(7,955)
Increase in interest payable	15,590	14,775
(Decrease) in expense payable	(30,827)	(52,396)
Increase (decrease) in net derivative position	35,008	(42,403)
Net change in other assets and other liabilities	12,453	4,336
Net cash provided by operating activities	154,500	47,470
Cash flows from investing activities
Net (increase) in loans	(222,656)	(414,268)
Purchases of:
AFS securities	(341,275)	(681,386)
HTM securities	—	(41,524)
FHLB and Federal Reserve Bank stocks and equity securities	(16,585)	(56,892)
Proceeds from:
Sales of AFS securities	9,472	—
Sale of FHLB and Federal Reserve Bank stocks and equity securities	98,005	15,765
Prepayments, calls, and maturities of AFS securities	176,266	79,746
Prepayments, calls, and maturities of HTM securities	28,026	33,053
Sales, prepayments, calls, and maturities of other assets	4,337	10,115
Premises, equipment, and software	(8,500)	(13,898)
Net change in tax credit and alternative investments	(2,409)	(7,033)
Net cash (used in) investing activities	(275,320)	(1,076,322)
Cash flows from financing activities
Net increase in deposits	267,109	695,723
Net increase (decrease) in short-term funding	438,891	(379,329)
Net (decrease) increase in short-term FHLB advances	(602,000)	660,000
Repayment of long-term FHLB advances	(664)	(507)
Proceeds from long-term FHLB advances	619	115
Proceeds from issuance of long-term funding	—	292,740
(Repayment) of finance lease principal	(22)	(21)
Proceeds from issuance of common stock for stock-based compensation plans	3,910	1,766
Purchase of treasury stock, open market purchases	(18,289)	—
Purchase of treasury stock, stock-based compensation plans	(4,572)	(5,362)
Cash dividends on common stock	(33,527)	(32,013)
Cash dividends on preferred stock	(2,875)	(2,875)
Net cash provided by financing activities	48,580	1,230,238
Net (decrease) increase in cash and cash equivalents	(72,239)	201,385
Cash and cash equivalents at beginning of period	923,823	621,455
Cash and cash equivalents at end of period(a)	$851,583	$822,840
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$249,660	$153,760
Cash paid for income and franchise taxes	1,995	1,086
Loans and bank premises transferred to OREO	577	3,599
Capitalized mortgage servicing rights	877	474
Loans transferred (from) into held for sale from (into) portfolio, net	(86,096)	94
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	10,210	(10,724)
Fair value adjustments on foreign currency exchange forwards	2,708	(341)
Fair value adjustment on cash flow hedges	(16,326)	10,331

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2023 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.
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
Note 2 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2023 Annual Report on Form 10-K.
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2023-02 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and must be applied on either a modified retrospective or a retrospective basis. Early adoption is permitted in any interim period, however if adopted in an interim period the entity shall adopt the amendments in this update as of the beginning of the fiscal year that includes the interim period.	1st Quarter 2024	The Corporation has determined the impact on its results of operation, financial position, liquidity, and disclosures is immaterial.

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

	Three Months Ended Mar 31,
($ in thousands, except per share data)	2024	2023
Net income	$81,169	$103,360
Preferred stock dividends	(2,875)	(2,875)
Net income available to common equity	$78,294	$100,485
Common shareholder dividends	(33,407)	(31,808)
Unvested share-based payment awards	(120)	(205)
Undistributed earnings	$44,767	$68,472
Undistributed earnings allocated to common shareholders	$44,524	$68,086
Undistributed earnings allocated to unvested share-based payment awards	242	386
Undistributed earnings	$44,767	$68,472
Basic
Distributed earnings to common shareholders	$33,407	$31,808
Undistributed earnings allocated to common shareholders	44,524	68,086
Total common shareholders earnings, basic	$77,932	$99,894
Diluted
Distributed earnings to common shareholders	$33,407	$31,808
Undistributed earnings allocated to common shareholders	44,524	68,086
Total common shareholders earnings, diluted	$77,932	$99,894
Weighted average common shares outstanding	149,855	149,763
Effect of dilutive common stock awards	1,436	1,365
Diluted weighted average common shares outstanding	151,292	151,128
Basic earnings per common share	$0.52	$0.67
Diluted earnings per common share	$0.52	$0.66

Approximately 2 million anti-dilutive common stock options were excluded from the earnings per common share calculations for both the three months ended March 31, 2024 and 2023.
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
A summary of the Corporation’s stock option activity for the three months ended March 31, 2024 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	3,792	$21.25	4.26 years	$5,834
Exercised	179	17.27
Outstanding at March 31, 2024	3,613	$21.45	4.08 years	$5,299
Options Exercisable at March 31, 2024	3,613	$21.45	4.08 years	$5,299
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2024, the intrinsic value of stock options exercised was approximately $722,000, compared to approximately $219,000 for the three months ended March 31, 2023. For the three months ended March 31, 2024, the total fair value of stock options vested was approximately $489,000 compared to approximately $955,000 for the three months ended March 31, 2023.
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
The following table summarizes information about the Corporation’s restricted stock awards activity for the three months ended March 31, 2024:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,349	$21.20
Granted	802	21.00
Vested	631	24.39
Forfeited	4	22.05
Outstanding at March 31, 2024	2,516	$21.33
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2023 and 2024 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2023 and 2024 will generally vest ratably over a period of four years. Expense for restricted stock awards of $8 million was recorded for the three months ended March 31, 2024, compared to $6 million for the three months ended March 31, 2023. Included in compensation expense for the first three months of 2024 was $3 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $30 million of unrecognized compensation costs related to restricted stock awards at March 31, 2024 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2028.
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

Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at March 31, 2024 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,985	$—	$(4,427)	$35,558
Obligations of state and political subdivisions (municipal securities)	83,823	1	(2,995)	80,830
Residential mortgage-related securities:
FNMA/FHLMC	1,247,657	221	(156,880)	1,090,998
GNMA	2,219,058	6,114	(10,658)	2,214,513
Commercial mortgage-related securities:
FNMA/FHLMC	18,603	—	(1,595)	17,008
GNMA	159,523	—	(7,291)	152,232
Asset backed securities:
FFELP	130,196	22	(1,065)	129,154
SBA	916	1	(28)	890
Other debt securities	3,000	—	(35)	2,965
Total AFS investment securities	$3,902,762	$6,359	$(184,973)	$3,724,148
HTM investment securities
U.S. Treasury securities	$999	$—	$(30)	$969
Obligations of state and political subdivisions (municipal securities)	1,676,275	2,292	(154,833)	1,523,734
Residential mortgage-related securities:
FNMA/FHLMC	930,148	26,023	(184,227)	771,944
GNMA	48,043	24	(3,609)	44,457
Private-label	341,153	9,399	(69,484)	281,069
Commercial mortgage-related securities:
FNMA/FHLMC	779,310	12,068	(162,450)	628,928
GNMA	57,114	338	(7,270)	50,183
Total HTM investment securities	$3,833,043	$50,145	$(581,903)	$3,301,284

The amortized cost and fair values of AFS and HTM securities at December 31, 2023 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,984	$—	$(4,083)	$35,902
Obligations of state and political subdivisions (municipal securities)	94,008	23	(2,214)	91,817
Residential mortgage-related securities:
FNMA/FHLMC	1,274,052	294	(153,552)	1,120,794
GNMA	2,021,242	24,254	(2,822)	2,042,675
Commercial mortgage-related securities:
FNMA/FHLMC	18,691	—	(1,755)	16,937
GNMA	161,928	—	(7,135)	154,793
Asset backed securities:
FFELP	135,832	5	(1,862)	133,975
SBA	1,077	2	(28)	1,051
Other debt securities	3,000	—	(50)	2,950
Total AFS investment securities	$3,749,814	$24,579	$(173,501)	$3,600,892
HTM investment securities
U.S. Treasury securities	$999	$—	$(36)	$963
Obligations of state and political subdivisions (municipal securities)	1,682,473	5,638	(134,053)	1,554,059
Residential mortgage-related securities:
FNMA/FHLMC	941,973	27,007	(164,587)	804,393
GNMA	48,979	92	(2,901)	46,170
Private-label	345,083	9,796	(65,372)	289,507
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	12,699	(160,781)	632,914
GNMA	59,733	386	(7,500)	52,619
Total HTM investment securities	$3,860,235	$55,619	$(535,230)	$3,380,624
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at March 31, 2024, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,915	$1,902	$11,061	$11,011
Due after one year through five years	47,142	42,470	58,092	57,522
Due after five years through ten years	50,863	48,613	166,954	162,309
Due after ten years	26,888	26,368	1,441,167	1,293,862
Total debt securities	126,808	119,353	1,677,274	1,524,703
Residential mortgage-related securities:
FNMA/FHLMC	1,247,657	1,090,998	930,148	771,944
GNMA	2,219,058	2,214,513	48,043	44,457
Private-label	—	—	341,153	281,069
Commercial mortgage-related securities:
FNMA/FHLMC	18,603	17,008	779,310	628,928
GNMA	159,523	152,232	57,114	50,183
Asset backed securities:
FFELP	130,196	129,154	—	—
SBA	916	890	—	—
Total investment securities	$3,902,762	$3,724,148	$3,833,043	$3,301,284
Ratio of fair value to amortized cost		95.4%		86.1%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at March 31, 2024:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	768,220	901,215	5,685	1,154	1,676,275
Residential mortgage-related securities:
FNMA/FHLMC	930,148	—	—	—	930,148
GNMA	48,043	—	—	—	48,043
Private-label	341,153	—	—	—	341,153
Commercial mortgage-related securities:
FNMA/FHLMC	779,310	—	—	—	779,310
GNMA	57,114	—	—	—	57,114
Total HTM securities	$2,924,988	$901,215	$5,685	$1,154	$3,833,043
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2023:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	760,329	915,303	5,687	1,155	1,682,473
Residential mortgage-related securities:
FNMA/FHLMC	941,973	—	—	—	941,973
GNMA	48,979	—	—	—	48,979
Private-label	345,083	—	—	—	345,083
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	—	—	—	780,995
GNMA	59,733	—	—	—	59,733
Total HTM securities	$2,938,090	$915,303	$5,687	$1,155	$3,860,235
The following table summarizes gross realized gains and losses on AFS securities, the gain on sale and net write-up of equity securities, and proceeds from the sale of AFS investment securities for the three months ended March 31, 2024 and 2023:

	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Gross realized (losses) on AFS securities	$(197)	$—
Gain on sale and net write-up (down) of equity securities	4,076	51
Investment securities gains (losses), net	$3,879	$51
Proceeds from sales of AFS investment securities	$9,472	$—
During the first quarter of 2024, the Corporation sold its remaining Visa Class B restricted shares at a gain of $4 million.
Investment securities with a carrying value of $1.5 billion and $1.6 billion at March 31, 2024 and December 31, 2023, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $16 million and $18 million at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on AFS securities totaled $16 million and $15 million at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The allowance for credit losses on HTM securities was approximately $76,000 at March 31, 2024 and approximately $75,000 at December 31, 2023, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2024:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	1	$(4,427)	$35,558	$(4,427)	$35,558
Obligations of state and political subdivisions (municipal securities)	27	(218)	13,847	108	(2,777)	64,217	(2,995)	78,064
Residential mortgage-related securities:
FNMA/FHLMC	24	(694)	31,375	71	(156,185)	1,045,343	(156,880)	1,076,718
GNMA	59	(7,016)	1,122,930	10	(3,643)	105,462	(10,658)	1,228,391
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,595)	17,008	(1,595)	17,008
GNMA	1	(337)	13,668	30	(6,954)	138,564	(7,291)	152,232
Asset backed securities:
FFELP	2	(116)	40,177	12	(949)	75,411	(1,065)	115,588
SBA	—	—	—	5	(28)	677	(28)	677
Other debt securities	1	(7)	993	2	(28)	1,972	(35)	2,965
Total	114	$(8,388)	$1,222,990	240	$(176,585)	$1,484,212	$(184,973)	$2,707,201
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(30)	$969	$(30)	$969
Obligations of state and political subdivisions (municipal securities)	287	(2,536)	324,576	653	(152,297)	916,225	(154,833)	1,240,801
Residential mortgage-related securities:
FNMA/FHLMC	5	(40)	3,489	113	(184,186)	768,182	(184,227)	771,671
GNMA	6	(99)	8,674	79	(3,511)	34,346	(3,609)	43,020
Private-label	—	—	—	18	(69,484)	281,069	(69,484)	281,069
Commercial mortgage-related securities:
FNMA/FHLMC	1	(263)	8,003	44	(162,187)	620,926	(162,450)	628,928
GNMA	—	—	—	13	(7,270)	50,183	(7,270)	50,183
Total	299	$(2,938)	$344,741	921	$(578,965)	$2,671,899	$(581,903)	$3,016,640

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at March 31, 2024 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of March 31, 2024, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $86 million and $143 million at March 31, 2024 and December 31, 2023, respectively. The Corporation had Federal Reserve Bank stock of $88 million and $87 million at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable on FHLB stock totaled $2 million and $4 million at March 31, 2024 and December 31, 2023, respectively. There was approximately $921,000 of accrued interest receivable on Federal Reserve Bank Stock at March 31, 2024 and none at December 31, 2023. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of CRA Qualified Investment mutual funds and other mutual funds. The Corporation had equity securities with readily determinable fair values of $7 million at both March 31, 2024 and December 31, 2023.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $13 million and $35 million at March 31, 2024 and December 31, 2023, respectively. During the first quarter of 2024, the Corporation sold all of its remaining Visa Class B restricted shares.
Note 6 Loans
The period end loan composition was as follows:

($ in thousands)	Mar 31, 2024	Dec 31, 2023
Commercial and industrial	$9,858,329	$9,731,555
Commercial real estate — owner occupied	1,095,894	1,061,700
Commercial and business lending	10,954,223	10,793,255
Commercial real estate — investor	5,035,195	5,124,245
Real estate construction	2,287,041	2,271,398
Commercial real estate lending	7,322,237	7,395,644
Total commercial	18,276,460	18,188,898
Residential mortgage	7,868,180	7,864,891
Auto finance	2,471,257	2,256,162
Home equity	619,764	628,526
Other consumer	258,603	277,740
Total consumer	11,217,802	11,027,319
Total loans	$29,494,263	$29,216,218
Accrued interest receivable on loans totaled $133 million at March 31, 2024, and $132 million at December 31, 2023, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received is reversed against interest income when a loan is placed on nonaccrual.

The following table presents loans by credit quality indicator by origination year at March 31, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$279	$1,732,197	$318,587	$1,758,151	$2,806,636	$1,701,638	$380,164	$774,950	$9,472,322
Special mention	—	14,287	—	13,305	24,216	27,909	3,392	865	83,973
Substandard	434	23,288	44,013	2,283	82,394	59,491	17,184	1,138	229,791
Nonaccrual	3,157	—	2,938	12,629	14,495	17,599	—	24,582	72,243
Commercial and industrial	$3,869	$1,769,772	$365,538	$1,786,369	$2,927,740	$1,806,637	$400,739	$801,535	$9,858,329
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$11,455	$56,257	$196,065	$191,357	$234,852	$133,883	$218,224	$1,042,093
Special mention	—	94	—	—	—	—	—	—	94
Substandard	—	950	2,667	18,003	2,083	12,376	8,423	7,114	51,616
Nonaccrual	—	—	722	1,368	—	—	—	—	2,090
Commercial real estate - owner occupied	$—	$12,500	$59,646	$215,436	$193,440	$247,228	$142,306	$225,339	$1,095,894
Commercial and business lending:
Risk rating:
Pass	$279	$1,743,652	$374,844	$1,954,216	$2,997,992	$1,936,490	$514,047	$993,174	$10,514,415
Special mention	—	14,381	—	13,305	24,216	27,909	3,392	865	84,068
Substandard	434	24,239	46,680	20,286	84,477	71,867	25,606	8,252	281,408
Nonaccrual	3,157	—	3,659	13,997	14,495	17,599	—	24,582	74,333
Commercial and business lending	$3,869	$1,782,272	$425,184	$2,001,805	$3,121,180	$2,053,865	$543,045	$1,026,873	$10,954,223
Commercial real estate - investor:
Risk rating:
Pass	$—	$131,383	$196,066	$1,162,643	$1,274,328	$1,014,759	$418,534	$550,600	$4,748,313
Special mention	—	502	—	—	22,494	9,238	—	35,614	67,848
Substandard	—	—	38,662	94,918	33,540	25,949	975	6,293	200,338
Nonaccrual	—	—	—	—	—	—	—	18,697	18,697
Commercial real estate - investor	$—	$131,886	$234,727	$1,257,561	$1,330,362	$1,049,946	$419,509	$611,204	$5,035,195
Real estate construction:
Risk rating:
Pass	$—	$24,266	$58,519	$474,768	$1,177,598	$494,047	$45,034	$12,792	$2,287,023
Nonaccrual	—	—	—	—	—	—	—	18	18
Real estate construction	$—	$24,266	$58,519	$474,768	$1,177,598	$494,047	$45,034	$12,810	$2,287,041
Commercial real estate lending:
Risk rating:
Pass	$—	$155,649	$254,585	$1,637,410	$2,451,926	$1,508,806	$463,568	$563,392	$7,035,336
Special mention	—	502	—	—	22,494	9,238	—	35,614	67,848
Substandard	—	—	38,662	94,918	33,540	25,949	975	6,293	200,338
Nonaccrual	—	—	—	—	—	—	—	18,715	18,715
Commercial real estate lending	$—	$156,151	$293,246	$1,732,329	$2,507,960	$1,543,993	$464,543	$624,014	$7,322,237
Total commercial:
Risk rating:
Pass	$279	$1,899,301	$629,429	$3,591,627	$5,449,918	$3,445,296	$977,615	$1,556,566	$17,549,751
Special mention	—	14,883	—	13,305	46,710	37,146	3,392	36,480	151,916
Substandard	434	24,239	85,342	115,205	118,017	97,816	26,582	14,545	481,745
Nonaccrual	3,157	—	3,659	13,997	14,495	17,599	—	43,297	93,047
Total commercial	$3,869	$1,938,423	$718,430	$3,734,133	$5,629,140	$3,597,858	$1,007,588	$1,650,888	$18,276,460

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2024	2023	2022	2021	2020	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$23,550	$396,223	$1,657,013	$2,086,129	$1,389,566	$2,244,891	$7,797,372
Special mention	—	—	—	—	—	—	—	94	94
Substandard	—	—	—	467	92	—	—	199	759
Nonaccrual	—	—	877	1,264	10,501	9,712	8,575	39,026	69,954
Residential mortgage	$—	$—	$24,427	$397,954	$1,667,606	$2,095,841	$1,398,141	$2,284,210	$7,868,180
Auto finance:
Risk rating:
Pass	$—	$—	$384,126	$1,133,964	$874,922	$68,423	$137	$352	$2,461,925
Special mention	—	—	—	634	1,398	117	—	—	2,148
Substandard	—	—	—	26	—	—	—	—	26
Nonaccrual	—	—	21	1,682	4,898	554	—	2	7,158
Auto finance	$—	$—	$384,147	$1,136,306	$881,218	$69,094	$137	$354	$2,471,257
Home equity:
Risk rating:
Pass	$3,830	$514,998	$21	$1,508	$29,539	$5,949	$2,278	$56,995	$611,286
Special mention	17	53	—	46	38	—	—	175	312
Substandard	—	—	—	9	—	—	—	56	65
Nonaccrual	505	76	31	—	671	141	120	7,061	8,100
Home equity	$4,352	$515,127	$51	$1,563	$30,248	$6,090	$2,398	$64,286	$619,764
Other consumer:
Risk rating:
Pass	$75	$186,540	$1,489	$4,995	$2,823	$1,474	$781	$57,722	$255,824
Special mention	3	850	—	14	24	6	7	3	904
Substandard	—	1,788	—	—	—	—	—	—	1,788
Nonaccrual	4	61	—	9	7	—	—	11	87
Other consumer	$82	$189,238	$1,489	$5,018	$2,854	$1,480	$788	$57,735	$258,603
Total consumer:
Risk rating:
Pass	$3,905	$701,538	$409,186	$1,536,690	$2,564,297	$2,161,975	$1,392,762	$2,359,959	$11,126,407
Special mention	20	904	—	694	1,459	123	7	272	3,459
Substandard	—	1,788	—	502	92	—	—	255	2,637
Nonaccrual	509	137	928	2,955	16,077	10,407	8,695	46,100	85,299
Total consumer	$4,434	$704,365	$410,115	$1,540,841	$2,581,926	$2,172,506	$1,401,464	$2,406,586	$11,217,802
Total loans:
Risk rating:
Pass	$4,184	$2,600,839	$1,038,615	$5,128,316	$8,014,215	$5,607,272	$2,370,376	$3,916,525	$28,676,159
Special mention	20	15,787	—	13,999	48,169	37,270	3,399	36,752	155,375
Substandard	434	26,026	85,342	115,707	118,109	97,816	26,582	14,800	484,383
Nonaccrual	3,666	137	4,588	16,952	30,572	28,007	8,695	89,396	178,346
Total loans	$8,303	$2,642,788	$1,128,545	$5,274,974	$8,211,066	$5,770,365	$2,409,052	$4,057,474	$29,494,263
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2023:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$1,380	$1,693,249	$1,736,617	$2,877,173	$1,824,362	$398,046	$383,695	$449,006	$9,362,149
Special mention	—	21,779	4,017	46,610	8,525	3,529	—	25,341	109,801
Substandard	804	81,924	10,515	39,748	47,279	17,732	94	291	197,582
Nonaccrual	6,414	—	13,317	14,188	33,891	627	—	—	62,022
Commercial and industrial	$8,598	$1,796,951	$1,764,466	$2,977,719	$1,914,057	$419,934	$383,789	$474,638	$9,731,555
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$15,393	$204,039	$188,003	$239,218	$136,535	$135,730	$92,339	$1,011,259
Special mention	—	271	—	—	6,150	2,635	—	1,293	10,349
Substandard	—	292	14,735	2,791	6,416	8,537	3,086	2,841	38,699
Nonaccrual	—	—	1,394	—	—	—	—	—	1,394
Commercial real estate - owner occupied	$—	$15,957	$220,168	$190,794	$251,783	$147,708	$138,816	$96,473	$1,061,700
Commercial and business lending:
Risk rating:
Pass	$1,380	$1,708,642	$1,940,657	$3,065,177	$2,063,580	$534,581	$519,426	$541,345	$10,373,408
Special mention	—	22,050	4,017	46,610	14,675	6,164	—	26,634	120,150
Substandard	804	82,216	25,250	42,539	53,695	26,269	3,180	3,132	236,281
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	—	63,416
Commercial and business lending	$8,598	$1,812,909	$1,984,635	$3,168,514	$2,165,840	$567,642	$522,606	$571,111	$10,793,255
Commercial real estate - investor:
Risk rating:
Pass	$—	$155,109	$1,263,866	$1,247,434	$1,080,425	$471,371	$358,996	$239,230	$4,816,433
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Commercial real estate - investor	$—	$155,611	$1,374,116	$1,342,492	$1,121,633	$472,355	$388,768	$269,269	$5,124,245
Real estate construction:
Risk rating:
Pass	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,954	$2,271,392
Nonaccrual	—	—	—	—	—	—	—	6	6
Real estate construction	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,960	$2,271,398
Commercial real estate lending:
Risk rating:
Pass	$—	$178,416	$1,686,143	$2,424,042	$1,628,250	$559,052	$364,737	$247,184	$7,087,824
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Nonaccrual	—	—	—	—	—	—	—	6	6
Commercial real estate lending	$—	$178,918	$1,796,393	$2,519,100	$1,669,458	$560,035	$394,508	$277,230	$7,395,644

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Total commercial:
Risk rating:
Pass	$1,380	$1,887,058	$3,626,800	$5,489,219	$3,691,830	$1,093,633	$884,162	$788,529	$17,461,232
Special mention	—	22,552	8,265	72,084	40,882	6,164	29,772	32,648	212,368
Substandard	804	82,216	131,253	112,123	68,695	27,253	3,180	27,157	451,876
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	6	63,422
Total commercial	$8,598	$1,991,827	$3,781,028	$5,687,614	$3,835,298	$1,127,677	$917,114	$848,341	$18,188,898
Residential mortgage:
Risk rating:
Pass	$—	$—	$352,321	$1,617,409	$2,110,577	$1,414,186	$647,778	$1,650,542	$7,792,813
Special mention	—	—	—	—	—	—	95	57	152
Substandard	—	—	490	93	—	—	174	26	784
Nonaccrual	—	—	1,425	9,567	9,259	10,397	6,628	33,865	71,142
Residential mortgage	$—	$—	$354,236	$1,627,070	$2,119,836	$1,424,583	$654,675	$1,684,490	$7,864,891
Auto finance:
Risk rating:
Pass	$—	$—	$1,218,820	$952,839	$75,209	$163	$456	$132	$2,247,618
Special mention	—	—	619	1,850	205	—	—	—	2,674
Substandard	—	—	—	73	—	—	—	—	73
Nonaccrual	—	—	1,032	4,332	430	—	3	—	5,797
Auto finance	$—	$—	$1,220,471	$959,094	$75,844	$163	$458	$132	$2,256,162
Home equity:
Risk rating:
Pass	$8,703	$521,000	$1,678	$29,863	$6,084	$2,327	$4,891	$53,350	$619,192
Special mention	179	200	—	87	—	29	15	378	708
Substandard	10	75	10	—	—	—	33	—	118
Nonaccrual	1,302	160	29	495	132	144	368	7,180	8,508
Home equity	$10,195	$521,434	$1,717	$30,445	$6,217	$2,500	$5,308	$60,907	$628,526
Other consumer:
Risk rating:
Pass	$121	$196,632	$6,419	$3,732	$2,658	$1,127	$460	$64,121	$275,149
Special mention	26	843	9	—	3	20	—	6	881
Substandard	—	1,582	—	—	—	—	—	—	1,582
Nonaccrual	27	71	10	1	6	2	8	29	128
Other consumer	$174	$199,129	$6,438	$3,733	$2,668	$1,149	$468	$64,156	$277,740
Total consumer:
Risk rating:
Pass	$8,824	$717,632	$1,579,238	$2,603,843	$2,194,529	$1,417,802	$653,584	$1,768,145	$10,934,773
Special mention	205	1,043	628	1,936	208	49	110	441	4,416
Substandard	10	1,656	500	166	—	—	207	26	2,556
Nonaccrual	1,330	231	2,496	14,396	9,827	10,544	7,007	41,073	85,574
Total consumer	$10,369	$720,563	$1,582,862	$2,620,341	$2,204,564	$1,428,395	$660,909	$1,809,685	$11,027,319
Total loans:
Risk rating:
Pass	$10,204	$2,604,690	$5,206,038	$8,093,062	$5,886,359	$2,511,435	$1,537,747	$2,556,674	$28,396,005
Special mention	205	23,595	8,893	74,020	41,091	6,213	29,882	33,089	216,784
Substandard	814	83,872	131,753	112,289	68,695	27,253	3,387	27,183	454,432
Nonaccrual	7,744	231	17,206	28,584	43,718	11,170	7,007	41,080	148,997
Total loans	$18,966	$2,712,389	$5,363,890	$8,307,956	$6,039,862	$2,556,071	$1,578,023	$2,658,026	$29,216,218
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the three months ended March 31, 2024:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	YTD 2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$1,024	$—	$125	$553	$17,724	$3	$—	$19,429
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	1,024	—	125	553	17,724	3	3	19,432
Total commercial	1,024	—	125	553	17,724	3	3	19,432
Residential mortgage	—	—	40	—	—	2	47	89
Auto finance	—	—	767	1,675	158	—	—	2,600
Home equity	93	—	—	—	—	—	15	108
Other consumer	1,688	—	15	8	17	28	34	1,790
Total consumer	1,782	—	822	1,683	175	30	95	4,586
Total gross charge offs	$2,806	$—	$947	$2,236	$17,899	$33	$98	$24,018
The following table presents gross charge offs by origination year for the year ended December 31, 2023:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$4,130	$717	$9,594	$25,270	$5,958	$—	$18	$45,687
Commercial real estate-owner occupied	—	—	—	—	—	25	—	25
Commercial and business lending	4,130	717	9,594	25,270	5,958	25	18	45,713
Commercial real estate-investor	—	—	—	—	—	—	252	252
Real estate construction	—	—	—	—	—	—	25	25
Commercial real estate lending	—	—	—	—	—	—	277	277
Total commercial	4,130	717	9,594	25,270	5,958	25	295	45,989
Residential mortgage	—	2	32	42	148	5	723	952
Auto finance	—	795	4,524	626	—	5	—	5,950
Home equity	53	21	3	31	—	22	294	424
Other consumer	4,884	—	72	124	131	72	170	5,453
Total consumer	4,937	818	4,630	823	279	105	1,187	12,779
Total gross charge offs	$9,068	$1,535	$14,224	$26,093	$6,237	$130	$1,482	$58,768
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that warrant specific attention from management. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit. Accruing loan modifications could be pass or special mention, depending on the risk rating on the loan. Substandard loans are considered inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. These loans generally have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a loan modification, meet the criteria to be individually evaluated. Commercial loans classified as special mention, substandard, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The following table presents loans by past due status at March 31, 2024:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$9,785,140	$371	$150	$426	$72,243	$9,858,329
Commercial real estate - owner occupied	1,093,804	—	—	—	2,090	1,095,894
Commercial and business lending	10,878,944	371	150	426	74,333	10,954,223
Commercial real estate - investor	4,997,335	—	19,164	—	18,697	5,035,195
Real estate construction	2,285,763	1,260	—	—	18	2,287,041
Commercial real estate lending	7,283,098	1,260	19,164	—	18,715	7,322,237
Total commercial	18,162,042	1,631	19,314	426	93,047	18,276,460
Residential mortgage	7,788,322	9,808	94	—	69,954	7,868,180
Auto finance	2,451,552	10,373	2,148	26	7,158	2,471,257
Home equity	608,821	2,506	312	24	8,100	619,764
Other consumer	254,313	1,298	963	1,942	87	258,603
Total consumer	11,103,009	23,985	3,517	1,992	85,299	11,217,802
Total loans	$29,265,051	$25,617	$22,831	$2,417	$178,346	$29,494,263
(a) Of the total nonaccrual loans, $98 million, or 55%, were current with respect to payment at March 31, 2024.
(b) No interest income was recognized on nonaccrual loans for the three months ended March 31, 2024. In addition, there were $20 million of nonaccrual loans for which there was no related ACLL at March 31, 2024.

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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three months ended March 31, 2024 and March 31, 2023. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at March 31, 2024.

	Interest Rate Concession
	Amortized Cost
($ in thousands)	March 31, 2024	March 31, 2023
Commercial and industrial	$159	$47
Auto	46	61
Home equity	—	31
Other consumer	534	498
Total loans modified	$739	$637

	Term Extension
	Amortized Cost
($ in thousands)	March 31, 2024	March 31, 2023
Residential mortgage	$—	$209
Total loans modified	$—	$209

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
($ in thousands)	March 31, 2024	March 31, 2023
Residential mortgage	$643	$165
Home equity	31	93
Total loans modified	$674	$258
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans as of March 31, 2024 and March 31, 2023:

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
Loan Type	March 31, 2024	March 31, 2023
Commercial and industrial	(16)%	(16)%
Residential mortgage	3%	—%
Auto	(9)%	(2)%
Home equity	(3)%	1%
Other consumer	(21)%	(20)%
Weighted average of total loans modified	(9)%	(17)%
(a) Due to market conditions, some interest rate concessions on floating rate loans may involve an increase in rate that was lower in comparison to the rate of increase for floating rate loans not modified.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
Loan Type	March 31, 2024	March 31, 2023
Residential mortgage	158 months	26 months
Home equity	64 months	0 months
Weighted average of total loans modified	153 months	26 months
(a) During the three months ended March 31, 2024 and March 31, 2023, term extensions changed the weighted average term on modified loans from 254 to 407 months and 334 to 360 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended March 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Commercial and industrial	$377	$—	$—	$—
Residential mortgage	345	—	—	991
Auto	63	3	—	11
Home equity	135	47	—	139
Other consumer	1,487	—	—	—
Total loans modified	$2,407	$50	$—	$1,141
The following table depicts the performance of loans that have been modified in the three months ended March 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Nonaccrual
Commercial and industrial	$47	$—	$—	$—
Residential mortgage	126	—	—	248
Auto	61	—	—	—
Home equity	31	—	—	93
Other consumer	498	—	—	—
Total loans modified	$763	$—	$—	$341

The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months and subsequently had a payment default during the three months ended March 31, 2024:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Auto	$11	$—	$—
Total loans modified	$11	$—	$—
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous three months and subsequently had a payment default during the three months ended March 31, 2023:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Home equity	$—	$—	$60
Total loans modified	$—	$—	$60
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for March 31, 2024 was the Moody's baseline scenario from February 2024, which was reviewed against the March 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the three months ended March 31, 2024:

($ in thousands)	Dec 31, 2023	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Mar 31, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(19,429)	$791	$(18,638)	$23,202	$132,826
Commercial real estate — owner occupied	10,610	(3)	5	2	1,768	12,381
Commercial and business lending	138,873	(19,432)	796	(18,636)	24,970	145,207
Commercial real estate — investor	67,858	—	—	—	4,137	71,995
Real estate construction	53,554	—	30	30	(4,281)	49,303
Commercial real estate lending	121,412	—	30	30	(144)	121,298
Total commercial	260,285	(19,432)	826	(18,606)	24,826	266,506
Residential mortgage	37,808	(89)	27	(62)	(1,831)	35,915
Auto finance	24,961	(2,600)	506	(2,094)	3,248	26,114
Home equity	15,403	(108)	319	211	(874)	14,740
Other consumer	12,638	(1,790)	252	(1,537)	1,630	12,731
Total consumer	90,809	(4,586)	1,104	(3,482)	2,174	89,501
Total loans	$351,094	$(24,018)	$1,930	$(22,088)	$27,000	$356,006
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$(757)	$12,562
Commercial real estate — owner occupied	149	—	—	—	15	164
Commercial and business lending	13,468	—	—	—	(742)	12,725
Commercial real estate — investor	480	—	—	—	37	517
Real estate construction	17,024	—	—	—	(2,103)	14,921
Commercial real estate lending	17,504	—	—	—	(2,066)	15,438
Total commercial	30,972	—	—	—	(2,808)	28,164
Home equity	2,629	—	—	—	(316)	2,313
Other consumer	1,174	—	—	—	124	1,298
Total consumer	3,803	—	—	—	(192)	3,612
Total loans	$34,776	$—	$—	$—	$(3,000)	$31,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(19,429)	$791	$(18,638)	$22,445	$145,388	1.47%
Commercial real estate — owner occupied	10,759	(3)	5	2	1,783	12,544	1.14%
Commercial and business lending	152,341	(19,432)	796	(18,636)	24,227	157,933	1.44%
Commercial real estate — investor	68,338	—	—	—	4,174	72,512	1.44%
Real estate construction	70,578	—	30	30	(6,383)	64,225	2.81%
Commercial real estate lending	138,916	—	30	30	(2,209)	136,737	1.87%
Total commercial	291,257	(19,432)	826	(18,606)	22,018	294,669	1.61%
Residential mortgage	37,808	(89)	27	(62)	(1,831)	35,915	0.46%
Auto finance	24,961	(2,600)	506	(2,094)	3,248	26,114	1.06%
Home equity	18,032	(108)	319	211	(1,190)	17,054	2.75%
Other consumer	13,812	(1,790)	252	(1,537)	1,755	14,029	5.43%
Total consumer	94,613	(4,586)	1,104	(3,482)	1,982	93,112	0.83%
Total loans	$385,870	$(24,018)	$1,930	$(22,088)	$24,000	$387,782	1.31%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2023:

($ in thousands)	Dec 31, 2022	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2023	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$119,076	$(45,687)	$3,015	$(42,672)	$51,859	$128,263
Commercial real estate — owner occupied	9,475	(25)	11	(15)	1,150	10,610
Commercial and business lending	128,551	(45,713)	3,026	(42,687)	53,009	138,873
Commercial real estate — investor	54,398	(252)	3,016	2,763	10,697	67,858
Real estate construction	45,589	(25)	80	55	7,910	53,554
Commercial real estate lending	99,986	(277)	3,095	2,819	18,607	121,412
Total commercial	228,538	(45,989)	6,121	(39,868)	71,616	260,285
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961
Home equity	14,875	(424)	1,262	837	(310)	15,403
Other consumer	11,390	(5,453)	978	(4,475)	5,723	12,638
Total consumer	84,182	(12,779)	4,021	(8,758)	15,384	90,809
Total loans	$312,720	$(58,768)	$10,142	$(48,626)	$87,000	$351,094
Allowance for unfunded commitments
Commercial and industrial	$12,997	$—	$—	$—	$321	$13,319
Commercial real estate — owner occupied	103	—	—	—	46	149
Commercial and business lending	13,101	—	—	—	367	13,468
Commercial real estate — investor	710	—	—	—	(230)	480
Real estate construction	20,583	—	—	—	(3,558)	17,024
Commercial real estate lending	21,292	—	—	—	(3,788)	17,504
Total commercial	34,393	—	—	—	(3,421)	30,972
Home equity	2,699	—	—	—	(70)	2,629
Other consumer	1,683	—	—	—	(509)	1,174
Total consumer	4,382	—	—	—	(579)	3,803
Total loans	$38,776	$—	$—	$—	$(4,000)	$34,776
Allowance for credit losses on loans
Commercial and industrial	$132,073	$(45,687)	$3,015	$(42,672)	$52,181	$141,582	1.45%
Commercial real estate — owner occupied	9,579	(25)	11	(15)	1,195	10,759	1.01%
Commercial and business lending	141,652	(45,713)	3,026	(42,687)	53,376	152,341	1.41%
Commercial real estate — investor	55,108	(252)	3,016	2,763	10,467	68,338	1.33%
Real estate construction	66,171	(25)	80	55	4,351	70,578	3.11%
Commercial real estate lending	121,279	(277)	3,095	2,819	14,819	138,916	1.88%
Total commercial	262,931	(45,989)	6,121	(39,868)	68,195	291,257	1.60%
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808	0.48%
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961	1.11%
Home equity	17,574	(424)	1,262	837	(380)	18,032	2.87%
Other consumer	13,073	(5,453)	978	(4,475)	5,214	13,812	4.97%
Total consumer	88,565	(12,779)	4,021	(8,758)	14,805	94,613	0.86%
Total loans	$351,496	$(58,768)	$10,142	$(48,626)	$83,000	$385,870	1.32%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2023, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the KBW Nasdaq Regional Banking Index (KRX), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2023 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2023 or the first three months of 2024.
The Corporation had goodwill of $1.1 billion at both March 31, 2024 and December 31, 2023.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

($ in thousands)	Three Months Ended March 31, 2024	Year Ended Dec 31, 2023
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(49,841)	(47,638)
Net book value	$38,268	$40,471
Amortization during the period	$2,203	$8,811
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the three months ended March 31, 2024 and the year ended December 31, 2023 is as follows:

($ in thousands)	Three Months Ended March 31, 2024	Year Ended Dec 31, 2023
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$84,390	$77,351
Additions	877	3,564
Paydowns	(1,687)	(7,185)
Valuation:
Change in fair value model assumptions	—	8,881
Changes in fair value of asset	1,646	1,778
Mortgage servicing rights at end of period	$85,226	$84,390
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)(a)	$6,349,049	$7,364,492
Mortgage servicing rights to servicing portfolio(a)	1.34%	1.15%
(a) During the fourth quarter of 2023, the Corporation transferred $969 million of residential mortgages into held for sale and subsequently sold them for $844 million. After sale, the servicing was retained for a short period until full servicing was transferred to the purchaser in January 2024.
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2024. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Nine months ended December 31, 2024	$6,608	$6,930
2025	8,811	11,133
2026	8,811	11,013
2027	8,811	10,506
2028	3,485	9,628
2029	1,681	8,614
Beyond 2029	61	27,402
Total estimated amortization expense and MSRs decay	$38,268	$85,226

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	Mar 31, 2024	Dec 31, 2023
Short-term funding
Federal funds purchased	$175,135	$220,160
Securities sold under agreements to repurchase	90,536	106,620
Federal funds purchased and securities sold under agreements to repurchase	265,671	326,780
BTFP funding	500,000	—
Total short-term funding	$765,671	$326,780
Long-term funding
Corporation subordinated notes, at par	$550,000	$550,000
Discount and capitalized costs	(7,468)	(7,748)
Subordinated debt fair value hedge(a)	(6,838)	(1,366)
Finance leases	361	383
Total long-term funding	$536,055	$541,269
Total short and long-term funding, excluding FHLB advances	$1,301,726	$868,049
FHLB advances
Short-term FHLB advances	$138,000	$740,000
Long-term FHLB advances	1,209,862	1,209,907
FHLB advances fair value hedge(a)	(14,451)	(9,713)
Total FHLB advances	$1,333,411	$1,940,194
Total short and long-term funding	$2,635,137	$2,808,243
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At March 31, 2024, the Corporation had pledged securities valued at 215% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of March 31, 2024 and December 31, 2023 are presented in the following table:

	Overnight and Continuous
($ in thousands)	Mar 31, 2024	Dec 31, 2023
Repurchase agreements
Agency mortgage-related securities	$90,536	$106,620
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $89 million and $93 million of investment securities as collateral at March 31, 2024 and December 31, 2023, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation had no required cash collateral at March 31, 2024, compared to $5 million at December 31, 2023.
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
The following table presents the total notional amounts and gross fair values of the Corporation’s derivatives, as well as the balance sheet netting adjustments as of March 31, 2024 and December 31, 2023. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of March 31, 2024 and December 31, 2023. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	Mar 31, 2024				Dec 31, 2023
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments	$1,350,000	$2,164	$1,750,000	$10,685	$2,300,000	$8,075	$550,000	$930
Foreign currency exchange forwards	147,695	624	263,335	230	231,566	632	189,212	2,946
Total designated as hedging instruments		2,788		10,915		8,707		3,876
Not designated as hedging instruments:
Interest rate-related and other instruments	3,770,832	113,337	6,262,958	222,303	3,603,513	111,623	6,528,471	195,662
Foreign currency exchange forwards	115,002	5,276	88,602	4,956	87,526	2,954	135,654	2,746
Mortgage banking(a)	49,808	666	98,000	222	29,490	439	51,500	673
Total not designated as hedging instruments		119,279		227,482		115,016		199,082
Gross derivatives before netting		122,067		238,397		123,723		202,958
Less: Legally enforceable master netting agreements		6,463		6,463		18,234		18,234
Less: Cash collateral pledged/received		55,681		—		35,855		—
Total derivative instruments, after netting		$59,923		$231,934		$69,634		$184,724

(a) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	March 31, 2024		December 31, 2023
Other long-term funding	$(543,162)	$6,838	$(548,634)	$1,366
FHLB advances	(585,549)	14,451	(590,287)	9,713
Total	$(1,128,711)	$21,289	$(1,138,921)	$11,079

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At March 31, 2024 and December 31, 2023, the carrying amount excluded for foreign currency denominated loans was $411 million and $421 million, respectively.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At March 31, 2024, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $260 million and is included in loans on the consolidated balance sheets. This amount includes $1 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income for the three months ended March 31, 2024 and 2023:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three months ended Mar 31,
	2024		2023
($ in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(4,863)	$5,322	$(1,321)	$2,515
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(40)	(10,210)	(59)	10,724
Derivatives designated as hedging instruments(a)	(4,823)	15,532	(1,262)	(8,209)
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three months ended Mar 31,
	2024	2023
($ in thousands)	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$—	$—
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	(9,070)	1,802
Derivatives designated as hedging instruments	9,070	(1,802)
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) income recognized in OCI on cash flow hedge derivative(a)	$(19,461)	$13,763
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	4,823	1,262
(a) The entirety of gains (losses) recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $12 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to March 31, 2024. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 38 months as of March 31, 2024.

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three months ended March 31, 2024 and 2023:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Mar 31,
($ in thousands)		2024	2023
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(71)	$(70)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(2,937)	2,521
Foreign currency exchange forwards	Capital markets, net	746	228
Interest rate lock commitments (mortgage)	Mortgage banking, net	227	252
Forward commitments (mortgage)	Mortgage banking, net	451	(395)
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
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of March 31, 2024 and December 31, 2023. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
March 31, 2024	$102,956	$(6,463)	$(55,681)	$40,812	$(32,683)	$8,129
December 31, 2023	87,075	(18,234)	(35,855)	32,985	(32,985)	—

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
March 31, 2024	$17,172	$(6,463)	$—	$10,709	$—	$10,709
December 31, 2023	18,767	(18,234)	—	533	—	533

Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

($ in thousands)	Mar 31, 2024	Dec 31, 2023
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,828,869	$11,170,147
Commercial letters of credit(a)	4,580	3,697
Standby letters of credit(c)	230,396	212,029
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at March 31, 2024 or December 31, 2023.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2 million at both March 31, 2024 and December 31, 2023, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$38,776
Provision for unfunded commitments	(3,000)	(4,000)
Balance at end of period	$31,776	$34,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at March 31, 2024 was $215 million, compared to $219 million at December 31, 2023, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $9 million for both the three months ended March 31, 2024 and

March 31, 2023. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $212 million at March 31, 2024 and $215 million at December 31, 2023.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $31 million at March 31, 2024 and $27 million at December 31, 2023. Additionally, at March 31, 2024, the Corporation also invests in a private SBA loan fund, recorded in equity securities on the consolidated balance sheets, the purpose of which is to identify CRA qualifying loans within a target region, which has a remaining unfunded equity contribution of $3 million.
For the three months ended March 31, 2024 and the year ended December 31, 2023, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $40 million at both March 31, 2024 and December 31, 2023, included in tax credit and other investments on the consolidated balance sheets.
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

In recent consent orders with financial institutions, the CFPB has asserted that certain overdraft charges constitute “unfair and abusive acts and practices.” In certain instances, these financial institutions have agreed to make restitution to customers and to pay civil money penalties. Included in the practices that the CFPB has asserted are “unfair and abusive” are 1) overdraft fees on transactions that had a sufficient balance at the time authorized but then later settled with an insufficient balance (“APSN Fees”), and 2) repeat insufficient funds fees on transactions resubmitted for payment after they were initially declined (“Representment Fees”). In light of these orders, the Corporation has undertaken a review of its current and past practices regarding APSN Fees and Representment Fees. Such review could result in changes to our overdraft fee policies, which would reduce our fee income in future periods and which could also result in a decision to make remediation payments to current and past customers who incurred such fees. The Corporation’s financial results may be materially impacted in any period in which the Corporation determines to make any such remediation payments. In addition to the review described above, the Corporation received an arbitration request in July 2023 which, among other things, sought to recover APSN Fees and Representment Fees on behalf of approximately 1,400 current and former deposit customers of the Corporation (the “arbitration request”). After mediation of the arbitration request, a settlement of up to $2.1 million including attorneys' fees was concluded in February 2024.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $1 million and $5 million for the three months ended March 31, 2024 and the year ended December 31, 2023, respectively. There were no loss reimbursement and settlement claims paid in the three months ended March 31, 2024 or for the year ended December 31, 2023. Make whole requests since January 1, 2023 generally arose from loans originated since January 1, 2021 with such balances totaling $3.9 billion at the time of sale, consisting primarily of loans sold to GSEs. As of March 31, 2024, $3.3 billion of those loans originated since January 1, 2021 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $704,000 at March 31, 2024 and $835,000 at December 31, 2023.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At both March 31, 2024 and December 31, 2023, there were $15 million of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. The Corporation resumed selling loans to the FHLB with such credit risk retention in February 2024, but prior to that, had not sold any loans with this credit risk retention since February 2005. At March 31, 2024 and December 31, 2023, there were $37 million and $16 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 12 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2023 Annual Report on Form 10-K.

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments as of March 31, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Mar 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$429,859	$429,859	$429,859	$—	$—
Interest-bearing deposits in other financial institutions	420,114	420,114	420,114	—	—
Federal funds sold and securities purchased under agreements to resell	1,610	1,610	1,610	—	—
AFS investment securities:
U.S. Treasury securities	35,558	35,558	35,558	—	—
Obligations of state and political subdivisions (municipal securities)	80,830	80,830	—	80,830	—
Residential mortgage-related securities:
FNMA / FHLMC	1,090,998	1,090,998	—	1,090,998	—
GNMA	2,214,513	2,214,513	—	2,214,513	—
Commercial mortgage-related securities:
FNMA / FHLMC	17,008	17,008	—	17,008	—
GNMA	152,232	152,232	—	152,232	—
Asset backed securities:
FFELP	129,154	129,154	—	129,154	—
SBA	890	890	—	890	—
Other debt securities	2,965	2,965	—	2,965	—
Total AFS investment securities	3,724,148	3,724,148	35,558	3,688,590	—
HTM investment securities:
U.S. Treasury securities	999	969	969	—	—
Obligations of state and political subdivisions (municipal securities), net	1,676,199	1,523,658	—	1,523,658	—
Residential mortgage-related securities:
FNMA / FHLMC	930,148	771,944	—	771,944	—
GNMA	48,043	44,457	—	44,457	—
Private-label	341,153	281,069	—	281,069	—
Commercial mortgage-related securities:
FNMA / FHLMC	779,310	628,928	—	628,928	—
GNMA	57,114	50,183	—	50,183	—
Total HTM investment securities, net	3,832,967	3,301,209	969	3,300,239	—
Equity securities:
Equity securities	7,071	7,071	6,966	—	105
Equity securities at NAV	12,500	12,500
Total equity securities	19,571	19,571

FHLB and Federal Reserve Bank stocks	173,968	173,968	—	173,968	—
Residential loans held for sale	52,414	52,414	—	52,414	—
Loans, net	29,138,257	27,739,448	—	—	27,739,448
Bank and corporate owned life insurance	685,089	685,089	—	685,089	—
Mortgage servicing rights, net	85,226	85,226	—	—	85,226
Interest rate-related instruments designated as hedging instruments(a)	2,164	2,164	—	2,164	—
Foreign currency exchange forwards designated as hedging instruments(a)	624	624	—	624	—
Interest rate-related and other instruments not designated as hedging instruments(a)	113,337	113,337	—	113,337	—
Foreign currency exchange forwards not designated as hedging instruments(a)	5,276	5,276	—	5,276	—
Interest rate lock commitments to originate residential mortgage loans held for sale	666	666	—	—	666
Total selected assets at fair value	$38,685,290	$36,754,723	$895,077	$8,021,701	$27,825,445

(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Mar 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$6,254,135	$6,254,135	$—	$—	$6,254,135
Savings	5,124,639	5,124,639	—	—	5,124,639
Interest-bearing demand	8,747,127	8,747,127	—	—	8,747,127
Money market	6,721,674	6,721,674	—	—	6,721,674
Brokered CDs(a)	3,931,230	3,931,230	—	3,931,230	—
Other time deposits(a)	2,934,352	2,934,352	—	2,934,352	—
Total deposits	33,713,158	33,713,158	—	6,865,582	26,847,575
Short-term funding:
Federal funds purchased and securities sold under agreements to repurchase	265,671	265,661	—	265,661	—
BTFP funding	500,000	497,959	—	497,959	—
Total short-term funding	765,671	763,620	—	763,620	—

FHLB advances	1,333,411	1,320,280	—	1,320,280	—
Other long-term funding	536,055	517,009	—	517,009	—
Standby letters of credit(b)	2,347	2,347	—	2,347	—
Interest rate-related instruments designated as hedging instruments(c)	10,685	10,685	—	10,685	—
Foreign currency exchange forwards designated as hedging instruments(c)	230	230	—	230	—
Interest rate-related and other instruments not designated as hedging instruments(c)	222,303	222,303	—	222,303	—
Foreign currency exchange forwards not designated as hedging instruments(c)	4,956	4,956	—	4,956	—
Forward commitments to sell residential mortgage loans	222	222	—	—	222
Total selected liabilities at fair value	$36,589,039	$36,554,811	$—	$9,707,013	$26,847,797

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $230 million at March 31, 2024. See Note 11 for additional information on the standby letters of credit and for information on    the fair value of lending-related commitments.
(c) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Dec 31, 2023
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$484,384	$484,384	$484,384	$—	$—
Interest-bearing deposits in other financial institutions	425,089	425,089	425,089	—	—
Federal funds sold and securities purchased under agreements to resell	14,350	14,350	14,350	—	—
AFS investment securities:
U.S. Treasury securities	35,902	35,902	35,902	—	—
Obligations of state and political subdivisions (municipal securities)	91,817	91,817	—	91,817	—
Residential mortgage-related securities:
FNMA / FHLMC	1,120,794	1,120,794	—	1,120,794	—
GNMA	2,042,675	2,042,675	—	2,042,675	—
Commercial mortgage-related securities:
FNMA / FHLMC	16,937	16,937	—	16,937	—
GNMA	154,793	154,793	—	154,793	—
Asset backed securities:
FFELP	133,975	133,975	—	133,975	—
SBA	1,051	1,051	—	1,051	—
Other debt securities	2,950	2,950	—	2,950	—
Total AFS investment securities	3,600,892	3,600,892	35,902	3,564,990	—
HTM investment securities:
U.S. Treasury securities	999	963	963	—	—
Obligations of state and political subdivisions (municipal securities), net	1,682,398	1,553,984	—	1,553,984	—
Residential mortgage-related securities:
FNMA / FHLMC	941,973	804,393	—	804,393	—
GNMA	48,979	46,170	—	46,170	—
Private-label	345,083	289,507	—	289,507	—
Commercial mortgage-related securities:
FNMA / FHLMC	780,995	632,914	—	632,914	—
GNMA	59,733	52,619	—	52,619	—
Total HTM investment securities, net	3,860,160	3,380,550	963	3,379,586	—
Equity securities:
Equity securities	31,651	31,651	6,883	—	24,769
Equity securities at NAV	10,000	10,000
Total equity securities	41,651	41,651

FHLB and Federal Reserve Bank stocks	229,171	229,171	—	229,171	—
Residential loans held for sale	33,011	33,011	—	33,011	—
Commercial loans held for sale	90,303	90,303	—	90,303	—
Loans, net	28,865,124	27,371,086	—	—	27,371,086
Bank and corporate owned life insurance	682,649	682,649	—	682,649	—
Mortgage servicing rights, net	84,390	84,390	—	—	84,390
Interest rate-related instruments designated as hedging instruments(a)	8,075	8,075	—	8,075	—
Foreign currency exchange forwards designated as hedging instruments(a)	632	632	—	632	—
Interest rate-related and other instruments not designated as hedging instruments(a)	111,623	111,623	—	111,623	—
Foreign currency exchange forwards not designated as hedging instruments(a)	2,954	2,954	—	2,954	—
Interest rate lock commitments to originate residential mortgage loans held for sale	439	439	—	—	439
Total selected assets at fair value	$38,534,897	$36,561,249	$967,570	$8,102,995	$27,480,684

(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Dec 31, 2023
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$6,119,956	$6,119,956	$—	$—	$6,119,956
Savings	4,835,701	4,835,701	—	—	4,835,701
Interest-bearing demand	8,843,967	8,843,967	—	—	8,843,967
Money market	6,330,453	6,330,453	—	—	6,330,453
Brokered CDs(a)	4,447,479	4,447,479	—	4,447,479	—
Other time deposits(a)	2,868,494	2,868,494	—	2,868,494	—
Total deposits	33,446,049	33,446,049	—	7,315,973	26,130,076

Federal funds purchased and securities sold under agreements to repurchase	326,780	326,757	—	326,757	—
FHLB advances	1,940,194	1,944,600	—	1,944,600	—
Other long-term funding	541,269	534,983	—	534,983	—
Standby letters of credit(b)	2,157	2,157	—	2,157	—
Interest rate-related instruments designated as hedging instruments(c)	930	930	—	930	—
Foreign currency exchange forwards designated as hedging instruments(c)	2,946	2,946	—	2,946	—
Interest rate-related and other instruments not designated as hedging instruments(c)	195,662	195,662	—	195,662	—
Foreign currency exchange forwards not designated as hedging instruments(c)	2,746	2,746	—	2,746	—
Forward commitments to sell residential mortgage loans	673	673	—	—	673
Total selected liabilities at fair value	$36,459,407	$36,457,504	$—	$10,326,755	$26,130,749

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $212 million at December 31, 2023. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(c) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the three months ended March 31, 2024 and the year ended December 31, 2023, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2022	$86	$46	$40
New production	6,557	(1,816)	8,373
Closed loans / settlements	(4,171)	2,494	(6,665)
Other	(2,033)	(51)	(1,982)
Change in mortgage derivative	352	627	(274)
Balance December 31, 2023	$439	$673	$(234)
New production	$1,820	$(590)	$2,409
Closed loans / settlements	(1,546)	188	(1,734)
Other	(46)	(49)	3
Change in mortgage derivative	227	(451)	678
Balance March 31, 2024	$666	$222	$444
The following table presents a rollforward of the fair value of Level 3 equity securities, for the three months ended March 31, 2024 and the year ended December 31, 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes:

($ in thousands)
Fair value as of December 31, 2022	$19,225
Gains recognized in investment securities gains, net	5,861
Purchases	11
Sales	(329)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	$4,054
Purchases	8
Sales	(28,725)
Fair value as of March 31, 2024	$105

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
March 31, 2024
Assets
Individually evaluated loans	Level 3	$67,625	Provision for credit losses	$22,305
OREO(b)	Level 2	102	Other noninterest expense / provision for credit losses(c)	21

December 31, 2023
Assets
Individually evaluated loans	Level 3	$47,221	Provision for credit losses	$45,709
OREO(b)	Level 2	3,139	Other noninterest expense / provision for credit losses(c)	2,532
Equity securities without readily determinable fair values	Level 3	24,671	Investment securities gains (losses), net	5,785
(a) Includes the YTD impact on the consolidated statements of income.
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

March 31, 2024	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	6%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	11%	-	56%	52%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing Ratio	25%	-	100%	86%
Note 13 Retirement Plans
The Corporation has a noncontributory defined benefit RAP, covering substantially all employees who meet the eligibility requirements. The benefits are based primarily on years of service and the employee’s eligible compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Retirement plans of acquired entities are typically merged into the RAP depending on the terms of the merger agreement, and, as applicable, credit is usually applied to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.

The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended Mar 31,
($ in thousands)	2024	2023
RAP
Service cost	$874	$796
Interest cost	2,719	2,686
Expected return on plan assets	(8,650)	(8,202)
Amortization of prior service cost	(53)	(63)
Amortization of actuarial loss	—	37
Total net periodic pension cost	$(5,111)	$(4,746)
Postretirement Plan
Interest cost	$18	$20
Amortization of prior service cost	(19)	(19)
Amortization of actuarial (gain)	(7)	(7)
Total net periodic benefit cost	$(8)	$(7)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2023 or the three months ended March 31, 2024.
Note 14 Segment Reporting
The Corporation utilizes a risk-based internal profitability measurement system to provide strategic business unit reporting. The profitability measurement system is based on internal management methodologies designed to produce consistent results and reflect the underlying economics of the units. Certain strategic business units have been combined for segment information reporting purposes where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments has been compiled utilizing the accounting policies described in the Corporation’s 2023 Annual Report on Form 10-K, with certain exceptions. The more significant of these exceptions are described herein.
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
The provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using the methodologies described in the Corporation’s 2023 Annual Report on Form 10-K. The net effect of the credit provision is recorded in Risk Management and Shared Services. Indirect expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including, when applicable, amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, and asset gains on disposed business units) are generally not allocated to segments. Income taxes are allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk).
A brief description of each business segment is presented below. A more in-depth discussion of these segments can be found in the Segment Reporting note in the Corporation’s 2023 Annual Report on Form 10-K.
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
Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Net interest income	$242,931	$219,123
Net intersegment interest (expense)	(93,736)	(80,980)
Segment net interest income	149,195	138,143
Noninterest income	34,422	32,717
Total revenue	183,617	170,860
Provision for credit losses	15,428	13,782
Noninterest expense	66,350	62,119
Income before income taxes	101,839	94,960
Income tax expense	21,081	17,726
Net income	$80,758	$77,234
Allocated goodwill	$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Net interest income	$58,192	$80,284
Net intersegment interest income	130,159	88,079
Segment net interest income	188,351	168,363
Noninterest income	24,494	25,947
Total revenue	212,845	194,310
Provision for credit losses	6,825	6,758
Noninterest expense	110,490	111,735
Income before income taxes	95,530	75,817
Income tax expense	20,062	15,922
Net income	$75,468	$59,895
Allocated goodwill	$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Net interest (loss)	$(43,266)	$(25,397)
Net intersegment (expense)	(36,422)	(7,099)
Segment net interest (loss)	(79,688)	(32,496)
Noninterest income	6,068	3,409
Total revenue	(73,620)	(29,087)
Provision for credit losses	1,747	(2,568)
Noninterest expense	20,817	13,558
(Loss) before income taxes	(96,184)	(40,077)
Income tax (benefit)	(21,127)	(6,307)
Net (loss)	$(75,058)	$(33,770)
Allocated goodwill	$—	$—

	Consolidated Total
	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Net interest income	$257,858	$274,010
Net intersegment interest income	—	—
Segment net interest income	257,858	274,010
Noninterest income	64,985	62,073
Total revenue	322,842	336,083
Provision for credit losses	24,001	17,971
Noninterest expense	197,657	187,412
Income before income taxes	101,185	130,700
Income tax expense	20,016	27,340
Net income	$81,169	$103,360
Allocated goodwill	$1,104,992	$1,104,992

Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2024 and 2023, including changes during the preceding three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive (loss) before reclassifications	(29,889)	—	—	(29,889)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	197	—	—	197
HTM investment securities, net, at amortized cost(a)	2,060	—	—	2,060
Other assets / accrued expenses and other liabilities	—	(19,461)	—	(19,461)
Interest income	—	4,823	—	4,823
Personnel expense	—	—	(72)	(72)
Other expense	—	—	(7)	(7)
Income tax benefit (expense)	6,885	(1,688)	(1,633)	3,564
Net other comprehensive (loss) during period	(20,746)	(16,326)	(1,712)	(38,785)
Balance March 31, 2024	$(169,388)	$(13,246)	$(27,247)	$(209,881)

Balance December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive income before reclassifications	36,478	—	—	36,478
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	2,267	—	—	2,267
Other assets / accrued expenses and other liabilities	—	13,763	—	13,763
Interest income	—	1,262	—	1,262
Personnel expense	—	—	(81)	(81)
Other expense	—	—	30	30
Income tax (expense) benefit	(9,892)	(4,694)	79	(14,507)
Net other comprehensive income during period	28,853	10,331	27	39,211
Balance March 31, 2023	$(204,339)	$13,691	$(42,940)	$(233,588)

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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Mar 31,
($ in thousands)	2024	2023
Operating lease costs	$1,545	$1,464
Finance lease costs	23	23
Operating lease cash flows	1,844	1,828
Finance lease cash flows	23	22

The right-of-use asset and lease liability by lease classifications on the consolidated balance sheets were as follows:

($ in thousands)	Consolidated Balance Sheets Category	Mar 31, 2024	Dec 31, 2023
Operating lease right-of-use asset	Premises and equipment	$23,310	$24,712
Finance lease right-of-use asset	Other assets	347	368
Operating lease liability	Accrued expenses and other liabilities	25,813	27,311
Finance lease liability	Other long-term funding	361	383
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Mar 31, 2024			Dec 31, 2023
($ in thousands)	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate	Lease payments	Weighted-average lease term (in years)	Weighted-average discount rate
Operating leases
Retail and corporate offices	$24,223	5.61	3.14%	$25,729	5.76	3.12%
Land	3,846	6.87	3.49%	4,050	6.98	3.48%
Equipment	408	2.25	4.62%	408	2.50	4.62%
Total operating leases	$28,476	5.73	3.21%	$30,187	5.88	3.19%
Finance leases
Retail and corporate offices	$370	4.00	1.32%	$394	4.25	1.32%
Total finance leases	$370	4.00	1.32%	$394	4.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
Nine months ended December 31, 2024	$4,828	$69	$4,898
2025	5,629	93	5,721
2026	5,023	93	5,116
2027	4,312	93	4,404
2028	3,428	23	3,451
Beyond 2028	5,257	—	5,257
Total lease payments	$28,476	$370	$28,847
Less: interest	2,663	9	2,673
Present value of lease payments	$25,813	$361	$26,174
As of March 31, 2024 and December 31, 2023, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $6 million and $3 million, respectively. The leases that had not yet commenced as of March 31, 2024 will commence between May 2024 and April 2025 with lease terms of 1 year to 11 years.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $29.4 billion increased $523 million, or 2%, from the first three months of 2023, driven primarily by increases in auto finance and real estate construction loans, partially offset by a decrease in residential mortgage loans.
•Average deposits of $33.3 billion increased $3.4 billion, or 11%, from the first three months of 2023, driven primarily by increases in brokered CDs and other time deposits, partially offset by decreases in noninterest bearing demand and money market deposits.
•Net interest income of $258 million decreased $16 million, or 6%, from the first three months of 2023, and net interest margin was 2.79% compared to 3.07% for the first three months of 2023. The decreases in net interest income and net interest margin were driven by increases in interest bearing liabilities outpacing the increase in earning assets and higher costs associated with those interest bearing liabilities.
•Provision for credit losses was $24 million, compared to a provision of $18 million for the first three months of 2023, driven by a mix of portfolio loan growth, nominal credit movement, and general macroeconomic trends.
•Noninterest income of $65 million increased $3 million, or 5%, from the first three months of 2023, driven by an increase in investment securities gains (losses), net primarily as a result of the sale of the Corporation's remaining Visa B shares in the first quarter of 2024, as well as higher wealth management fees.
•Noninterest expense of $198 million increased $10 million, or 5%, from the first three months of 2023, primarily driven by an increase in FDIC expense related to the special assessment.

Table 1 Summary Results of Operations: Trends

	Three months ended
($ in thousands, except per share data)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Net income (loss)	$81,169	$(90,806)	$83,248	$87,154	$103,360
Net income (loss) available to common equity	78,294	(93,681)	80,373	84,279	100,485
Earnings (loss) per common share - basic	0.52	(0.63)	0.53	0.56	0.67
Earnings (loss) per common share - diluted	0.52	(0.62)	0.53	0.56	0.66
Effective tax rate	19.78%	N/M	18.92%	21.26%	20.92%

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Mar 31, 2024			Dec 31, 2023			Mar 31, 2023
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$10,816,255	$194,090	7.22%	$10,820,214	$193,808	7.11%	$10,616,026	$167,174	6.39%
Commercial real estate lending	7,389,962	138,850	7.56%	7,397,809	138,437	7.42%	7,251,193	119,087	6.66%
Total commercial	18,206,217	332,940	7.35%	18,218,024	332,245	7.24%	17,867,219	286,262	6.50%
Residential mortgage	7,896,956	68,787	3.48%	8,691,258	76,035	3.50%	8,584,528	70,711	3.30%
Auto finance	2,373,720	32,603	5.52%	2,138,536	29,221	5.42%	1,490,115	16,458	4.48%
Other retail	892,128	20,661	9.28%	904,618	21,026	9.27%	903,956	18,494	8.23%
Total loans	29,369,022	454,991	6.22%	29,952,435	458,527	6.08%	28,845,818	391,925	5.49%
Investment securities
Taxable	5,517,023	46,727	3.39%	5,344,578	41,809	3.13%	4,912,416	30,142	2.45%
Tax-exempt(a)	2,133,352	18,024	3.38%	2,209,662	19,244	3.48%	2,329,519	20,192	3.47%
Other short-term investments	576,782	8,311	5.80%	767,256	10,418	5.39%	493,061	5,329	4.37%
Investments and other	8,227,158	73,062	3.55%	8,321,495	71,471	3.43%	7,734,996	55,664	2.88%
Total earning assets	37,596,179	$528,053	5.64%	38,273,931	$529,998	5.51%	36,580,814	$447,589	4.94%
Other assets, net	3,173,027			3,056,772			3,026,251
Total assets	$40,769,206			$41,330,703			$39,607,065
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$4,928,031	$21,747	1.77%	$4,861,913	$20,334	1.66%	$4,664,624	$9,859	0.86%
Interest-bearing demand	7,490,119	49,990	2.68%	7,156,151	47,277	2.62%	6,814,487	29,918	1.78%
Money market	6,116,604	47,306	3.11%	6,121,105	47,110	3.05%	7,536,393	41,637	2.24%
Network transaction deposits	1,651,937	22,205	5.41%	1,616,719	22,034	5.41%	1,147,089	12,825	4.53%
Time deposits	7,198,315	84,983	4.75%	6,264,621	72,121	4.57%	2,362,260	15,182	2.61%
Total interest-bearing deposits	27,385,005	226,231	3.32%	26,020,510	208,875	3.18%	22,524,853	109,422	1.97%
Federal funds purchased and securities sold under agreements to repurchase	263,979	2,863	4.36%	347,204	3,734	4.27%	429,780	3,143	2.97%
Other short-term funding	449,999	5,603	5.01%	—	—	—%	17,339	—	0.01%
FHLB advances	1,540,247	21,671	5.66%	3,467,433	49,171	5.63%	4,254,532	49,960	4.76%
Long-term funding	539,106	10,058	7.46%	531,155	10,185	7.67%	408,175	6,281	6.16%
Total short and long-term funding	2,793,331	40,194	5.78%	4,345,793	63,090	5.77%	5,109,826	59,384	4.71%
Total interest-bearing liabilities	30,178,337	$266,425	3.55%	30,366,302	$271,965	3.55%	27,634,679	$168,807	2.48%
Noninterest-bearing demand deposits	5,882,052			6,171,240			7,340,219
Other liabilities	527,437			672,597			570,166
Stockholders’ equity	4,181,381			4,120,564			4,062,001
Total liabilities and stockholders’ equity	$40,769,206			$41,330,703			$39,607,065
Interest rate spread			2.09%			1.96%			2.46%
Net free funds			0.70%			0.73%			0.61%
Fully tax-equivalent net interest income and net interest margin		$261,628	2.79%		$258,033	2.69%		$278,782	3.07%
Fully tax-equivalent adjustment		3,770			4,630			4,772
Net interest income		$257,858			$253,403			$274,010

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $17 million, or 6%, and $16 million, or 6%, lower than the first three months of 2023, respectively. Since March 31, 2023, the Federal Reserve increased the federal funds target interest rate 50 bp, which contributed to the yield on earning assets increasing by 70 bp and the cost of interest-bearing liabilities increasing 107 bp from the first three months of 2023. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average loans increased $523 million, or 2%, from the first three months of 2023, and average investments and other short-term investments increased $492 million, or 6%, from the first three months of 2023.
•    Average interest-bearing liabilities increased $2.5 billion, or 9%, compared to the first three months of 2023. Average interest-bearing deposits increased $4.9 billion, or 22%, from the first three months of 2023, primarily driven by increases in time deposits, interest-bearing demand deposits, network transaction deposits, and savings deposits, partially offset by a decrease in money market deposits. Average noninterest-bearing demand deposits decreased $1.5 billion, or 20%, versus the first three months of 2023. Average FHLB advances decreased $2.7 billion, or 64%, from the first three months of 2023, partially offset by an increase in other short-term funding related to utilizing the BTFP.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2024 was the Moody's baseline scenario from February 2024, which was reviewed against the March 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest Income
Table 3 Noninterest Income

	Three months ended					Changes vs
($ in thousands, except as noted)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Wealth management fees	$21,694	$21,003	$20,828	$20,483	$20,189	3%	7%
Service charges and deposit account fees	12,439	10,815	12,864	12,372	12,994	15%	(4)%
Card-based fees	11,267	11,528	11,510	11,396	10,586	(2)%	6%
Other fee-based revenue	4,402	4,019	4,509	4,465	4,276	10%	3%
Total fee-based revenue	49,802	47,365	49,710	48,715	48,045	5%	4%
Capital markets, net	4,050	9,106	5,368	5,093	5,083	(56)%	(20)%
Mortgage banking, net	2,662	1,615	6,501	7,768	3,545	65%	(25)%
Loss on mortgage portfolio sale	—	(136,239)	—	—	—	(100)%	N/M
Bank and corporate owned life insurance	2,570	3,383	2,047	2,172	2,664	(24)%	(4)%
Other	2,327	2,850	2,339	2,080	2,422	(18)%	(4)%
Subtotal	61,411	(71,919)	65,965	65,827	61,758	N/M	(1)%
Asset gains (losses), net	(306)	(136)	625	(299)	263	125%	N/M
Investment securities gains (losses), net	3,879	(58,958)	(11)	14	51	N/M	N/M
Total noninterest income (loss)	$64,985	$(131,013)	$66,579	$65,543	$62,073	N/M	5%
Mortgage loans originated for sale during period	$105,394	$112,365	$115,075	$99,141	$69,254	(6)%	52%
Mortgage loan settlements during period	91,026	957,450	103,452	96,514	54,652	(90)%	67%
Assets under management, at market value(a)	14,171	13,545	12,543	12,995	12,412	5%	14%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Wealth management fees increased $2 million from the first three months of 2023, mainly driven by increased assets under management.
•Investment securities gains (losses), net increased $4 million from the first three months of 2023, as a result of the sale of the Corporation's remaining Visa B shares.
Noninterest Expense
Table 4 Noninterest Expense

	Three months ended					Change vs
($ in thousands)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2023	Mar 31, 2023
Personnel	$119,395	$120,686	$117,159	$114,089	$116,420	(1)%	3%
Technology	26,200	28,027	26,172	24,220	23,598	(7)%	11%
Occupancy	13,633	14,429	14,125	13,587	15,063	(6)%	(9)%
Business development and advertising	6,517	8,350	7,100	7,106	5,849	(22)%	11%
Equipment	4,599	4,742	5,016	4,975	4,930	(3)%	(7)%
Legal and professional	4,672	6,762	4,461	4,831	3,857	(31)%	21%
Loan and foreclosure costs	1,979	585	2,049	1,635	1,138	N/M	74%
FDIC assessment	13,946	41,497	9,150	9,550	6,875	(66)%	103%
Other intangible amortization	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	4,513	12,110	8,771	8,476	7,479	(63)%	(40)%
Total noninterest expense	$197,657	$239,391	$196,205	$190,673	$187,412	(17)%	5%
Average FTEs(a)	4,070	4,130	4,220	4,227	4,219	(1)%	(4)%

(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $3 million from the first three months of 2023, largely as a result of increased fringe benefit expense.
•Technology expense increased $3 million from the first three months of 2023, driven by digital investments tied to our strategic initiatives.
•FDIC expense increased $7 million from the first three months of 2023, primarily driven by the special assessment applied to the Corporation and other banks relating to the FDIC's increased estimated loss attributable to the protection of depositors at Silicon Valley Bank and Signature Bank.
Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $20 million for the three months ended March 31, 2024, compared to income tax expense of $27 million for the three months ended March 31, 2023. The Corporation's effective tax rate from continuing operations was 19.78% and 20.92% for the three months ended March 31, 2024, and 2023, respectively. The decreases in income tax expense and effective tax rate during the first three months of 2024 were primarily driven by a decrease in pretax income partially offset by an increase in nondeductible expenses. The Corporation expects a full year effective tax rate of 19 to 21%, assuming no change in the statutory corporate tax rate.
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

Balance Sheet Analysis
•At March 31, 2024, total assets were $41.1 billion, up $121 million from December 31, 2023, and up $435 million, or 1%, from March 31, 2023.
•Interest bearing deposits in other financial institutions were $420 million at March 31, 2024, down $5 million, or 1%, from December 31, 2023, and down $91 million, or 18%, from March 31, 2023.
•AFS investment securities, at fair value were $3.7 billion at March 31, 2024, up $123 million, or 3%, from December 31, 2023, and up $343 million, or 10%, from March 31, 2023. HTM investment securities, net, at amortized cost were $3.8 billion at March 31, 2024, down $27 million, or 1%, from December 31, 2023, and down $134 million, or 3%, from March 31, 2023. Additionally, FHLB and Federal Reserve Bank stocks, at cost were $174 million, down $55 million, or 24%, from December 31, 2023 and down $157 million, or 48%, from March 31, 2023, as a result of the paydown of FHLB advances. See Note 5 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $29.5 billion at March 31, 2024 were up $278 million, or 1%, from December 31, 2023, and up $287 million, or 1%, from March 31, 2023. See Note 6 Loans of the notes to consolidated financial statements for additional details.
•At March 31, 2024, total deposits of $33.7 billion were up $267 million, or 1%, from December 31, 2023, and were up $3.4 billion, or 11%, from March 31, 2023. See section Deposits and Customer Funding for additional information on deposits.
•Federal funds purchased and securities sold under agreements to repurchase were $266 million at March 31, 2024, down $61 million, or 19%, from December 31, 2023, and up $57 million, or 27%, from March 31, 2023. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•FHLB advances were $1.3 billion at March 31, 2024, down $607 million, or 31%, from December 31, 2023, and down $3.7 billion, or 73%, from March 31, 2023. BTFP funding was $500 million at March 31, 2024, which was used to pay down FHLB advances during the quarter. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
Loans
Table 5 Period End Loan Composition

	Mar 31, 2024		Dec 31, 2023		Sep 30, 2023		Jun 30, 2023		Mar 31, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$9,858,329	33%	$9,731,555	33%	$10,099,068	33%	$10,055,487	34%	$9,869,781	34%
Commercial real estate — owner occupied	1,095,894	4%	1,061,700	4%	1,054,969	3%	1,058,237	4%	1,050,236	4%
Commercial and business lending	10,954,223	37%	10,793,255	37%	11,154,037	37%	11,113,724	37%	10,920,017	37%
Commercial real estate — investor	5,035,195	17%	5,124,245	18%	5,218,980	17%	5,312,928	18%	5,094,249	17%
Real estate construction	2,287,041	8%	2,271,398	8%	2,130,719	7%	2,009,060	7%	2,147,070	7%
Commercial real estate lending	7,322,237	25%	7,395,644	25%	7,349,699	24%	7,321,988	25%	7,241,318	25%
Total commercial	18,276,460	62%	18,188,898	62%	18,503,736	61%	18,435,711	62%	18,161,335	62%
Residential mortgage	7,868,180	27%	7,864,891	27%	8,782,645	29%	8,746,345	29%	8,605,164	29%
Auto finance	2,471,257	8%	2,256,162	8%	2,007,164	7%	1,777,974	6%	1,551,538	5%
Home equity	619,764	2%	628,526	2%	623,650	2%	615,506	2%	609,787	2%
Other consumer	258,603	1%	277,740	1%	275,993	1%	273,367	1%	279,248	1%
Total consumer	11,217,802	38%	11,027,319	38%	11,689,451	39%	11,413,193	38%	11,045,737	38%
Total loans	$29,494,263	100%	$29,216,218	100%	$30,193,187	100%	$29,848,904	100%	$29,207,072	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2023 and the first three months of 2024. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of March 31, 2024 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$8,836,304	$686,351	$326,893	$8,780	$9,858,329	33%
Commercial real estate — owner occupied	679,920	293,112	122,863	—	1,095,894	4%
Commercial real estate — investor	4,677,835	292,300	65,061	—	5,035,195	17%
Real estate construction	2,244,789	32,646	1,766	7,840	2,287,041	8%
Commercial - adjustable	11,232,462	36,821	3,538	—	11,272,820	38%
Commercial - fixed	5,206,386	1,267,588	513,045	16,620	7,003,640	24%
Residential mortgage - adjustable	203,699	602,574	1,549,413	295	2,355,982	8%
Residential mortgage - fixed	4,712	72,493	499,394	4,935,599	5,512,198	19%
Auto finance	651	1,075,501	1,395,104	—	2,471,257	8%
Home equity	565,196	10,358	34,966	9,245	619,764	2%
Other consumer	194,771	32,113	20,666	11,052	258,603	1%
Total loans	$17,407,877	$3,097,448	$4,016,126	$4,972,812	$29,494,263	100%
Fixed-rate	$5,220,674	$2,456,672	$2,463,175	$4,972,517	$15,113,038	51%
Floating or adjustable rate	12,187,203	640,776	1,552,950	295	14,381,225	49%
Total	$17,407,877	$3,097,448	$4,016,126	$4,972,812	$29,494,263	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At March 31, 2024, $19.6 billion, or 66%, of the loans outstanding and $16.5 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2024, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

March 31, 2024	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
($ in thousands)
Real Estate(a)	531	$1,768,102	$3,292,974	8%
Utilities(b)	221	2,584,397	3,190,718	8%
Credit Intermediation and Related Activities(c)	522	786,948	1,741,721	4%
Merchant Wholesalers, Durable Goods	423	453,915	931,764	2%
(a) Includes REIT lines.
(b) 59% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

March 31, 2024	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	33%
Industrial	3%	25%
Office	3%	21%
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
Table 9 Largest Real Estate Construction Property Type Exposures

March 31, 2024	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	49%
Industrial	2%	23%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2024. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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
Indirect Auto: The Corporation currently purchases retail auto sales contracts via a network of approved auto dealerships across 16 states throughout the Northeast, Mid-Atlantic, and Midwestern United States. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to the Corporation pursuant to dealer agreements. The Corporation’s underwriting and pricing guidelines are based on a dual risk grade derived from a combination of FICO auto score and proprietary internal custom score. Minimum grade and FICO score standards ensure the credit risk is appropriately managed to the Corporation’s risk appetite. Further, the grade influences loan-specific parameters such as vehicle age, term, LTV, loan amount, mileage, payment and debt service thresholds, and pricing. Maximum loan terms offered are 84 months on select grades with vehicle age, mileage, and other limitations in place to qualify. The program is designed to capture primarily prime and super prime contracts. Over time, the Corporation expects roughly 60% of originations to be secured by used vehicles.
Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. Credit risk for student loans, short-term personal installment loans, and credit cards is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 10 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and repossessed assets, and also includes information on accruing loans past due and restructured loans:
Table 10 Nonperforming Assets

($ in thousands)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Nonperforming assets
Commercial and industrial	$72,243	$62,022	$74,812	$34,907	$22,735
Commercial real estate — owner occupied	2,090	1,394	3,936	1,444	1,478
Commercial and business lending	74,333	63,416	78,748	36,352	24,213
Commercial real estate — investor	18,697	—	10,882	22,068	25,122
Real estate construction	18	6	103	125	178
Commercial real estate lending	18,715	6	10,985	22,193	25,300
Total commercial	93,047	63,422	89,732	58,544	49,513
Residential mortgage	69,954	71,142	66,153	61,718	58,274
Auto finance	7,158	5,797	4,533	3,065	2,436
Home equity	8,100	8,508	7,917	7,788	7,246
Other consumer	87	128	222	163	100
Total consumer	85,299	85,574	78,826	72,733	68,056
Total nonaccrual loans	178,346	148,997	168,558	131,278	117,569
Commercial real estate owned	914	914	1,062	1,062	3,071
Residential real estate owned	920	1,290	989	870	2,987
Bank properties real estate owned(a)	6,603	8,301	6,400	5,643	9,125
OREO	8,437	10,506	8,452	7,575	15,184
Repossessed assets	1,241	919	658	348	92
Total nonperforming assets	$188,025	$160,421	$177,668	$139,201	$132,845
Accruing loans past due 90 days or more
Commercial	$426	$19,812	$441	$366	$323
Consumer	1,992	1,876	1,715	1,360	1,380
Total accruing loans past due 90 days or more	$2,417	$21,689	$2,156	$1,726	$1,703
Restructured loans (accruing)
Commercial	$377	$306	$234	$168	$47
Consumer	2,080	2,414	1,855	1,271	716
Total restructured loans (accruing)	$2,457	$2,719	$2,089	$1,439	$763
Nonaccrual restructured loans (included in nonaccrual loans)	$1,141	$805	$961	$796	$341
Ratios
Nonaccrual loans to total loans	0.60%	0.51%	0.56%	0.44%	0.40%
NPAs to total loans plus OREO and repossessed assets	0.64%	0.55%	0.59%	0.47%	0.45%
NPAs to total assets	0.46%	0.39%	0.43%	0.34%	0.33%
Allowance for credit losses on loans to nonaccrual loans	217.43%	258.98%	225.78%	287.20%	311.48%

Table 10 Nonperforming Assets (continued)

($ in thousands)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Accruing loans 30-89 days past due
Commercial and industrial	$521	$5,565	$1,507	$12,005	$4,239
Commercial real estate — owner occupied	—	358	1,877	1,484	2,955
Commercial and business lending	521	5,923	3,384	13,489	7,195
Commercial real estate — investor	19,164	18,697	10,121	—	—
Real estate construction	1,260	—	10	76	—
Commercial real estate lending	20,424	18,697	10,131	76	—
Total commercial	20,945	24,619	13,515	13,565	7,195
Residential mortgage	9,903	13,446	11,652	8,961	7,626
Auto finance	12,521	17,386	16,688	11,429	8,640
Home equity	2,819	4,208	3,687	4,030	4,113
Other consumer	2,260	2,166	1,880	2,025	1,723
Total consumer	27,503	37,205	33,908	26,444	22,102
Total accruing loans 30-89 days past due	$48,448	$61,825	$47,422	$40,008	$29,297
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2024 was the Moody's baseline scenario from February 2024, which was reviewed against the March 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at March 31, 2024 and December 31, 2023 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 11 Allowance for Credit Losses on Loans

	Quarter Ended
($ in thousands)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Allowance for loan losses
Balance at beginning of period	$351,094	$345,795	$338,750	$326,432	$312,720
Provision for loan losses	27,000	21,000	25,500	23,500	17,000
Charge offs	(24,018)	(17,878)	(20,535)	(14,855)	(5,501)
Recoveries	1,930	2,177	2,079	3,674	2,212
Net (charge offs) recoveries	(22,088)	(15,701)	(18,455)	(11,181)	(3,289)
Balance at end of period	$356,006	$351,094	$345,795	$338,750	$326,432
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$34,776	$38,276	$39,776	$38,776
Provision for unfunded commitments	(3,000)	—	(3,500)	(1,500)	1,000
Balance at end of period	$31,776	$34,776	$34,776	$38,276	$39,776
Allowance for credit losses on loans	$387,782	$385,870	$380,571	$377,027	$366,208
Provision for credit losses on loans	24,000	21,000	22,000	22,000	18,000
Net loan (charge offs) recoveries
Commercial and industrial	(18,638)	(13,178)	(16,558)	(11,177)	(1,759)
Commercial real estate — owner occupied	2	(22)	2	3	3
Commercial and business lending	(18,636)	(13,200)	(16,556)	(11,174)	(1,756)
Commercial real estate — investor	—	216	272	2,276	—
Real estate construction	30	38	18	(18)	18
Commercial real estate lending	30	253	290	2,257	18
Total commercial	(18,606)	(12,947)	(16,266)	(8,917)	(1,738)
Residential mortgage	(62)	(53)	(22)	(283)	(53)
Auto finance	(2,094)	(1,436)	(1,269)	(1,048)	(957)
Home equity	211	185	128	183	340
Other consumer	(1,537)	(1,450)	(1,027)	(1,117)	(881)
Total consumer	(3,482)	(2,754)	(2,189)	(2,264)	(1,550)
Total net (charge offs) recoveries	$(22,088)	$(15,701)	$(18,455)	$(11,181)	$(3,289)
Ratios
Allowance for credit losses on loans to total loans	1.31%	1.32%	1.26%	1.26%	1.25%
Allowance for credit losses on loans to net charge offs (annualized)	4.4x	6.2x	5.2x	8.4x	27.5x
Loan evaluation method for ACLL
Individually evaluated for impairment	$25,335	$15,492	$11,033	$12,268	$11,585
Collectively evaluated for impairment	362,447	370,378	369,538	364,759	354,623
Total ACLL	$387,782	$385,870	$380,571	$377,027	$366,208
Loan balance
Individually evaluated for impairment	$92,960	$62,712	$86,195	$58,109	$48,934
Collectively evaluated for impairment	29,401,303	29,153,505	30,106,993	29,790,795	29,158,138
Total loan balance	$29,494,263	$29,216,218	$30,193,187	$29,848,904	$29,207,072
N/M = Not Meaningful

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	Quarter Ended
(In basis points)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Net loan (charge offs) recoveries
Commercial and industrial	(77)	(54)	(66)	(46)	(7)
Commercial real estate — owner occupied	—	(1)	—	—	—
Commercial and business lending	(69)	(48)	(60)	(41)	(7)
Commercial real estate — investor	—	2	2	18	—
Real estate construction	1	1	—	—	—
Commercial real estate lending	—	1	2	12	—
Total commercial	(41)	(28)	(35)	(20)	(4)
Residential mortgage	—	—	—	(1)	—
Auto finance	(35)	(27)	(27)	(25)	(26)
Home equity	14	12	8	12	22
Other consumer	(232)	(208)	(148)	(163)	(125)
Total consumer	(13)	(9)	(7)	(8)	(6)
Total net (charge offs) recoveries	(30)	(21)	(25)	(15)	(5)
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $278 million, or 1%, from December 31, 2023, and increased $287 million, or 1%, from March 31, 2023. The increase from December 31, 2023 was primarily due to growth in auto finance and commercial and business lending, partially offset by a decrease in CRE - investor lending. The increase from March 31, 2023 was driven by growth in auto finance and real estate construction lending, partially offset by a decrease in residential mortgage lending resulting from the Corporation's strategic initiatives. See also Note 6 Loans of the notes to consolidated financial statements for additional information on loans.
•Total nonaccrual loans increased $29 million, or 20%, from December 31, 2023, and increased $61 million, or 52%, from March 31, 2023. The increase from December 31, 2023 was driven by increases in nonaccrual loans within CRE-investor lending and commercial and industrial lending. The increase from March 31, 2023 was primarily due to increases in nonaccrual loans within commercial and industrial lending and residential mortgage lending, partially offset by a decrease in CRE-investor lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs increased $19 million from March 31, 2023, primarily driven by an increase in net charge offs within commercial and industrial lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at March 31, 2024.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Mar 31, 2024		Dec 31, 2023		Sep 30, 2023		Jun 30, 2023		Mar 31, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,254,135	19%	$6,119,956	18%	$6,422,994	20%	$6,565,666	21%	$7,328,689	24%
Savings	5,124,639	15%	4,835,701	14%	4,836,735	15%	4,777,415	15%	4,730,472	16%
Interest-bearing demand	8,747,127	26%	8,843,967	26%	7,528,154	23%	7,037,959	22%	6,977,121	23%
Money market	6,721,674	20%	6,330,453	19%	7,268,506	23%	7,521,930	23%	8,357,625	28%
Brokered CDs	3,931,230	12%	4,447,479	13%	3,351,399	10%	3,818,325	12%	1,185,565	4%
Other time deposits	2,934,352	9%	2,868,494	9%	2,715,538	8%	2,293,114	7%	1,752,351	6%
Total deposits	$33,713,158	100%	$33,446,049	100%	$32,123,326	100%	$32,014,409	100%	$30,331,824	100%
Other customer funding(a)	90,536		106,620		151,644		170,873		226,258
Total deposits and other customer funding	$33,803,694		$33,552,669		$32,274,971		$32,185,282		$30,558,081
Network transaction deposits(b)	$1,792,820		$1,566,139		$1,649,389		$1,600,619		$1,273,420
Net deposits and other customer funding(c)	28,079,644		27,539,051		27,274,183		26,766,338		28,099,096
Time deposits of more than $250,000	543,469		522,626		533,853		465,446		345,169
(a) Includes repurchase agreements and commercial paper.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.
•Total deposits, which are the Corporation's largest source of funds, increased $267 million, or 1%, from December 31, 2023, and increased $3.4 billion, or 11%, from March 31, 2023, the latter primarily due to increases in brokered CDs, interest-bearing demand, other time deposits, network transaction deposits and savings, partially offset by decreases in money market and noninterest-bearing demand.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 22.9% of total deposits at March 31, 2024, compared to 22.7% at December 31, 2023 and 26.2% at March 31, 2023.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2024, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of March 31, 2024, the Bank had $7.0 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2024, the Bank had $1.4 billion available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which there was none outstanding as of March 31, 2024.

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
The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits:
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Federal Reserve Bank balance	$419,554	$421,848	$314,287	$178,983	$504,169
Available FHLB Chicago capacity	7,035,768	5,985,385	5,377,628	5,148,360	3,453,813
Available Federal Reserve Bank discount window capacity	1,438,992	1,433,655	1,335,938	1,635,140	1,799,453
Available BTFP capacity	—	522,465	618,829	633,817	644,915
Funding available within one business day(a)	8,894,314	8,363,353	7,646,682	7,596,300	6,402,351
Available federal funds lines	1,670,000	1,550,000	2,518,000	2,623,000	2,773,000
Available brokered deposits capacity(b)	446,513	138,512	1,240,488	761,301	3,646,393
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$12,010,827	$11,051,865	$12,405,170	$11,980,601	$13,821,744
Uninsured and uncollateralized deposits	$7,710,911	$7,586,047	$7,269,248	$7,081,826	$7,938,690
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	115%	110%	105%	107%	81%
Coverage ratio of uninsured and uncollateralized deposits with total funding	156%	146%	171%	169%	174%
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
For the three months ended March 31, 2024, net cash provided by operating and financing activities was $155 million and $49 million, respectively, while net cash used in investing activities was $275 million, for a net decrease in cash and cash equivalents of $72 million since year-end 2023. At March 31, 2024, assets of $41.1 billion increased $121 million from year-end 2023. On the funding side, deposits of $33.7 billion increased $267 million, or 1%, from year-end 2023, short-term funding increased $439 million, or 134%, and FHLB advances decreased $607 million, or 31%.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at March 31, 2024.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2023 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in EAR due to gradual moves in benchmark interest rates from a baseline scenario over 12 months. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first three months of 2024.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Mar 31, 2024		Dec 31, 2023
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.7%	1.6%	1.9%	2.2%
200 bp increase in interest rates	3.2%	3.1%	3.8%	4.3%
100 bp decrease in interest rates	(1.0)%	(1.0)%	(1.3)%	(1.5)%
200 bp decrease in interest rates	(1.9)%	(1.8)%	(2.6)%	(3.1)%

At March 31, 2024, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Mar 31, 2024	Dec 31, 2023
Instantaneous Rate Change
100 bp increase in interest rates	(9.5)%	(10.1)%
200 bp increase in interest rates	(19.0)%	(20.1)%
100 bp decrease in interest rates	9.1%	9.7%
200 bp decrease in interest rates	17.4%	18.5%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at March 31, 2024, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$6,744,548	$103,594	$17,435	$5	$6,865,582
Short-term funding	8	765,671	—	—	—	765,671
FHLB advances	8	138,000	997,989	196,981	440	1,333,411
Other long-term funding	8	249,913	180	92	285,869	536,055
Operating leases	16	5,578	9,367	6,875	3,994	25,813
Total		$7,903,710	$1,111,130	$221,383	$290,308	$9,526,532
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At March 31, 2024, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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
For additional information regarding the potential for additional regulation and supervision, see Part I, Item 1A, Risk Factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

Table 18 Capital Ratios

	Quarter Ended
($ in thousands)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Risk-based capital(a)
CET1	$3,088,613	$3,074,938	$3,197,445	$3,143,131	$3,085,618
Tier 1 capital	3,282,725	3,269,050	3,391,557	3,337,243	3,279,730
Total capital	3,957,879	3,997,205	4,103,998	4,051,096	3,990,606
Total risk-weighted assets	32,753,344	32,732,710	33,497,484	33,143,953	32,645,966
Modified CECL transitional amount	22,425	44,851	44,851	44,851	44,851
CET1 capital ratio	9.43%	9.39%	9.55%	9.48%	9.45%
Tier 1 capital ratio	10.02%	9.99%	10.12%	10.07%	10.05%
Total capital ratio	12.08%	12.21%	12.25%	12.22%	12.22%
Tier 1 leverage ratio	8.24%	8.06%	8.42%	8.40%	8.46%
Selected equity and performance ratios
Total stockholders’ equity / total assets	10.13%	10.18%	9.91%	10.00%	10.14%
Dividend payout ratio(b)	42.31%	N/M	39.62%	37.50%	31.34%
Return on average assets	0.80%	(0.87)%	0.80%	0.86%	1.06%
Annualized noninterest expense / average assets	1.95%	2.30%	1.90%	1.89%	1.92%
N/M = Not Meaningful
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2024.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	Quarter Ended
($ in thousands)	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets	7.08%	7.11%	6.88%	6.94%	7.03%
Return on average equity	7.81%	(8.74)%	7.99%	8.47%	10.32%
Return on average tangible common equity	11.31%	(13.13)%	11.67%	12.38%	15.26%
Return on average CET1	10.27%	(11.85)%	10.08%	10.88%	13.38%
Return on average tangible assets	0.84%	(0.88)%	0.84%	0.90%	1.11%
Average stockholders' equity / average assets	10.26%	9.97%	10.06%	10.18%	10.26%
Tangible common equity reconciliation(a)
Common equity	$3,974,561	$3,979,861	$3,933,531	$3,928,762	$3,931,551
Goodwill and other intangible assets, net	(1,143,261)	(1,145,464)	(1,147,666)	(1,149,869)	(1,152,072)
Tangible common equity	$2,831,300	$2,834,398	$2,785,865	$2,778,893	$2,779,480
Tangible assets reconciliation(a)
Total assets	$41,137,084	$41,015,855	$41,637,381	$41,219,473	$40,702,519
Goodwill and other intangible assets, net	(1,143,261)	(1,145,464)	(1,147,666)	(1,149,869)	(1,152,072)
Tangible assets	$39,993,824	$39,870,392	$40,489,715	$40,069,604	$39,550,448
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,987,269	$3,926,452	$3,937,940	$3,934,949	$3,867,890
Goodwill and other intangible assets, net	(1,144,588)	(1,146,677)	(1,148,951)	(1,151,039)	(1,153,173)
Tangible common equity	2,842,681	2,779,775	2,788,989	2,783,910	2,714,716
Modified CECL transitional amount	22,425	44,851	44,851	44,851	44,851
Accumulated other comprehensive loss	188,067	286,402	302,043	251,624	258,827
Deferred tax assets, net	12,303	26,580	27,694	27,714	28,157
Average CET1	$3,065,475	$3,137,608	$3,163,577	$3,108,099	$3,046,551
Average tangible assets reconciliation(a)
Total assets	$40,769,206	$41,330,703	$41,075,980	$40,558,311	$39,607,065
Goodwill and other intangible assets, net	(1,144,588)	(1,146,677)	(1,148,951)	(1,151,039)	(1,153,173)
Tangible assets	$39,624,617	$40,184,026	$39,927,029	$39,407,273	$38,453,892
Adjusted net income reconciliation(b)
Net income	$81,169	$(90,806)	$83,248	$87,154	$103,360
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income	$82,821	$(89,154)	$84,900	$88,806	$105,012
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$78,294	$(93,681)	$80,373	$84,279	$100,485
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity	$79,946	$(92,029)	$82,025	$85,931	$102,137
End of period core customer deposits reconciliation
Total deposits	$33,713,158	$33,446,049	$32,123,326	$32,014,409	$30,331,824
Network transaction deposits	(1,792,820)	(1,566,139)	(1,649,389)	(1,600,619)	(1,273,420)
Brokered CDs	(3,931,230)	(4,447,479)	(3,351,399)	(3,818,325)	(1,185,565)
Core customer deposits	$27,989,108	$27,432,431	$27,122,539	$26,595,465	$27,872,839
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	61.03%	132.01%	60.06%	58.49%	56.07%
Fully tax-equivalent adjustment	(0.71)%	(3.29)%	(0.89)%	(0.85)%	(0.79)%
Other intangible amortization	(0.69)%	(1.21)%	(0.69)%	(0.68)%	(0.66)%
Fully tax-equivalent efficiency ratio	59.63%	127.54%	58.50%	56.96%	54.64%
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

Sequential Quarter Results
The Corporation reported net income of $81 million for the first quarter of 2024, compared to net loss of $91 million for the fourth quarter of 2023, due to the balance sheet repositioning executed in the fourth quarter of 2023. Net income available to common equity was $78 million for the first quarter of 2024, or $0.52 for both basic and diluted earnings per common share. Comparatively, net loss available to common equity for the fourth quarter of 2023 was $94 million, or a loss of $0.63 for basic and $0.62 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2024 was $262 million, $4 million, or 1%, higher than the fourth quarter of 2023. The net interest margin in the first quarter of 2024 was up 10 bp to 2.79%. The increases in net interest income and net interest margin were due to a full quarter of benefit from the balance sheet repositioning announced during the fourth quarter of 2023. Average earning assets decreased $678 million, or 2%, to $37.6 billion in the first quarter of 2024. Average loans decreased $583 million, or 2%, driven primarily by a decrease in residential mortgages and partially offset by growth in auto finance. On the funding side, average total interest-bearing deposits increased $1.4 billion, or 5%, due to increases in time deposits, interest-bearing demand, savings, and network transaction deposits, partially offset by a decrease in money market. Average FHLB advances decreased $1.9 billion, or 56%, due to deposit growth, paydowns with the proceeds of the mortgage portfolio sale in the fourth quarter of 2023, and the utilization of the BTFP (see Table 2).
The provision for credit losses was $24 million for the first quarter of 2024 and $21 million for the fourth quarter of 2023 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the first quarter of 2024 was $65 million, up $196 million from the fourth quarter of 2023, primarily due to one-time items related to the balance sheet repositioning announced in the fourth quarter of 2023 (see Table 3).
Noninterest expense for the first quarter of 2024 was $198 million, down $42 million, or 17%, from the fourth quarter of 2023, driven primarily by the FDIC special assessment (see Table 4).
For the first quarter of 2024, the Corporation recognized income tax expense of $20 million, compared to income tax benefit of $47 million for the fourth quarter of 2023. See section Income Taxes for a detailed discussion on income taxes.
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

Table 20 Selected Segment Financial Data

	Three Months Ended Mar 31,
($ in thousands)	2024	2023	% Change
Corporate and Commercial Specialty
Total revenue	$183,617	$170,860	7%
Provision for credit losses	15,428	13,782	12%
Noninterest expense	66,350	62,119	7%
Income tax expense	21,081	17,726	19%
Net income	80,758	77,234	5%
Average earning assets	17,643,512	17,106,092	3%
Average loans	17,638,414	17,090,623	3%
Average deposits	9,313,790	9,692,711	(4)%
Average allocated capital (Average CET1)(a)	1,711,227	1,704,400	—%
Return on average allocated capital(a)	18.98%	18.38%	60 bp
Community, Consumer, and Business
Total revenue	$212,845	$194,310	10%
Provision for credit losses	6,825	6,758	1%
Noninterest expense	110,490	111,735	(1)%
Income tax expense	20,062	15,922	26%
Net income	75,468	59,895	26%
Average earning assets	11,169,320	11,253,794	(1)%
Average loans	11,169,320	11,253,794	(1)%
Average deposits	18,091,904	18,121,871	—%
Average allocated capital (Average CET1)(a)	736,489	711,504	4%
Return on average allocated capital(a)	41.21%	34.14%	N/M
Risk Management and Shared Services
Total revenue	$(73,620)	$(29,087)	153%
Provision for credit losses	1,747	(2,568)	N/M
Noninterest expense	20,817	13,558	54%
Income tax (benefit)	(21,127)	(6,307)	N/M
Net (loss)	(75,058)	(33,770)	122%
Average earning assets	8,783,348	8,220,928	7%
Average loans	561,288	501,401	12%
Average deposits	5,861,362	2,050,490	186%
Average allocated capital (Average CET1)(a)	617,759	630,647	(2)%
Return on average allocated capital(a)	(50.74)%	(23.57)%	N/M
Consolidated Total
Total revenue	$322,842	$336,083	(4)%
Return on average allocated capital(a)	10.27%	13.38%	N/M
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
•Total revenue increased $13 million from the three months ended March 31, 2023, primarily attributable to higher loan volumes and interest rates driving net interest income higher.
•Noninterest expense increased $4 million from the three months ended March 31, 2023, primarily due to higher personnel costs and allocated corporate overhead.
•Average loans increased $548 million from the three months ended March 31, 2023, primarily driven by growth in commercial and business lending and CRE lending.

•Average deposits decreased $379 million from the three months ended March 31, 2023, driven by decreases in noninterest-bearing demand deposits and money market deposits, partially offset by an increase in interest-bearing demand deposits.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Total revenue increased $19 million from the three months ended March 31, 2023, primarily attributable to receiving net FTP credit for providing funding for the Corporation and higher interest rates.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Total revenue decreased $45 million from the three months ended March 31, 2023, primarily driven by increased interest expense as a result of holding more brokered CDs and other short term funding.
•Provision for credit losses increased $4 million from the three months ended March 31, 2023, driven by loan growth, nominal credit movement, and general macroeconomic trends.
•Noninterest expense increased $7 million from the three months ended March 31, 2023, driven by the FDIC special assessment.
•Average earning assets increased $562 million from the three months ended March 31, 2023, primarily driven by higher balances of AFS investment securities in the portfolio.
•Average deposits increased $3.8 billion from the three months ended March 31, 2023, primarily driven by increases in brokered CDs and network deposits.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The determination of the ACLL is particularly susceptible to significant change. A discussion of these estimates can be found in the Critical Accounting Estimates section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2023 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting estimates since December 31, 2023.
Recent Developments
On April 30, 2024, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.22 per common share, payable on June 17, 2024 to shareholders of record at the close of business on June 3, 2024. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on June 17, 2024 to shareholders of record at the close of business on June 3, 2024. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on June 17, 2024 to shareholders of record at the close of business on June 3, 2024.

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
As of March 31, 2024, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2024.
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
There have been no material changes in the Risk Factors described in the Corporation’s 2023 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2024, the Corporation repurchased $23 million of common stock, including $18 million of open market purchases and $5 million of repurchases related to tax withholding on equity compensation. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2024 - January 31, 2024	—	$—	—
February 1, 2024 - February 29, 2024	1,043,080	20.27	900,000
March 1, 2024 - March 31, 2024	83,219	20.68	—
Total	1,126,299	$20.30	900,000	2,852,467
(a) During the first quarter of 2024, the Corporation repurchased 226,299 shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At March 31, 2024, there remained $61 million authorized to be repurchased under the Board of Directors' 2021 $100 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on March 31, 2024.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended March 31, 2024, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: April 30, 2024	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: April 30, 2024	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: April 30, 2024	/s/ Tammy C. Stadler
Tammy C. Stadler
Chief Accounting Officer