Form 10-Q
period 2024-06-30
ASSOCIATED BANC-CORP
filed 2024-07-30
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2024

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 25, 2024 was 150,900,815.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Measured at fair value using Net Asset Value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase

Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Jun 30, 2024	Dec 31, 2023
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$470,818	$484,384
Interest-bearing deposits in other financial institutions	484,677	425,089
Federal funds sold and securities purchased under agreements to resell	3,600	14,350
AFS investment securities, at fair value	3,912,730	3,600,892
HTM investment securities, net, at amortized cost	3,799,035	3,860,160
Equity securities	22,944	41,651
FHLB and Federal Reserve Bank stocks, at cost	212,102	229,171
Residential loans held for sale	83,795	33,011
Commercial loans held for sale	—	90,303
Loans	29,618,271	29,216,218
Allowance for loan losses	(355,844)	(351,094)
Loans, net	29,262,428	28,865,124
Tax credit and other investments	246,300	258,067
Premises and equipment, net	369,968	372,978
Bank and corporate owned life insurance	683,451	682,649
Goodwill	1,104,992	1,104,992
Other intangible assets, net	36,066	40,471
Mortgage servicing rights, net	85,640	84,390
Interest receivable	173,106	169,569
Other assets	672,256	658,604
Total assets	$41,623,908	$41,015,855
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,815,045	$6,119,956
Interest-bearing deposits	26,875,995	27,326,093
Total deposits	32,691,039	33,446,049
Short-term funding	859,539	326,780
FHLB advances	2,673,046	1,940,194
Other long-term funding	536,113	541,269
Allowance for unfunded commitments	33,776	34,776
Accrued expenses and other liabilities	588,057	552,814
Total liabilities	$37,381,571	$36,841,882
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,752	$1,752
Surplus	1,711,316	1,714,822
Retained earnings	3,070,762	2,946,805
Accumulated other comprehensive (loss)	(219,214)	(171,096)
Treasury stock, at cost	(516,391)	(512,421)
Total common equity	4,048,225	3,979,861
Total stockholders’ equity	4,242,337	4,173,973
Total liabilities and stockholders’ equity	$41,623,908	$41,015,855
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	150,785,257	151,036,674
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans	$456,788	$423,307	$911,260	$814,626
Interest and dividends on investment securities
Taxable	50,278	35,845	96,826	65,987
Tax-exempt	14,669	15,994	29,443	32,019
Other interest	8,539	6,086	16,133	11,415
Total interest income	530,274	481,231	1,053,662	924,048
Interest expense
Interest on deposits	221,062	162,196	447,293	271,618
Interest on federal funds purchased and securities sold under agreements to repurchase	2,303	2,261	5,166	5,404
Interest on other short-term funding	6,077	—	10,785	1
Interest on FHLB advances	34,143	49,261	55,814	99,222
Interest on long-term funding	10,096	9,596	20,154	15,876
Total interest expense	273,681	223,314	539,211	392,121
Net interest income	256,593	257,917	514,451	531,927
Provision for credit losses	23,008	22,100	47,009	40,071
Net interest income after provision for credit losses	233,585	235,817	467,442	491,856
Noninterest income
Wealth management fees	22,628	20,483	44,323	40,672
Service charges and deposit account fees	12,263	12,372	24,702	25,366
Card-based fees	11,975	11,396	23,242	21,982
Other fee-based revenue	4,857	4,465	9,259	8,740
Capital markets, net	4,685	5,093	8,735	10,176
Mortgage banking, net	2,505	7,768	5,166	11,313
Bank and corporate owned life insurance	4,584	2,172	7,154	4,835
Asset (losses), net	(627)	(299)	(933)	(35)
Investment securities gains, net	67	14	3,947	66
Other	2,222	2,080	4,549	4,501
Total noninterest income	65,159	65,543	130,144	127,616
Noninterest expense
Personnel	121,581	114,089	240,976	230,510
Technology	27,161	24,220	53,362	47,818
Occupancy	13,128	13,587	26,761	28,650
Business development and advertising	7,535	7,106	14,052	12,955
Equipment	4,450	4,975	9,049	9,906
Legal and professional	4,429	4,831	9,101	8,688
Loan and foreclosure costs	1,793	1,635	3,771	2,773
FDIC assessment	7,131	9,550	21,077	16,425
Other intangible amortization	2,203	2,203	4,405	4,405
Other	6,450	8,476	10,963	15,955
Total noninterest expense	195,861	190,673	393,518	378,086
Income before income taxes	102,884	110,687	204,068	241,386
Income tax (benefit) expense	(12,689)	23,533	7,326	50,873
Net income	115,573	87,154	196,742	190,514
Preferred stock dividends	2,875	2,875	5,750	5,750
Net income available to common equity	$112,698	$84,279	$190,992	$184,764
Earnings per common share
Basic	$0.75	$0.56	$1.27	$1.23
Diluted	$0.74	$0.56	$1.26	$1.22
Average common shares outstanding
Basic	149,872	149,986	149,864	149,875
Diluted	151,288	150,870	151,310	150,903
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Net income	$115,573	$87,154	$196,742	$190,514
Other comprehensive (loss), net of tax
AFS investment securities
Net unrealized (losses)	(11,126)	(49,066)	(41,014)	(12,588)
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,122	2,289	4,182	4,556
Reclassification adjustment for net losses realized in net income	—	—	197	—
Income tax benefit	2,253	11,843	9,138	1,951
Other comprehensive (loss) on AFS securities	(6,751)	(34,934)	(27,498)	(6,081)
Cash flow hedge derivatives
Net unrealized (losses)	(6,787)	(34,147)	(26,248)	(20,384)
Reclassification adjustment for net losses realized in net income	4,769	3,319	9,592	4,581
Income tax (expense) benefit	(503)	7,867	(2,192)	3,173
Other comprehensive (loss) on cash flow hedge derivatives	(2,522)	(22,961)	(18,848)	(12,630)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(73)	(81)	(144)	(163)
Amortization of actuarial (gain) loss	(7)	(7)	(14)	22
Income tax benefit (expense)	20	(71)	(1,614)	8
Other comprehensive (loss) on pension and postretirement obligations	(60)	(159)	(1,772)	(132)
Total other comprehensive (loss)	(9,333)	(58,054)	(48,117)	(18,843)
Comprehensive income	$106,241	$29,100	$148,625	$171,671
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2023	$194,112	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	81,169	—	—	81,169
Other comprehensive (loss)	—	—	—	—	(38,785)	—	(38,785)
Comprehensive income							42,384
Common stock issued:
Stock-based compensation plans, net	—	—	(13,839)	—	—	17,749	3,910
Purchase of treasury stock, open market purchases	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(4,572)	(4,572)
Cash dividends:
Common stock, $0.22 per share	—	—	—	(33,527)	—	—	(33,527)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,669	—	—	—	7,669
Balance, March 31, 2024	$194,112	$1,752	$1,708,652	$2,991,571	$(209,881)	$(517,533)	$4,168,673

Comprehensive income:
Net income	—	—	—	115,573	—	—	115,573
Other comprehensive (loss)	—	—	—	—	(9,333)	—	(9,333)
Comprehensive income							106,241
Common stock issued:
Stock-based compensation plans, net	—	—	(1,704)	—	—	2,230	526
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(1,088)	(1,088)
Cash dividends:
Common stock, $0.22 per share	—	—	—	(33,507)	—	—	(33,507)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	4,368	—	—	—	4,368
Balance, June 30, 2024	$194,112	$1,752	$1,711,316	$3,070,762	$(219,214)	$(516,391)	$4,242,337
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

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$196,742	$190,514
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	47,009	40,071
Depreciation and amortization	24,519	22,914
Change in MSRs valuation	(2,567)	(5,135)
Amortization of other intangible assets	4,405	4,405
Amortization and accretion on earning assets, funding, and other, net	20,405	16,509
Net amortization of tax credit investments	17,788	17,227
(Gains) on sales of investment securities, net	(3,857)	—
Asset losses, net	933	35
Loss on mortgage banking activities, net	882	1,389
Mortgage loans originated and acquired for sale	(274,358)	(168,395)
Proceeds from sales of mortgage loans held for sale	228,732	151,167
Changes in certain assets and liabilities:
(Increase) in interest receivable	(3,537)	(14,736)
Increase in interest payable	13,646	44,367
(Decrease) in expense payable	(15,042)	(40,882)
Increase (decrease) in net derivative position	10,523	(37,175)
Net change in other assets and other liabilities	1,772	(43,503)
Net cash provided by operating activities	267,996	178,771
Cash flows from investing activities
Net (increase) in loans	(378,926)	(1,054,924)
Purchases of:
AFS securities	(695,457)	(948,326)
HTM securities	—	(41,524)
FHLB and Federal Reserve Bank stocks and equity securities	(99,192)	(97,622)
Proceeds from:
Sales of AFS securities	9,472	—
Sale of FHLB and Federal Reserve Bank stocks and equity securities	139,110	115,975
Prepayments, calls, and maturities of AFS securities	328,990	172,680
Prepayments, calls, and maturities of HTM securities	62,894	62,212
Sales, prepayments, calls, and maturities of other assets	1,700	17,988
Premises, equipment, and software	(20,016)	(29,663)
Net change in tax credit and alternative investments	(3,667)	(14,116)
Net cash (used in) investing activities	(655,093)	(1,817,320)
Cash flows from financing activities
Net (decrease) increase in deposits	(755,009)	2,378,308
Net increase (decrease) in short-term funding	532,759	(264,684)
Net increase (decrease) in short-term FHLB advances	735,000	(685,000)
Repayment of long-term FHLB advances	(696)	(537)
Proceeds from long-term FHLB advances	2,656	115
Proceeds from issuance of long-term funding	—	292,740
(Repayment) of finance lease principal	(44)	(43)
Proceeds from issuance of common stock for stock-based compensation plans	4,436	1,859
Purchase of treasury stock, open market purchases	(18,289)	—
Purchase of treasury stock, stock-based compensation plans	(5,660)	(6,246)
Cash dividends on common stock	(67,034)	(64,009)
Cash dividends on preferred stock	(5,750)	(5,750)
Net cash provided by financing activities	422,369	1,646,755
Net increase in cash and cash equivalents	35,272	8,207
Cash and cash equivalents at beginning of period	923,823	621,455
Cash and cash equivalents at end of period(a)	$959,094	$629,662
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
($ in thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$525,006	$347,202
Cash paid for income and franchise taxes	3,413	58,985
Loans and bank premises transferred to OREO	1,340	3,632
Capitalized mortgage servicing rights	2,490	1,322
Loans transferred (from) held for sale (into) portfolio, net	(84,559)	(840)
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	9,779	9,651
Fair value adjustments on foreign currency exchange forwards	2,113	(704)
Fair value adjustment on cash flow hedges	(18,848)	(12,630)

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

Standard	Description	Date of anticipated adoption	Effect on financial statements
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Fiscal year 2024 and interim periods beginning in 1st quarter 2025	The Corporation is currently evaluating the impact on its disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.	Fiscal year 2025	The Corporation is currently evaluating the impact on its disclosures.
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

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Net income	$115,573	$87,154	$196,742	$190,514
Preferred stock dividends	(2,875)	(2,875)	(5,750)	(5,750)
Net income available to common equity	112,698	84,279	190,992	184,764
Common shareholder dividends	(33,310)	(31,802)	(66,718)	(63,611)
Unvested share-based payment awards	(197)	(194)	(317)	(398)
Undistributed earnings	$79,191	$52,283	$123,958	$120,755
Undistributed earnings allocated to common shareholders	$78,723	$51,965	$123,256	$120,047
Undistributed earnings allocated to unvested share-based payment awards	468	318	702	708
Undistributed earnings	$79,191	$52,283	$123,958	$120,755
Basic
Distributed earnings to common shareholders	$33,310	$31,802	$66,718	$63,611
Undistributed earnings allocated to common shareholders	78,723	51,965	123,256	120,047
Total common shareholders earnings, basic	$112,034	$83,768	$189,974	$183,658
Diluted
Distributed earnings to common shareholders	$33,310	$31,802	$66,718	$63,611
Undistributed earnings allocated to common shareholders	78,723	51,965	123,256	120,047
Total common shareholders earnings, diluted	$112,034	$83,768	$189,974	$183,658
Weighted average common shares outstanding	149,872	149,986	149,864	149,875
Effect of dilutive common stock awards	1,416	884	1,446	1,027
Diluted weighted average common shares outstanding	151,288	150,870	151,310	150,903
Basic earnings per common share	$0.75	$0.56	$1.27	$1.23
Diluted earnings per common share	$0.74	$0.56	$1.26	$1.22

Excluded from the earnings per common share calculations were 2 million and 5 million anti-dilutive common stock options for the three months ended June 30, 2024 and 2023, respectively, and 2 million and 3 million anti-dilutive common stock options were excluded from the earnings per common share calculations for the six months ended June 30, 2024 and 2023, respectively.
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
A summary of the Corporation’s stock option activity for the six months ended June 30, 2024 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	3,792	$21.25	4.26 years	$5,834
Exercised	230	17.20
Forfeited or expired	33	24.64
Outstanding at June 30, 2024	3,528	$21.48	3.81 years	$4,477
Options Exercisable at June 30, 2024	3,528	$21.48	3.81 years	$4,477
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2024, the intrinsic value of stock options exercised was approximately $970,000, compared to approximately $220,000 for the six months ended June 30, 2023. For the six months ended June 30, 2024, the total fair value of stock options vested was approximately $489,000 compared to approximately $955,000 for the six months ended June 30, 2023.
The Corporation also has issued time-based and performance-based restricted stock awards under the 2017 Incentive Compensation Plan and 2020 Incentive Compensation Plan. Performance awards are based on performance goals determined by the Compensation and Benefits Committee of the Corporation's Board of Directors, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
The following table summarizes information about the Corporation’s restricted stock awards activity for the six months ended June 30, 2024:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,349	$21.20
Granted	814	20.89
Vested	732	23.98
Forfeited	23	22.13
Outstanding at June 30, 2024	2,408	$21.28
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2023 and 2024 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2023 and 2024 will generally vest ratably over a period of four years. Expense for restricted stock awards of $12 million was recorded for the six months ended June 30, 2024, compared to $10 million for the six months ended June 30, 2023. Included in compensation expense for the first six months of 2024 was $4 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $25 million of unrecognized compensation costs related to restricted stock awards at June 30, 2024 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2028.
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

Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at June 30, 2024 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,986	$—	$(4,349)	$35,638
Obligations of state and political subdivisions (municipal securities)	82,876	—	(4,369)	78,507
Residential mortgage-related securities:
FNMA/FHLMC	1,224,824	172	(160,678)	1,064,318
GNMA	2,450,628	3,725	(13,545)	2,440,808
Commercial mortgage-related securities:
FNMA/FHLMC	18,513	—	(1,230)	17,283
GNMA	158,257	—	(8,458)	149,799
Asset backed securities:
FFELP	123,720	43	(998)	122,765
SBA	667	—	(27)	640
Other debt securities	3,000	—	(27)	2,973
Total AFS investment securities	$4,102,470	$3,941	$(193,681)	$3,912,730
HTM investment securities
U.S. Treasury securities	$1,000	$—	$(22)	$978
Obligations of state and political subdivisions (municipal securities)	1,668,494	1,411	(172,235)	1,497,670
Residential mortgage-related securities:
FNMA/FHLMC	916,966	25,024	(188,333)	753,657
GNMA	46,392	11	(3,866)	42,536
Private-label	335,148	8,955	(70,211)	273,892
Commercial mortgage-related securities:
FNMA/FHLMC	776,717	11,429	(157,363)	630,783
GNMA	54,403	289	(7,256)	47,436
Total HTM investment securities	$3,799,119	$47,119	$(599,286)	$3,246,952

The amortized cost and fair values of AFS and HTM securities at December 31, 2023 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,984	$—	$(4,083)	$35,902
Obligations of state and political subdivisions (municipal securities)	94,008	23	(2,214)	91,817
Residential mortgage-related securities:
FNMA/FHLMC	1,274,052	294	(153,552)	1,120,794
GNMA	2,021,242	24,254	(2,822)	2,042,675
Commercial mortgage-related securities:
FNMA/FHLMC	18,691	—	(1,755)	16,937
GNMA	161,928	—	(7,135)	154,793
Asset backed securities:
FFELP	135,832	5	(1,862)	133,975
SBA	1,077	2	(28)	1,051
Other debt securities	3,000	—	(50)	2,950
Total AFS investment securities	$3,749,814	$24,579	$(173,501)	$3,600,892
HTM investment securities
U.S. Treasury securities	$999	$—	$(36)	$963
Obligations of state and political subdivisions (municipal securities)	1,682,473	5,638	(134,053)	1,554,059
Residential mortgage-related securities:
FNMA/FHLMC	941,973	27,007	(164,587)	804,393
GNMA	48,979	92	(2,901)	46,170
Private-label	345,083	9,796	(65,372)	289,507
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	12,699	(160,781)	632,914
GNMA	59,733	386	(7,500)	52,619
Total HTM investment securities	$3,860,235	$55,619	$(535,230)	$3,380,624
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at June 30, 2024, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,000	$1,983	$6,288	$6,240
Due after one year through five years	51,062	45,997	61,651	60,374
Due after five years through ten years	45,931	42,937	175,169	166,153
Due after ten years	26,868	26,201	1,426,386	1,265,882
Total debt securities	125,862	117,118	1,669,494	1,498,648
Residential mortgage-related securities:
FNMA/FHLMC	1,224,824	1,064,318	916,966	753,657
GNMA	2,450,628	2,440,808	46,392	42,536
Private-label	—	—	335,148	273,892
Commercial mortgage-related securities:
FNMA/FHLMC	18,513	17,283	776,717	630,783
GNMA	158,257	149,799	54,403	47,436
Asset backed securities:
FFELP	123,720	122,765	—	—
SBA	667	640	—	—
Total investment securities	$4,102,470	$3,912,730	$3,799,119	$3,246,952
Ratio of fair value to amortized cost		95.4%		85.5%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at June 30, 2024:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	766,531	894,406	5,494	2,063	1,668,494
Residential mortgage-related securities:
FNMA/FHLMC	916,966	—	—	—	916,966
GNMA	46,392	—	—	—	46,392
Private-label	335,148	—	—	—	335,148
Commercial mortgage-related securities:
FNMA/FHLMC	776,717	—	—	—	776,717
GNMA	54,403	—	—	—	54,403
Total HTM securities	$2,897,156	$894,406	$5,494	$2,063	$3,799,119
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2023:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	760,329	915,303	5,687	1,155	1,682,473
Residential mortgage-related securities:
FNMA/FHLMC	941,973	—	—	—	941,973
GNMA	48,979	—	—	—	48,979
Private-label	345,083	—	—	—	345,083
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	—	—	—	780,995
GNMA	59,733	—	—	—	59,733
Total HTM securities	$2,938,090	$915,303	$5,687	$1,155	$3,860,235
The following table summarizes gross realized gains and losses on AFS securities, the gain on sale and net write-up of equity securities, and proceeds from the sale of AFS investment securities for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Gross realized (losses) on AFS securities	$—	$—	$(197)	$—
Gain on sale and net write-up (down) of equity securities	67	14	4,143	66
Investment securities gains, net	$67	$14	$3,947	$66
Proceeds from sales of AFS investment securities	$—	$—	$9,472	$—
During the first quarter of 2024, the Corporation sold its remaining Visa Class B restricted shares at a gain of $4 million.
Investment securities with a carrying value of $1.3 billion and $1.6 billion at June 30, 2024 and December 31, 2023, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $18 million at both June 30, 2024 and December 31, 2023. Accrued interest receivable on AFS securities totaled $16 million and $15 million at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The allowance for credit losses on HTM securities was approximately $84,000 at June 30, 2024 and approximately $75,000 at December 31, 2023, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2024:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	1	$(4,349)	$35,638	$(4,349)	$35,638
Obligations of state and political subdivisions (municipal securities)	25	(383)	11,594	112	(3,986)	65,278	(4,369)	76,872
Residential mortgage-related securities:
FNMA/FHLMC	17	(373)	25,524	87	(160,306)	1,025,295	(160,678)	1,050,819
GNMA	75	(8,837)	1,396,637	18	(4,709)	167,297	(13,545)	1,563,934
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,230)	17,283	(1,230)	17,283
GNMA	—	—	—	31	(8,458)	149,799	(8,458)	149,799
Asset backed securities:
FFELP	2	(72)	38,384	12	(925)	71,409	(998)	109,792
SBA	—	—	—	5	(27)	612	(27)	612
Other debt securities	—	—	—	3	(27)	2,973	(27)	2,973
Total	119	$(9,664)	$1,472,139	270	$(184,017)	$1,535,583	$(193,681)	$3,007,721
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(22)	$978	$(22)	$978
Obligations of state and political subdivisions (municipal securities)	360	(8,558)	443,724	688	(163,676)	929,232	(172,235)	1,372,956
Residential mortgage-related securities:
FNMA/FHLMC	5	(52)	2,581	114	(188,281)	750,852	(188,333)	753,432
GNMA	6	(138)	8,508	80	(3,729)	34,028	(3,866)	42,536
Private-label	—	—	—	18	(70,211)	273,892	(70,211)	273,892
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	45	(157,363)	630,783	(157,363)	630,783
GNMA	—	—	—	13	(7,256)	47,436	(7,256)	47,436
Total	371	$(8,747)	$454,813	959	$(590,538)	$2,667,200	$(599,286)	$3,122,012

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at June 30, 2024 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of June 30, 2024, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $124 million and $143 million at June 30, 2024 and December 31, 2023, respectively. The Corporation had Federal Reserve Bank stock of $88 million and $87 million at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on FHLB stock totaled $3 million and $4 million at June 30, 2024 and December 31, 2023, respectively. There was no accrued interest receivable on Federal Reserve Bank Stock at both June 30, 2024 and December 31, 2023. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $10 million and $7 million at June 30, 2024 and December 31, 2023, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $13 million and $35 million at June 30, 2024 and December 31, 2023, respectively. During the first quarter of 2024, the Corporation sold all of its remaining Visa Class B restricted shares.
Note 6 Loans
The period end loan composition was as follows:

($ in thousands)	Jun 30, 2024	Dec 31, 2023
Commercial and industrial	$9,970,412	$9,731,555
Commercial real estate — owner occupied	1,102,146	1,061,700
Commercial and business lending	11,072,558	10,793,255
Commercial real estate — investor	5,001,392	5,124,245
Real estate construction	2,255,637	2,271,398
Commercial real estate lending	7,257,029	7,395,644
Total commercial	18,329,587	18,188,898
Residential mortgage	7,840,073	7,864,891
Auto finance	2,556,009	2,256,162
Home equity	634,142	628,526
Other consumer	258,460	277,740
Total consumer	11,288,684	11,027,319
Total loans	$29,618,271	$29,216,218
Accrued interest receivable on loans totaled $136 million at June 30, 2024, and $132 million at December 31, 2023, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received is reversed against interest income when a loan is placed on nonaccrual. The amount of accrued interest reversed was $1 million for the three months ended June 30, 2024 and $2 million for the six months ended June 30, 2024, compared to $1 million for both the three and six months ended June 30, 2023.

The following table presents loans by credit quality indicator by origination year at June 30, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$894	$1,892,814	$945,926	$1,686,429	$2,640,605	$1,440,357	$327,541	$669,712	$9,603,384
Special mention	15	33,301	200	10,597	3,565	26,148	—	—	73,811
Substandard	4,450	33,557	58,653	17,654	74,835	70,837	15,389	1,101	272,027
Nonaccrual	550	—	628	4,291	13,591	2,680	—	—	21,190
Commercial and industrial	$5,910	$1,959,672	$1,005,407	$1,718,971	$2,732,596	$1,540,022	$342,931	$670,813	$9,970,412
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$10,090	$94,971	$195,479	$180,063	$230,991	$129,599	$207,113	$1,048,306
Substandard	—	1,082	11,518	18,592	2,332	4,456	6,136	7,874	51,989
Nonaccrual	—	—	291	1,559	—	—	—	—	1,851
Commercial real estate - owner occupied	$—	$11,172	$106,780	$215,630	$182,396	$235,446	$135,735	$214,987	$1,102,146
Commercial and business lending:
Risk rating:
Pass	$894	$1,902,904	$1,040,896	$1,881,908	$2,820,669	$1,671,348	$457,140	$876,825	$10,651,690
Special mention	15	33,301	200	10,597	3,565	26,148	—	—	73,811
Substandard	4,450	34,639	70,171	36,246	77,167	75,293	21,526	8,974	324,016
Nonaccrual	550	—	919	5,850	13,591	2,680	—	—	23,041
Commercial and business lending	$5,910	$1,970,844	$1,112,187	$1,934,601	$2,914,992	$1,775,468	$478,666	$885,799	$11,072,558
Commercial real estate - investor:
Risk rating:
Pass	$—	$127,015	$640,800	$1,015,192	$1,267,257	$838,190	$384,729	$479,713	$4,752,897
Special mention	—	327	—	—	2,480	4,790	—	4,721	12,318
Substandard	—	—	40,381	76,079	36,228	23,571	—	11,669	187,928
Nonaccrual	—	—	18,374	24,115	—	5,760	—	—	48,249
Commercial real estate - investor	$—	$127,342	$699,555	$1,115,386	$1,305,965	$872,312	$384,729	$496,103	$5,001,392
Real estate construction:
Risk rating:
Pass	$—	$23,785	$113,941	$453,799	$1,121,881	$463,239	$26,048	$11,480	$2,214,172
Special mention	—	—	—	—	27,953	—	—	—	27,953
Substandard	—	—	—	—	13,495	—	—	—	13,495
Nonaccrual	—	—	—	—	—	—	—	16	16
Real estate construction	$—	$23,785	$113,941	$453,799	$1,163,329	$463,239	$26,048	$11,496	$2,255,637
Commercial real estate lending:
Risk rating:
Pass	$—	$150,800	$754,741	$1,468,991	$2,389,137	$1,301,429	$410,777	$491,193	$6,967,069
Special mention	—	327	—	—	30,433	4,790	—	4,721	40,271
Substandard	—	—	40,381	76,079	49,724	23,571	—	11,669	201,424
Nonaccrual	—	—	18,374	24,115	—	5,760	—	16	48,265
Commercial real estate lending	$—	$151,127	$813,496	$1,569,185	$2,469,294	$1,335,551	$410,777	$507,599	$7,257,029
Total commercial:
Risk rating:
Pass	$894	$2,053,704	$1,795,638	$3,350,899	$5,209,806	$2,972,777	$867,918	$1,368,018	$17,618,759
Special mention	15	33,628	200	10,597	33,999	30,938	—	4,721	114,082
Substandard	4,450	34,639	110,552	112,324	126,891	98,864	21,526	20,643	525,439
Nonaccrual	550	—	19,293	29,966	13,591	8,440	—	16	71,306
Total commercial	$5,910	$2,121,971	$1,925,683	$3,503,786	$5,384,286	$3,111,019	$889,443	$1,393,398	$18,329,587

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2024	2023	2022	2021	2020	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$59,996	$442,905	$1,665,096	$2,058,192	$1,366,320	$2,178,474	$7,770,983
Special mention	—	—	—	—	—	—	—	287	287
Substandard	—	—	—	458	92	—	—	196	745
Nonaccrual	—	—	982	1,621	10,987	9,853	8,214	36,402	68,058
Residential mortgage	$—	$—	$60,978	$444,983	$1,676,175	$2,068,045	$1,374,533	$2,215,359	$7,840,073
Auto finance:
Risk rating:
Pass	$—	$—	$650,646	$1,035,480	$798,751	$61,750	$114	$225	$2,546,966
Special mention	—	—	101	674	1,072	170	—	—	2,018
Substandard	—	—	—	36	2	—	—	—	39
Nonaccrual	—	—	82	1,767	4,617	519	—	—	6,986
Auto finance	$—	$—	$650,830	$1,037,958	$804,442	$62,440	$114	$225	$2,556,009
Home equity:
Risk rating:
Pass	$5,512	$532,317	$261	$1,660	$28,051	$5,925	$2,051	$54,824	$625,089
Special mention	246	226	—	59	37	75	18	603	1,018
Substandard	—	—	—	8	—	—	—	32	40
Nonaccrual	698	161	30	10	576	174	219	6,827	7,996
Home equity	$6,456	$532,704	$291	$1,737	$28,664	$6,174	$2,288	$62,285	$634,142
Other consumer:
Risk rating:
Pass	$72	$186,582	$6,751	$4,511	$2,586	$1,254	$679	$53,504	$255,867
Special mention	4	726	—	—	11	14	1	4	757
Substandard	—	1,759	—	—	—	—	—	—	1,759
Nonaccrual	5	49	—	8	7	4	—	9	77
Other consumer	$81	$189,115	$6,751	$4,519	$2,605	$1,272	$681	$53,518	$258,460
Total consumer:
Risk rating:
Pass	$5,584	$718,898	$717,655	$1,484,555	$2,494,485	$2,127,121	$1,369,163	$2,287,027	$11,198,905
Special mention	250	952	101	734	1,120	259	20	893	4,080
Substandard	—	1,759	—	502	94	—	—	228	2,583
Nonaccrual	704	209	1,094	3,406	16,186	10,550	8,433	43,238	83,117
Total consumer	$6,537	$721,819	$718,850	$1,489,197	$2,511,886	$2,137,930	$1,377,616	$2,331,386	$11,288,684
Total loans:
Risk rating:
Pass	$6,478	$2,772,602	$2,513,293	$4,835,454	$7,704,291	$5,099,898	$2,237,081	$3,655,045	$28,817,664
Special mention	265	34,580	301	11,331	35,119	31,197	20	5,614	118,162
Substandard	4,450	36,398	110,552	112,826	126,985	98,864	21,526	20,871	528,022
Nonaccrual	1,254	209	20,387	33,372	29,777	18,990	8,433	43,255	154,423
Total loans	$12,447	$2,843,790	$2,644,533	$4,992,983	$7,896,172	$5,248,950	$2,267,059	$3,724,785	$29,618,271
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2023:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$1,380	$1,693,249	$1,736,617	$2,877,173	$1,824,362	$398,046	$383,695	$449,006	$9,362,149
Special mention	—	21,779	4,017	46,610	8,525	3,529	—	25,341	109,801
Substandard	804	81,924	10,515	39,748	47,279	17,732	94	291	197,582
Nonaccrual	6,414	—	13,317	14,188	33,891	627	—	—	62,022
Commercial and industrial	$8,598	$1,796,951	$1,764,466	$2,977,719	$1,914,057	$419,934	$383,789	$474,638	$9,731,555
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$15,393	$204,039	$188,003	$239,218	$136,535	$135,730	$92,339	$1,011,259
Special mention	—	271	—	—	6,150	2,635	—	1,293	10,349
Substandard	—	292	14,735	2,791	6,416	8,537	3,086	2,841	38,699
Nonaccrual	—	—	1,394	—	—	—	—	—	1,394
Commercial real estate - owner occupied	$—	$15,957	$220,168	$190,794	$251,783	$147,708	$138,816	$96,473	$1,061,700
Commercial and business lending:
Risk rating:
Pass	$1,380	$1,708,642	$1,940,657	$3,065,177	$2,063,580	$534,581	$519,426	$541,345	$10,373,408
Special mention	—	22,050	4,017	46,610	14,675	6,164	—	26,634	120,150
Substandard	804	82,216	25,250	42,539	53,695	26,269	3,180	3,132	236,281
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	—	63,416
Commercial and business lending	$8,598	$1,812,909	$1,984,635	$3,168,514	$2,165,840	$567,642	$522,606	$571,111	$10,793,255
Commercial real estate - investor:
Risk rating:
Pass	$—	$155,109	$1,263,866	$1,247,434	$1,080,425	$471,371	$358,996	$239,230	$4,816,433
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Commercial real estate - investor	$—	$155,611	$1,374,116	$1,342,492	$1,121,633	$472,355	$388,768	$269,269	$5,124,245
Real estate construction:
Risk rating:
Pass	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,954	$2,271,392
Nonaccrual	—	—	—	—	—	—	—	6	6
Real estate construction	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,960	$2,271,398
Commercial real estate lending:
Risk rating:
Pass	$—	$178,416	$1,686,143	$2,424,042	$1,628,250	$559,052	$364,737	$247,184	$7,087,824
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Nonaccrual	—	—	—	—	—	—	—	6	6
Commercial real estate lending	$—	$178,918	$1,796,393	$2,519,100	$1,669,458	$560,035	$394,508	$277,230	$7,395,644

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Total commercial:
Risk rating:
Pass	$1,380	$1,887,058	$3,626,800	$5,489,219	$3,691,830	$1,093,633	$884,162	$788,529	$17,461,232
Special mention	—	22,552	8,265	72,084	40,882	6,164	29,772	32,648	212,368
Substandard	804	82,216	131,253	112,123	68,695	27,253	3,180	27,157	451,876
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	6	63,422
Total commercial	$8,598	$1,991,827	$3,781,028	$5,687,614	$3,835,298	$1,127,677	$917,114	$848,341	$18,188,898
Residential mortgage:
Risk rating:
Pass	$—	$—	$352,321	$1,617,409	$2,110,577	$1,414,186	$647,778	$1,650,542	$7,792,813
Special mention	—	—	—	—	—	—	95	57	152
Substandard	—	—	490	93	—	—	174	26	784
Nonaccrual	—	—	1,425	9,567	9,259	10,397	6,628	33,865	71,142
Residential mortgage	$—	$—	$354,236	$1,627,070	$2,119,836	$1,424,583	$654,675	$1,684,490	$7,864,891
Auto finance:
Risk rating:
Pass	$—	$—	$1,218,820	$952,839	$75,209	$163	$456	$132	$2,247,618
Special mention	—	—	619	1,850	205	—	—	—	2,674
Substandard	—	—	—	73	—	—	—	—	73
Nonaccrual	—	—	1,032	4,332	430	—	3	—	5,797
Auto finance	$—	$—	$1,220,471	$959,094	$75,844	$163	$458	$132	$2,256,162
Home equity:
Risk rating:
Pass	$8,703	$521,000	$1,678	$29,863	$6,084	$2,327	$4,891	$53,350	$619,192
Special mention	179	200	—	87	—	29	15	378	708
Substandard	10	75	10	—	—	—	33	—	118
Nonaccrual	1,302	160	29	495	132	144	368	7,180	8,508
Home equity	$10,195	$521,434	$1,717	$30,445	$6,217	$2,500	$5,308	$60,907	$628,526
Other consumer:
Risk rating:
Pass	$121	$196,632	$6,419	$3,732	$2,658	$1,127	$460	$64,121	$275,149
Special mention	26	843	9	—	3	20	—	6	881
Substandard	—	1,582	—	—	—	—	—	—	1,582
Nonaccrual	27	71	10	1	6	2	8	29	128
Other consumer	$174	$199,129	$6,438	$3,733	$2,668	$1,149	$468	$64,156	$277,740
Total consumer:
Risk rating:
Pass	$8,824	$717,632	$1,579,238	$2,603,843	$2,194,529	$1,417,802	$653,584	$1,768,145	$10,934,773
Special mention	205	1,043	628	1,936	208	49	110	441	4,416
Substandard	10	1,656	500	166	—	—	207	26	2,556
Nonaccrual	1,330	231	2,496	14,396	9,827	10,544	7,007	41,073	85,574
Total consumer	$10,369	$720,563	$1,582,862	$2,620,341	$2,204,564	$1,428,395	$660,909	$1,809,685	$11,027,319
Total loans:
Risk rating:
Pass	$10,204	$2,604,690	$5,206,038	$8,093,062	$5,886,359	$2,511,435	$1,537,747	$2,556,674	$28,396,005
Special mention	205	23,595	8,893	74,020	41,091	6,213	29,882	33,089	216,784
Substandard	814	83,872	131,753	112,289	68,695	27,253	3,387	27,183	454,432
Nonaccrual	7,744	231	17,206	28,584	43,718	11,170	7,007	41,080	148,997
Total loans	$18,966	$2,712,389	$5,363,890	$8,307,956	$6,039,862	$2,556,071	$1,578,023	$2,658,026	$29,216,218
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the six months ended June 30, 2024:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$1,930	$128	$8,172	$553	$22,921	$3	$—	$33,708
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	1,930	128	8,172	553	22,921	3	3	33,710
Commercial real estate-investor	—	—	—	—	4,569	—	—	4,569
Commercial real estate lending	—	—	—	—	4,569	—	—	4,569
Total commercial	1,930	128	8,172	553	27,490	3	3	38,279
Residential mortgage	—	—	58	60	7	32	267	423
Auto finance	—	53	1,549	3,100	294	—	—	4,996
Home equity	93	—	—	9	—	8	37	147
Other consumer	3,281	3	41	44	28	38	29	3,463
Total consumer	3,374	56	1,648	3,213	329	78	332	9,029
Total gross charge offs	$5,304	$184	$9,820	$3,766	$27,819	$81	$335	$47,308
The following table presents gross charge offs by origination year for the year ended December 31, 2023:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$4,130	$717	$9,594	$25,270	$5,958	$—	$18	$45,687
Commercial real estate-owner occupied	—	—	—	—	—	25	—	25
Commercial and business lending	4,130	717	9,594	25,270	5,958	25	18	45,713
Commercial real estate-investor	—	—	—	—	—	—	252	252
Real estate construction	—	—	—	—	—	—	25	25
Commercial real estate lending	—	—	—	—	—	—	277	277
Total commercial	4,130	717	9,594	25,270	5,958	25	295	45,989
Residential mortgage	—	2	32	42	148	5	723	952
Auto finance	—	795	4,524	626	—	5	—	5,950
Home equity	53	21	3	31	—	22	294	424
Other consumer	4,884	—	72	124	131	72	170	5,453
Total consumer	4,937	818	4,630	823	279	105	1,187	12,779
Total gross charge offs	$9,068	$1,535	$14,224	$26,093	$6,237	$130	$1,482	$58,768
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

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $20 million at June 30, 2024 and $16 million at December 31, 2023.
The following table presents loans by past due status at June 30, 2024:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$9,946,786	$1,830	$222	$384	$21,190	$9,970,412
Commercial real estate - owner occupied	1,100,295	—	—	—	1,851	1,102,146
Commercial and business lending	11,047,081	1,830	222	384	23,041	11,072,558
Commercial real estate - investor	4,952,120	1,023	—	—	48,249	5,001,392
Real estate construction	2,255,621	—	—	—	16	2,255,637
Commercial real estate lending	7,207,741	1,023	—	—	48,265	7,257,029
Total commercial	18,254,821	2,853	222	384	71,306	18,329,587
Residential mortgage	7,761,641	10,087	287	—	68,058	7,840,073
Auto finance	2,533,170	13,796	2,018	39	6,986	2,556,009
Home equity	622,452	2,677	1,018	—	7,996	634,142
Other consumer	254,457	1,175	820	1,931	77	258,460
Total consumer	11,171,720	27,735	4,143	1,970	83,117	11,288,684
Total loans	$29,426,541	$30,587	$4,365	$2,354	$154,423	$29,618,271
(a) Of the total nonaccrual loans, $63 million, or 41%, were current with respect to payment at June 30, 2024.
(b) No interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2024. In addition, there were $13 million of nonaccrual loans for which there was no related ACLL at June 30, 2024.

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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three and six months ended June 30, 2024 and June 30, 2023. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at June 30, 2024.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Commercial and industrial	$161	$122	$298	$168
Auto	139	21	144	80
Home equity	—	47	—	78
Other consumer	631	489	1,110	988
Total loans modified	$930	$679	$1,552	$1,314

	Term Extension
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Residential mortgage	$—	$—	$—	$208
Home equity	—	27	—	27
Total loans modified	$—	$27	$—	$235

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Residential mortgage	$—	$356	$641	$519
Home equity	—	77	30	168
Total loans modified	$—	$432	$670	$687
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans as of June 30, 2024 and June 30, 2023:

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
Loan Type	2024	2023	2024	2023
Commercial and industrial	(19)%	(18)%	(17)%	(17)%
Residential mortgage	—%	2%	3%	2%
Auto	(8)%	(9)%	(8)%	(4)%
Home equity	—%	2%	(3)%	—%
Other consumer	(22)%	(21)%	(22)%	(20)%
Weighted average of total loans modified	(18)%	(11)%	(13)%	(11)%
(a) Due to market conditions, some interest rate concessions on floating rate loans may involve an increase in rate that was lower in comparison to the rate of increase for floating rate loans not modified.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
Loan Type	2024	2023	2024	2023
Residential mortgage	0 months	29 months	158 months	50 months
Home equity	0 months	113 months	64 months	110 months
Weighted average of total loans modified	0 months	48 months	153 months	63 months
(a) During the three months ended June 30, 2024, there were no term extensions. During the three months ended June 30, 2023, term extensions changed the weighted average term on modified loans from 204 to 252 months. During the six months ended June 30, 2024 and June 30, 2023, term extensions changed the weighted average term on modified loans from 254 to 407 months and 223 to 285 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended June 30, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$410	$—	$—
Residential mortgage	902	24	55
Auto	107	41	—
Home equity	139	—	—
Other consumer	1,615	—	—
Total loans modified	$3,173	$65	$55

The following table depicts the performance of loans that have been modified in the six months ended June 30, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$168	$—	$—
Residential mortgage	519	208	—
Auto	80	—	—
Home equity	264	—	9
Other consumer	988	—	—
Total loans modified	$2,019	$208	$9
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months and subsequently had a payment default during the six months ended June 30, 2024:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Auto	$6	$—	$—
Total loans modified	$6	$—	$—
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous six months and subsequently had a payment default during the six months ended June 30, 2023:

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
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for June 30, 2024 was the Moody's baseline scenario from May 2024, which was reviewed against the June 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the six months ended June 30, 2024:

($ in thousands)	Dec 31, 2023	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Jun 30, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(33,708)	$1,394	$(32,314)	$29,942	$125,891
Commercial real estate — owner occupied	10,610	(3)	6	4	463	11,077
Commercial and business lending	138,873	(33,710)	1,400	(32,310)	30,405	136,968
Commercial real estate — investor	67,858	(4,569)	—	(4,569)	8,274	71,563
Real estate construction	53,554	—	58	58	2,285	55,897
Commercial real estate lending	121,412	(4,569)	58	(4,511)	10,559	127,459
Total commercial	260,285	(38,279)	1,458	(36,821)	40,963	264,427
Residential mortgage	37,808	(423)	72	(351)	(2,915)	34,542
Auto finance	24,961	(4,996)	1,422	(3,574)	6,383	27,770
Home equity	15,403	(147)	596	449	240	16,092
Other consumer	12,638	(3,463)	509	(2,954)	3,329	13,013
Total consumer	90,809	(9,029)	2,600	(6,429)	7,037	91,417
Total loans	$351,094	$(47,308)	$4,058	$(43,251)	$48,000	$355,844
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$(182)	$13,137
Commercial real estate — owner occupied	149	—	—	—	20	169
Commercial and business lending	13,468	—	—	—	(162)	13,306
Commercial real estate — investor	480	—	—	—	113	593
Real estate construction	17,024	—	—	—	(1,241)	15,783
Commercial real estate lending	17,504	—	—	—	(1,128)	16,376
Total commercial	30,972	—	—	—	(1,290)	29,682
Home equity	2,629	—	—	—	(146)	2,483
Other consumer	1,174	—	—	—	436	1,610
Total consumer	3,803	—	—	—	290	4,093
Total loans	$34,776	$—	$—	$—	$(1,000)	$33,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(33,708)	$1,394	$(32,314)	$29,760	$139,028	1.39%
Commercial real estate — owner occupied	10,759	(3)	6	4	483	11,246	1.02%
Commercial and business lending	152,341	(33,710)	1,400	(32,310)	30,243	150,274	1.36%
Commercial real estate — investor	68,338	(4,569)	—	(4,569)	8,387	72,156	1.44%
Real estate construction	70,578	—	58	58	1,043	71,680	3.18%
Commercial real estate lending	138,916	(4,569)	58	(4,511)	9,430	143,835	1.98%
Total commercial	291,257	(38,279)	1,458	(36,821)	39,673	294,109	1.60%
Residential mortgage	37,808	(423)	72	(351)	(2,915)	34,542	0.44%
Auto finance	24,961	(4,996)	1,422	(3,574)	6,383	27,770	1.09%
Home equity	18,032	(147)	596	449	93	18,575	2.93%
Other consumer	13,812	(3,463)	509	(2,954)	3,765	14,623	5.66%
Total consumer	94,613	(9,029)	2,600	(6,429)	7,327	95,510	0.85%
Total loans	$385,870	$(47,308)	$4,058	$(43,251)	$47,000	$389,620	1.32%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2023:

($ in thousands)	Dec 31, 2022	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2023	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$119,076	$(45,687)	$3,015	$(42,672)	$51,859	$128,263
Commercial real estate — owner occupied	9,475	(25)	11	(15)	1,150	10,610
Commercial and business lending	128,551	(45,713)	3,026	(42,687)	53,009	138,873
Commercial real estate — investor	54,398	(252)	3,016	2,763	10,697	67,858
Real estate construction	45,589	(25)	80	55	7,910	53,554
Commercial real estate lending	99,986	(277)	3,095	2,819	18,607	121,412
Total commercial	228,538	(45,989)	6,121	(39,868)	71,616	260,285
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961
Home equity	14,875	(424)	1,262	837	(310)	15,403
Other consumer	11,390	(5,453)	978	(4,475)	5,723	12,638
Total consumer	84,182	(12,779)	4,021	(8,758)	15,384	90,809
Total loans	$312,720	$(58,768)	$10,142	$(48,626)	$87,000	$351,094
Allowance for unfunded commitments
Commercial and industrial	$12,997	$—	$—	$—	$321	$13,319
Commercial real estate — owner occupied	103	—	—	—	46	149
Commercial and business lending	13,101	—	—	—	367	13,468
Commercial real estate — investor	710	—	—	—	(230)	480
Real estate construction	20,583	—	—	—	(3,558)	17,024
Commercial real estate lending	21,292	—	—	—	(3,788)	17,504
Total commercial	34,393	—	—	—	(3,421)	30,972
Home equity	2,699	—	—	—	(70)	2,629
Other consumer	1,683	—	—	—	(509)	1,174
Total consumer	4,382	—	—	—	(579)	3,803
Total loans	$38,776	$—	$—	$—	$(4,000)	$34,776
Allowance for credit losses on loans
Commercial and industrial	$132,073	$(45,687)	$3,015	$(42,672)	$52,181	$141,582	1.45%
Commercial real estate — owner occupied	9,579	(25)	11	(15)	1,195	10,759	1.01%
Commercial and business lending	141,652	(45,713)	3,026	(42,687)	53,376	152,341	1.41%
Commercial real estate — investor	55,108	(252)	3,016	2,763	10,467	68,338	1.33%
Real estate construction	66,171	(25)	80	55	4,351	70,578	3.11%
Commercial real estate lending	121,279	(277)	3,095	2,819	14,819	138,916	1.88%
Total commercial	262,931	(45,989)	6,121	(39,868)	68,195	291,257	1.60%
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808	0.48%
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961	1.11%
Home equity	17,574	(424)	1,262	837	(380)	18,032	2.87%
Other consumer	13,073	(5,453)	978	(4,475)	5,214	13,812	4.97%
Total consumer	88,565	(12,779)	4,021	(8,758)	14,805	94,613	0.86%
Total loans	$351,496	$(58,768)	$10,142	$(48,626)	$83,000	$385,870	1.32%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2024, utilizing a qualitative assessment. Factors that management considered in this assessment included macroeconomic conditions, industry and market considerations, overall financial performance of the Corporation and each reporting unit (both current and projected), changes in management strategy, and changes in the composition or carrying amount of net assets. In addition, management considered the changes in both the Corporation's common stock price and in the KBW Nasdaq Regional Banking Index (KRX), as well as the Corporation's earnings per common share trend over the past year. Based on these assessments, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2024 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2023 or the first six months of 2024.
The Corporation had goodwill of $1.1 billion at both June 30, 2024 and December 31, 2023.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

($ in thousands)	Six Months Ended Jun 30, 2024	Year Ended Dec 31, 2023
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(52,044)	(47,638)
Net book value	$36,066	$40,471
Amortization during the period	$4,405	$8,811
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the six months ended June 30, 2024 and the year ended December 31, 2023 is as follows:

($ in thousands)	Six Months Ended Jun 30, 2024	Year Ended Dec 31, 2023
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$84,390	$77,351
Additions	2,490	3,564
Paydowns	(3,808)	(7,185)
Valuation:
Change in fair value model assumptions	—	8,881
Changes in fair value of asset	2,567	1,778
Mortgage servicing rights at end of period	$85,640	$84,390
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)(a)	$6,306,865	$7,364,492
Mortgage servicing rights to servicing portfolio(a)	1.36%	1.15%
(a) During the fourth quarter of 2023, the Corporation transferred $969 million of residential mortgages into held for sale and subsequently sold them for $844 million. After sale, the servicing was retained for a short period until full servicing was transferred to the purchaser in January 2024.
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2024. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Six months ended December 31, 2024	$4,405	$4,853
2025	8,811	11,623
2026	8,811	11,487
2027	8,811	10,786
2028	3,485	9,750
2029	1,681	8,633
Beyond 2029	61	28,508
Total estimated amortization expense and MSRs decay	$36,066	$85,640

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	Jun 30, 2024	Dec 31, 2023
Short-term funding
Federal funds purchased	$270,015	$220,160
Securities sold under agreements to repurchase	89,524	106,620
Federal funds purchased and securities sold under agreements to repurchase	359,539	326,780
BTFP funding	500,000	—
Total short-term funding	$859,539	$326,780
Long-term funding
Corporation subordinated notes, at par	$550,000	$550,000
Discount and capitalized costs	(7,189)	(7,748)
Subordinated debt fair value hedge(a)	(7,037)	(1,366)
Finance leases	339	383
Total long-term funding	$536,113	$541,269
Total short and long-term funding, excluding FHLB advances	$1,395,652	$868,049
FHLB advances
Short-term FHLB advances	$1,475,000	$740,000
Long-term FHLB advances	1,211,867	1,209,907
FHLB advances fair value hedge(a)	(13,820)	(9,713)
Total FHLB advances	$2,673,046	$1,940,194
Total short and long-term funding	$4,068,699	$2,808,243
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At June 30, 2024, the Corporation had pledged securities valued at 189% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of June 30, 2024 and December 31, 2023 are presented in the following table:

	Overnight and Continuous
($ in thousands)	Jun 30, 2024	Dec 31, 2023
Repurchase agreements
Agency mortgage-related securities	$89,524	$106,620
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
Note 9 Derivative and Hedging Activities
The Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest and currency rates as well as other economic conditions.
At inception, the Corporation designates the derivative contract as either a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a non-designated hedge. The hedge accounting methodologies applied for fair value, cash flow, and non-designated hedges are described in the Derivative and Hedging Activities note in the Corporation's 2023 Annual Report on Form 10-K.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $86 million and $93 million of investment securities as collateral at June 30, 2024, and December 31, 2023, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $2 million at June 30, 2024, compared to $5 million at December 31, 2023. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2023 Annual Report on Form 10-K.
The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of June 30, 2024 and December 31, 2023:

	Jun 30, 2024				Dec 31, 2023
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$1,250,000	$3,036	$2,050,000	$12,880	$2,300,000	$8,075	$550,000	$930
Foreign currency exchange forwards	71,753	136	150,906	337	231,566	632	189,212	2,946
Total designated as hedging instruments		3,172		13,217		8,707		3,876
Not designated as hedging instruments:
Interest rate-related and other instruments	3,893,983	106,277	6,130,174	207,471	3,603,513	111,623	6,528,471	195,662
Foreign currency exchange forwards	89,957	2,700	276,412	2,514	87,526	2,954	135,654	2,746
Mortgage banking(b)	72,166	766	150,500	95	29,490	439	51,500	673
Total not designated as hedging instruments		109,744		210,081		115,016		199,082
Gross derivatives before netting		112,916		223,298		123,723		202,958
Less: Legally enforceable master netting agreements		8,328		8,328		18,234		18,234
Less: Cash collateral pledged/received		40,169		1,500		35,855		—
Total derivative instruments, after netting		$64,418		$213,470		$69,634		$184,724

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps with an effective date ranging from December 1, 2024 to March 1, 2025, where the notional amounts on such swaps were $100 million for assets and $350 million for liabilities, and where the fair value on the assets and liabilities for those swaps were approximately $260,000 and $2 million, respectively.
(b) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	Jun 30, 2024		Dec 31, 2023
Other long-term funding	$(542,963)	$7,037	$(548,634)	$1,366
FHLB advances	(586,180)	13,820	(590,287)	9,713
Total	$(1,129,143)	$20,857	$(1,138,921)	$11,079

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At June 30, 2024 and December 31, 2023, the carrying amount excluded for foreign currency denominated loans was $223 million and $421 million, respectively.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At June 30, 2024, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $252 million and is included in loans on the consolidated balance sheets. This amount includes $1 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.
The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three months ended Jun 30,				Six Months Ended Jun 30,
	2024		2023		2024		2023
($ in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(4,805)	$5,367	$(3,376)	$4,329	$(9,668)	$10,689	$(4,697)	$6,844
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(36)	431	(57)	(20,375)	(76)	(9,779)	(115)	(9,651)
Derivatives designated as hedging instruments(a)	(4,769)	4,935	(3,319)	24,704	(9,592)	20,468	(4,581)	16,495
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
	2024	2023	2024	2023
($ in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$—	$—	$—	$—
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	(4,269)	7,587	(13,339)	9,389
Derivatives designated as hedging instruments	4,269	(7,587)	13,339	(9,389)
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) recognized in OCI on cash flow hedge derivative(a)	$(6,787)	$(34,147)	$(26,248)	$(20,384)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	4,769	3,319	9,592	4,581
(a) The entirety of (losses) recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $13 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to June 30, 2024. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 35 months as of June 30, 2024.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and six months ended June 30, 2024 and 2023:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)		2024	2023	2024	2023
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$13	$207	$(58)	$138
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(1,374)	(2,195)	(4,311)	326
Foreign currency exchange forwards	Capital markets, net	(140)	1,158	605	1,386
Interest rate lock commitments (mortgage)	Mortgage banking, net	100	93	327	345
Forward commitments (mortgage)	Mortgage banking, net	127	777	578	382
Note 10 Balance Sheet Offsetting
Interest Rate-Related Instruments and Foreign Exchange Forwards (“Interest and Foreign Exchange Agreements”)
The Corporation is permitted to present derivative receivables and derivative payables with the same counterparty and the related cash collateral receivables and payables on a net basis on the consolidated balance sheets when a legally enforceable master netting agreement exists. The Corporation has elected to net such balances where it has determined that the specified conditions are met.
The Corporation uses master netting agreements to mitigate counterparty credit risk in these transactions, including derivative contracts. A master netting agreement is a single agreement with a counterparty that permits multiple transactions governed by that agreement to be terminated or accelerated and settled through a single payment in a single currency in the event of a default (e.g., bankruptcy, failure to make a required payment or securities transfer or deliver collateral or margin when due).

Typical master netting agreements for these types of transactions also contain a collateral/margin agreement that provides for a security interest in, or title transfer of, securities or cash collateral/margin to the party that has the right to demand margin (the “demanding party”). The collateral/margin agreement typically requires a party to transfer collateral/margin to the demanding party with a value equal to the amount of the margin deficit on a net basis across all transactions governed by the master netting agreement, less any threshold. The collateral/margin agreement grants to the demanding party, upon default by the counterparty, the right to set-off any amounts payable by the counterparty against any posted collateral or the cash equivalent of any posted collateral/margin. It also grants to the demanding party the right to liquidate collateral/margin and to apply the proceeds to an amount payable by the counterparty.
For additional information on the Corporation’s derivative and hedging activities, see the Derivative and Hedging Activities note in the Corporation's 2023 Annual Report on Form 10-K.
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of June 30, 2024 and December 31, 2023. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
June 30, 2024	$92,570	$(8,328)	$(40,169)	$44,072	$(33,922)	$10,150
December 31, 2023	87,075	(18,234)	(35,855)	32,985	(32,985)	—

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
June 30, 2024	$21,237	$(8,328)	$(1,500)	$11,409	$—	$11,409
December 31, 2023	18,767	(18,234)	—	533	—	533
Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

($ in thousands)	Jun 30, 2024	Dec 31, 2023
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,295,737	$11,170,147
Commercial letters of credit(a)	1,118	3,697
Standby letters of credit(c)	252,475	212,029
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at June 30, 2024 or December 31, 2023.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $3 million at June 30, 2024, compared to $2 million at December 31, 2023, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Six Months Ended Jun 30, 2024	Year Ended Dec 31, 2023
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$38,776
Provision for unfunded commitments	(1,000)	(4,000)
Balance at end of period	$33,776	$34,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at June 30, 2024 was $205 million, compared to $219 million at December 31, 2023, included in tax credit and other investments on the consolidated balance sheets. The Corporation utilizes the proportional amortization method to account for investments in qualified affordable housing projects.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $18 million and $17 million for the six months ended June 30, 2024 and June 30, 2023, respectively, and $9 million for both the three months ended June 30, 2024 and June 30, 2023. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $203 million at June 30, 2024 and $215 million at December 31, 2023.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $30 million at June 30, 2024 and $27 million at December 31, 2023. Additionally, at June 30, 2024, the Corporation also invests in a private SBA loan fund, recorded in equity securities on the consolidated balance sheets, the purpose of which is to identify CRA qualifying loans within a target region, which has a remaining unfunded equity contribution of $3 million.
For the six months ended June 30, 2024 and the year ended December 31, 2023, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $41 million at June 30, 2024 and $40 million at December 31, 2023, included in tax credit and other investments on the consolidated balance sheets.

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

As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2 million and $5 million for the six months ended June 30, 2024 and the year ended December 31, 2023, respectively. There were no loss reimbursement and settlement claims paid in the six months ended June 30, 2024 or for the year ended December 31, 2023. Make whole requests since January 1, 2023 generally arose from loans originated since January 1, 2021 with such balances totaling $4.0 billion at the time of sale, consisting primarily of loans sold to GSEs. As of June 30, 2024, $3.4 billion of those loans originated since January 1, 2021 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $734,000 at June 30, 2024 and approximately $835,000 at December 31, 2023.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2024 and December 31, 2023, there were $14 million and $15 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. The Corporation resumed selling loans to the FHLB with such credit risk retention in February 2024, but prior to that, had not sold any loans with this credit risk retention since February 2005. At June 30, 2024 and December 31, 2023, there were $58 million and $16 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
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
The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments as of June 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Jun 30, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$470,818	$470,818	$470,818	$—	$—
Interest-bearing deposits in other financial institutions	484,677	484,677	484,677	—	—
Federal funds sold and securities purchased under agreements to resell	3,600	3,600	3,600	—	—
AFS investment securities:
U.S. Treasury securities	35,638	35,638	35,638	—	—
Obligations of state and political subdivisions (municipal securities)	78,507	78,507	—	78,507	—
Residential mortgage-related securities:
FNMA / FHLMC	1,064,318	1,064,318	—	1,064,318	—
GNMA	2,440,808	2,440,808	—	2,440,808	—
Commercial mortgage-related securities:
FNMA / FHLMC	17,283	17,283	—	17,283	—
GNMA	149,799	149,799	—	149,799	—
Asset backed securities:
FFELP	122,765	122,765	—	122,765	—
SBA	640	640	—	640	—
Other debt securities	2,973	2,973	—	2,973	—
Total AFS investment securities	3,912,730	3,912,730	35,638	3,877,092	—
HTM investment securities:
U.S. Treasury securities	1,000	978	978	—	—
Obligations of state and political subdivisions (municipal securities), net	1,668,410	1,497,587	—	1,497,587	—
Residential mortgage-related securities:
FNMA / FHLMC	916,966	753,657	—	753,657	—
GNMA	46,392	42,536	—	42,536	—
Private-label	335,148	273,892	—	273,892	—
Commercial mortgage-related securities:
FNMA / FHLMC	776,717	630,783	—	630,783	—
GNMA	54,403	47,436	—	47,436	—
Total HTM investment securities, net	3,799,035	3,246,868	978	3,245,890	—
Equity securities:
Equity securities	10,444	10,444	10,382	—	62
Equity securities at NAV	12,500	12,500
Total equity securities	22,944	22,944

FHLB and Federal Reserve Bank stocks	212,102	212,102	—	212,102	—
Residential loans held for sale	83,795	83,795	—	83,795	—
Loans, net	29,208,547	27,884,450	—	—	27,884,450
Bank and corporate owned life insurance	683,451	683,451	—	683,451	—
Mortgage servicing rights, net	85,640	85,640	—	—	85,640
Interest rate-related instruments designated as hedging instruments(a)	3,036	3,036	—	3,036	—
Foreign currency exchange forwards designated as hedging instruments(a)	136	136	—	136	—
Interest rate-related and other instruments not designated as hedging instruments(a)	106,277	106,277	—	106,277	—
Foreign currency exchange forwards not designated as hedging instruments(a)	2,700	2,700	—	2,700	—
Interest rate lock commitments to originate residential mortgage loans held for sale	766	766	—	—	766
Total selected assets at fair value	$39,080,255	$37,203,991	$1,006,092	$8,214,480	$27,970,919

(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Jun 30, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$5,815,045	$5,815,045	$—	$—	$5,815,045
Savings	5,157,103	5,157,103	—	—	5,157,103
Interest-bearing demand	8,284,017	8,284,017	—	—	8,284,017
Money market	6,294,895	6,294,895	—	—	6,294,895
Brokered CDs(a)	4,061,578	4,061,578	—	4,061,578	—
Other time deposits(a)	3,078,401	3,078,401	—	3,078,401	—
Total deposits	32,691,039	32,691,039	—	7,139,979	25,551,061
Short-term funding:
Federal funds purchased and securities sold under agreements to repurchase	359,539	359,532	—	359,532	—
BTFP funding	500,000	497,973	—	497,973	—
Total short-term funding	859,539	857,505	—	857,505	—

FHLB advances	2,673,046	2,672,221	—	2,672,221	—
Other long-term funding	536,113	530,211	—	530,211	—
Standby letters of credit(b)	2,536	2,536	—	2,536	—
Interest rate-related instruments designated as hedging instruments(c)	12,880	12,880	—	12,880	—
Foreign currency exchange forwards designated as hedging instruments(c)	337	337	—	337	—
Interest rate-related and other instruments not designated as hedging instruments(c)	207,471	207,471	—	207,471	—
Foreign currency exchange forwards not designated as hedging instruments(c)	2,514	2,514	—	2,514	—
Forward commitments to sell residential mortgage loans	95	95	—	—	95
Total selected liabilities at fair value	$36,985,572	$36,976,810	$—	$11,425,654	$25,551,156

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $252 million at June 30, 2024. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The table below presents a rollforward of the consolidated balance sheets amounts for the six months ended June 30, 2024 and the year ended December 31, 2023, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2022	$86	$46	$40
New production	6,557	(1,816)	8,373
Closed loans / settlements	(4,171)	2,494	(6,665)
Other	(2,033)	(51)	(1,982)
Change in mortgage derivative	352	627	(274)
Balance December 31, 2023	$439	$673	$(234)
New production	$6,153	$(1,414)	$7,567
Closed loans / settlements	(3,857)	1,028	(4,885)
Other	(1,969)	(192)	(1,777)
Change in mortgage derivative	327	(578)	905
Balance June 30, 2024	$766	$95	$671
The following table presents a rollforward of the fair value of Level 3 equity securities, for the six months ended June 30, 2024 and the year ended December 31, 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes:

($ in thousands)
Fair value as of December 31, 2022	$19,225
Gains recognized in investment securities gains, net	5,861
Purchases	11
Sales	(329)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	$4,054
Purchases	12
Sales	(28,772)
Fair value as of June 30, 2024	$62

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
Jun 30, 2024
Assets
Individually evaluated loans	Level 3	$53,881	Provision for credit losses	$22,095
OREO(b)	Level 2	192	Other noninterest expense / provision for credit losses(c)	263

Dec 31, 2024
Assets
Individually evaluated loans	Level 3	$47,221	Provision for credit losses	$45,709
OREO(b)	Level 2	3,139	Other noninterest expense / provision for credit losses(c)	2,532
Equity securities without readily determinable fair values	Level 3	24,671	Investment securities gains (losses), net	5,785
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

Jun 30, 2024	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	6%
Individually evaluated loans	Appraisals / Discounted cash flow	Collateral / Discount factor	—%	-	81%	56%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing Ratio	35%	-	100%	87%
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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
RAP
Service cost	$881	$796	$1,755	$1,592
Interest cost	2,719	2,686	5,438	5,372
Expected return on plan assets	(8,650)	(8,202)	(17,301)	(16,404)
Amortization of prior service cost	(54)	(63)	(107)	(125)
Amortization of actuarial loss	—	—	—	37
Total net periodic pension cost	$(5,104)	$(4,783)	$(10,215)	$(9,528)
Postretirement Plan
Interest cost	$18	$20	$37	$39
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial (gain)	(7)	(7)	(14)	(15)
Total net periodic benefit cost	$(8)	$(7)	$(15)	$(13)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2023 or the six months ended June 30, 2024.
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

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Net interest income	$251,196	$240,542	$494,127	$459,665
Net intersegment interest (expense)	(99,238)	(100,711)	(192,974)	(181,691)
Segment net interest income	151,958	139,832	301,153	277,975
Noninterest income	35,131	32,451	69,553	65,168
Total revenue	187,089	172,282	370,707	343,143
Provision for credit losses	16,492	13,674	31,920	27,456
Noninterest expense	65,394	61,137	131,744	123,256
Income before income taxes	105,204	97,471	207,042	192,431
Income tax expense	17,765	17,086	38,846	34,811
Net income	$87,438	$80,385	$168,196	$157,619
Allocated goodwill			$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Net interest income	$57,808	$72,460	$116,000	$152,744
Net intersegment interest income	135,332	105,841	265,491	193,920
Segment net interest income	193,140	178,301	381,491	346,664
Noninterest income	25,418	30,252	49,912	56,199
Total revenue	218,559	208,554	431,404	402,863
Provision for credit losses	5,591	7,328	12,416	14,086
Noninterest expense	107,565	108,928	218,055	220,663
Income before income taxes	105,403	92,298	200,933	168,114
Income tax expense	22,134	19,383	42,196	35,304
Net income	$83,268	$72,915	$158,737	$132,810
Allocated goodwill			$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Net interest (loss)	$(52,411)	$(55,085)	$(95,677)	$(80,483)
Net intersegment (expense)	(36,095)	(5,130)	(72,517)	(12,229)
Segment net interest (loss)	(88,506)	(60,216)	(168,194)	(92,712)
Noninterest income	4,610	2,840	10,678	6,249
Total revenue	(83,896)	(57,376)	(157,515)	(86,463)
Provision for credit losses	925	1,097	2,672	(1,471)
Noninterest expense	22,902	20,609	43,719	34,167
(Loss) before income taxes	(107,722)	(79,082)	(203,906)	(119,159)
Income tax (benefit)	(52,589)	(12,935)	(73,716)	(19,243)
Net (loss)	$(55,133)	$(66,146)	$(130,191)	$(99,916)
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Net interest income	$256,593	$257,917	$514,451	$531,927
Net intersegment interest income	—	—	—	—
Segment net interest income	256,593	257,917	514,451	531,927
Noninterest income	65,159	65,543	130,144	127,616
Total revenue	321,752	323,460	644,595	659,543
Provision for credit losses	23,008	22,100	47,009	40,071
Noninterest expense	195,861	190,673	393,518	378,086
Income before income taxes	102,884	110,687	204,068	241,386
Income tax (benefit) expense	(12,689)	23,533	7,326	50,873
Net income	$115,573	$87,154	$196,742	$190,514
Allocated goodwill			$1,104,992	$1,104,992
Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2024 and 2023, including changes during the preceding three and six month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive (loss) before reclassifications	(41,014)	—	—	(41,014)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	197	—	—	197
HTM investment securities, net, at amortized cost(a)	4,182	—	—	4,182
Other assets / accrued expenses and other liabilities	—	(26,248)	—	(26,248)
Interest income	—	9,592	—	9,592
Personnel expense	—	—	(144)	(144)
Other expense	—	—	(14)	(14)
Income tax benefit (expense)	9,138	(2,192)	(1,614)	5,333
Net other comprehensive (loss) during period	(27,498)	(18,848)	(1,772)	(48,117)
Balance June 30, 2024	$(176,139)	$(15,768)	$(27,307)	$(219,214)

Balance December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive (loss) before reclassifications	(12,588)	—	—	(12,588)
Amounts reclassified from accumulated other comprehensive (loss):
HTM investment securities, net, at amortized cost(a)	4,556	—	—	4,556
Other assets / accrued expenses and other liabilities	—	(20,384)	—	(20,384)
Interest income	—	4,581	—	4,581
Personnel expense	—	—	(163)	(163)
Other expense	—	—	22	22
Income tax benefit	1,951	3,173	8	5,132
Net other comprehensive (loss) during period	(6,081)	(12,630)	(132)	(18,843)
Balance June 30, 2023	$(239,273)	$(9,270)	$(43,099)	$(291,642)
(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance March 31, 2024	$(169,388)	$(13,246)	$(27,247)	$(209,881)
Other comprehensive (loss) before reclassifications	(11,126)	—	—	(11,126)
Amounts reclassified from accumulated other comprehensive (loss):
HTM investment securities, net, at amortized cost(a)	2,122	—	—	2,122
Other assets / accrued expenses and other liabilities	—	(6,787)	—	(6,787)
Interest income	—	4,769	—	4,769
Personnel expense	—	—	(73)	(73)
Other expense	—	—	(7)	(7)
Income tax benefit (expense)	2,253	(503)	20	1,769
Net other comprehensive (loss) during period	(6,751)	(2,522)	(60)	(9,333)
Balance June 30, 2024	$(176,139)	$(15,768)	$(27,307)	$(219,214)

Balance March 31, 2023	$(204,339)	$13,691	$(42,940)	$(233,588)
Other comprehensive (loss) before reclassifications	(49,066)	—	—	(49,066)
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	2,289	—	—	2,289
Other assets / accrued expenses and other liabilities	—	(34,147)	—	(34,147)
Interest income	—	3,319	—	3,319
Personnel expense	—	—	(81)	(81)
Other expense	—	—	(7)	(7)
Income tax benefit (expense)	11,843	7,867	(71)	19,639
Net other comprehensive (loss) during period	(34,934)	(22,961)	(159)	(58,054)
Balance June 30, 2023	$(239,273)	$(9,270)	$(43,099)	$(291,642)
(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.
Note 16 Leases
The Corporation has operating leases for retail and corporate offices, land, and equipment. The Corporation also has a finance lease for retail and corporate offices.
These leases have original terms of 1 year or longer with remaining maturities up to 38 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any purchase options or optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.
The discount rate used to capitalize the operating leases is the Corporation's FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
($ in thousands)	2024	2023	2024	2023
Operating lease costs	$1,551	$1,479	$3,096	$2,942
Finance lease costs	23	23	46	46
Operating lease cash flows	1,592	1,698	3,436	3,526
Finance lease cash flows	23	23	46	46
The right-of-use asset and lease liability by lease classifications on the consolidated balance sheets were as follows:

($ in thousands)	Consolidated Balance Sheets Category	Jun 30, 2024	Dec 31, 2023
Operating lease right-of-use asset	Premises and equipment	$26,213	$24,712
Finance lease right-of-use asset	Other assets	325	368
Operating lease liability	Accrued expenses and other liabilities	28,675	27,311
Finance lease liability	Other long-term funding	339	383

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Jun 30, 2024			Dec 31, 2023
($ in thousands)	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate
Operating leases
Retail and corporate offices	$28,130	6.10	3.47%	$25,729	5.76	3.12%
Land	3,640	6.77	3.50%	4,050	6.98	3.48%
Equipment	408	2.00	4.62%	408	2.50	4.62%
Total operating leases	$32,178	6.12	3.49%	$30,187	5.88	3.19%
Finance leases
Retail and corporate offices	$347	3.75	1.32%	$394	4.25	1.32%
Total finance leases	$347	3.75	1.32%	$394	4.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
Six months ended December 31, 2024	$3,309	$46	$3,356
2025	6,293	93	6,386
2026	5,712	93	5,805
2027	5,002	93	5,095
2028	4,118	23	4,142
Beyond 2028	7,743	—	7,743
Total lease payments	$32,178	$347	$32,526
Less: interest	3,503	8	3,512
Present value of lease payments	$28,675	$339	$29,014
As of June 30, 2024 and December 31, 2023, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $4 million and $3 million, respectively. The leases that had not yet commenced as of June 30, 2024 will commence between July 2024 and April 2025 with lease terms of 1 year to 7 years.

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
Performance Summary
•Average loans of $29.5 billion increased $331 million, or 1%, from the first six months of 2023, driven primarily by increases in auto finance and commercial lending, partially offset by a decrease in residential mortgage lending.
•Average deposits of $32.9 billion increased $2.4 billion, or 8%, from the first six months of 2023, driven primarily by an increase in time deposits, partially offset by decreases in noninterest-bearing demand deposits and money market deposits.
•Net interest income of $514 million decreased $17 million, or 3%, from the first six months of 2023, and net interest margin was 2.77%, compared to 2.93% for the first six months of 2023. The decreases in net interest income and net interest margin were driven by increases in interest bearing liabilities outpacing the increase in earning assets and higher costs associated with those interest bearing liabilities.
•Provision for credit losses was $47 million, compared to a provision of $40 million for the first six months of 2023, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest income of $130 million increased $3 million, or 2%, from the first six months of 2023, driven by an increase in investment securities gains (losses), net primarily as a result of the sale of the Corporation's remaining Visa B shares in the first quarter of 2024, higher wealth management fees, and an increase in bank and corporate owned life insurance claims. These increases were partially offset by a decrease in mortgage banking, net, as a result of net valuation adjustments of the MSRs asset.
•Noninterest expense of $394 million increased $15 million, or 4%, from the first six months of 2023, primarily driven by increases in personnel, technology, and FDIC assessment expense, the latter due to the special assessment, partially offset by a decrease in other expense.

Table 1 Summary Results of Operations: Trends

	Six months ended		Three months ended
($ in thousands, except per share data)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Net income (loss)	$196,742	$190,514	$115,573	$81,169	$(90,806)	$83,248	$87,154
Net income (loss) available to common equity	190,992	184,764	112,698	78,294	(93,681)	80,373	84,279
Earnings (loss) per common share - basic	1.27	1.23	0.75	0.52	(0.63)	0.53	0.56
Earnings (loss) per common share - diluted	1.26	1.22	0.74	0.52	(0.62)	0.53	0.56
Effective tax rate	3.59%	21.08%	(12.33)%	19.78%	N/M	18.92%	21.26%

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Six Months Ended Jun 30,
	2024			2023
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$10,913,741	$392,281	7.23%	$10,758,464	$351,254	6.58%
Commercial real estate lending	7,319,867	273,053	7.50%	7,273,402	247,054	6.85%
Total commercial	18,233,608	665,334	7.34%	18,031,866	598,308	6.69%
Residential mortgage	7,965,375	138,120	3.47%	8,643,335	142,767	3.30%
Auto finance	2,448,914	67,624	5.55%	1,572,773	36,159	4.64%
Other retail	826,396	41,221	10.00%	895,720	38,629	8.65%
Total loans	29,474,293	912,299	6.22%	29,143,694	815,864	5.64%
Investment securities
Taxable	5,598,890	97,206	3.47%	5,109,481	65,987	2.58%
Tax-exempt(a)	2,124,763	35,920	3.38%	2,322,132	40,344	3.47%
Other short-term investments	598,888	17,615	5.91%	502,325	11,415	4.58%
Investments and other	8,322,541	150,741	3.62%	7,933,938	117,746	2.97%
Total earning assets	37,796,834	$1,063,040	5.65%	37,077,632	$933,610	5.06%
Other assets, net	3,135,876			3,007,684
Total assets	$40,932,710			$40,085,316
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,030,859	$43,719	1.75%	$4,707,451	$25,019	1.07%
Interest-bearing demand	7,377,870	98,099	2.67%	6,738,715	64,880	1.94%
Money market	6,055,804	93,698	3.11%	7,137,912	85,167	2.41%
Network transaction deposits	1,623,625	43,621	5.40%	1,308,434	31,252	4.82%
Time deposits	7,062,989	168,156	4.79%	3,681,352	65,301	3.58%
Total interest-bearing deposits	27,151,147	447,293	3.31%	23,573,864	271,618	2.32%
Federal funds purchased and securities sold under agreements to repurchase	238,950	5,166	4.35%	357,369	5,404	3.05%
Other short-term funding	503,602	12,646	5.05%	14,745	1	0.01%
FHLB advances	1,986,221	55,814	5.65%	4,024,052	99,222	4.97%
Long-term funding	536,388	20,154	7.51%	475,961	15,876	6.67%
Total short and long-term funding	3,265,160	93,780	5.77%	4,872,128	120,503	4.98%
Total interest-bearing liabilities	30,416,308	$541,073	3.58%	28,445,992	$392,121	2.78%
Noninterest-bearing demand deposits	5,797,084			7,003,151
Other liabilities	545,526			540,457
Stockholders’ equity	4,173,793			4,095,717
Total liabilities and stockholders’ equity	$40,932,710			$40,085,316
Interest rate spread			2.07%			2.28%
Net free funds			0.70%			0.65%
Fully tax-equivalent net interest income and net interest margin		$521,967	2.77%		$541,490	2.93%
Fully tax-equivalent adjustment		7,516			9,563
Net interest income		$514,451			$531,927
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Jun 30, 2024			Mar 31, 2024			Jun 30, 2023
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$11,011,228	$198,191	7.24%	$10,816,255	$194,090	7.22%	$10,899,337	$184,080	6.77%
Commercial real estate lending	7,249,773	134,203	7.45%	7,389,962	138,850	7.56%	7,295,367	127,967	7.04%
Total commercial	18,261,000	332,394	7.32%	18,206,217	332,940	7.35%	18,194,703	312,047	6.88%
Residential mortgage	7,905,236	69,389	3.51%	7,896,956	68,787	3.48%	8,701,496	72,056	3.31%
Auto finance	2,524,107	35,021	5.58%	2,373,720	32,603	5.52%	1,654,523	19,701	4.78%
Other retail	889,220	20,504	9.24%	892,128	20,661	9.28%	887,574	20,135	9.08%
Total loans	29,579,564	457,307	6.21%	29,369,022	454,991	6.22%	29,438,297	423,939	5.77%
Investment securities
Taxable	5,680,757	50,479	3.55%	5,517,023	46,727	3.39%	5,304,381	35,845	2.70%
Tax-exempt(a)	2,116,174	17,896	3.38%	2,133,352	18,024	3.38%	2,314,825	20,152	3.48%
Other short-term investments	620,943	9,304	6.03%	576,782	8,311	5.80%	511,487	6,086	4.77%
Investments and other	8,417,874	77,680	3.69%	8,227,158	73,062	3.55%	8,130,693	62,083	3.05%
Total earning assets	37,997,438	$534,987	5.65%	37,596,179	$528,053	5.64%	37,568,991	$486,022	5.18%
Other assets, net	3,103,168			3,173,027			2,989,321
Total assets	$41,100,606			$40,769,206			$40,558,311
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,133,688	$21,972	1.72%	$4,928,031	$21,747	1.77%	$4,749,808	$15,160	1.28%
Interest-bearing demand	7,265,621	48,109	2.66%	7,490,119	49,990	2.68%	6,663,775	34,961	2.10%
Money market	5,995,005	46,391	3.11%	6,116,604	47,306	3.11%	6,743,810	43,529	2.59%
Network transaction deposits	1,595,312	21,416	5.40%	1,651,937	22,205	5.41%	1,468,006	18,426	5.03%
Time deposits	6,927,663	83,173	4.83%	7,198,315	84,983	4.75%	4,985,949	50,119	4.03%
Total interest-bearing deposits	26,917,289	221,062	3.30%	27,385,005	226,231	3.32%	24,611,348	162,196	2.64%
Federal funds purchased and securities sold under agreements to repurchase	213,921	2,303	4.33%	263,979	2,863	4.36%	285,754	2,261	3.17%
Other short-term funding	561,596	7,044	5.04%	449,999	5,603	5.01%	12,179	—	0.01%
FHLB advances	2,432,195	34,143	5.65%	1,540,247	21,671	5.66%	3,796,106	49,261	5.20%
Long-term funding	533,670	10,096	7.57%	539,106	10,058	7.46%	543,003	9,596	7.07%
Total short and long-term funding	3,741,381	53,586	5.75%	2,793,331	40,194	5.78%	4,637,042	61,118	5.28%
Total interest-bearing liabilities	30,658,670	$274,648	3.60%	30,178,337	$266,425	3.55%	29,248,389	$223,314	3.06%
Noninterest-bearing demand deposits	5,712,115			5,882,052			6,669,787
Other liabilities	563,616			527,437			511,074
Stockholders’ equity	4,166,204			4,181,381			4,129,061
Total liabilities and stockholders’ equity	$41,100,606			$40,769,206			$40,558,311
Interest rate spread			2.05%			2.09%			2.12%
Net free funds			0.70%			0.70%			0.68%
Fully tax-equivalent net interest income and net interest margin		$260,340	2.75%		$261,628	2.79%		$262,708	2.80%
Fully tax-equivalent adjustment		3,747			3,770			4,791
Net interest income		$256,593			$257,858			$257,917

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $20 million, or 4%, and $17 million, or 3%, lower than the first six months of 2023, respectively. Since June 30, 2023, the Federal Reserve increased the federal funds target interest rate 25 bp, which, in combination with the full impact of rate increases during the first six months of 2023 affecting 2024, contributed to the yield on earning assets increasing by 59 bp and the cost of interest-bearing liabilities increasing 80 bp from the first six months of 2023. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average loans increased $331 million, or 1%, from the first six months of 2023, and average investments and other short-term investments increased $389 million, or 5%, from the first six months of 2023.
•    Average interest-bearing liabilities increased $2.0 billion, or 7%, compared to the first six months of 2023. Average interest-bearing deposits increased $3.6 billion, or 15%, from the first six months of 2023, primarily driven by increases in time deposits, interest-bearing demand deposits, savings deposits, and network transaction deposits, partially offset by a decrease in money market deposits. Average noninterest-bearing demand deposits decreased $1.2 billion, or 17%, versus the first six months of 2023. Average FHLB advances decreased $2.0 billion, or 51%, from the first six months of 2023, partially offset by an increase in other short-term funding related to the utilization of the BTFP.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2024 was the Moody's baseline scenario from May 2024, which was reviewed against the June 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest Income
Table 3 Noninterest Income

	Six months ended			Three months ended					Changes vs
($ in thousands, except as noted)	Jun 30, 2024	Jun 30, 2023	YTD % Change	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2024	Jun 30, 2023
Wealth management fees	$44,323	$40,672	9%	$22,628	$21,694	$21,003	$20,828	$20,483	4%	10%
Service charges and deposit account fees	24,702	25,366	(3)%	12,263	12,439	10,815	12,864	12,372	(1)%	(1)%
Card-based fees	23,242	21,982	6%	11,975	11,267	11,528	11,510	11,396	6%	5%
Other fee-based revenue	9,259	8,740	6%	4,857	4,402	4,019	4,509	4,465	10%	9%
Total fee-based revenue	101,525	96,760	5%	51,723	49,802	47,365	49,710	48,715	4%	6%
Capital markets, net	8,735	10,176	(14)%	4,685	4,050	9,106	5,368	5,093	16%	(8)%
Mortgage banking, net	5,166	11,313	(54)%	2,505	2,662	1,615	6,501	7,768	(6)%	(68)%
Loss on mortgage portfolio sale	—	—	N/M	—	—	(136,239)	—	—	N/M	N/M
Bank and corporate owned life insurance	7,154	4,835	48%	4,584	2,570	3,383	2,047	2,172	78%	111%
Other	4,549	4,501	1%	2,222	2,327	2,850	2,339	2,080	(5)%	7%
Subtotal	127,131	127,586	—%	65,719	61,411	(71,919)	65,965	65,827	7%	—%
Asset gains (losses), net	(933)	(35)	N/M	(627)	(306)	(136)	625	(299)	105%	110%
Investment securities gains (losses), net	3,947	66	N/M	67	3,879	(58,958)	(11)	14	(98)%	N/M
Total noninterest income (loss)	$130,144	$127,616	2%	$65,159	$64,985	$(131,013)	$66,579	$65,543	—%	(1)%
Mortgage loans originated for sale during period	$274,358	$168,395	63%	$168,964	$105,394	$112,365	$115,075	$99,141	60%	70%
Mortgage loan settlements during period	228,732	151,167	51%	137,706	91,026	957,450	103,452	96,514	51%	43%
Assets under management, at market value(a)				14,304	14,171	13,545	12,543	12,995	1%	10%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Wealth management fees increased $4 million from the first six months of 2023, mainly driven by increased assets under management.
•Mortgage banking, net decreased $6 million from the first six months of 2023, mainly driven by net valuation adjustments of the MSRs asset.
•Bank and corporate owned life insurance increased $2 million from the first six months of 2023, primarily driven by an increase in claims.
•Investment securities gains (losses), net increased $4 million from the first six months of 2023, as a result of the sale of the Corporation's remaining Visa B shares.
Noninterest Expense
Table 4 Noninterest Expense

	Six months ended			Three months ended					Change vs
($ in thousands)	Jun 30, 2024	Jun 30, 2023	YTD % Change	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2024	Jun 30, 2023
Personnel	$240,976	$230,510	5%	$121,581	$119,395	$120,686	$117,159	$114,089	2%	7%
Technology	53,362	47,818	12%	27,161	26,200	28,027	26,172	24,220	4%	12%
Occupancy	26,761	28,650	(7)%	13,128	13,633	14,429	14,125	13,587	(4)%	(3)%
Business development and advertising	14,052	12,955	8%	7,535	6,517	8,350	7,100	7,106	16%	6%
Equipment	9,049	9,906	(9)%	4,450	4,599	4,742	5,016	4,975	(3)%	(11)%
Legal and professional	9,101	8,688	5%	4,429	4,672	6,762	4,461	4,831	(5)%	(8)%
Loan and foreclosure costs	3,771	2,773	36%	1,793	1,979	585	2,049	1,635	(9)%	10%
FDIC assessment	21,077	16,425	28%	7,131	13,946	41,497	9,150	9,550	(49)%	(25)%
Other intangible amortization	4,405	4,405	—%	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	10,963	15,955	(31)%	6,450	4,513	12,110	8,771	8,476	43%	(24)%
Total noninterest expense	$393,518	$378,086	4%	$195,861	$197,657	$239,391	$196,205	$190,673	(1)%	3%
Average FTEs(a)	4,048	4,223	(4)%	4,025	4,070	4,130	4,220	4,227	(1)%	(5)%

(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $10 million from the first six months of 2023, primarily driven by increases in salary and incentive expense along with an increase in health insurance expense.
•Technology expense increased $6 million from the first six months of 2023, driven by digital investments tied to our strategic initiatives.
•FDIC expense increased $5 million from the first six months of 2023, primarily driven by the special assessment applied to the Bank relating to the FDIC's increased estimated loss attributable to the protection of depositors at Silicon Valley Bank and Signature Bank.
Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $7 million for the six months ended June 30, 2024, compared to income tax expense of $51 million for the six months ended June 30, 2023. The Corporation's effective tax rate from continuing operations was 3.59% and 21.08% for the six months ended June 30, 2024, and 2023, respectively. The decreases in income tax expense and lower effective tax rate during the first six months of 2024 were primarily due to the planned strategic reallocation of the investment portfolio and the 2024 adoption of a legal entity rationalization plan which results in the recognition of deferred tax benefits of approximately $33 million.
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

Balance Sheet Analysis
•At June 30, 2024, total assets were $41.6 billion, up $608 million, or 1%, from December 31, 2023, and up $404 million, or 1%, from June 30, 2023.
•Interest bearing deposits in other financial institutions were $485 million at June 30, 2024, up $60 million, or 14%, from December 31, 2023, and up $294 million, or 154%, from June 30, 2023.
•AFS investment securities, at fair value were $3.9 billion at June 30, 2024, up $312 million, or 9%, from December 31, 2023, and up $408 million, or 12%, from June 30, 2023. HTM investment securities, net, at amortized cost were $3.8 billion at June 30, 2024, down $61 million, or 2%, from December 31, 2023, and down $140 million, or 4%, from June 30, 2023. See Note 5 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $29.6 billion at June 30, 2024 were up $402 million, or 1%, from December 31, 2023, and down $231 million, or 1%, from June 30, 2023. See Note 6 Loans of the notes to consolidated financial statements for additional details.
•At June 30, 2024, total deposits of $32.7 billion were down $755 million, or 2%, from December 31, 2023, and were up $677 million, or 2%, from June 30, 2023. See section Deposits and Customer Funding for additional information on deposits.
•FHLB advances were $2.7 billion at June 30, 2024, up $733 million, or 38%, from December 31, 2023, and down $958 million, or 26%, from June 30, 2023. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
Loans
Table 5 Period End Loan Composition

	Jun 30, 2024		Mar 31, 2024		Dec 31, 2023		Sep 30, 2023		Jun 30, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$9,970,412	34%	$9,858,329	33%	$9,731,555	33%	$10,099,068	33%	$10,055,487	34%
Commercial real estate — owner occupied	1,102,146	4%	1,095,894	4%	1,061,700	4%	1,054,969	3%	1,058,237	4%
Commercial and business lending	11,072,558	37%	10,954,223	37%	10,793,255	37%	11,154,037	37%	11,113,724	37%
Commercial real estate — investor	5,001,392	17%	5,035,195	17%	5,124,245	18%	5,218,980	17%	5,312,928	18%
Real estate construction	2,255,637	8%	2,287,041	8%	2,271,398	8%	2,130,719	7%	2,009,060	7%
Commercial real estate lending	7,257,029	25%	7,322,237	25%	7,395,644	25%	7,349,699	24%	7,321,988	25%
Total commercial	18,329,587	62%	18,276,460	62%	18,188,898	62%	18,503,736	61%	18,435,711	62%
Residential mortgage	7,840,073	26%	7,868,180	27%	7,864,891	27%	8,782,645	29%	8,746,345	29%
Auto finance	2,556,009	9%	2,471,257	8%	2,256,162	8%	2,007,164	7%	1,777,974	6%
Home equity	634,142	2%	619,764	2%	628,526	2%	623,650	2%	615,506	2%
Other consumer	258,460	1%	258,603	1%	277,740	1%	275,993	1%	273,367	1%
Total consumer	11,288,684	38%	11,217,802	38%	11,027,319	38%	11,689,451	39%	11,413,193	38%
Total loans	$29,618,271	100%	$29,494,263	100%	$29,216,218	100%	$30,193,187	100%	$29,848,904	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2023 and the first six months of 2024. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of June 30, 2024 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$8,897,907	$745,656	$326,337	$513	$9,970,412	34%
Commercial real estate — owner occupied	697,188	289,722	115,235	—	1,102,146	4%
Commercial real estate — investor	4,652,664	288,354	60,374	—	5,001,392	17%
Real estate construction	2,214,292	31,938	1,703	7,705	2,255,637	8%
Commercial - adjustable	11,434,705	42,714	3,507	—	11,480,926	39%
Commercial - fixed	5,027,346	1,312,957	500,141	8,218	6,848,661	23%
Residential mortgage - adjustable	196,506	667,119	1,501,442	293	2,365,360	8%
Residential mortgage - fixed	5,238	67,677	479,672	4,922,126	5,474,713	18%
Auto finance	1,089	1,219,249	1,335,672	—	2,556,009	9%
Home equity	583,195	9,445	32,434	9,069	634,142	2%
Other consumer	198,831	30,816	18,581	10,232	258,460	1%
Total loans	$17,446,909	$3,349,976	$3,871,448	$4,949,938	$29,618,271	100%
Fixed-rate	$5,042,951	$2,638,785	$2,366,499	$4,949,645	$14,997,881	51%
Floating or adjustable rate	12,403,958	711,191	1,504,948	293	14,620,390	49%
Total	$17,446,909	$3,349,976	$3,871,448	$4,949,938	$29,618,271	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At June 30, 2024, $19.7 billion, or 66%, of the loans outstanding and $16.5 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2024, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Jun 30, 2024	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
($ in thousands)
Real Estate(a)	531	$1,753,301	$3,253,850	8%
Utilities(b)	221	2,472,385	3,050,382	8%
Credit Intermediation and Related Activities(c)	522	893,190	1,696,208	4%
Merchant Wholesalers, Durable Goods	423	474,475	922,305	2%
(a) Includes REIT lines.
(b) 56% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

Jun 30, 2024	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	4%	34%
Industrial	3%	24%
Office	3%	21%
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
Table 9 Largest Real Estate Construction Property Type Exposures

Jun 30, 2024	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	49%
Industrial	2%	23%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2024. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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
Table 10 Nonperforming Assets

($ in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Nonperforming assets
Commercial and industrial	$21,190	$72,243	$62,022	$74,812	$34,907
Commercial real estate — owner occupied	1,851	2,090	1,394	3,936	1,444
Commercial and business lending	23,041	74,333	63,416	78,748	36,352
Commercial real estate — investor	48,249	18,697	—	10,882	22,068
Real estate construction	16	18	6	103	125
Commercial real estate lending	48,265	18,715	6	10,985	22,193
Total commercial	71,306	93,047	63,422	89,732	58,544
Residential mortgage	68,058	69,954	71,142	66,153	61,718
Auto finance	6,986	7,158	5,797	4,533	3,065
Home equity	7,996	8,100	8,508	7,917	7,788
Other consumer	77	87	128	222	163
Total consumer	83,117	85,299	85,574	78,826	72,733
Total nonaccrual loans	154,423	178,346	148,997	168,558	131,278
Commercial real estate owned	914	914	914	1,062	1,062
Residential real estate owned	1,467	920	1,290	989	870
Bank properties real estate owned(a)	5,944	6,603	8,301	6,400	5,643
OREO	8,325	8,437	10,506	8,452	7,575
Repossessed assets	671	1,241	919	658	348
Total nonperforming assets	$163,418	$188,025	$160,421	$177,668	$139,201
Accruing loans past due 90 days or more
Commercial	$384	$426	$19,812	$441	$366
Consumer	1,970	1,992	1,876	1,715	1,360
Total accruing loans past due 90 days or more	$2,354	$2,417	$21,689	$2,156	$1,726
Restructured loans (accruing)
Commercial	$410	$377	$306	$234	$168
Consumer	2,166	2,080	2,414	1,855	1,271
Total restructured loans (accruing)	$2,576	$2,457	$2,719	$2,089	$1,439
Nonaccrual restructured loans (included in nonaccrual loans)	$717	$1,141	$805	$961	$796
Ratios
Nonaccrual loans to total loans	0.52%	0.60%	0.51%	0.56%	0.44%
NPAs to total loans plus OREO and repossessed assets	0.55%	0.64%	0.55%	0.59%	0.47%
NPAs to total assets	0.39%	0.46%	0.39%	0.43%	0.34%
Allowance for credit losses on loans to nonaccrual loans	252.31%	217.43%	258.98%	225.78%	287.20%

Table 10 Nonperforming Assets (continued)

($ in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Accruing loans 30-89 days past due
Commercial and industrial	$2,052	$521	$5,565	$1,507	$12,005
Commercial real estate — owner occupied	—	—	358	1,877	1,484
Commercial and business lending	2,052	521	5,923	3,384	13,489
Commercial real estate — investor	1,023	19,164	18,697	10,121	—
Real estate construction	—	1,260	—	10	76
Commercial real estate lending	1,023	20,424	18,697	10,131	76
Total commercial	3,075	20,945	24,619	13,515	13,565
Residential mortgage	10,374	9,903	13,446	11,652	8,961
Auto finance	15,814	12,521	17,386	16,688	11,429
Home equity	3,694	2,819	4,208	3,687	4,030
Other consumer	1,995	2,260	2,166	1,880	2,025
Total consumer	31,877	27,503	37,205	33,908	26,444
Total accruing loans 30-89 days past due	$34,952	$48,448	$61,825	$47,422	$40,008
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2024 was the Moody's baseline scenario from May 2024, which was reviewed against the June 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at June 30, 2024 and December 31, 2023 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Allowance for loan losses
Balance at beginning of period	$351,094	$312,720	$356,006	$351,094	$345,795	$338,750	$326,432
Provision for loan losses	48,000	40,500	21,000	27,000	21,000	25,500	23,500
Charge offs	(47,308)	(20,356)	(23,290)	(24,018)	(17,878)	(20,535)	(14,855)
Recoveries	4,058	5,886	2,127	1,930	2,177	2,079	3,674
Net (charge offs) recoveries	(43,251)	(14,470)	(21,163)	(22,088)	(15,701)	(18,455)	(11,181)
Balance at end of period	$355,844	$338,750	$355,844	$356,006	$351,094	$345,795	$338,750
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$38,776	$31,776	$34,776	$34,776	$38,276	$39,776
Provision for unfunded commitments	(1,000)	(500)	2,000	(3,000)	—	(3,500)	(1,500)
Balance at end of period	$33,776	$38,276	$33,776	$31,776	$34,776	$34,776	$38,276
Allowance for credit losses on loans	$389,620	$377,027	$389,620	$387,782	$385,870	$380,571	$377,027
Provision for credit losses on loans	47,000	40,000	23,000	24,000	21,000	22,000	22,000
Net loan (charge offs) recoveries
Commercial and industrial	$(32,314)	$(12,936)	$(13,676)	$(18,638)	$(13,178)	$(16,558)	$(11,177)
Commercial real estate — owner occupied	4	6	1	2	(22)	2	3
Commercial and business lending	(32,310)	(12,930)	(13,674)	(18,636)	(13,200)	(16,556)	(11,174)
Commercial real estate — investor	(4,569)	2,276	(4,569)	—	216	272	2,276
Real estate construction	58	—	28	30	38	18	(18)
Commercial real estate lending	(4,511)	2,275	(4,541)	30	253	290	2,257
Total commercial	(36,821)	(10,655)	(18,216)	(18,606)	(12,947)	(16,266)	(8,917)
Residential mortgage	(351)	(336)	(289)	(62)	(53)	(22)	(283)
Auto finance	(3,574)	(2,004)	(1,480)	(2,094)	(1,436)	(1,269)	(1,048)
Home equity	449	524	238	211	185	128	183
Other consumer	(2,954)	(1,998)	(1,417)	(1,537)	(1,450)	(1,027)	(1,117)
Total consumer	(6,429)	(3,815)	(2,947)	(3,482)	(2,754)	(2,189)	(2,264)
Total net (charge offs) recoveries	$(43,251)	$(14,470)	$(21,163)	$(22,088)	$(15,701)	$(18,455)	$(11,181)
Ratios
Allowance for credit losses on loans to total loans			1.32%	1.31%	1.32%	1.26%	1.26%
Allowance for credit losses on loans to net charge offs (annualized)	4.5x	12.9x	4.6x	4.4x	6.2x	5.2x	8.4x
Loan evaluation method for ACLL
Individually evaluated for impairment			$16,882	$25,335	$15,492	$11,033	$12,268
Collectively evaluated for impairment			372,738	362,447	370,378	369,538	364,759
Total ACLL			$389,620	$387,782	$385,870	$380,571	$377,027
Loan balance
Individually evaluated for impairment			$70,763	$92,960	$62,712	$86,195	$58,109
Collectively evaluated for impairment			29,547,508	29,401,303	29,153,505	30,106,993	29,790,795
Total loan balance			$29,618,271	$29,494,263	$29,216,218	$30,193,187	$29,848,904
N/M = Not Meaningful

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Net loan (charge offs) recoveries
Commercial and industrial	(66)	(27)	(55)	(77)	(54)	(66)	(46)
Commercial real estate — owner occupied	—	—	—	—	(1)	—	—
Commercial and business lending	(60)	(24)	(50)	(69)	(48)	(60)	(41)
Commercial real estate — investor	(18)	9	(37)	—	2	2	18
Real estate construction	1	—	—	1	1	—	—
Commercial real estate lending	(12)	6	(25)	—	1	2	12
Total commercial	(41)	(12)	(40)	(41)	(28)	(35)	(20)
Residential mortgage	(1)	(1)	(1)	—	—	—	(1)
Auto finance	(29)	(26)	(24)	(35)	(27)	(27)	(25)
Home equity	16	17	15	14	12	8	12
Other consumer	(226)	(144)	(221)	(232)	(208)	(148)	(163)
Total consumer	(12)	(7)	(10)	(13)	(9)	(7)	(8)
Total net (charge offs) recoveries	(30)	(10)	(29)	(30)	(21)	(25)	(15)
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $402 million, or 1%, from December 31, 2023, and decreased $231 million, or 1%, from June 30, 2023. The increase from December 31, 2023 was primarily due to growth in auto finance and commercial and business lending, partially offset by a decrease in CRE - investor lending. The decrease from June 30, 2023 was driven by decreases in residential mortgage lending resulting from the Corporation's strategic initiatives and CRE - investor lending, partially offset by growth in auto finance and real estate construction lending. See also Note 6 Loans of the notes to consolidated financial statements for additional information on loans.
•Total nonaccrual loans increased $5 million, or 4%, from December 31, 2023, and increased $23 million, or 18%, from June 30, 2023. The increase from December 31, 2023 was driven by an increase in nonaccrual loans within CRE - investor lending, partially offset by a decrease within commercial and industrial lending. The increase from June 30, 2023 was primarily due to increases in nonaccrual loans within CRE - investor, residential mortgage, and auto finance lending, partially offset by a decrease in commercial and industrial lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs increased $29 million from June 30, 2023, primarily driven by an increase in net charge offs within commercial and industrial lending and CRE - investor lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at June 30, 2024.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Jun 30, 2024		Mar 31, 2024		Dec 31, 2023		Sep 30, 2023		Jun 30, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,815,045	18%	$6,254,135	19%	$6,119,956	18%	$6,422,994	20%	$6,565,666	21%
Savings	5,157,103	16%	5,124,639	15%	4,835,701	14%	4,836,735	15%	4,777,415	15%
Interest-bearing demand	8,284,017	25%	8,747,127	26%	8,843,967	26%	7,528,154	23%	7,037,959	22%
Money market	6,294,895	19%	6,721,674	20%	6,330,453	19%	7,268,506	23%	7,521,930	23%
Brokered CDs	4,061,578	12%	3,931,230	12%	4,447,479	13%	3,351,399	10%	3,818,325	12%
Other time deposits	3,078,401	9%	2,934,352	9%	2,868,494	9%	2,715,538	8%	2,293,114	7%
Total deposits	$32,691,039	100%	$33,713,158	100%	$33,446,049	100%	$32,123,326	100%	$32,014,409	100%
Other customer funding(a)	89,524		90,536		106,620		151,644		170,873
Total deposits and other customer funding	$32,780,564		$33,803,694		$33,552,669		$32,274,971		$32,185,282
Network transaction deposits(b)	$1,502,919		$1,792,820		$1,566,139		$1,649,389		$1,600,619
Net deposits and other customer funding(c)	27,216,066		28,079,644		27,539,051		27,274,183		26,766,338
Time deposits of more than $250,000	546,586		543,469		522,626		533,853		465,446
(a) Includes repurchase agreements and commercial paper.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.
•Total deposits, which are the Corporation's largest source of funds, decreased $755 million, or 2%, from December 31, 2023, and increased $677 million, or 2%, from June 30, 2023. The decrease was largely driven by decreases in interest-bearing demand, brokered CDs, and noninterest-bearing demand, partially offset by increases in savings and other time deposits, while the increase was driven by interest-bearing demand, other time deposits, and savings, partially offset by decreases in money market and noninterest-bearing demand.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 21.9% of total deposits at June 30, 2024, compared to 22.7% at December 31, 2023 and 22.1% at June 30, 2023.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2024, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of June 30, 2024, the Bank had $5.2 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2024, the Bank had $2.3 billion available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which there was none outstanding as of June 30, 2024.

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
The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits:
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Federal Reserve Bank balance	$482,362	$419,554	$421,848	$314,287	$178,983
Available FHLB Chicago capacity	5,184,341	7,035,768	5,985,385	5,377,628	5,148,360
Available Federal Reserve Bank discount window capacity	2,336,073	1,438,992	1,433,655	1,335,938	1,635,140
Available BTFP capacity	—	—	522,465	618,829	633,817
Funding available within one business day(a)	8,002,776	8,894,314	8,363,353	7,646,682	7,596,300
Available federal funds lines	1,676,000	1,670,000	1,550,000	2,518,000	2,623,000
Available brokered deposits capacity(b)	679,089	446,513	138,512	1,240,488	761,301
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$11,357,865	$12,010,827	$11,051,865	$12,405,170	$11,980,601
Uninsured and uncollateralized deposits	$7,174,369	$7,710,911	$7,586,047	$7,269,248	$7,081,826
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	112%	115%	110%	105%	107%
Coverage ratio of uninsured and uncollateralized deposits with total funding	158%	156%	146%	171%	169%
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
For the six months ended June 30, 2024, net cash provided by operating and financing activities was $268 million and $422 million, respectively, while net cash used in investing activities was $655 million, for a net increase in cash and cash equivalents of $35 million since year-end 2023. At June 30, 2024, assets of $41.6 billion increased $608 million, or 1%, from year-end 2023, primarily due to loan growth and increases in AFS securities. On the funding side, deposits of $32.7 billion decreased $755 million, or 2%, from year-end 2023, short-term funding increased $533 million, or 163%, and FHLB advances increased $733 million, or 38%.
For the six months ended June 30, 2023, net cash provided by operating and financing activities was $179 million and $1.6 billion, respectively, while net cash used in investing activities was $1.8 billion, for a net increase in cash and cash equivalents of $8 million since year-end 2022. At June 30, 2023, assets of $41.2 billion increased $1.8 billion, or 5%, from year-end 2022, primarily due to loan growth and increases in AFS securities. On the funding side, deposits of $32.0 billion increased $2.4 billion, or 8%, from year-end 2022, FHLB advances decreased $689 million, or 16%, and other long-term funding increased $286 million, or 115%, the latter due to the issuance of subordinated debt.

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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at June 30, 2024.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first six months of 2024.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Jun 30, 2024		Dec 31, 2023
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.6%	1.6%	1.9%	2.2%
200 bp increase in interest rates	3.2%	3.1%	3.8%	4.3%
100 bp decrease in interest rates	(1.0)%	(1.0)%	(1.3)%	(1.5)%
200 bp decrease in interest rates	(2.1)%	(2.0)%	(2.6)%	(3.1)%
At June 30, 2024, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Jun 30, 2024	Dec 31, 2023
Instantaneous Rate Change
100 bp increase in interest rates	(10.5)%	(10.1)%
200 bp increase in interest rates	(21.0)%	(20.1)%
100 bp decrease in interest rates	9.9%	9.7%
200 bp decrease in interest rates	18.8%	18.5%

Since MVE measures the discounted present value of cash flows over the estimated lives of instruments, the change in MVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, MVE does not take into account factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, and changes in product spreads that could mitigate the adverse impact of changes in interest rates. The MVE measures in the 100 bp and 200 bp increase in interest rates scenarios are both outside of policy limits, which have been reported to the Corporation's Board.
The above EAR and MVE measures do not include all actions that management may undertake to manage this risk in response to anticipated changes in interest rates.
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2024, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$6,985,669	$138,311	$15,993	$5	$7,139,979
Short-term funding	8	859,539	—	—	—	859,539
FHLB advances	8	1,869,206	604,944	197,931	965	2,673,046
Other long-term funding	8	249,080	181	69	286,782	536,113
Operating leases	16	5,557	10,219	7,384	5,514	28,675
Total		$9,969,052	$753,656	$221,377	$293,267	$11,237,353
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At June 30, 2024, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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

Table 18 Capital Ratios

	YTD		Quarter Ended
($ in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Risk-based capital(a)
CET1			$3,172,298	$3,088,613	$3,074,938	$3,197,445	$3,143,131
Tier 1 capital			3,366,410	3,282,725	3,269,050	3,391,557	3,337,243
Total capital			4,042,812	3,957,879	3,997,205	4,103,998	4,051,096
Total risk-weighted assets			32,767,830	32,753,344	32,732,710	33,497,484	33,143,953
Modified CECL transitional amount			22,425	22,425	44,851	44,851	44,851
CET1 capital ratio			9.68%	9.43%	9.39%	9.55%	9.48%
Tier 1 capital ratio			10.27%	10.02%	9.99%	10.12%	10.07%
Total capital ratio			12.34%	12.08%	12.21%	12.25%	12.22%
Tier 1 leverage ratio			8.37%	8.24%	8.06%	8.42%	8.40%
Selected equity and performance ratios
Total stockholders’ equity / total assets			10.19%	10.13%	10.18%	9.91%	10.00%
Dividend payout ratio(b)	34.65%	34.15%	29.33%	42.31%	N/M	39.62%	37.50%
Return on average assets	0.97%	0.96%	1.13%	0.80%	(0.87)%	0.80%	0.86%
Annualized noninterest expense / average assets	1.93%	1.90%	1.92%	1.95%	2.30%	1.90%	1.89%
N/M = Not Meaningful
(a) The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards for the Corporation. The Corporation follows Basel III, subject to certain transition provisions. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor, and compare the quality and composition of the Corporations capital with the capital of other financial services companies.
(b) Ratio is based upon basic earnings per common share.
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2024.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
($ in thousands)	Jun 30, 2024	Jun 30, 2023	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets			7.18%	7.08%	7.11%	6.88%	6.94%
Return on average equity	9.48%	9.38%	11.16%	7.81%	(8.74)%	7.99%	8.47%
Return on average tangible common equity	13.78%	13.79%	16.25%	11.31%	(13.13)%	11.67%	12.38%
Return on average CET1	12.42%	12.11%	14.54%	10.27%	(11.85)%	10.08%	10.88%
Return on average tangible assets	1.01%	1.00%	1.18%	0.84%	(0.88)%	0.84%	0.90%
Average stockholders' equity / average assets	10.20%	10.22%	10.14%	10.26%	9.97%	10.06%	10.18%
Tangible common equity reconciliation(a)
Common equity			$4,048,225	$3,974,561	$3,979,861	$3,933,531	$3,928,762
Goodwill and other intangible assets, net			(1,141,058)	(1,143,261)	(1,145,464)	(1,147,666)	(1,149,869)
Tangible common equity			$2,907,167	$2,831,300	$2,834,398	$2,785,865	$2,778,893
Tangible assets reconciliation(a)
Total assets			$41,623,908	$41,137,084	$41,015,855	$41,637,381	$41,219,473
Goodwill and other intangible assets, net			(1,141,058)	(1,143,261)	(1,145,464)	(1,147,666)	(1,149,869)
Tangible assets			$40,482,850	$39,993,824	$39,870,392	$40,489,715	$40,069,604
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$3,979,681	$3,901,605	$3,972,092	$3,987,269	$3,926,452	$3,937,940	$3,934,949
Goodwill and other intangible assets, net	(1,143,478)	(1,152,100)	(1,142,368)	(1,144,588)	(1,146,677)	(1,148,951)	(1,151,039)
Tangible common equity	2,836,203	2,749,505	2,829,725	2,842,681	2,779,775	2,788,989	2,783,910
Modified CECL transitional amount	22,425	44,851	22,425	22,425	44,851	44,851	44,851
Accumulated other comprehensive loss	214,850	255,205	241,634	188,067	286,402	302,043	251,624
Deferred tax assets, net	18,404	27,934	24,506	12,303	26,580	27,694	27,714
Average CET1	$3,091,883	$3,077,495	$3,118,290	$3,065,475	$3,137,608	$3,163,577	$3,108,099
Average tangible assets reconciliation(a)
Total assets	$40,932,710	$40,085,316	$41,100,606	$40,769,206	$41,330,703	$41,075,980	$40,558,311
Goodwill and other intangible assets, net	(1,143,478)	(1,152,100)	(1,142,368)	(1,144,588)	(1,146,677)	(1,148,951)	(1,151,039)
Tangible assets	$39,789,232	$38,933,216	$39,958,238	$39,624,617	$40,184,026	$39,927,029	$39,407,273
Adjusted net income reconciliation(b)
Net income	$196,742	$190,514	$115,573	$81,169	$(90,806)	$83,248	$87,154
Other intangible amortization, net of tax	3,304	3,304	1,652	1,652	1,652	1,652	1,652
Adjusted net income	$200,046	$193,818	$117,225	$82,821	$(89,154)	$84,900	$88,806
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$190,992	$184,764	$112,698	$78,294	$(93,681)	$80,373	$84,279
Other intangible amortization, net of tax	3,304	3,304	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity	$194,296	$188,068	$114,350	$79,946	$(92,029)	$82,025	$85,931
End of period core customer deposits reconciliation
Total deposits			$32,691,039	$33,713,158	$33,446,049	$32,123,326	$32,014,409
Network transaction deposits			(1,502,919)	(1,792,820)	(1,566,139)	(1,649,389)	(1,600,619)
Brokered CDs			(4,061,578)	(3,931,230)	(4,447,479)	(3,351,399)	(3,818,325)
Core customer deposits			$27,126,542	$27,989,108	$27,432,431	$27,122,539	$26,595,465
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	61.27%	57.26%	61.51%	61.03%	132.01%	60.06%	58.49%
Fully tax-equivalent adjustment	(0.71)%	(0.82)%	(0.71)%	(0.71)%	(3.29)%	(0.89)%	(0.85)%
Other intangible amortization	(0.69)%	(0.67)%	(0.68)%	(0.69)%	(1.21)%	(0.69)%	(0.68)%
Fully tax-equivalent efficiency ratio	59.88%	55.78%	60.12%	59.63%	127.54%	58.50%	56.96%
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

Sequential Quarter Results
The Corporation reported net income of $116 million for the second quarter of 2024, compared to net income of $81 million for the first quarter of 2024, the increase primarily due to an income tax benefit booked during the second quarter of 2024. Net income available to common equity was $113 million for the second quarter of 2024, or $0.75 for basic earnings per common share and $0.74 for diluted earnings per common share. Comparatively, net income available to common equity for the first quarter of 2024 was $78 million, or $0.52 for both basic and diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2024 was $260 million, $1 million lower than the first quarter of 2024. The net interest margin in the second quarter of 2024 was down 4 bp to 2.75%. Average earning assets increased $401 million, or 1%, to $38.0 billion in the second quarter of 2024. Average loans increased $211 million, or 1%, primarily driven by growth within the commercial and business lending and auto finance portfolios. On the funding side, average total interest-bearing deposits decreased $468 million, or 2%, driven by decreases in time deposits, interest-bearing demand deposits and money market deposits, partially offset by an increase in savings account balances. Average FHLB advances increased $892 million, or 58%, largely due to the decrease in average deposits (see Table 2).
The provision for credit losses was $23 million for the second quarter of 2024 and $24 million for the first quarter of 2024 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2024 was $65 million, effectively flat with the first quarter of 2024 (see Table 3).
Noninterest expense for the second quarter of 2024 was $196 million, down $2 million, or 1%, from the first quarter of 2024, driven primarily by the FDIC special assessment in the first quarter of 2024, partially offset by increases in personnel, other, and business development and advertising expense (see Table 4).
For the second quarter of 2024, the Corporation recognized an income tax benefit of $13 million, compared to income tax expense of $20 million for the first quarter of 2024. See section Income Taxes for a more detailed discussion.
Comparable Quarter Results
The Corporation reported net income of $116 million for the second quarter of 2024, compared to net income of $87 million for the second quarter of 2023, the increase primarily due to an income tax benefit booked during the second quarter of 2024. Net income available to common equity was $113 million for the second quarter of 2024, or $0.75 for basic earnings per common share and $0.74 for diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2023 was $84 million, or $0.56 for both basic and diluted earnings per share (see Table 1).
Fully tax-equivalent net interest income for the second quarter of 2024 was $260 million, $2 million, or 1%, lower than the second quarter of 2023. The net interest margin between the comparable quarters was down 5 bp, to 2.75% in the second quarter of 2024. The decreases in net interest income and net interest margin were due to interest-bearing liability costs rising at a faster rate of growth than earning asset revenues as a result of deposit funding pressures. Average earning assets increased $428 million, or 1%, to $38.0 billion in the second quarter of 2024. Average loans increased $141 million, primarily driven by growth within auto finance and commercial lending, partially offset by a decrease in residential mortgage lending. On the funding side, average interest-bearing deposits increased $2.3 billion, or 9%, from the second quarter of 2023, due to increases in nearly all deposit categories, partially offset by a decrease in money market deposits. Average short and long-term funding decreased $896 million, or 19%, primarily driven by lower FHLB advances (see Table 2).
The provision for credit losses was $23 million for the second quarter of 2024, compared to a provision of $22 million for the second quarter of 2023 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2024 was $65 million, down approximately $384,000, or 1%, compared to the second quarter of 2023 (see Table 3).
Noninterest expense for the second quarter of 2024 was $196 million, up $5 million, or 3%, from the second quarter of 2023, driven primarily by increases in personnel and technology expense, partially offset by decreases in FDIC assessment and other expense (see Table 4).
The Corporation recognized an income tax benefit of $13 million for the second quarter of 2024, compared to an income tax expense of $24 million for the second quarter of 2023. See section Income Taxes for a more detailed discussion.

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
Table 20 Selected Segment Financial Data

	Three Months Ended Jun 30,			Six Months Ended Jun 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Corporate and Commercial Specialty
Total revenue	$187,089	$172,282	9%	$370,707	$343,143	8%
Provision for credit losses	16,492	13,674	21%	31,920	27,456	16%
Noninterest expense	65,394	61,137	7%	131,744	123,256	7%
Income tax expense	17,765	17,086	4%	38,846	34,811	12%
Net income	87,438	80,385	9%	168,196	157,619	7%
Average earning assets	17,788,957	17,444,251	2%	17,716,259	17,276,106	3%
Average loans	17,780,167	17,426,931	2%	17,709,291	17,259,706	3%
Average deposits	8,612,694	8,792,906	(2)%	8,963,242	9,240,323	(3)%
Average allocated capital (Average CET1)(a)	1,726,461	1,713,009	1%	1,718,844	1,708,729	1%
Return on average allocated capital(a)	20.37%	18.82%	155 bp	19.68%	18.60%	108 bp
Community, Consumer, and Business
Total revenue	$218,559	$208,554	5%	$431,404	$402,863	7%
Provision for credit losses	5,591	7,328	(24)%	12,416	14,086	(12)%
Noninterest expense	107,565	108,928	(1)%	218,055	220,663	(1)%
Income tax expense	22,134	19,383	14%	42,196	35,304	20%
Net income	83,268	72,915	14%	158,737	132,810	20%
Average earning assets	11,246,835	11,492,005	(2)%	11,208,078	11,373,558	(1)%
Average loans	11,246,835	11,492,005	(2)%	11,208,078	11,373,558	(1)%
Average deposits	18,319,348	18,065,314	1%	18,205,626	18,093,436	1%
Average allocated capital (Average CET1)(a)	744,217	732,066	2%	740,353	721,842	3%
Return on average allocated capital(a)	45.00%	39.95%	N/M	43.12%	37.10%	N/M
Risk Management and Shared Services
Total revenue	$(83,896)	$(57,376)	46%	$(157,515)	$(86,463)	82%
Provision for credit losses	925	1,097	(16)%	2,672	(1,471)	N/M
Noninterest expense	22,902	20,609	11%	43,719	34,167	28%
Income tax (benefit)	(52,589)	(12,935)	N/M	(73,716)	(19,243)	N/M
Net (loss)	(55,133)	(66,146)	(17)%	(130,191)	(99,916)	30%
Average earning assets	8,961,646	8,632,734	4%	8,872,497	8,427,968	5%
Average loans	552,561	519,361	6%	556,925	510,431	9%
Average deposits	5,697,363	4,422,915	29%	5,779,362	3,243,256	78%
Average allocated capital (Average CET1)(a)	647,612	663,024	(2)%	632,686	646,925	(2)%
Return on average allocated capital(a)	(36.03)%	(41.75)%	N/M	(43.21)%	(32.94)%	N/M
Consolidated Total
Total revenue	$321,752	$323,460	(1)%	$644,595	$659,543	(2)%
Return on average allocated capital(a)	14.54%	10.88%	N/M	12.42%	12.11%	31 bp
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

•Total revenue increased $15 million from the three months ended June 30, 2023, and increased $28 million from the six months ended June 30, 2023, primarily attributable to higher loan volumes and interest rates driving net interest income higher.
•Noninterest expense increased $4 million from the three months ended June 30, 2023, and increased $8 million from the six months ended June 30, 2023, primarily due to higher personnel costs.
•Average loans increased $353 million from the three months ended June 30, 2023, and increased $450 million from the six months ended June 30, 2023, primarily driven by growth in commercial and business lending, residential mortgage lending, and CRE lending.
•Average deposits decreased $180 million from the three months ended June 30, 2023, and decreased $277 million from the six months ended June 30, 2023, driven by decreases in noninterest-bearing demand deposits and money market deposits, partially offset by an increase in interest-bearing demand deposits.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Total revenue increased $10 million from the three months ended June 30, 2023, and increased $29 million from the six months ended June 30, 2023, primarily attributable to receiving net FTP credit for providing funding for the Corporation and higher interest rates.
•Average loans decreased $245 million from the three months ended June 30, 2023, and decreased $165 million from the six months ended June 30, 2023, driven by a decrease in residential mortgage lending, partially offset by an increase in auto finance lending.
•Average deposits increased $254 million from the three months ended June 30, 2023, and increased $112 million from the six months ended June 30, 2023, driven by increases in time deposits and savings deposits, partially offset by decreases in noninterest-bearing demand deposits and money market deposits.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Total revenue decreased $27 million from the three months ended June 30, 2023, and decreased $71 million from the six months ended June 30, 2023, primarily driven by increased interest expense.
•Provision for credit losses increased $4 million from the six months ended June 30, 2023, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest expense increased $10 million from the six months ended June 30, 2023, driven by higher personnel expense and the FDIC special assessment.
•Average earning assets increased $329 million from the three months ended June 30, 2023, and increased $445 million from the six months ended June 30, 2023, primarily driven by higher balances of AFS investment securities in the portfolio.
•Average deposits increased $1.3 billion from the three months ended June 30, 2023, and increased $2.5 billion from the six months ended June 30, 2023, primarily driven by increases in brokered CDs and network deposits, partially offset by a decrease in money market deposits.
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
Recent Developments
On July 30, 2024, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.22 per common share, payable on September 16, 2024 to shareholders of record at the close of business on September 3, 2024. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on September 16, 2024 to shareholders of record at the close of business on September 3, 2024. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on September 16, 2024 to shareholders of record at the close of business on September 3, 2024.

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
As of June 30, 2024, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2024.
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
During the second quarter of 2024, the Corporation repurchased $1 million of common stock, all of which were repurchases related to tax withholding on equity compensation with no open market repurchases during the quarter. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2024 - April 30, 2024	41,236	$21.53	—
May 1, 2024 - May 31, 2024	3,223	22.32	—
June 1, 2024 - June 30, 2024	6,311	20.36	—
Total	50,770	$21.43	—	2,901,020
(a) During the second quarter of 2024, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2021 authorization.
(b) At June 30, 2024, there remained $61 million authorized to be repurchased under the Board of Directors' 2021 $100 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on June 30, 2024.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended June 30, 2024, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: July 30, 2024	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: July 30, 2024	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: July 30, 2024	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer