Form 10-Q
period 2024-09-30
ASSOCIATED BANC-CORP
filed 2024-10-29
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2024

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 25, 2024 was 151,255,013.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Net Asset Value measured at fair value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees

Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
ROCET1	Return on Common Equity Tier 1
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Sep 30, 2024	Dec 31, 2023
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$554,631	$484,384
Interest-bearing deposits in other financial institutions	408,101	425,089
Federal funds sold and securities purchased under agreements to resell	4,310	14,350
AFS investment securities, at fair value	4,152,527	3,600,892
HTM investment securities, net, at amortized cost	3,769,150	3,860,160
Equity securities	23,158	41,651
FHLB and Federal Reserve Bank stocks, at cost	178,168	229,171
Residential loans held for sale	67,219	33,011
Commercial loans held for sale	11,833	90,303
Loans	29,990,897	29,216,218
Allowance for loan losses	(361,765)	(351,094)
Loans, net	29,629,131	28,865,124
Tax credit and other investments	265,385	258,067
Premises and equipment, net	373,816	372,978
Bank and corporate owned life insurance	686,704	682,649
Goodwill	1,104,992	1,104,992
Other intangible assets, net	33,863	40,471
Mortgage servicing rights, net	81,977	84,390
Interest receivable	167,777	169,569
Other assets	698,073	658,604
Total assets	$42,210,815	$41,015,855
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,857,421	$6,119,956
Interest-bearing deposits	27,696,877	27,326,093
Total deposits	33,554,298	33,446,049
Short-term funding	917,028	326,780
FHLB advances	1,913,294	1,940,194
Other long-term funding	844,342	541,269
Allowance for unfunded commitments	35,776	34,776
Accrued expenses and other liabilities	532,842	552,814
Total liabilities	$37,797,579	$36,841,882
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,752	$1,752
Surplus	1,714,055	1,714,822
Retained earnings	3,122,307	2,946,805
Accumulated other comprehensive (loss)	(111,748)	(171,096)
Treasury stock, at cost	(507,241)	(512,421)
Total common equity	4,219,125	3,979,861
Total stockholders’ equity	4,413,236	4,173,973
Total liabilities and stockholders’ equity	$42,210,815	$41,015,855
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	175,216,409	175,216,409
Common shares outstanding	151,212,711	151,036,674
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(In thousands, except per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans	$465,728	$447,912	$1,376,988	$1,262,538
Interest and dividends on investment securities
Taxable	51,229	38,210	148,055	104,197
Tax-exempt	14,660	15,941	44,103	47,960
Other interest	8,701	6,575	24,834	17,990
Total interest income	540,318	508,637	1,593,980	1,432,685
Interest expense
Interest on deposits	231,623	193,131	678,916	464,749
Interest on federal funds purchased and securities sold under agreements to repurchase	3,385	3,100	8,551	8,504
Interest on other short-term funding	6,144	—	16,929	1
Interest on FHLB advances	24,799	48,143	80,612	147,365
Interest on long-term funding	11,858	10,019	32,012	25,895
Total interest expense	277,809	254,394	817,021	646,514
Net interest income	262,509	254,244	776,960	786,171
Provision for credit losses	20,991	21,943	68,000	62,014
Net interest income after provision for credit losses	241,518	232,301	708,960	724,157
Noninterest income
Wealth management fees	24,144	20,828	68,466	61,499
Service charges and deposit account fees	13,708	12,864	38,410	38,230
Card-based fees	11,731	11,510	34,973	33,492
Other fee-based revenue	5,057	4,509	14,316	13,249
Capital markets, net	4,317	5,368	13,052	15,544
Mortgage banking, net	2,132	6,501	7,299	17,814
Bank and corporate owned life insurance	4,001	2,047	11,156	6,882
Asset (losses) gains, net	(474)	625	(1,407)	590
Investment securities gains (losses), net	100	(11)	4,047	55
Other	2,504	2,339	7,054	6,841
Total noninterest income	67,221	66,579	197,365	194,195
Noninterest expense
Personnel	121,036	117,159	362,012	347,669
Technology	27,217	26,172	80,579	73,990
Occupancy	13,536	14,125	40,297	42,775
Business development and advertising	6,683	7,100	20,735	20,054
Equipment	4,653	5,016	13,702	14,921
Legal and professional	5,639	4,461	14,740	13,149
Loan and foreclosure costs	2,748	2,049	6,519	4,822
FDIC assessment	8,223	9,150	29,300	25,575
Other intangible amortization	2,203	2,203	6,608	6,608
Other	8,659	8,771	19,622	24,726
Total noninterest expense	200,597	196,205	594,115	574,291
Income before income taxes	108,142	102,674	312,211	344,061
Income tax expense	20,124	19,426	27,451	70,299
Net income	88,018	83,248	284,760	273,762
Preferred stock dividends	2,875	2,875	8,625	8,625
Net income available to common equity	$85,143	$80,373	$276,135	$265,137
Earnings per common share
Basic	$0.56	$0.53	$1.83	$1.76
Diluted	$0.56	$0.53	$1.82	$1.75
Average common shares outstanding
Basic	150,247	150,035	149,993	149,929
Diluted	151,492	151,014	151,244	150,971
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Net income	$88,018	$83,248	$284,760	$273,762
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	90,858	(56,924)	49,844	(69,512)
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,147	2,327	6,329	6,883
Reclassification adjustment for net losses realized in net income	—	—	197	—
Income tax (expense) benefit	(23,198)	13,928	(14,060)	15,879
Other comprehensive income (loss) on AFS securities	69,807	(40,669)	42,309	(46,751)
Cash flow hedge derivatives
Net unrealized gains (losses)	25,609	(13,592)	(639)	(33,976)
Reclassification adjustment for net losses realized in net income	4,705	4,516	14,297	9,097
Income tax benefit	7,405	2,315	5,213	5,488
Other comprehensive income (loss) on cash flow hedge derivatives	37,718	(6,762)	18,871	(19,391)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(73)	(81)	(217)	(244)
Amortization of actuarial (gain) loss	(7)	(7)	(21)	15
Income tax benefit (expense)	20	23	(1,594)	31
Other comprehensive (loss) on pension and postretirement obligations	(60)	(66)	(1,832)	(198)
Total other comprehensive income (loss)	107,466	(47,497)	59,348	(66,340)
Comprehensive income	$195,483	$35,751	$344,108	$207,422
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2023	$194,112	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	81,169	—	—	81,169
Other comprehensive (loss)	—	—	—	—	(38,785)	—	(38,785)
Comprehensive income							42,384
Common stock issued:
Stock-based compensation plans, net	—	—	(13,839)	—	—	17,749	3,910
Purchase of treasury stock, open market purchases	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(4,572)	(4,572)
Cash dividends:
Common stock, $0.22 per share	—	—	—	(33,527)	—	—	(33,527)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,669	—	—	—	7,669
Balance, March 31, 2024	$194,112	$1,752	$1,708,652	$2,991,571	$(209,881)	$(517,533)	$4,168,673

Comprehensive income:
Net income	—	—	—	115,573	—	—	115,573
Other comprehensive (loss)	—	—	—	—	(9,333)	—	(9,333)
Comprehensive income							106,241
Common stock issued:
Stock-based compensation plans, net	—	—	(1,704)	—	—	2,230	526
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(1,088)	(1,088)
Cash dividends:
Common stock, $0.22 per share	—	—	—	(33,507)	—	—	(33,507)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	4,368	—	—	—	4,368
Balance, June 30, 2024	$194,112	$1,752	$1,711,316	$3,070,762	$(219,214)	$(516,391)	$4,242,337

Comprehensive income:
Net income	—	—	—	88,018	—	—	88,018
Other comprehensive income	—	—	—	—	107,466	—	107,466
Comprehensive income							195,483
Common stock issued:
Stock-based compensation plans, net	—	—	(652)	—	—	9,498	8,845
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(347)	(347)
Cash dividends:
Common stock, $0.22 per share	—	—	—	(33,599)	—	—	(33,599)
Preferred stock(a)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,392	—	—	—	3,392
Balance, September 30, 2024	$194,112	$1,752	$1,714,055	$3,122,307	$(111,748)	$(507,241)	$4,413,236
Numbers may not sum due to rounding.
(a) Series E, $0.3671875 per share and Series F, $0.3515625 per share.

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
Numbers may not sum due to rounding.
(a) Series E, $0.3671875 per share and Series F, $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
($ in thousands)	2024	2023
Cash flows from operating activities
Net income	$284,760	$273,762
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	68,000	62,014
Depreciation and amortization	36,414	34,703
Change in MSRs valuation	959	(14,658)
Amortization of other intangible assets	6,608	6,608
Amortization and accretion on earning assets, funding, and other, net	30,998	27,394
Net amortization of tax credit investments	26,307	25,830
(Gains) on sales of investment securities, net	(3,857)	—
Asset losses (gains), net	1,407	(590)
Loss on mortgage banking activities, net	2,284	2,154
Mortgage loans originated and acquired for sale	(450,532)	(283,469)
Proceeds from sales of mortgage loans held for sale	415,840	254,619
Changes in certain assets and liabilities:
Decrease (increase) in interest receivable	1,792	(26,670)
Increase in interest payable	19,507	69,461
Increase (decrease) in expense payable	332	(22,632)
(Decrease) increase in net derivative position	(61,615)	3,721
Net change in other assets and other liabilities	(6,084)	(34,137)
Net cash provided by operating activities	373,120	378,110
Cash flows from investing activities
Net (increase) in loans	(795,057)	(1,436,901)
Purchases of:
AFS securities	(1,177,627)	(1,109,501)
HTM securities	—	(41,524)
FHLB and Federal Reserve Bank stocks and equity securities	(122,205)	(114,985)
Proceeds from:
Sales of AFS securities	9,472	—
Sale of FHLB and Federal Reserve Bank stocks and equity securities	196,049	131,272
Prepayments, calls, and maturities of AFS securities	660,732	288,313
Prepayments, calls, and maturities of HTM securities	92,402	101,847
Sales, prepayments, calls, and maturities of other assets	12,759	20,224
Premises, equipment, and software	(31,702)	(43,541)
Net change in tax credit and alternative investments	(17,856)	(19,615)
Net cash (used in) investing activities	(1,173,035)	(2,224,411)
Cash flows from financing activities
Net increase in deposits	108,249	2,487,225
Net increase (decrease) in short-term funding	590,248	(154,292)
Net (decrease) in short-term FHLB advances	(35,000)	(580,000)
Repayment of long-term FHLB advances	(727)	(568)
Proceeds from long-term FHLB advances	2,656	1,369
Proceeds from issuance of long-term funding	298,800	292,740
Payment of debt issuance costs	(751)	—
(Repayment) of finance lease principal	(66)	(64)
Proceeds from issuance of common stock for stock-based compensation plans	13,281	2,362
Purchase of treasury stock, open market purchases	(18,289)	—
Purchase of treasury stock, stock-based compensation plans	(6,007)	(6,507)
Cash dividends on common stock	(100,633)	(96,005)
Cash dividends on preferred stock	(8,625)	(8,625)
Net cash provided by financing activities	843,134	1,937,635
Net increase in cash and cash equivalents	43,219	91,334
Cash and cash equivalents at beginning of period	923,823	621,455
Cash and cash equivalents at end of period(a)	$967,042	$712,789
Numbers may not sum due to rounding.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
($ in thousands)	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$796,621	$576,221
Cash paid for income and franchise taxes	6,963	68,382
Loans and bank premises transferred to OREO	12,586	5,917
Capitalized mortgage servicing rights	4,458	2,477
Loans transferred (from) into held for sale (into) from portfolio, net	(74,737)	6,833
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	(10,369)	18,652
Fair value adjustments on foreign currency exchange forwards	1,899	3,308
Fair value adjustments on cash flow hedges	18,871	(19,391)

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
Note 1 Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position, results of operations and comprehensive income, changes in stockholders’ equity, and cash flows of the Corporation for the periods presented, and all such adjustments are of a normal recurring nature. The consolidated financial statements include the accounts of all subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.
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

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Fiscal year 2024 and interim periods beginning in 1st quarter 2025	The Corporation does not expect the update to have a significant impact on the consolidated financial statements, other than enhanced disclosures.
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.	Fiscal year 2025	The Corporation is currently evaluating the impact on its disclosures.
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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Net income	$88,018	$83,248	$284,760	$273,762
Preferred stock dividends	(2,875)	(2,875)	(8,625)	(8,625)
Net income available to common equity	85,143	80,373	276,135	265,137
Common shareholder dividends	(33,413)	(31,806)	(100,131)	(95,417)
Unvested share-based payment awards	(185)	(190)	(502)	(588)
Undistributed earnings	$51,544	$48,377	$175,502	$169,132
Undistributed earnings allocated to common shareholders	$51,255	$48,090	$174,511	$168,136
Undistributed earnings allocated to unvested share-based payment awards	289	287	991	996
Undistributed earnings	$51,544	$48,377	$175,502	$169,132
Basic
Distributed earnings to common shareholders	$33,413	$31,806	$100,131	$95,417
Undistributed earnings allocated to common shareholders	51,255	48,090	174,511	168,136
Total common shareholders earnings, basic	$84,669	$79,896	$274,642	$263,553
Diluted
Distributed earnings to common shareholders	$33,413	$31,806	$100,131	$95,417
Undistributed earnings allocated to common shareholders	51,255	48,090	174,511	168,136
Total common shareholders earnings, diluted	$84,669	$79,896	$274,642	$263,553
Weighted average common shares outstanding	150,247	150,035	149,993	149,929
Effect of dilutive common stock awards	1,244	980	1,251	1,042
Diluted weighted average common shares outstanding	151,492	151,014	151,244	150,971
Basic earnings per common share	$0.56	$0.53	$1.83	$1.76
Diluted earnings per common share	$0.56	$0.53	$1.82	$1.75

Excluded from the earnings per common share calculations were 2 million and 4 million anti-dilutive common stock options for the three months ended September 30, 2024 and 2023, respectively, and 2 million and 3 million anti-dilutive common stock options were excluded from the earnings per common share calculations for the nine months ended September 30, 2024 and 2023, respectively.
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
A summary of the Corporation’s stock option activity for the nine months ended September 30, 2024 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	3,792	$21.25	4.26 years	$5,834
Exercised	679	18.76
Forfeited or expired	49	24.81
Outstanding at September 30, 2024	3,064	$21.75	3.46 years	$4,197
Options Exercisable at September 30, 2024	3,064	$21.75	3.46 years	$4,197
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2024, the intrinsic value of stock options exercised was $3 million, compared to approximately $272,000 for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the total fair value of stock options vested was approximately $489,000 compared to approximately $955,000 for the nine months ended September 30, 2023.
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
The following table summarizes information about the Corporation’s restricted stock awards activity for the nine months ended September 30, 2024:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,349	$21.20
Granted	823	20.78
Vested	774	23.72
Forfeited	60	21.94
Outstanding at September 30, 2024	2,338	$21.26
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2023 and 2024 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2023 and 2024 will generally vest ratably over a period of four years. Expense for restricted stock awards of $16 million was recorded for the nine months ended September 30, 2024, compared to $14 million for the nine months ended September 30, 2023. Included in compensation expense for the first nine months of 2024 was $4 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $21 million of unrecognized compensation costs related to restricted stock awards at September 30, 2024 that are expected to be recognized over the remaining requisite service periods that extend predominately through the first quarter of 2028.
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
Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at September 30, 2024 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,987	$—	$(3,039)	$36,948
Obligations of state and political subdivisions (municipal securities)	82,845	11	(1,766)	81,089
Residential mortgage-related securities:
FNMA/FHLMC	1,201,968	990	(117,544)	1,085,414
GNMA	2,634,634	30,367	(1,441)	2,663,560
Commercial mortgage-related securities:
FNMA/FHLMC	18,423	—	(388)	18,035
GNMA	156,873	—	(5,256)	151,617
Asset backed securities:
FFELP	113,139	132	(922)	112,350
SBA	540	—	(24)	516
Other debt securities	3,000	—	(3)	2,997
Total AFS investment securities	$4,251,409	$31,500	$(130,382)	$4,152,527
HTM investment securities
U.S. Treasury securities	$1,000	$—	$(10)	$990
Obligations of state and political subdivisions (municipal securities)	1,664,740	4,596	(128,987)	1,540,348
Residential mortgage-related securities:
FNMA/FHLMC	900,743	24,025	(145,885)	778,883
GNMA	45,180	143	(2,344)	42,979
Private-label	329,349	8,519	(55,765)	282,103
Commercial mortgage-related securities:
FNMA/FHLMC	775,209	11,142	(126,498)	659,852
GNMA	53,005	258	(5,643)	47,620
Total HTM investment securities	$3,769,224	$48,682	$(465,131)	$3,352,775

The amortized cost and fair values of AFS and HTM securities at December 31, 2023 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,984	$—	$(4,083)	$35,902
Obligations of state and political subdivisions (municipal securities)	94,008	23	(2,214)	91,817
Residential mortgage-related securities:
FNMA/FHLMC	1,274,052	294	(153,552)	1,120,794
GNMA	2,021,242	24,254	(2,822)	2,042,675
Commercial mortgage-related securities:
FNMA/FHLMC	18,691	—	(1,755)	16,937
GNMA	161,928	—	(7,135)	154,793
Asset backed securities:
FFELP	135,832	5	(1,862)	133,975
SBA	1,077	2	(28)	1,051
Other debt securities	3,000	—	(50)	2,950
Total AFS investment securities	$3,749,814	$24,579	$(173,501)	$3,600,892
HTM investment securities
U.S. Treasury securities	$999	$—	$(36)	$963
Obligations of state and political subdivisions (municipal securities)	1,682,473	5,638	(134,053)	1,554,059
Residential mortgage-related securities:
FNMA/FHLMC	941,973	27,007	(164,587)	804,393
GNMA	48,979	92	(2,901)	46,170
Private-label	345,083	9,796	(65,372)	289,507
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	12,699	(160,781)	632,914
GNMA	59,733	386	(7,500)	52,619
Total HTM investment securities	$3,860,235	$55,619	$(535,230)	$3,380,624
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at September 30, 2024, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$997	$11,435	$11,360
Due after one year through five years	54,051	50,642	58,464	58,594
Due after five years through ten years	44,549	43,392	179,171	175,603
Due after ten years	26,231	26,004	1,416,669	1,295,781
Total debt securities	125,832	121,034	1,665,740	1,541,338
Residential mortgage-related securities:
FNMA/FHLMC	1,201,968	1,085,414	900,743	778,883
GNMA	2,634,634	2,663,560	45,180	42,979
Private-label	—	—	329,349	282,103
Commercial mortgage-related securities:
FNMA/FHLMC	18,423	18,035	775,209	659,852
GNMA	156,873	151,617	53,005	47,620
Asset backed securities:
FFELP	113,139	112,350	—	—
SBA	540	516	—	—
Total investment securities	$4,251,409	$4,152,527	$3,769,224	$3,352,775
Ratio of fair value to amortized cost		97.7%		89.0%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at September 30, 2024:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	772,689	884,498	5,492	2,060	1,664,740
Residential mortgage-related securities:
FNMA/FHLMC	900,743	—	—	—	900,743
GNMA	45,180	—	—	—	45,180
Private-label	329,349	—	—	—	329,349
Commercial mortgage-related securities:
FNMA/FHLMC	775,209	—	—	—	775,209
GNMA	53,005	—	—	—	53,005
Total HTM securities	$2,877,174	$884,498	$5,492	$2,060	$3,769,224
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2023:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	760,329	915,303	5,687	1,155	1,682,473
Residential mortgage-related securities:
FNMA/FHLMC	941,973	—	—	—	941,973
GNMA	48,979	—	—	—	48,979
Private-label	345,083	—	—	—	345,083
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	—	—	—	780,995
GNMA	59,733	—	—	—	59,733
Total HTM securities	$2,938,090	$915,303	$5,687	$1,155	$3,860,235
The following table summarizes gross realized gains and losses on AFS securities, the gain on sale and net write-up of equity securities, and proceeds from the sale of AFS investment securities for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Gross realized (losses) on AFS securities	$—	$—	$(197)	$—
Gain on sale and net write-up (down) of equity securities	100	(11)	4,243	55
Investment securities gains, net	$100	$(11)	$4,047	$55
Proceeds from sales of AFS investment securities	$—	$—	$9,472	$—
During the first quarter of 2024, the Corporation sold its remaining Visa Class B restricted shares at a gain of $4 million.
Investment securities with a carrying value of $1.4 billion and $1.6 billion at September 30, 2024 and December 31, 2023, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $16 million and $18 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on AFS securities totaled $17 million and $15 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The allowance for credit losses on HTM securities was approximately $75,000 at both September 30, 2024 and December 31, 2023, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2024:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	—	$—	$—	1	$(3,039)	$36,948	$(3,039)	$36,948
Obligations of state and political subdivisions (municipal securities)	18	(35)	8,205	112	(1,731)	66,172	(1,766)	74,377
Residential mortgage-related securities:
FNMA/FHLMC	4	(22)	6,211	82	(117,522)	1,026,799	(117,544)	1,033,011
GNMA	2	(36)	20,744	10	(1,405)	41,066	(1,441)	61,811
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(388)	18,035	(388)	18,035
GNMA	—	—	—	31	(5,256)	151,617	(5,256)	151,617
Asset backed securities:
FFELP	—	—	—	12	(922)	65,319	(922)	65,319
SBA	—	—	—	4	(24)	498	(24)	498
Other debt securities	—	—	—	1	(3)	997	(3)	997
Total	24	$(93)	$35,160	254	$(130,289)	$1,407,452	$(130,382)	$1,442,613
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(10)	$990	$(10)	$990
Obligations of state and political subdivisions (municipal securities)	83	(517)	111,498	642	(128,470)	887,316	(128,987)	998,814
Residential mortgage-related securities:
FNMA/FHLMC	1	(1)	100	108	(145,884)	769,122	(145,885)	769,223
GNMA	—	—	—	79	(2,344)	33,584	(2,344)	33,584
Private-label	—	—	—	18	(55,765)	282,103	(55,765)	282,103
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	43	(126,498)	632,665	(126,498)	632,665
GNMA	—	—	—	13	(5,643)	47,620	(5,643)	47,620
Total	84	$(518)	$111,598	904	$(464,613)	$2,653,401	$(465,131)	$2,765,000

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at September 30, 2024 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of September 30, 2024, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $90 million and $143 million at September 30, 2024 and December 31, 2023, respectively. The Corporation had Federal Reserve Bank stock of $88 million and $87 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on FHLB stock totaled $2 million and $4 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable on Federal Reserve Bank Stock totaled approximately $855,000 at September 30, 2024 and there was none at December 31, 2023. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $11 million and $7 million at September 30, 2024 and December 31, 2023, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $13 million and $35 million at September 30, 2024 and December 31, 2023, respectively. During the first quarter of 2024, the Corporation sold all of its remaining Visa Class B restricted shares.
Note 6 Loans
The period end loan composition was as follows:

($ in thousands)	Sep 30, 2024	Dec 31, 2023
Commercial and industrial	$10,258,899	$9,731,555
Commercial real estate — owner occupied	1,120,849	1,061,700
Commercial and business lending	11,379,748	10,793,255
Commercial real estate — investor	5,070,635	5,124,245
Real estate construction	2,114,300	2,271,398
Commercial real estate lending	7,184,934	7,395,644
Total commercial	18,564,683	18,188,898
Residential mortgage	7,803,083	7,864,891
Auto finance	2,708,946	2,256,162
Home equity	651,379	628,526
Other consumer	262,806	277,740
Total consumer	11,426,214	11,027,319
Total loans	$29,990,897	$29,216,218
Accrued interest receivable on loans totaled $132 million at both September 30, 2024 and December 31, 2023, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received is reversed against interest income when a loan is placed on nonaccrual. The amount of accrued interest reversed was approximately $180,000 for the three months ended September 30, 2024 and $2 million for the nine months ended September 30, 2024, compared to approximately $347,000 and $1 million for the three and nine months ended September 30, 2023, respectively.

The following table presents loans by credit quality indicator by origination year at September 30, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$574	$1,899,076	$1,655,577	$1,577,257	$2,578,620	$1,225,619	$307,575	$623,877	$9,867,600
Special mention	—	47,171	2,605	13,700	7,814	24,638	636	131	96,696
Substandard	926	57,680	66,904	15,304	30,444	106,210	3,529	163	280,234
Nonaccrual	3,608	112	2,569	1,853	8,835	1,000	—	—	14,369
Commercial and industrial	$5,107	$2,004,038	$1,727,655	$1,608,114	$2,625,714	$1,357,467	$311,740	$624,172	$10,258,899
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$15,435	$154,476	$190,452	$176,083	$227,232	$114,950	$199,980	$1,078,609
Special mention	—	—	—	—	—	1,439	—	—	1,439
Substandard	—	1,051	3,013	13,451	1,625	4,762	4,813	2,801	31,516
Nonaccrual	—	—	7,784	1,501	—	—	—	—	9,285
Commercial real estate - owner occupied	$—	$16,486	$165,272	$205,405	$177,708	$233,433	$119,763	$202,781	$1,120,849
Commercial and business lending:
Risk rating:
Pass	$574	$1,914,511	$1,810,053	$1,767,709	$2,754,703	$1,452,850	$422,525	$823,857	$10,946,209
Special mention	—	47,171	2,605	13,700	7,814	26,078	636	131	98,135
Substandard	926	58,730	69,916	28,756	32,069	110,972	8,342	2,964	311,750
Nonaccrual	3,608	112	10,353	3,354	8,835	1,000	—	—	23,654
Commercial and business lending	$5,107	$2,020,524	$1,892,928	$1,813,519	$2,803,422	$1,590,900	$431,503	$826,952	$11,379,748
Commercial real estate - investor:
Risk rating:
Pass	$—	$126,415	$892,694	$878,160	$1,245,948	$832,555	$346,208	$430,094	$4,752,074
Special mention	—	—	43,089	6,865	1,453	12,347	4,485	8,664	76,903
Substandard	—	—	63,652	40,111	87,955	18,395	—	12,632	222,745
Nonaccrual	—	—	18,913	—	—	—	—	—	18,913
Commercial real estate - investor	$—	$126,415	$1,018,348	$925,136	$1,335,356	$863,297	$350,693	$451,390	$5,070,635
Real estate construction:
Risk rating:
Pass	$—	$28,533	$153,630	$437,777	$1,018,975	$249,924	$25,245	$7,831	$1,921,914
Special mention	—	—	19,002	—	32,080	—	—	16	51,098
Substandard	—	—	11,158	—	58,690	71,424	—	—	141,273
Nonaccrual	—	—	—	—	—	—	—	15	15
Real estate construction	$—	$28,533	$183,790	$437,777	$1,109,745	$321,348	$25,245	$7,862	$2,114,300
Commercial real estate lending:
Risk rating:
Pass	$—	$154,948	$1,046,323	$1,315,936	$2,264,923	$1,082,478	$371,453	$437,925	$6,673,987
Special mention	—	—	62,091	6,865	33,533	12,347	4,485	8,679	128,001
Substandard	—	—	74,810	40,111	146,645	89,820	—	12,632	364,018
Nonaccrual	—	—	18,913	—	—	—	—	15	18,928
Commercial real estate lending	$—	$154,948	$1,202,138	$1,362,912	$2,445,101	$1,184,645	$375,938	$459,252	$7,184,934
Total commercial:
Risk rating:
Pass	$574	$2,069,460	$2,856,377	$3,083,645	$5,019,626	$2,535,329	$793,978	$1,261,782	$17,620,197
Special mention	—	47,171	64,696	20,565	41,348	38,425	5,121	8,810	226,136
Substandard	926	58,730	144,727	68,867	178,714	200,791	8,342	15,597	675,768
Nonaccrual	3,608	112	29,265	3,354	8,835	1,000	—	15	42,582
Total commercial	$5,107	$2,175,473	$3,095,065	$3,176,431	$5,248,523	$2,775,545	$807,441	$1,286,204	$18,564,683

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2024	2023	2022	2021	2020	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$105,940	$476,946	$1,662,813	$2,022,819	$1,334,633	$2,118,612	$7,721,764
Special mention	—	—	—	—	38	—	—	115	153
Substandard	—	—	598	10,147	91	—	—	193	11,029
Nonaccrual	—	—	1,841	2,166	11,179	9,672	8,332	36,948	70,138
Residential mortgage	$—	$—	$108,379	$489,260	$1,674,120	$2,032,491	$1,342,965	$2,155,869	$7,803,083
Auto finance:
Risk rating:
Pass	$—	$—	$975,499	$946,876	$722,152	$55,145	$82	$138	$2,699,892
Special mention	—	—	183	519	812	85	—	—	1,598
Nonaccrual	—	—	360	1,915	4,677	503	—	—	7,456
Auto finance	$—	$—	$976,042	$949,310	$727,641	$55,733	$82	$138	$2,708,946
Home equity:
Risk rating:
Pass	$7,142	$553,676	$724	$1,730	$26,429	$5,250	$1,944	$52,717	$642,471
Special mention	234	53	—	—	—	21	83	483	639
Substandard	—	—	—	7	—	—	—	32	38
Nonaccrual	1,105	209	19	114	827	271	194	6,598	8,231
Home equity	$8,481	$553,938	$743	$1,851	$27,256	$5,542	$2,221	$59,829	$651,379
Other consumer:
Risk rating:
Pass	$71	$192,905	$8,779	$3,964	$2,081	$999	$537	$51,039	$260,303
Special mention	—	812	—	17	5	5	—	1	840
Substandard	—	1,593	—	—	—	—	—	—	1,593
Nonaccrual	—	44	—	8	12	4	1	2	70
Other consumer	$71	$195,353	$8,779	$3,989	$2,097	$1,007	$538	$51,042	$262,806
Total consumer:
Risk rating:
Pass	$7,213	$746,580	$1,090,942	$1,429,516	$2,413,475	$2,084,213	$1,337,197	$2,222,505	$11,324,429
Special mention	234	865	183	536	854	111	83	599	3,231
Substandard	—	1,593	598	10,154	91	—	—	225	12,660
Nonaccrual	1,105	253	2,220	4,203	16,694	10,450	8,526	43,548	85,894
Total consumer	$8,552	$749,291	$1,093,943	$1,444,409	$2,431,114	$2,094,773	$1,345,806	$2,266,877	$11,426,214
Total loans:
Risk rating:
Pass	$7,786	$2,816,040	$3,947,319	$4,513,161	$7,433,101	$4,619,542	$2,131,175	$3,484,288	$28,944,626
Special mention	234	48,036	64,879	21,101	42,202	38,536	5,204	9,409	229,367
Substandard	926	60,323	145,325	79,020	178,805	200,791	8,342	15,821	688,428
Nonaccrual	4,713	365	31,486	7,557	25,529	11,450	8,526	43,563	128,476
Total loans	$13,659	$2,924,763	$4,189,009	$4,620,840	$7,679,638	$4,870,319	$2,153,247	$3,553,082	$29,990,897
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2023:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$1,380	$1,693,249	$1,736,617	$2,877,173	$1,824,362	$398,046	$383,695	$449,006	$9,362,149
Special mention	—	21,779	4,017	46,610	8,525	3,529	—	25,341	109,801
Substandard	804	81,924	10,515	39,748	47,279	17,732	94	291	197,582
Nonaccrual	6,414	—	13,317	14,188	33,891	627	—	—	62,022
Commercial and industrial	$8,598	$1,796,951	$1,764,466	$2,977,719	$1,914,057	$419,934	$383,789	$474,638	$9,731,555
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$15,393	$204,039	$188,003	$239,218	$136,535	$135,730	$92,339	$1,011,259
Special mention	—	271	—	—	6,150	2,635	—	1,293	10,349
Substandard	—	292	14,735	2,791	6,416	8,537	3,086	2,841	38,699
Nonaccrual	—	—	1,394	—	—	—	—	—	1,394
Commercial real estate - owner occupied	$—	$15,957	$220,168	$190,794	$251,783	$147,708	$138,816	$96,473	$1,061,700
Commercial and business lending:
Risk rating:
Pass	$1,380	$1,708,642	$1,940,657	$3,065,177	$2,063,580	$534,581	$519,426	$541,345	$10,373,408
Special mention	—	22,050	4,017	46,610	14,675	6,164	—	26,634	120,150
Substandard	804	82,216	25,250	42,539	53,695	26,269	3,180	3,132	236,281
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	—	63,416
Commercial and business lending	$8,598	$1,812,909	$1,984,635	$3,168,514	$2,165,840	$567,642	$522,606	$571,111	$10,793,255
Commercial real estate - investor:
Risk rating:
Pass	$—	$155,109	$1,263,866	$1,247,434	$1,080,425	$471,371	$358,996	$239,230	$4,816,433
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Commercial real estate - investor	$—	$155,611	$1,374,116	$1,342,492	$1,121,633	$472,355	$388,768	$269,269	$5,124,245
Real estate construction:
Risk rating:
Pass	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,954	$2,271,392
Nonaccrual	—	—	—	—	—	—	—	6	6
Real estate construction	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,960	$2,271,398
Commercial real estate lending:
Risk rating:
Pass	$—	$178,416	$1,686,143	$2,424,042	$1,628,250	$559,052	$364,737	$247,184	$7,087,824
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Nonaccrual	—	—	—	—	—	—	—	6	6
Commercial real estate lending	$—	$178,918	$1,796,393	$2,519,100	$1,669,458	$560,035	$394,508	$277,230	$7,395,644

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Total commercial:
Risk rating:
Pass	$1,380	$1,887,058	$3,626,800	$5,489,219	$3,691,830	$1,093,633	$884,162	$788,529	$17,461,232
Special mention	—	22,552	8,265	72,084	40,882	6,164	29,772	32,648	212,368
Substandard	804	82,216	131,253	112,123	68,695	27,253	3,180	27,157	451,876
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	6	63,422
Total commercial	$8,598	$1,991,827	$3,781,028	$5,687,614	$3,835,298	$1,127,677	$917,114	$848,341	$18,188,898
Residential mortgage:
Risk rating:
Pass	$—	$—	$352,321	$1,617,409	$2,110,577	$1,414,186	$647,778	$1,650,542	$7,792,813
Special mention	—	—	—	—	—	—	95	57	152
Substandard	—	—	490	93	—	—	174	26	784
Nonaccrual	—	—	1,425	9,567	9,259	10,397	6,628	33,865	71,142
Residential mortgage	$—	$—	$354,236	$1,627,070	$2,119,836	$1,424,583	$654,675	$1,684,490	$7,864,891
Auto finance:
Risk rating:
Pass	$—	$—	$1,218,820	$952,839	$75,209	$163	$456	$132	$2,247,618
Special mention	—	—	619	1,850	205	—	—	—	2,674
Substandard	—	—	—	73	—	—	—	—	73
Nonaccrual	—	—	1,032	4,332	430	—	3	—	5,797
Auto finance	$—	$—	$1,220,471	$959,094	$75,844	$163	$458	$132	$2,256,162
Home equity:
Risk rating:
Pass	$8,703	$521,000	$1,678	$29,863	$6,084	$2,327	$4,891	$53,350	$619,192
Special mention	179	200	—	87	—	29	15	378	708
Substandard	10	75	10	—	—	—	33	—	118
Nonaccrual	1,302	160	29	495	132	144	368	7,180	8,508
Home equity	$10,195	$521,434	$1,717	$30,445	$6,217	$2,500	$5,308	$60,907	$628,526
Other consumer:
Risk rating:
Pass	$121	$196,632	$6,419	$3,732	$2,658	$1,127	$460	$64,121	$275,149
Special mention	26	843	9	—	3	20	—	6	881
Substandard	—	1,582	—	—	—	—	—	—	1,582
Nonaccrual	27	71	10	1	6	2	8	29	128
Other consumer	$174	$199,129	$6,438	$3,733	$2,668	$1,149	$468	$64,156	$277,740
Total consumer:
Risk rating:
Pass	$8,824	$717,632	$1,579,238	$2,603,843	$2,194,529	$1,417,802	$653,584	$1,768,145	$10,934,773
Special mention	205	1,043	628	1,936	208	49	110	441	4,416
Substandard	10	1,656	500	166	—	—	207	26	2,556
Nonaccrual	1,330	231	2,496	14,396	9,827	10,544	7,007	41,073	85,574
Total consumer	$10,369	$720,563	$1,582,862	$2,620,341	$2,204,564	$1,428,395	$660,909	$1,809,685	$11,027,319
Total loans:
Risk rating:
Pass	$10,204	$2,604,690	$5,206,038	$8,093,062	$5,886,359	$2,511,435	$1,537,747	$2,556,674	$28,396,005
Special mention	205	23,595	8,893	74,020	41,091	6,213	29,882	33,089	216,784
Substandard	814	83,872	131,753	112,289	68,695	27,253	3,387	27,183	454,432
Nonaccrual	7,744	231	17,206	28,584	43,718	11,170	7,007	41,080	148,997
Total loans	$18,966	$2,712,389	$5,363,890	$8,307,956	$6,039,862	$2,556,071	$1,578,023	$2,658,026	$29,216,218
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the nine months ended September 30, 2024:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$3,079	$128	$10,595	$8,162	$22,929	$3	$—	$44,896
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	3,079	128	10,595	8,162	22,929	3	3	44,899
Commercial real estate-investor	—	—	1	—	4,569	—	—	4,570
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	1	—	4,569	—	—	4,570
Total commercial	3,079	128	10,596	8,162	27,498	3	3	49,469
Residential mortgage	—	—	171	94	42	112	283	703
Auto finance	—	129	2,235	4,393	433	—	—	7,189
Home equity	93	—	—	9	19	10	37	168
Other consumer	4,829	20	50	63	68	41	46	5,116
Total consumer	4,922	149	2,456	4,558	562	163	366	13,176
Total gross charge offs	$8,001	$277	$13,052	$12,720	$28,060	$166	$369	$62,645
The following table presents gross charge offs by origination year for the year ended December 31, 2023:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$4,130	$717	$9,594	$25,270	$5,958	$—	$18	$45,687
Commercial real estate-owner occupied	—	—	—	—	—	25	—	25
Commercial and business lending	4,130	717	9,594	25,270	5,958	25	18	45,713
Commercial real estate-investor	—	—	—	—	—	—	252	252
Real estate construction	—	—	—	—	—	—	25	25
Commercial real estate lending	—	—	—	—	—	—	277	277
Total commercial	4,130	717	9,594	25,270	5,958	25	295	45,989
Residential mortgage	—	2	32	42	148	5	723	952
Auto finance	—	795	4,524	626	—	5	—	5,950
Home equity	53	21	3	31	—	22	294	424
Other consumer	4,884	—	72	124	131	72	170	5,453
Total consumer	4,937	818	4,630	823	279	105	1,187	12,779
Total gross charge offs	$9,068	$1,535	$14,224	$26,093	$6,237	$130	$1,482	$58,768
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

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $24 million at September 30, 2024 and $16 million at December 31, 2023.
The following table presents loans by past due status at September 30, 2024:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$10,242,844	$950	$262	$474	$14,369	$10,258,899
Commercial real estate - owner occupied	1,109,355	2,209	—	—	9,285	1,120,849
Commercial and business lending	11,352,200	3,159	262	474	23,654	11,379,748
Commercial real estate - investor	5,036,091	10,746	—	4,885	18,913	5,070,635
Real estate construction	2,114,197	72	16	—	15	2,114,300
Commercial real estate lending	7,150,288	10,818	16	4,885	18,928	7,184,934
Total commercial	18,502,488	13,977	278	5,359	42,582	18,564,683
Residential mortgage	7,719,316	13,477	153	—	70,138	7,803,083
Auto finance	2,686,032	13,860	1,598	—	7,456	2,708,946
Home equity	640,002	2,507	639	—	8,231	651,379
Other consumer	258,824	1,265	898	1,748	70	262,806
Total consumer	11,304,174	31,109	3,288	1,748	85,894	11,426,214
Total loans	$29,806,662	$45,086	$3,566	$7,107	$128,476	$29,990,897
(a) Of the total nonaccrual loans, $64 million, or 50%, were current with respect to payment at September 30, 2024.
(b) No interest income was recognized on nonaccrual loans for the three and nine months ended September 30, 2024. In addition, there were $16 million of nonaccrual loans for which there was no related ACLL at September 30, 2024.

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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted during the three and nine months ended September 30, 2024 and September 30, 2023. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at September 30, 2024.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Commercial and industrial	$179	$97	$364	$234
Auto	29	113	40	169
Home equity	—	—	—	77
Other consumer	622	568	1,425	1,243
Total loans modified	$830	$779	$1,828	$1,724

	Term Extension
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Residential mortgage	$—	$—	$—	$208
Home equity	—	—	—	26
Total loans modified	$—	$—	$—	$234

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Residential mortgage	$1,215	$315	$1,994	$830
Home equity	163	97	192	262
Total loans modified	$1,379	$412	$2,186	$1,092
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans as of September 30, 2024 and September 30, 2023:

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Loan Type	2024	2023	2024	2023
Commercial and industrial	(19)%	(20)%	(18)%	(18)%
Residential mortgage	2%	1%	2%	1%
Auto	(8)%	(5)%	(8)%	(4)%
Home equity	(3)%	—%	(3)%	—%
Other consumer	(21)%	(21)%	(21)%	(21)%
Weighted average of total loans modified	(7)%	(12)%	(8)%	(10)%
(a) Due to market conditions, some interest rate concessions on floating rate loans may involve an increase in rate that was lower in comparison to the rate of increase for floating rate loans not modified.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Loan Type	2024	2023	2024	2023
Residential mortgage	105 months	102 months	116 months	66 months
Home equity	64 months	55 months	64 months	93 months
Weighted average of total loans modified	100 months	92 months	111 months	72 months
(a) During the three months ended September 30, 2024 and September 30, 2023, term extensions changed the weighted average term on modified loans from 273 to 373 months and 123 to 215 months, respectively. During the nine months ended September 30, 2024 and September 30, 2023, term extensions changed the weighted average term on modified loans from 272 to 383 months and 192 to 264 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended September 30, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due
Commercial and industrial	$424	$—
Residential mortgage	1,462	568
Auto	22	21
Home equity	235	33
Other consumer	1,642	—
Total loans modified	$3,783	$622

The following table depicts the performance of loans that have been modified in the nine months ended September 30, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$234	$—	$—
Residential mortgage	704	126	208
Auto	169	—	—
Home equity	280	—	85
Other consumer	1,243	—	—
Total loans modified	$2,631	$126	$293
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months and subsequently had a payment default during the nine months ended September 30, 2024:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Auto	$8	$—	$—
Home equity	—	—	132
Total loans modified	$8	$—	$132
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous nine months and subsequently had a payment default during the nine months ended September 30, 2023:

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
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for September 30, 2024 was the Moody's baseline scenario from August 2024, which was reviewed against the September 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the nine months ended September 30, 2024:

($ in thousands)	Dec 31, 2023	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Sep 30, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(44,896)	$1,933	$(42,963)	$33,104	$118,404
Commercial real estate — owner occupied	10,610	(3)	6	4	1,099	11,713
Commercial and business lending	138,873	(44,899)	1,939	(42,959)	34,202	130,116
Commercial real estate — investor	67,858	(4,570)	—	(4,570)	14,776	78,064
Real estate construction	53,554	—	60	60	8,287	61,901
Commercial real estate lending	121,412	(4,570)	60	(4,509)	23,063	139,965
Total commercial	260,285	(49,469)	2,000	(47,469)	57,265	270,081
Residential mortgage	37,808	(703)	192	(510)	(2,366)	34,931
Auto finance	24,961	(7,189)	2,335	(4,855)	7,914	28,020
Home equity	15,403	(168)	1,041	873	(197)	16,079
Other consumer	12,638	(5,116)	748	(4,368)	4,384	12,653
Total consumer	90,809	(13,176)	4,316	(8,860)	9,735	91,684
Total loans	$351,094	$(62,645)	$6,316	$(56,329)	$67,000	$361,765
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$452	$13,771
Commercial real estate — owner occupied	149	—	—	—	(62)	87
Commercial and business lending	13,468	—	—	—	390	13,858
Commercial real estate — investor	480	—	—	—	199	679
Real estate construction	17,024	—	—	—	211	17,235
Commercial real estate lending	17,504	—	—	—	410	17,914
Total commercial	30,972	—	—	—	800	31,772
Home equity	2,629	—	—	—	(81)	2,548
Other consumer	1,174	—	—	—	282	1,456
Total consumer	3,803	—	—	—	200	4,004
Total loans	$34,776	$—	$—	$—	$1,000	$35,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(44,896)	$1,933	$(42,963)	$33,556	$132,175	1.29%
Commercial real estate — owner occupied	10,759	(3)	6	4	1,036	11,799	1.05%
Commercial and business lending	152,341	(44,899)	1,939	(42,959)	34,592	143,974	1.27%
Commercial real estate — investor	68,338	(4,570)	—	(4,570)	14,975	78,743	1.55%
Real estate construction	70,578	—	60	60	8,497	79,136	3.74%
Commercial real estate lending	138,916	(4,570)	60	(4,509)	23,472	157,879	2.20%
Total commercial	291,257	(49,469)	2,000	(47,469)	58,065	301,853	1.63%
Residential mortgage	37,808	(703)	192	(510)	(2,366)	34,931	0.45%
Auto finance	24,961	(7,189)	2,335	(4,855)	7,914	28,020	1.03%
Home equity	18,032	(168)	1,041	873	(278)	18,627	2.86%
Other consumer	13,812	(5,116)	748	(4,368)	4,665	14,109	5.37%
Total consumer	94,613	(13,176)	4,316	(8,860)	9,935	95,688	0.84%
Total loans	$385,870	$(62,645)	$6,316	$(56,329)	$68,000	$397,541	1.33%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2023:

($ in thousands)	Dec 31, 2022	Charge offs	Recoveries	Net Charge offs	Provision for credit losses	Dec 31, 2023	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$119,076	$(45,687)	$3,015	$(42,672)	$51,859	$128,263
Commercial real estate — owner occupied	9,475	(25)	11	(15)	1,150	10,610
Commercial and business lending	128,551	(45,713)	3,026	(42,687)	53,009	138,873
Commercial real estate — investor	54,398	(252)	3,016	2,763	10,697	67,858
Real estate construction	45,589	(25)	80	55	7,910	53,554
Commercial real estate lending	99,986	(277)	3,095	2,819	18,607	121,412
Total commercial	228,538	(45,989)	6,121	(39,868)	71,616	260,285
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961
Home equity	14,875	(424)	1,262	837	(310)	15,403
Other consumer	11,390	(5,453)	978	(4,475)	5,723	12,638
Total consumer	84,182	(12,779)	4,021	(8,758)	15,384	90,809
Total loans	$312,720	$(58,768)	$10,142	$(48,626)	$87,000	$351,094
Allowance for unfunded commitments
Commercial and industrial	$12,997	$—	$—	$—	$321	$13,319
Commercial real estate — owner occupied	103	—	—	—	46	149
Commercial and business lending	13,101	—	—	—	367	13,468
Commercial real estate — investor	710	—	—	—	(230)	480
Real estate construction	20,583	—	—	—	(3,558)	17,024
Commercial real estate lending	21,292	—	—	—	(3,788)	17,504
Total commercial	34,393	—	—	—	(3,421)	30,972
Home equity	2,699	—	—	—	(70)	2,629
Other consumer	1,683	—	—	—	(509)	1,174
Total consumer	4,382	—	—	—	(579)	3,803
Total loans	$38,776	$—	$—	$—	$(4,000)	$34,776
Allowance for credit losses on loans
Commercial and industrial	$132,073	$(45,687)	$3,015	$(42,672)	$52,181	$141,582	1.45%
Commercial real estate — owner occupied	9,579	(25)	11	(15)	1,195	10,759	1.01%
Commercial and business lending	141,652	(45,713)	3,026	(42,687)	53,376	152,341	1.41%
Commercial real estate — investor	55,108	(252)	3,016	2,763	10,467	68,338	1.33%
Real estate construction	66,171	(25)	80	55	4,351	70,578	3.11%
Commercial real estate lending	121,279	(277)	3,095	2,819	14,819	138,916	1.88%
Total commercial	262,931	(45,989)	6,121	(39,868)	68,195	291,257	1.60%
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808	0.48%
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961	1.11%
Home equity	17,574	(424)	1,262	837	(380)	18,032	2.87%
Other consumer	13,073	(5,453)	978	(4,475)	5,214	13,812	4.97%
Total consumer	88,565	(12,779)	4,021	(8,758)	14,805	94,613	0.86%
Total loans	$351,496	$(58,768)	$10,142	$(48,626)	$83,000	$385,870	1.32%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2024, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2024 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2023 or the first nine months of 2024.

The Corporation had goodwill of $1.1 billion at both September 30, 2024 and December 31, 2023.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

($ in thousands)	Nine Months Ended Sep 30, 2024	Year Ended Dec 31, 2023
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(54,246)	(47,638)
Net book value	$33,863	$40,471
Amortization during the period	$6,608	$8,811
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method for the nine months ended September 30, 2024 and the year ended December 31, 2023 is as follows:

($ in thousands)	Nine Months Ended Sep 30, 2024	Year Ended Dec 31, 2023
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$84,390	$77,351
Additions	4,458	3,564
Decay	(5,913)	(7,185)
Valuation:
Change in fair value model assumptions	—	8,881
Changes in fair value of asset	(959)	1,778
Mortgage servicing rights at end of period	$81,977	$84,390
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)(a)	$6,302,408	$7,364,492
Mortgage servicing rights to servicing portfolio(a)	1.30%	1.15%
(a) During the fourth quarter of 2023, the Corporation transferred $969 million of residential mortgages into held for sale and subsequently sold them for $844 million. After sale, the servicing was retained for a short period until full servicing was transferred to the purchaser in January 2024.
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2024. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Three months ended December 31, 2024	$2,203	$2,458
2025	8,811	11,983
2026	8,811	11,479
2027	8,811	10,478
2028	3,485	9,379
2029	1,681	8,224
Beyond 2029	61	27,975
Total estimated amortization expense and MSRs decay	$33,863	$81,977

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	Sep 30, 2024	Dec 31, 2023
Short-term funding
Federal funds purchased	$306,040	$220,160
Securities sold under agreements to repurchase	110,988	106,620
Federal funds purchased and securities sold under agreements to repurchase	417,028	326,780
BTFP funding	500,000	—
Total short-term funding	$917,028	$326,780
Long-term funding
Corporation senior notes, at par	$300,000	$—
Corporation subordinated notes, at par	550,000	550,000
Discount and capitalized costs	(8,807)	(7,748)
Subordinated debt fair value hedge(a)	2,832	(1,366)
Finance leases	317	383
Total long-term funding	$844,342	$541,269
Total short and long-term funding, excluding FHLB advances	$1,761,370	$868,049
FHLB advances
Short-term FHLB advances	$705,000	$740,000
Long-term FHLB advances	1,211,835	1,209,907
FHLB advances fair value hedge(a)	(3,541)	(9,713)
Total FHLB advances	$1,913,294	$1,940,194

Total short and long-term funding	$3,674,663	$2,808,243
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At September 30, 2024, the Corporation had pledged securities valued at 174% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets as of September 30, 2024 and December 31, 2023 are presented in the following table:

	Overnight and Continuous
($ in thousands)	Sep 30, 2024	Dec 31, 2023
Repurchase agreements
Agency mortgage-related securities	$110,988	$106,620
Long-Term Funding
Senior Notes
In August 2024, the Corporation issued $300 million in aggregate principal amount of 6.455% Fixed Rate / Floating Rate Senior Notes Due August 29, 2030. During the period from, and including, August 29, 2024, to, but excluding, August 29, 2029, the senior notes will have a fixed coupon interest rate of 6.455% per annum, payable semi-annually in arrears. During the period from, and including, August 29, 2029, to, but excluding, the maturity date, the senior notes will have a floating rate per annum equal to Compounded SOFR (as defined in the Global Note issued in connection with the senior notes) plus 3.030%, payable quarterly in arrears. Prior to August 29, 2029, the Corporation may, at its option, redeem the senior notes, in whole or in part, at any time and from time to time, by paying the aggregate principal amount of the notes to be redeemed plus a "make whole" premium plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. On August 29, 2029, the Corporation may redeem the senior notes, in whole, but not in part, by paying the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. At any time and from time to time on or after July 30, 2030 (30 days prior to the maturity date), the Corporation may redeem the senior notes in whole or in part by paying the aggregate principal amount of the senior notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. There is no sinking fund for the senior notes. The senior notes were issued at a discount.
Subordinated Notes
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $87 million and $93 million of investment securities as collateral at September 30, 2024, and December 31, 2023, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $13 million at September 30, 2024, compared to $5 million at December 31, 2023. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2023 Annual Report on Form 10-K.

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of September 30, 2024 and December 31, 2023:

	Sep 30, 2024				Dec 31, 2023
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$3,100,000	$20,010	$200,000	$91	$2,300,000	$8,075	$550,000	$930
Foreign currency exchange forwards	277,977	275	104,064	689	231,566	632	189,212	2,946
Total designated as hedging instruments		20,285		780		8,707		3,876
Not designated as hedging instruments:
Interest rate-related and other instruments	3,862,763	95,396	6,526,977	142,560	3,603,513	111,623	6,528,471	195,662
Foreign currency exchange forwards	108,995	4,865	112,825	4,579	87,526	2,954	135,654	2,746
Mortgage banking(b)	59,674	822	121,000	485	29,490	439	51,500	673
Total not designated as hedging instruments		101,082		147,624		115,016		199,082
Gross derivatives before netting		121,367		148,404		123,723		202,958
Less: Legally enforceable master netting agreements		19,037		19,037		18,234		18,234
Less: Cash collateral pledged/received		8,572		8,631		35,855		—
Total derivative instruments, after netting		$93,758		$120,736		$69,634		$184,724

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps with an effective date ranging from December 1, 2024 to March 1, 2025, where the asset notional amount and fair value on such swaps were $450 million and $7 million, respectively.
(b) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	Sep 30, 2024		Dec 31, 2023
Other long-term funding	$(552,832)	$(2,832)	$(548,634)	$1,366
FHLB advances	(596,459)	3,541	(590,287)	9,713
Total	$(1,149,290)	$710	$(1,138,921)	$11,079

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At September 30, 2024 and December 31, 2023, the carrying amount excluded for foreign currency denominated loans was $382 million and $421 million, respectively.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At September 30, 2024, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $245 million and is included in loans on the consolidated balance sheets. This amount includes $1 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.
The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three Months Ended Sep 30,				Nine Months Ended Sep 30,
	2024		2023		2024		2023
($ in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(4,736)	$5,318	$(4,589)	$5,195	$(14,404)	$16,007	$(9,286)	$12,039
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(31)	20,148	(74)	(9,001)	(107)	10,369	(189)	(18,652)
Derivatives designated as hedging instruments(a)	(4,705)	(14,830)	(4,516)	14,196	(14,297)	5,638	(9,097)	30,691
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2024	2023	2024	2023
($ in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$—	$—	$—	$—
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	5,370	(11,575)	(7,969)	(2,186)
Derivatives designated as hedging instruments	(5,370)	11,575	7,969	2,186
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Interest rate-related instruments designated as cash flow hedging instruments
Amount of income (loss) recognized in OCI on cash flow hedge derivative(a)	$25,609	$(13,592)	$(639)	$(33,976)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	4,705	4,516	14,297	9,097
(a) The entirety of gains (losses) recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $6 million will be reclassified as an increase to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to September 30, 2024. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 32 months as of September 30, 2024.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income for the three and nine months ended September 30, 2024 and 2023:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)		2024	2023	2024	2023
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(215)	$222	$(273)	$359
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	3,363	(5,877)	(948)	(5,551)
Foreign currency exchange forwards	Capital markets, net	1,130	365	1,736	1,751
Interest rate lock commitments (mortgage)	Mortgage banking, net	55	(24)	383	321
Forward commitments (mortgage)	Mortgage banking, net	(390)	470	188	853
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
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement as of September 30, 2024 and December 31, 2023. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from this table:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
September 30, 2024	$63,863	$(19,037)	$(8,572)	$36,254	$(36,254)	$—
December 31, 2023	87,075	(18,234)	(35,855)	32,985	(32,985)	—

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
September 30, 2024	$32,396	$(19,037)	$(8,631)	$4,727	$—	$4,727
December 31, 2023	18,767	(18,234)	—	533	—	533
Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

($ in thousands)	Sep 30, 2024	Dec 31, 2023
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$10,462,066	$11,170,147
Commercial letters of credit(a)	1,069	3,697
Standby letters of credit(c)	234,850	212,029
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at September 30, 2024 or December 31, 2023.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2 million at both September 30, 2024 and December 31, 2023, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Nine Months Ended Sep 30, 2024	Year Ended Dec 31, 2023
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$38,776
Provision for unfunded commitments	1,000	(4,000)
Balance at end of period	$35,776	$34,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at September 30, 2024 was $213 million, compared to $219 million at December 31, 2023, included in tax credit and other investments on the consolidated balance sheets.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $26 million for both the nine months ended September 30, 2024 and September 30, 2023, and $9 million for both the three months ended September 30, 2024 and September 30, 2023. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $211 million at September 30, 2024 and $215 million at December 31, 2023.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $44 million at September 30, 2024 and $27 million at December 31, 2023. Additionally, at September 30, 2024, the Corporation also invests in a private SBA loan fund, recorded in equity securities on the consolidated balance sheets, which has a remaining unfunded equity contribution of $3 million.
For the nine months ended September 30, 2024 and the year ended December 31, 2023, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $52 million at September 30, 2024 and $40 million at December 31, 2023, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $3 million and $5 million for the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively. There were no loss reimbursement and settlement claims paid in the nine months ended September 30, 2024 or for the year ended December 31, 2023. Make whole requests since January 1, 2023 generally arose from loans originated since January 1, 2021 with such balances totaling $4.2 billion at the time of sale, consisting primarily of loans sold to GSEs. As of September 30, 2024, $3.5 billion of those loans originated since January 1, 2021 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $775,000 at September 30, 2024 and approximately $835,000 at December 31, 2023.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2024 and December 31, 2023, there were $14 million and $15 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At September 30, 2024 and December 31, 2023, there were $99 million and $16 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
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
The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments as of September 30, 2024 and December 31, 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Sep 30, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$554,631	$554,631	$554,631	$—	$—
Interest-bearing deposits in other financial institutions	408,101	408,101	408,101	—	—
Federal funds sold and securities purchased under agreements to resell	4,310	4,310	4,310	—	—
AFS investment securities:
U.S. Treasury securities	36,948	36,948	36,948	—	—
Obligations of state and political subdivisions (municipal securities)	81,089	81,089	—	81,089	—
Residential mortgage-related securities:
FNMA / FHLMC	1,085,414	1,085,414	—	1,085,414	—
GNMA	2,663,560	2,663,560	—	2,663,560	—
Commercial mortgage-related securities:
FNMA / FHLMC	18,035	18,035	—	18,035	—
GNMA	151,617	151,617	—	151,617	—
Asset backed securities:
FFELP	112,350	112,350	—	112,350	—
SBA	516	516	—	516	—
Other debt securities	2,997	2,997	—	2,997	—
Total AFS investment securities	4,152,527	4,152,527	36,948	4,115,578	—
HTM investment securities:
U.S. Treasury securities	1,000	990	990	—	—
Obligations of state and political subdivisions (municipal securities), net	1,664,665	1,540,273	—	1,540,273	—
Residential mortgage-related securities:
FNMA / FHLMC	900,743	778,883	—	778,883	—
GNMA	45,180	42,979	—	42,979	—
Private-label	329,349	282,103	—	282,103	—
Commercial mortgage-related securities:
FNMA / FHLMC	775,209	659,852	—	659,852	—
GNMA	53,005	47,620	—	47,620	—
Total HTM investment securities, net	3,769,150	3,352,700	990	3,351,710	—
Equity securities:
Equity securities	10,658	10,658	10,587	—	71
Equity securities at NAV	12,500	12,500
Total equity securities	23,158	23,158

FHLB and Federal Reserve Bank stocks	178,168	178,168	—	178,168	—
Residential loans held for sale	67,219	67,219	—	67,219	—
Commercial loans held for sale	11,833	11,833	—	11,833	—
Loans, net	29,594,691	28,606,404	—	—	28,606,404
Bank and corporate owned life insurance	686,704	686,704	—	686,704	—
Mortgage servicing rights, net	81,977	81,977	—	—	81,977
Interest rate-related instruments designated as hedging instruments(a)	20,010	20,010	—	20,010	—
Foreign currency exchange forwards designated as hedging instruments(a)	275	275	—	275	—
Interest rate-related and other instruments not designated as hedging instruments(a)	95,396	95,396	—	95,396	—
Foreign currency exchange forwards not designated as hedging instruments(a)	4,865	4,865	—	4,865	—
Interest rate lock commitments to originate residential mortgage loans held for sale	822	822	—	—	822
Total selected assets at fair value	$39,653,836	$38,249,099	$1,015,567	$8,531,759	$28,689,273
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Sep 30, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$5,857,421	$5,857,421	$—	$—	$5,857,421
Savings	5,072,508	5,072,508	—	—	5,072,508
Interest-bearing demand	8,605,578	8,605,578	—	—	8,605,578
Money market	6,095,206	6,095,206	—	—	6,095,206
Brokered CDs(a)	4,242,670	4,242,670	—	4,242,670	—
Other time deposits(a)	3,680,914	3,680,914	—	3,680,914	—
Total deposits	33,554,298	33,554,298	—	7,923,584	25,630,714
Short-term funding:
Federal funds purchased and securities sold under agreements to repurchase	417,028	417,001	—	417,001	—
BTFP funding	500,000	499,960	—	499,960	—
Total short-term funding	917,028	916,961	—	916,961	—

FHLB advances	1,913,294	1,916,520	—	1,916,520	—
Other long-term funding	844,342	843,366	—	843,366	—
Standby letters of credit(b)	2,386	2,386	—	2,386	—
Interest rate-related instruments designated as hedging instruments(c)	91	91	—	91	—
Foreign currency exchange forwards designated as hedging instruments(c)	689	689	—	689	—
Interest rate-related and other instruments not designated as hedging instruments(c)	142,560	142,560	—	142,560	—
Foreign currency exchange forwards not designated as hedging instruments(c)	4,579	4,579	—	4,579	—
Forward commitments to sell residential mortgage loans	485	485	—	—	485
Total selected liabilities at fair value	$37,379,751	$37,381,935	$—	$11,750,736	$25,631,199

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $235 million at September 30, 2024. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The table below presents a rollforward of the consolidated balance sheets amounts for the nine months ended September 30, 2024 and the year ended December 31, 2023, for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2022	$86	$46	$40
New production	6,557	(1,816)	8,373
Closed loans / settlements	(4,171)	2,494	(6,665)
Other	(2,033)	(51)	(1,982)
Change in mortgage derivative	352	627	(274)
Balance December 31, 2023	$439	$673	$(234)
New production	$9,522	$(2,824)	$12,346
Closed loans / settlements	(7,494)	292	(7,785)
Other	(1,646)	2,344	(3,990)
Change in mortgage derivative	383	(188)	571
Balance September 30, 2024	$822	$485	$337
The following table presents a rollforward of the fair value of Level 3 equity securities, for the nine months ended September 30, 2024 and the year ended December 31, 2023, that are measured under the measurement alternative and the related adjustments recorded during the periods presented for those securities with observable price changes:

($ in thousands)
Fair value as of December 31, 2022	$19,225
Gains recognized in investment securities gains, net	5,861
Purchases	11
Sales	(329)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	$4,054
Purchases	21
Sales	(28,772)
Fair value as of September 30, 2024	$71

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
Sep 30, 2024
Assets
Individually evaluated loans	Level 3	$34,440	Provision for credit losses	$11,686
OREO(b)	Level 2	188	Other noninterest expense / provision for credit losses(c)	267

Dec 31, 2023
Assets
Individually evaluated loans	Level 3	$47,221	Provision for credit losses	$45,709
OREO(b)	Level 2	3,139	Other noninterest expense / provision for credit losses(c)	2,532
Equity securities without readily determinable fair values	Level 3	24,671	Investment securities gains (losses), net	5,785
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

Sep 30, 2024	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	1%	-	100%	6%
Individually evaluated loans	Appraisals / discounted cash flow	Collateral / discount factor	6%	-	73%	57%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	46%	-	100%	90%
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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
RAP
Service cost	$508	$800	$2,263	$2,392
Interest cost	2,943	2,794	8,380	8,165
Expected return on plan assets	(8,649)	(8,243)	(25,949)	(24,647)
Amortization of prior service cost	(54)	(63)	(161)	(188)
Amortization of actuarial loss	—	—	—	37
Total net periodic pension cost	$(5,252)	$(4,713)	$(15,467)	$(14,241)
Postretirement Plan
Interest cost	$18	$20	$54	$59
Amortization of prior service cost	(19)	(19)	(56)	(56)
Amortization of actuarial (gain)	(7)	(7)	(21)	(22)
Total net periodic benefit cost	$(8)	$(6)	$(23)	$(19)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2023 or the nine months ended September 30, 2024.
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

Information about the Corporation’s segments is presented below:

	Corporate and Commercial Specialty
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Net interest income	$254,935	$250,365	$749,062	$710,031
Net intersegment interest (expense)	(98,898)	(106,675)	(291,872)	(288,366)
Segment net interest income	156,037	143,690	457,190	421,665
Noninterest income	37,017	34,086	106,570	99,254
Total revenue	193,054	177,776	563,761	520,919
Provision for credit losses	17,009	14,066	48,930	41,523
Noninterest expense	65,415	63,265	197,159	186,521
Income before income taxes	110,630	100,445	317,672	292,876
Income tax expense	20,999	19,293	59,845	54,104
Net income	$89,630	$81,152	$257,827	$238,772
Allocated goodwill			$525,836	$525,836

	Community, Consumer, and Business
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Net interest income	$56,574	$67,139	$172,575	$219,883
Net intersegment interest income	135,862	123,900	401,353	317,820
Segment net interest income	192,436	191,039	573,928	537,703
Noninterest income	26,009	29,670	75,921	85,870
Total revenue	218,445	220,709	649,848	623,573
Provision for credit losses	5,195	7,381	17,611	21,467
Noninterest expense	115,656	108,127	333,711	328,790
Income before income taxes	97,594	105,202	298,526	273,316
Income tax expense	20,495	22,092	62,691	57,396
Net income	$77,099	$83,109	$235,835	$215,920
Allocated goodwill			$579,156	$579,156

	Risk Management and Shared Services
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Net interest (loss)	$(49,001)	$(63,260)	$(144,677)	$(143,743)
Net intersegment interest (expense)	(36,964)	(17,225)	(109,481)	(29,454)
Segment net interest (loss)	(85,964)	(80,485)	(254,158)	(173,197)
Noninterest income	4,196	2,823	14,874	9,071
Total revenue	(81,768)	(77,663)	(239,284)	(164,126)
Provision for credit losses	(1,213)	496	1,459	(975)
Noninterest expense	19,526	24,814	63,245	58,980
(Loss) before income taxes	(100,081)	(102,972)	(303,988)	(222,131)
Income tax (benefit)	(21,370)	(21,959)	(95,085)	(41,202)
Net (loss)	$(78,711)	$(81,013)	$(208,902)	$(180,929)
Allocated goodwill			$—	$—

	Consolidated Total
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Net interest income	$262,509	$254,244	$776,960	$786,171
Net intersegment interest income	—	—	—	—
Segment net interest income	262,509	254,244	776,960	786,171
Noninterest income	67,221	66,579	197,365	194,195
Total revenue	329,730	320,823	974,325	980,366
Provision for credit losses	20,991	21,943	68,000	62,014
Noninterest expense	200,597	196,205	594,115	574,291
Income before income taxes	108,142	102,674	312,211	344,061
Income tax expense	20,124	19,426	27,451	70,299
Net income	$88,018	$83,248	$284,760	$273,762
Allocated goodwill			$1,104,992	$1,104,992
Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2024 and 2023, including changes during the preceding three and nine month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive income before reclassifications	49,844	—	—	49,844
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	197	—	—	197
HTM investment securities, net, at amortized cost(a)	6,329	—	—	6,329
Other assets / accrued expenses and other liabilities	—	(639)	—	(639)
Interest income	—	14,297	—	14,297
Personnel expense	—	—	(217)	(217)
Other expense	—	—	(21)	(21)
Income tax (expense) benefit	(14,060)	5,213	(1,594)	(10,440)
Net other comprehensive income (loss) during period	42,309	18,871	(1,832)	59,348
Balance September 30, 2024	$(106,332)	$21,951	$(27,367)	$(111,748)

Balance December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive (loss) before reclassifications	(69,512)	—	—	(69,512)
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	6,883	—	—	6,883
Other assets / accrued expenses and other liabilities	—	(33,976)	—	(33,976)
Interest income	—	9,097	—	9,097
Personnel expense	—	—	(244)	(244)
Other expense	—	—	15	15
Income tax benefit	15,879	5,488	31	21,398
Net other comprehensive (loss) during period	(46,751)	(19,391)	(198)	(66,340)
Balance September 30, 2023	$(279,943)	$(16,032)	$(43,166)	$(339,140)
(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance June 30, 2024	$(176,139)	$(15,768)	$(27,307)	$(219,214)
Other comprehensive income before reclassifications	90,858	—	—	90,858
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	2,147	—	—	2,147
Other assets / accrued expenses and other liabilities	—	25,609	—	25,609
Interest income	—	4,705	—	4,705
Personnel expense	—	—	(73)	(73)
Other expense	—	—	(7)	(7)
Income tax (expense) benefit	(23,198)	7,405	20	(15,773)
Net other comprehensive income (loss) during period	69,807	37,718	(60)	107,466
Balance September 30, 2024	$(106,332)	$21,951	$(27,367)	$(111,748)

Balance June 30, 2023	$(239,273)	$(9,270)	$(43,099)	$(291,642)
Other comprehensive (loss) before reclassifications	(56,924)	—	—	(56,924)
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	2,327	—	—	2,327
Other assets / accrued expenses and other liabilities	—	(13,592)	—	(13,592)
Interest income	—	4,516	—	4,516
Personnel expense	—	—	(81)	(81)
Other expense	—	—	(7)	(7)
Income tax benefit	13,928	2,315	23	16,266
Net other comprehensive (loss) during period	(40,669)	(6,762)	(66)	(47,497)
Balance September 30, 2023	$(279,943)	$(16,032)	$(43,166)	$(339,140)
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
The discount rate used to capitalize the operating leases is the FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
($ in thousands)	2024	2023	2024	2023
Operating lease costs	$1,631	$1,594	$4,727	$4,536
Finance lease costs	23	23	68	69
Operating lease cash flows	1,795	1,917	5,027	5,442
Finance lease cash flows	23	23	69	69
The right-of-use asset and lease liability by lease classifications on the consolidated balance sheets were as follows:

($ in thousands)	Consolidated Balance Sheets Category	Sep 30, 2024	Dec 31, 2023
Operating lease right-of-use asset	Premises and equipment	$28,425	$24,712
Finance lease right-of-use asset	Other assets	303	368
Operating lease liability	Accrued expenses and other liabilities	30,723	27,311
Finance lease liability	Other long-term funding	317	383

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Sep 30, 2024			Dec 31, 2023
($ in thousands)	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate
Operating leases
Retail and corporate offices	$31,317	6.51	3.65%	$25,729	5.76	3.12%
Land	3,435	6.69	3.51%	4,050	6.98	3.48%
Equipment	204	1.75	4.62%	408	2.50	4.62%
Total operating leases	$34,955	6.50	3.64%	$30,187	5.88	3.19%
Finance leases
Retail and corporate offices	$324	3.50	1.32%	$394	4.25	1.32%
Total finance leases	$324	3.50	1.32%	$394	4.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
Three months ended December 31, 2024	$1,590	$23	$1,613
2025	6,550	93	6,643
2026	6,062	93	6,155
2027	5,401	93	5,493
2028	4,727	23	4,750
Beyond 2028	10,625	—	10,625
Total lease payments	$34,955	$324	$35,279
Less: interest	4,232	7	4,239
Present value of lease payments	$30,723	$317	$31,040
As of September 30, 2024 and December 31, 2023, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $6 million and $3 million, respectively. The leases that had not yet commenced as of September 30, 2024 will commence between October 2024 and April 2025 with lease terms of 1 year to 7 years. Rental income generated by the Corporation's leases is included within occupancy expense on the consolidated statements of income.

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
Performance Summary
•Average loans of $29.5 billion increased $135 million from the first nine months of 2023, driven primarily by increases in auto finance and commercial lending, partially offset by a decrease in residential mortgage lending resulting from the Corporation's balance sheet repositioning.
•Average deposits of $33.1 billion increased $2.0 billion, or 6%, from the first nine months of 2023, driven primarily by increases in time deposits, interest-bearing demand deposits, savings deposits, and network transaction deposits, partially offset by decreases in noninterest-bearing demand deposits and money market deposits.
•Net interest income of $777 million decreased $9 million, or 1%, from the first nine months of 2023, and net interest margin was 2.77%, compared to 2.86% for the first nine months of 2023. The decreases in net interest income and net interest margin were driven by the growth of interest bearing liabilities outpacing the growth of earning assets, paired with a smaller rate spread.
•Provision for credit losses was $68 million, compared to a provision of $62 million for the first nine months of 2023, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest income of $197 million increased $3 million, or 2%, from the first nine months of 2023, driven by higher wealth management fees, an increase in bank and corporate owned life insurance, and an increase in investment securities gains (losses), net, the latter resulting from the sale of the Corporation's remaining Visa B shares in the first quarter of 2024. These increases were partially offset by a decrease in mortgage banking, net, as a result of net valuation adjustments of the MSRs asset.
•Noninterest expense of $594 million increased $20 million, or 3%, from the first nine months of 2023, primarily driven by increases in personnel, technology, and FDIC assessment expense, the latter due to the special assessment, partially offset by decreases in other expense and occupancy expense.

Table 1 Summary Results of Operations: Trends

	Nine months ended		Three months ended
($ in thousands, except per share data)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Net income (loss)	$284,760	$273,762	$88,018	$115,573	$81,169	$(90,806)	$83,248
Net income (loss) available to common equity	276,135	265,137	85,143	112,698	78,294	(93,681)	80,373
Earnings (loss) per common share - basic	1.83	1.76	0.56	0.75	0.52	(0.63)	0.53
Earnings (loss) per common share - diluted	1.82	1.75	0.56	0.74	0.52	(0.62)	0.53
Effective tax rate	8.79%	20.43%	18.61%	(12.33)%	19.78%	N/M	18.92%

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Nine Months Ended Sep 30,
	2024			2023
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$10,933,098	$592,609	7.24%	$10,835,003	$546,210	6.74%
Commercial real estate lending	7,291,541	409,752	7.51%	7,286,627	381,425	7.00%
Total commercial	18,224,639	1,002,361	7.35%	18,121,629	927,634	6.84%
Residential mortgage	7,939,493	208,291	3.50%	8,698,542	217,410	3.33%
Auto finance	2,511,694	105,528	5.61%	1,677,838	60,233	4.80%
Other retail	852,121	62,345	9.76%	895,371	59,163	8.82%
Total loans	29,527,946	1,378,524	6.23%	29,393,380	1,264,441	5.75%
Investment securities
Taxable	5,671,823	148,672	3.50%	5,209,845	104,197	2.67%
Tax-exempt(a)	2,120,107	53,806	3.38%	2,314,838	60,429	3.48%
Other short-term investments	609,143	26,574	5.83%	495,883	17,990	4.85%
Investments and other	8,401,073	229,051	3.64%	8,020,566	182,616	3.03%
Total earning assets	37,929,019	$1,607,575	5.66%	37,413,946	$1,447,057	5.17%
Other assets, net	3,157,137			3,005,220
Total assets	$41,086,156			$40,419,166
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,062,518	$65,330	1.72%	$4,743,526	$43,611	1.23%
Interest-bearing demand	7,383,471	147,838	2.67%	6,819,714	106,860	2.09%
Money market	6,017,642	139,987	3.11%	6,853,545	130,201	2.54%
Network transaction deposits	1,630,568	65,697	5.38%	1,420,042	53,259	5.01%
Time deposits	7,230,691	260,063	4.80%	4,447,813	130,818	3.93%
Total interest-bearing deposits	27,324,889	678,916	3.32%	24,284,640	464,749	2.56%
Federal funds purchased and securities sold under agreements to repurchase	259,209	8,551	4.41%	344,950	8,504	3.30%
Other short-term funding	508,913	19,285	5.06%	11,475	1	0.01%
FHLB advances	1,907,104	80,612	5.65%	3,834,247	147,365	5.14%
Long-term funding	573,676	32,012	7.44%	495,434	25,895	6.97%
Total short and long-term funding	3,248,902	140,461	5.77%	4,686,106	181,765	5.18%
Total interest-bearing liabilities	30,573,791	$819,377	3.58%	28,970,746	$646,514	2.98%
Noninterest-bearing demand deposits	5,748,446			6,772,521
Other liabilities	537,432			567,938
Stockholders’ equity	4,226,487			4,107,961
Total liabilities and stockholders’ equity	$41,086,156			$40,419,166
Interest rate spread			2.08%			2.19%
Net free funds			0.69%			0.67%
Fully tax-equivalent net interest income and net interest margin		$788,199	2.77%		$800,543	2.86%
Fully tax-equivalent adjustment		11,239			14,372
Net interest income		$776,960			$786,171
(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Sep 30, 2024			Jun 30, 2024			Sep 30, 2023
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$10,971,390	$200,327	7.27%	$11,011,228	$198,191	7.24%	$10,985,584	$194,956	7.04%
Commercial real estate lending	7,235,505	136,699	7.52%	7,249,773	134,203	7.45%	7,312,645	134,370	7.29%
Total commercial	18,206,896	337,027	7.36%	18,261,000	332,394	7.32%	18,298,229	329,326	7.14%
Residential mortgage	7,888,290	70,171	3.56%	7,905,236	69,389	3.51%	8,807,157	74,643	3.39%
Auto finance	2,635,890	37,904	5.72%	2,524,107	35,021	5.58%	1,884,540	24,074	5.07%
Other retail	903,011	21,124	9.34%	889,220	20,504	9.24%	894,685	20,534	9.15%
Total loans	29,634,087	466,226	6.27%	29,579,564	457,307	6.21%	29,884,611	448,577	5.96%
Investment securities
Taxable	5,816,102	51,466	3.54%	5,680,757	50,479	3.55%	5,407,299	38,210	2.83%
Tax-exempt(a)	2,110,896	17,885	3.39%	2,116,174	17,896	3.38%	2,300,488	20,085	3.49%
Other short-term investments	629,431	8,959	5.66%	620,943	9,304	6.03%	483,211	6,575	5.40%
Investments and other	8,556,429	78,310	3.66%	8,417,874	77,680	3.69%	8,190,998	64,870	3.16%
Total earning assets	38,190,516	$544,535	5.68%	37,997,438	$534,987	5.65%	38,075,608	$513,447	5.36%
Other assets, net	3,199,195			3,103,168			3,000,371
Total assets	$41,389,711			$41,100,606			$41,075,980
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,125,147	$21,611	1.68%	$5,133,688	$21,972	1.72%	$4,814,499	$18,592	1.53%
Interest-bearing demand	7,394,550	49,740	2.68%	7,265,621	48,109	2.66%	6,979,071	41,980	2.39%
Money market	5,942,147	46,290	3.10%	5,995,005	46,391	3.11%	6,294,083	45,034	2.84%
Network transaction deposits	1,644,305	22,077	5.34%	1,595,312	21,416	5.40%	1,639,619	22,008	5.33%
Time deposits	7,562,448	91,907	4.83%	6,927,663	83,173	4.83%	5,955,741	65,517	4.36%
Total interest-bearing deposits	27,668,597	231,623	3.33%	26,917,289	221,062	3.30%	25,683,013	193,131	2.98%
Federal funds purchased and securities sold under agreements to repurchase	299,286	3,385	4.50%	213,921	2,303	4.33%	320,518	3,100	3.84%
Other short-term funding	519,421	6,638	5.08%	561,596	7,044	5.04%	5,041	—	0.01%
FHLB advances	1,750,590	24,799	5.64%	2,432,195	34,143	5.65%	3,460,827	48,143	5.52%
Long-term funding	647,440	11,858	7.33%	533,670	10,096	7.57%	533,744	10,019	7.51%
Total short and long-term funding	3,216,737	46,680	5.78%	3,741,381	53,586	5.75%	4,320,130	61,263	5.63%
Total interest-bearing liabilities	30,885,334	$278,304	3.59%	30,658,670	$274,648	3.60%	30,003,143	$254,394	3.36%
Noninterest-bearing demand deposits	5,652,228			5,712,115			6,318,781
Other liabilities	521,423			563,616			622,004
Stockholders’ equity	4,330,727			4,166,204			4,132,052
Total liabilities and stockholders’ equity	$41,389,711			$41,100,606			$41,075,980
Interest rate spread			2.10%			2.05%			2.00%
Net free funds			0.69%			0.70%			0.71%
Fully tax-equivalent net interest income and net interest margin		$266,232	2.78%		$260,340	2.75%		$259,053	2.71%
Fully tax-equivalent adjustment		3,723			3,747			4,810
Net interest income		$262,509			$256,593			$254,244

(a) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
(b) Nonaccrual loans and loans held for sale have been included in the average balances.
(c) Interest income includes amortization of net deferred loan origination costs and net accreted purchase loan discount.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $12 million, or 2%, and $9 million, or 1%, lower than the first nine months of 2023, respectively. The elevated interest rate environment has resulted in the yield on earning assets increasing by 49 bp and the cost of interest-bearing liabilities increasing 60 bp from the first nine months of 2023. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average loans increased $135 million from the first nine months of 2023, and average investments and other short-term investments increased $381 million, or 5%, from the first nine months of 2023.
•    Average interest-bearing liabilities increased $1.6 billion, or 6%, compared to the first nine months of 2023. Average interest-bearing deposits increased $3.0 billion, or 13%, from the first nine months of 2023, primarily driven by increases in time deposits, interest-bearing demand deposits, savings deposits, and network transaction deposits, partially offset by a decrease in money market deposits. Average total short and long-term funding decreased $1.4 billion, or 31%, from the first nine months of 2023, primarily driven by a decrease in FHLB advances of $1.9 billion, or 50%, partially offset by an increase in other short-term funding related to the utilization of the BTFP. Average noninterest-bearing demand deposits decreased $1.0 billion, or 15%, versus the first nine months of 2023.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for September 30, 2024 was the Moody's baseline scenario from August 2024, which was reviewed against the September 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest Income
Table 3 Noninterest Income

	Nine months ended			Three months ended					Changes vs
($ in thousands, except as noted)	Sep 30, 2024	Sep 30, 2023	YTD % Change	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2024	Sep 30, 2023
Wealth management fees	$68,466	$61,499	11%	$24,144	$22,628	$21,694	$21,003	$20,828	7%	16%
Service charges and deposit account fees	38,410	38,230	—%	13,708	12,263	12,439	10,815	12,864	12%	7%
Card-based fees	34,973	33,492	4%	11,731	11,975	11,267	11,528	11,510	(2)%	2%
Other fee-based revenue	14,316	13,249	8%	5,057	4,857	4,402	4,019	4,509	4%	12%
Total fee-based revenue	156,165	146,470	7%	54,640	51,723	49,802	47,365	49,710	6%	10%
Capital markets, net	13,052	15,544	(16)%	4,317	4,685	4,050	9,106	5,368	(8)%	(20)%
Mortgage banking, net	7,299	17,814	(59)%	2,132	2,505	2,662	1,615	6,501	(15)%	(67)%
Loss on mortgage portfolio sale	—	—	N/M	—	—	—	(136,239)	—	N/M	N/M
Bank and corporate owned life insurance	11,156	6,882	62%	4,001	4,584	2,570	3,383	2,047	(13)%	95%
Other	7,054	6,841	3%	2,504	2,222	2,327	2,850	2,339	13%	7%
Subtotal	194,726	193,551	1%	67,595	65,719	61,411	(71,919)	65,965	3%	2%
Asset (losses) gains, net	(1,407)	590	N/M	(474)	(627)	(306)	(136)	625	(24)%	N/M
Investment securities gains (losses), net	4,047	55	N/M	100	67	3,879	(58,958)	(11)	48%	N/M
Total noninterest income (loss)	$197,365	$194,195	2%	$67,221	$65,159	$64,985	$(131,013)	$66,579	3%	1%
Mortgage loans originated for sale during period	$450,532	$283,469	59%	$176,174	$168,964	$105,394	$112,365	$115,075	4%	53%
Mortgage loan settlements during period	415,840	254,619	63%	187,108	137,706	91,026	957,450	103,452	36%	81%
Assets under management, at market value(a)				15,033	14,304	14,171	13,545	12,543	5%	20%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Wealth management fees increased $7 million from the first nine months of 2023, mainly driven by increased assets under management.
•Mortgage banking, net, decreased $11 million from the first nine months of 2023, mainly driven by net valuation adjustments of the MSRs asset.
•Bank and corporate owned life insurance increased $4 million from the first nine months of 2023, driven by net favorable valuation changes on policies and an increased number of claims.
•Investment securities gains (losses), net, increased $4 million from the first nine months of 2023, as a result of the sale of the Corporation's remaining Visa B shares.
Noninterest Expense
Table 4 Noninterest Expense

	Nine months ended			Three months ended					Change vs
($ in thousands)	Sep 30, 2024	Sep 30, 2023	YTD % Change	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023	Jun 30, 2024	Sep 30, 2023
Personnel	$362,012	$347,669	4%	$121,036	$121,581	$119,395	$120,686	$117,159	—%	3%
Technology	80,579	73,990	9%	27,217	27,161	26,200	28,027	26,172	—%	4%
Occupancy	40,297	42,775	(6)%	13,536	13,128	13,633	14,429	14,125	3%	(4)%
Business development and advertising	20,735	20,054	3%	6,683	7,535	6,517	8,350	7,100	(11)%	(6)%
Equipment	13,702	14,921	(8)%	4,653	4,450	4,599	4,742	5,016	5%	(7)%
Legal and professional	14,740	13,149	12%	5,639	4,429	4,672	6,762	4,461	27%	26%
Loan and foreclosure costs	6,519	4,822	35%	2,748	1,793	1,979	585	2,049	53%	34%
FDIC assessment	29,300	25,575	15%	8,223	7,131	13,946	41,497	9,150	15%	(10)%
Other intangible amortization	6,608	6,608	—%	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	19,622	24,726	(21)%	8,659	6,450	4,513	12,110	8,771	34%	(1)%
Total noninterest expense	$594,115	$574,291	3%	$200,597	$195,861	$197,657	$239,391	$196,205	2%	2%
Average FTEs(a)	4,045	4,222	(4)%	4,041	4,025	4,070	4,130	4,220	—%	(4)%

(a) Average FTEs without overtime
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $14 million from the first nine months of 2023, primarily driven by merit increases year-over-year.
•FDIC expense increased $4 million from the first nine months of 2023, primarily driven by adjustments to the FDIC's special assessment applied to the Bank.
Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $27 million for the nine months ended September 30, 2024, compared to income tax expense of $70 million for the nine months ended September 30, 2023. The Corporation's effective tax rate from continuing operations was 8.79% and 20.43% for the nine months ended September 30, 2024, and 2023, respectively. The decreases in income tax expense and lower effective tax rate during the first nine months of 2024 were primarily due to a strategic reallocation of the investment portfolio and adoption of a legal entity rationalization plan that resulted in the recognition of deferred tax benefits of approximately $33 million.
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

Balance Sheet Analysis
•At September 30, 2024, total assets were $42.2 billion, up $1.2 billion, or 3%, from December 31, 2023, and up $573 million, or 1%, from September 30, 2023.
•Interest bearing deposits in other financial institutions were $408 million at September 30, 2024, down $17 million, or 4%, from December 31, 2023, and up $85 million, or 26%, from September 30, 2023.
•AFS investment securities, at fair value were $4.2 billion at September 30, 2024, up $552 million, or 15%, from December 31, 2023, and up $661 million, or 19%, from September 30, 2023. HTM investment securities, net, at amortized cost were $3.8 billion at September 30, 2024, down $91 million, or 2%, from December 31, 2023, and down $131 million, or 3%, from September 30, 2023. See Note 5 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $30.0 billion at September 30, 2024 were up $775 million, or 3%, from December 31, 2023, and down $202 million, or 1%, from September 30, 2023. See Note 6 Loans of the notes to consolidated financial statements for additional details.
•At September 30, 2024, total deposits of $33.6 billion were up $108 million from December 31, 2023, and were up $1.4 billion, or 4%, from September 30, 2023. See section Deposits and Customer Funding for additional information on deposits.
•FHLB advances were $1.9 billion at September 30, 2024, down $27 million, or 1%, from December 31, 2023, and down $1.8 billion, or 49%, from September 30, 2023. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•Other long-term funding was $844 million at September 30, 2024, up $303 million, or 56%, from December 31, 2023, and up $315 million, or 59%, from September 30, 2023, primarily driven by the Corporation's issuance of senior notes in August 2024. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
Loans
Table 5 Period End Loan Composition

	Sep 30, 2024		Jun 30, 2024		Mar 31, 2024		Dec 31, 2023		Sep 30, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$10,258,899	34%	$9,970,412	34%	$9,858,329	33%	$9,731,555	33%	$10,099,068	33%
Commercial real estate — owner occupied	1,120,849	4%	1,102,146	4%	1,095,894	4%	1,061,700	4%	1,054,969	3%
Commercial and business lending	11,379,748	38%	11,072,558	37%	10,954,223	37%	10,793,255	37%	11,154,037	37%
Commercial real estate — investor	5,070,635	17%	5,001,392	17%	5,035,195	17%	5,124,245	18%	5,218,980	17%
Real estate construction	2,114,300	7%	2,255,637	8%	2,287,041	8%	2,271,398	8%	2,130,719	7%
Commercial real estate lending	7,184,934	24%	7,257,029	25%	7,322,237	25%	7,395,644	25%	7,349,699	24%
Total commercial	18,564,683	62%	18,329,587	62%	18,276,460	62%	18,188,898	62%	18,503,736	61%
Residential mortgage	7,803,083	26%	7,840,073	26%	7,868,180	27%	7,864,891	27%	8,782,645	29%
Auto finance	2,708,946	9%	2,556,009	9%	2,471,257	8%	2,256,162	8%	2,007,164	7%
Home equity	651,379	2%	634,142	2%	619,764	2%	628,526	2%	623,650	2%
Other consumer	262,806	1%	258,460	1%	258,603	1%	277,740	1%	275,993	1%
Total consumer	11,426,214	38%	11,288,684	38%	11,217,802	38%	11,027,319	38%	11,689,451	39%
Total loans	$29,990,897	100%	$29,618,271	100%	$29,494,263	100%	$29,216,218	100%	$30,193,187	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30% to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2023 and the first nine months of 2024. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of September 30, 2024 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$9,019,092	$874,137	$365,168	$502	$10,258,899	34%
Commercial real estate — owner occupied	713,569	297,960	109,320	—	1,120,849	4%
Commercial real estate — investor	4,727,573	295,830	47,231	—	5,070,635	17%
Real estate construction	2,081,511	29,766	2,328	694	2,114,300	7%
Commercial - adjustable	11,595,151	40,203	3,477	—	11,638,832	39%
Commercial - fixed	4,946,595	1,457,490	520,570	1,196	6,925,851	23%
Residential mortgage - adjustable	198,787	723,703	1,459,794	290	2,382,574	8%
Residential mortgage - fixed	3,972	63,604	461,943	4,890,991	5,420,510	18%
Auto finance	1,228	1,355,273	1,352,445	—	2,708,946	9%
Home equity	604,548	8,484	29,658	8,688	651,379	2%
Other consumer	205,370	30,204	17,600	9,631	262,806	1%
Total loans	$17,555,652	$3,678,961	$3,845,489	$4,910,795	$29,990,897	100%
Fixed-rate	$4,960,289	$2,914,348	$2,382,218	$4,910,505	$15,167,359	51%
Floating or adjustable rate	12,595,363	764,613	1,463,271	290	14,823,537	49%
Total	$17,555,652	$3,678,961	$3,845,489	$4,910,795	$29,990,897	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At September 30, 2024, $19.8 billion, or 66%, of the loans outstanding and $16.6 billion, or 89%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2024, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Sep 30, 2024	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
($ in thousands)
Real Estate(a)	531	$1,840,961	$3,340,589	8%
Utilities(b)	221	2,492,889	3,124,225	8%
Credit Intermediation and Related Activities(c)	522	934,413	1,692,607	4%
Merchant Wholesalers, Durable Goods	423	541,991	951,881	2%
(a) Includes REIT lines.
(b) 55% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
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
Table 8 Largest Commercial Real Estate Investor Property Type Exposures

Sep 30, 2024	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	35%
Industrial	3%	26%
Office	3%	19%
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
Table 9 Largest Real Estate Construction Property Type Exposures

Sep 30, 2024	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	54%
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
Residential mortgages: Residential mortgage loans are primarily first lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2024. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Most of the adjustable rate mortgages have an initial fixed rate term of 3, 5, 7 or 10 years.
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
Indirect Auto: The Corporation currently purchases retail auto sales contracts via a network of approved auto dealerships across 16 states throughout the Northeast, Mid-Atlantic, and Midwestern United States. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to the Corporation pursuant to dealer agreements. The Corporation’s underwriting and pricing guidelines are based on a dual risk grade derived from a combination of FICO auto score and proprietary internal custom score. Minimum grade and FICO score standards ensure the credit risk is appropriately managed to the Corporation’s risk appetite. Further, the grade influences loan-specific parameters such as vehicle age, term, LTV, loan amount, mileage, payment and debt service thresholds, and pricing. Maximum loan terms offered are 84 months on select grades with vehicle age, mileage, and other limitations in place to qualify. The program is designed to capture primarily prime and super prime contracts, with approximately 60% of originations typically secured by used vehicles.
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
Table 10 Nonperforming Assets

($ in thousands)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Nonperforming assets
Commercial and industrial	$14,369	$21,190	$72,243	$62,022	$74,812
Commercial real estate — owner occupied	9,285	1,851	2,090	1,394	3,936
Commercial and business lending	23,654	23,041	74,333	63,416	78,748
Commercial real estate — investor	18,913	48,249	18,697	—	10,882
Real estate construction	15	16	18	6	103
Commercial real estate lending	18,928	48,265	18,715	6	10,985
Total commercial	42,582	71,306	93,047	63,422	89,732
Residential mortgage	70,138	68,058	69,954	71,142	66,153
Auto finance	7,456	6,986	7,158	5,797	4,533
Home equity	8,231	7,996	8,100	8,508	7,917
Other consumer	70	77	87	128	222
Total consumer	85,894	83,117	85,299	85,574	78,826
Total nonaccrual loans	128,476	154,423	178,346	148,997	168,558
Commercial real estate owned	11,914	914	914	914	1,062
Residential real estate owned	1,012	1,467	920	1,290	989
Bank properties real estate owned(a)	5,903	5,944	6,603	8,301	6,400
OREO	18,830	8,325	8,437	10,506	8,452
Repossessed assets	793	671	1,241	919	658
Total nonperforming assets	$148,098	$163,418	$188,025	$160,421	$177,668
Accruing loans past due 90 days or more
Commercial	$5,359	$384	$426	$19,812	$441
Consumer	1,748	1,970	1,992	1,876	1,715
Total accruing loans past due 90 days or more	$7,107	$2,354	$2,417	$21,689	$2,156
Restructured loans (accruing)
Commercial	$424	$410	$377	$306	$234
Consumer	2,141	2,166	2,080	2,414	1,855
Total restructured loans (accruing)	$2,565	$2,576	$2,457	$2,719	$2,089
Nonaccrual restructured loans (included in nonaccrual loans)	$1,840	$717	$1,141	$805	$961
Ratios
Nonaccrual loans to total loans	0.43%	0.52%	0.60%	0.51%	0.56%
NPAs to total loans plus OREO and repossessed assets	0.49%	0.55%	0.64%	0.55%	0.59%
NPAs to total assets	0.35%	0.39%	0.46%	0.39%	0.43%
Allowance for credit losses on loans to nonaccrual loans	309.43%	252.31%	217.43%	258.98%	225.78%

Table 10 Nonperforming Assets (continued)

($ in thousands)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Accruing loans 30-89 days past due
Commercial and industrial	$1,212	$2,052	$521	$5,565	$1,507
Commercial real estate — owner occupied	2,209	—	—	358	1,877
Commercial and business lending	3,421	2,052	521	5,923	3,384
Commercial real estate — investor	10,746	1,023	19,164	18,697	10,121
Real estate construction	88	—	1,260	—	10
Commercial real estate lending	10,834	1,023	20,424	18,697	10,131
Total commercial	14,255	3,075	20,945	24,619	13,515
Residential mortgage	13,630	10,374	9,903	13,446	11,652
Auto finance	15,458	15,814	12,521	17,386	16,688
Home equity	3,146	3,694	2,819	4,208	3,687
Other consumer	2,163	1,995	2,260	2,166	1,880
Total consumer	34,397	31,877	27,503	37,205	33,908
Total accruing loans 30-89 days past due	$48,651	$34,952	$48,448	$61,825	$47,422
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for September 30, 2024 was the Moody's baseline scenario from August 2024, which was reviewed against the September 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at September 30, 2024 and December 31, 2023 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
($ in thousands)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Allowance for loan losses
Balance at beginning of period	$351,094	$312,720	$355,844	$356,006	$351,094	$345,795	$338,750
Provision for loan losses	67,000	66,000	19,000	21,000	27,000	21,000	25,500
Charge offs	(62,645)	(40,891)	(15,337)	(23,290)	(24,018)	(17,878)	(20,535)
Recoveries	6,316	7,965	2,258	2,127	1,930	2,177	2,079
Net (charge offs) recoveries	(56,329)	(32,925)	(13,078)	(21,163)	(22,088)	(15,701)	(18,455)
Balance at end of period	$361,765	$345,795	$361,765	$355,844	$356,006	$351,094	$345,795
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$38,776	$33,776	$31,776	$34,776	$34,776	$38,276
Provision for unfunded commitments	1,000	(4,000)	2,000	2,000	(3,000)	—	(3,500)
Balance at end of period	$35,776	$34,776	$35,776	$33,776	$31,776	$34,776	$34,776
Allowance for credit losses on loans	$397,541	$380,571	$397,541	$389,620	$387,782	$385,870	$380,571
Provision for credit losses on loans	68,000	62,000	21,000	23,000	24,000	21,000	22,000
Net loan (charge offs) recoveries
Commercial and industrial	$(42,963)	$(29,494)	$(10,649)	$(13,676)	$(18,638)	$(13,178)	$(16,558)
Commercial real estate — owner occupied	4	8	—	1	2	(22)	2
Commercial and business lending	(42,959)	(29,487)	(10,649)	(13,674)	(18,636)	(13,200)	(16,556)
Commercial real estate — investor	(4,570)	2,547	(1)	(4,569)	—	216	272
Real estate construction	60	18	2	28	30	38	18
Commercial real estate lending	(4,509)	2,565	2	(4,541)	30	253	290
Total commercial	(47,469)	(26,921)	(10,647)	(18,216)	(18,606)	(12,947)	(16,266)
Residential mortgage	(510)	(358)	(160)	(289)	(62)	(53)	(22)
Auto finance	(4,855)	(3,273)	(1,281)	(1,480)	(2,094)	(1,436)	(1,269)
Home equity	873	652	424	238	211	185	128
Other consumer	(4,368)	(3,025)	(1,414)	(1,417)	(1,537)	(1,450)	(1,027)
Total consumer	(8,860)	(6,004)	(2,431)	(2,947)	(3,482)	(2,754)	(2,189)
Total net (charge offs) recoveries	$(56,329)	$(32,925)	$(13,078)	$(21,163)	$(22,088)	$(15,701)	$(18,455)
Ratios
Allowance for credit losses on loans to total loans			1.33%	1.32%	1.31%	1.32%	1.26%
Allowance for credit losses on loans to net charge offs (annualized)	5.3x	8.6x	7.6x	4.6x	4.4x	6.2x	5.2x
Loan evaluation method for ACLL
Individually evaluated for impairment			$7,498	$16,882	$25,335	$15,492	$11,033
Collectively evaluated for impairment			390,043	372,738	362,447	370,378	369,538
Total ACLL			$397,541	$389,620	$387,782	$385,870	$380,571
Loan balance
Individually evaluated for impairment			$41,938	$70,763	$92,960	$62,712	$86,195
Collectively evaluated for impairment			29,948,958	29,547,508	29,401,303	29,153,505	30,106,993
Total loan balance			$29,990,897	$29,618,271	$29,494,263	$29,216,218	$30,193,187
N/M = Not Meaningful

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Net loan (charge offs) recoveries
Commercial and industrial	(58)	(40)	(43)	(55)	(77)	(54)	(66)
Commercial real estate — owner occupied	—	—	—	—	—	(1)	—
Commercial and business lending	(52)	(36)	(39)	(50)	(69)	(48)	(60)
Commercial real estate — investor	(12)	7	—	(37)	—	2	2
Real estate construction	—	—	—	—	1	1	—
Commercial real estate lending	(8)	5	—	(25)	—	1	2
Total commercial	(35)	(20)	(23)	(40)	(41)	(28)	(35)
Residential mortgage	(1)	(1)	(1)	(1)	—	—	—
Auto finance	(26)	(26)	(19)	(24)	(35)	(27)	(27)
Home equity	20	14	26	15	14	12	8
Other consumer	(223)	(145)	(216)	(221)	(232)	(208)	(148)
Total consumer	(10)	(7)	(8)	(10)	(13)	(9)	(7)
Total net (charge offs) recoveries	(25)	(15)	(18)	(29)	(30)	(21)	(25)
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $775 million, or 3%, from December 31, 2023, and decreased $202 million, or 1%, from September 30, 2023. The increase from December 31, 2023 was primarily due to growth in commercial and industrial lending and auto finance, partially offset by a decrease in real estate construction lending. The decrease from September 30, 2023 was driven by decreases in residential mortgage lending resulting from the Corporation's balance sheet repositioning and CRE - investor lending, partially offset by growth in auto finance and commercial and industrial lending. See also Note 6 Loans of the notes to consolidated financial statements for additional information on loans.
•Total nonaccrual loans decreased $21 million, or 14%, from December 31, 2023, and decreased $40 million, or 24%, from September 30, 2023. The decreases from both December 31, 2023 and September 30, 2023 were driven by decreases in nonaccrual loans within commercial and industrial lending, partially offset by increases within CRE - investor lending and CRE - owner occupied lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs increased $23 million from September 30, 2023, primarily driven by increases within commercial and industrial lending and CRE - investor lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at September 30, 2024.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Sep 30, 2024		Jun 30, 2024		Mar 31, 2024		Dec 31, 2023		Sep 30, 2023
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,857,421	17%	$5,815,045	18%	$6,254,135	19%	$6,119,956	18%	$6,422,994	20%
Savings	5,072,508	15%	5,157,103	16%	5,124,639	15%	4,835,701	14%	4,836,735	15%
Interest-bearing demand	8,605,578	26%	8,284,017	25%	8,747,127	26%	8,843,967	26%	7,528,154	23%
Money market	6,095,206	18%	6,294,895	19%	6,721,674	20%	6,330,453	19%	7,268,506	23%
Brokered CDs	4,242,670	13%	4,061,578	12%	3,931,230	12%	4,447,479	13%	3,351,399	10%
Other time deposits	3,680,914	11%	3,078,401	9%	2,934,352	9%	2,868,494	9%	2,715,538	8%
Total deposits	$33,554,298	100%	$32,691,039	100%	$33,713,158	100%	$33,446,049	100%	$32,123,326	100%
Other customer funding(a)	110,988		89,524		90,536		106,620		151,644
Total deposits and other customer funding	$33,665,286		$32,780,564		$33,803,694		$33,552,669		$32,274,971
Network transaction deposits(b)	$1,566,908		$1,502,919		$1,792,820		$1,566,139		$1,649,389
Net deposits and other customer funding(c)	27,855,707		27,216,066		28,079,644		27,539,051		27,274,183
Time deposits of more than $250,000	742,734		546,586		543,469		522,626		533,853
(a) Includes repurchase agreements.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.
•Total deposits, which are the Corporation's largest source of funds, increased $108 million from December 31, 2023, and increased $1.4 billion, or 4%, from September 30, 2023. The increase from September 30, 2023 was largely driven by increases in interest-bearing demand, other time deposits and brokered CDs, partially offset by decreases in money market and noninterest-bearing demand deposits.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 22.3% of total deposits at September 30, 2024, compared to 22.7% at December 31, 2023 and 22.6% at September 30, 2023.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2024, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of September 30, 2024, the Bank had $6.2 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2024, the Bank had $3.0 billion available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which there was none outstanding as of September 30, 2024.

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
The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits:
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Federal Reserve Bank balance	$405,776	$482,362	$419,554	$421,848	$314,287
Available FHLB Chicago capacity	6,164,539	5,184,341	7,035,768	5,985,385	5,377,628
Available Federal Reserve Bank discount window capacity	2,981,211	2,336,073	1,438,992	1,433,655	1,335,938
Available BTFP capacity	—	—	—	522,465	618,829
Funding available within one business day(a)	9,551,527	8,002,776	8,894,314	8,363,353	7,646,682
Available federal funds lines	1,401,000	1,406,000	1,495,000	1,550,000	2,518,000
Available brokered deposits capacity(b)	520,809	679,089	446,513	138,512	1,240,488
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$12,473,336	$11,087,865	$11,835,827	$11,051,865	$12,405,170
Uninsured and uncollateralized deposits	$7,492,684	$7,174,369	$7,710,911	$7,586,047	$7,269,248
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	127%	112%	115%	110%	105%
Coverage ratio of uninsured and uncollateralized deposits with total funding	166%	155%	153%	146%	171%
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
For the nine months ended September 30, 2024, net cash provided by operating and financing activities was $373 million and $843 million, respectively, while net cash used in investing activities was $1.2 billion, for a net increase in cash and cash equivalents of $43 million since year-end 2023. At September 30, 2024, assets of $42.2 billion increased $1.2 billion, or 3%, from year-end 2023, primarily due to loan growth and increases in AFS securities. On the funding side, deposits of $33.6 billion increased $108 million from year-end 2023, short-term funding increased $590 million, or 181%, and other long-term funding increased $303 million, or 56%, the latter primarily driven by the Corporation's issuance of senior notes in August 2024.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at September 30, 2024.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first nine months of 2024.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Sep 30, 2024		Dec 31, 2023
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.6%	1.5%	1.9%	2.2%
200 bp increase in interest rates	2.9%	2.7%	3.8%	4.3%
100 bp decrease in interest rates	(1.0)%	(0.7)%	(1.3)%	(1.5)%
200 bp decrease in interest rates	(2.0)%	(1.4)%	(2.6)%	(3.1)%
At September 30, 2024, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Sep 30, 2024	Dec 31, 2023
Instantaneous Rate Change
100 bp increase in interest rates	(9.8)%	(10.1)%
200 bp increase in interest rates	(20.1)%	(20.1)%
100 bp decrease in interest rates	8.7%	9.7%
200 bp decrease in interest rates	16.4%	18.5%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at September 30, 2024, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$7,781,871	$127,168	$14,540	$5	$7,923,584
Short-term funding	8	917,028	—	—	—	917,028
FHLB advances	8	1,103,149	604,912	204,707	525	1,913,294
Other long-term funding	8	258,187	182	46	585,927	844,342
Operating leases	16	5,650	10,233	7,680	7,160	30,723
Total		$10,065,886	$742,495	$226,972	$593,617	$11,628,970
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At September 30, 2024, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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

Table 18 Capital Ratios

	YTD		Quarter Ended
($ in thousands)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Risk-based capital(a)
CET1			$3,238,155	$3,172,298	$3,088,613	$3,074,938	$3,197,445
Tier 1 capital			3,432,267	3,366,410	3,282,725	3,269,050	3,391,557
Total capital			4,117,632	4,042,812	3,957,879	3,997,205	4,103,998
Total risk-weighted assets			33,326,479	32,767,830	32,753,344	32,732,710	33,497,484
Modified CECL transitional amount			22,425	22,425	22,425	44,851	44,851
CET1 capital ratio			9.72%	9.68%	9.43%	9.39%	9.55%
Tier 1 capital ratio			10.30%	10.27%	10.02%	9.99%	10.12%
Total capital ratio			12.36%	12.34%	12.08%	12.21%	12.25%
Tier 1 leverage ratio			8.49%	8.37%	8.24%	8.06%	8.42%
Selected equity and performance ratios
Total stockholders’ equity / total assets			10.46%	10.19%	10.13%	10.18%	9.91%
Dividend payout ratio(b)	36.07%	35.80%	39.29%	29.33%	42.31%	N/M	39.62%
Return on average assets	0.93%	0.91%	0.85%	1.13%	0.80%	(0.87)%	0.80%
Annualized noninterest expense / average assets	1.93%	1.90%	1.93%	1.92%	1.95%	2.30%	1.90%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2024.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
($ in thousands)	Sep 30, 2024	Sep 30, 2023	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2023	Sep 30, 2023
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets			7.50%	7.18%	7.08%	7.11%	6.88%
Return on average equity	9.00%	8.91%	8.09%	11.16%	7.81%	(8.74)%	7.99%
Return on average tangible common equity	12.99%	13.07%	11.52%	16.25%	11.31%	(13.13)%	11.67%
Return on average CET1	11.77%	11.41%	10.53%	14.54%	10.27%	(11.85)%	10.08%
Return on average tangible assets	0.97%	0.95%	0.89%	1.18%	0.84%	(0.88)%	0.84%
Average stockholders' equity / average assets	10.29%	10.16%	10.46%	10.14%	10.26%	9.97%	10.06%
Tangible common equity reconciliation(a)
Common equity			$4,219,125	$4,048,225	$3,974,561	$3,979,861	$3,933,531
Goodwill and other intangible assets, net			(1,138,855)	(1,141,058)	(1,143,261)	(1,145,464)	(1,147,666)
Tangible common equity			$3,080,269	$2,907,167	$2,831,300	$2,834,398	$2,785,865
Tangible assets reconciliation(a)
Total assets			$42,210,815	$41,623,908	$41,137,084	$41,015,855	$41,637,381
Goodwill and other intangible assets, net			(1,138,855)	(1,141,058)	(1,143,261)	(1,145,464)	(1,147,666)
Tangible assets			$41,071,960	$40,482,850	$39,993,824	$39,870,392	$40,489,715
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$4,032,375	$3,913,850	$4,136,615	$3,972,092	$3,987,269	$3,926,452	$3,937,940
Goodwill and other intangible assets, net	(1,142,331)	(1,151,039)	(1,140,060)	(1,142,368)	(1,144,588)	(1,146,677)	(1,148,951)
Tangible common equity	2,890,045	2,762,811	2,996,555	2,829,725	2,842,681	2,779,775	2,788,989
Modified CECL transitional amount	22,425	44,851	22,425	22,425	22,425	44,851	44,851
Accumulated other comprehensive loss	200,701	270,989	172,711	241,634	188,067	286,402	302,043
Deferred tax assets, net	20,136	27,853	23,564	24,506	12,303	26,580	27,694
Average CET1	$3,133,307	$3,106,504	$3,215,255	$3,118,290	$3,065,475	$3,137,608	$3,163,577
Average tangible assets reconciliation(a)
Total assets	$41,086,156	$40,419,166	$41,389,711	$41,100,606	$40,769,206	$41,330,703	$41,075,980
Goodwill and other intangible assets, net	(1,142,331)	(1,151,039)	(1,140,060)	(1,142,368)	(1,144,588)	(1,146,677)	(1,148,951)
Tangible assets	$39,943,825	$39,268,127	$40,249,651	$39,958,238	$39,624,617	$40,184,026	$39,927,029
Adjusted net income reconciliation(b)
Net income	$284,760	$273,762	$88,018	$115,573	$81,169	$(90,806)	$83,248
Other intangible amortization, net of tax	4,956	4,956	1,652	1,652	1,652	1,652	1,652
Adjusted net income	$289,716	$278,718	$89,670	$117,225	$82,821	$(89,154)	$84,900
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$276,135	$265,137	$85,143	$112,698	$78,294	$(93,681)	$80,373
Other intangible amortization, net of tax	4,956	4,956	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity	$281,091	$270,093	$86,795	$114,350	$79,946	$(92,029)	$82,025
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	61.33%	58.17%	61.46%	61.51%	61.03%	132.01%	60.06%
Fully tax-equivalent adjustment	(0.70)%	(0.84)%	(0.69)%	(0.71)%	(0.71)%	(3.29)%	(0.89)%
Other intangible amortization	(0.68)%	(0.67)%	(0.67)%	(0.68)%	(0.69)%	(1.21)%	(0.69)%
Fully tax-equivalent efficiency ratio	59.96%	56.67%	60.11%	60.12%	59.63%	127.54%	58.50%
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

Sequential Quarter Results
The Corporation reported net income of $88 million for the third quarter of 2024, compared to net income of $116 million for the second quarter of 2024, the decrease primarily due to an income tax benefit recorded during the second quarter of 2024. Net income available to common equity was $85 million for the third quarter of 2024, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2024 was $113 million, or $0.75 for basic earnings per common share and $0.74 for diluted earnings per common share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2024 was $266 million, $6 million, or 2%, higher than the second quarter of 2024. The net interest margin in the third quarter of 2024 was up 3 bp to 2.78%. Average earning assets increased $193 million, or 1%, to $38.2 billion in the third quarter of 2024. Average loans increased $55 million, primarily driven by growth within the auto finance portfolio, partially offset by a decrease in commercial lending. On the funding side, average total interest-bearing deposits increased $751 million, or 3%, driven primarily by increases in time deposits and interest-bearing demand deposits, partially offset by a decrease in money market deposits. Average FHLB advances decreased $682 million, or 28%, largely due to the increase in average deposits (see Table 2).
The provision for credit losses was $21 million for the third quarter of 2024 and $23 million for the second quarter of 2024 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2024 was $67 million, up $2 million, or 3% from the second quarter of 2024, largely driven by an increase in fee based revenue (see Table 3).
Noninterest expense for the third quarter of 2024 was $201 million, up $5 million, or 2%, from the second quarter of 2024, driven primarily by an increase in other expense (see Table 4).
For the third quarter of 2024, the Corporation recognized income tax expense of $20 million, compared to an income tax benefit of $13 million for the second quarter of 2024. See section Income Taxes for a more detailed discussion.
Comparable Quarter Results
The Corporation reported net income of $88 million for the third quarter of 2024, compared to net income of $83 million for the third quarter of 2023. Net income available to common equity was $85 million for the third quarter of 2024, or $0.56 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2023 was $80 million, or $0.53 for both basic and diluted earnings per share (see Table 1).
Fully tax-equivalent net interest income for the third quarter of 2024 was $266 million, $7 million, or 3%, higher than the third quarter of 2023. The net interest margin between the comparable quarters was up 7 bp, to 2.78% in the third quarter of 2024. The increases in net interest income and net interest margin were due to a mix shift in earning assets resulting in earning asset income growing by more than the growth of interest-bearing liability costs. Average earning assets increased $115 million to $38.2 billion in the third quarter of 2024. Average loans decreased $251 million, or 1%, primarily driven by a decrease in residential mortgage lending, partially offset by an increase in auto finance lending. On the funding side, average interest-bearing deposits increased $2.0 billion, or 8%, from the third quarter of 2023, due to increases in nearly all deposit categories, partially offset by a decrease in money market deposits. Average short and long-term funding decreased $1.1 billion, or 26%, primarily driven by lower FHLB advances (see Table 2).
The provision for credit losses was $21 million for the third quarter of 2024, compared to a provision of $22 million for the third quarter of 2023 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2024 was $67 million, up approximately $642,000, or 1%, compared to the third quarter of 2023 (see Table 3).
Noninterest expense for the third quarter of 2024 was $201 million, up $4 million, or 2%, from the third quarter of 2023, driven primarily by an increase in personnel expense (see Table 4).
The Corporation recognized income tax expense of $20 million for the third quarter of 2024, compared to income tax expense of $19 million for the third quarter of 2023. See section Income Taxes for a more detailed discussion.

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
Table 20 Selected Segment Financial Data

	Three Months Ended Sep 30,			Nine Months Ended Sep 30,
($ in thousands)	2024	2023	% Change	2024	2023	% Change
Corporate and Commercial Specialty
Total revenue	$193,054	$177,776	9%	$563,761	$520,919	8%
Provision for credit losses	17,009	14,066	21%	48,930	41,523	18%
Noninterest expense	65,415	63,265	3%	197,159	186,521	6%
Income tax expense	20,999	19,293	9%	59,845	54,104	11%
Net income	89,630	81,152	10%	257,827	238,772	8%
Average earning assets	17,793,940	17,623,399	1%	17,742,342	17,394,620	2%
Average loans	17,778,104	17,615,560	1%	17,732,396	17,379,628	2%
Average deposits	8,677,231	8,828,634	(2)%	8,867,209	9,101,585	(3)%
Average allocated capital (Average CET1)(a)	1,735,937	1,719,303	1%	1,724,583	1,712,292	1%
Return on average allocated capital(a)	20.54%	18.73%	181 bp	19.97%	18.64%	133 bp
Community, Consumer, and Business
Total revenue	$218,445	$220,709	(1)%	$649,848	$623,573	4%
Provision for credit losses	5,195	7,381	(30)%	17,611	21,467	(18)%
Noninterest expense	115,656	108,127	7%	333,711	328,790	1%
Income tax expense	20,495	22,092	(7)%	62,691	57,396	9%
Net income	77,099	83,109	(7)%	235,835	215,920	9%
Average earning assets	11,325,394	11,737,319	(4)%	11,247,468	11,496,144	(2)%
Average loans	11,325,394	11,737,319	(4)%	11,247,468	11,496,144	(2)%
Average deposits	18,593,935	18,224,072	2%	18,336,007	18,137,460	1%
Average allocated capital (Average CET1)(a)	750,251	750,454	—%	743,677	731,484	2%
Return on average allocated capital(a)	40.88%	43.94%	N/M	42.36%	39.47%	N/M
Risk Management and Shared Services
Total revenue	$(81,768)	$(77,663)	5%	$(239,284)	$(164,126)	46%
Provision for credit losses	(1,213)	496	N/M	1,459	(975)	N/M
Noninterest expense	19,526	24,814	(21)%	63,245	58,980	7%
Income tax (benefit)	(21,370)	(21,959)	(3)%	(95,085)	(41,202)	131%
Net (loss)	(78,711)	(81,013)	(3)%	(208,902)	(180,929)	15%
Average earning assets	9,071,183	8,714,890	4%	8,939,209	8,523,182	5%
Average loans	530,589	531,731	—%	548,082	517,609	6%
Average deposits	6,049,659	4,949,087	22%	5,870,119	3,818,115	54%
Average allocated capital (Average CET1)(a)	729,067	693,819	5%	665,047	662,728	—%
Return on average allocated capital(a)	(44.52)%	(47.97)%	N/M	(43.69)%	(38.24)%	N/M
Consolidated Total
Total revenue	$329,730	$320,823	3%	$974,325	$980,366	(1)%
Return on average allocated capital(a)	10.53%	10.08%	45 bp	11.77%	11.41%	36 bp
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
•Total revenue increased $15 million from the three months ended September 30, 2023, and increased $43 million from the nine months ended September 30, 2023, primarily attributable to higher loan volumes and interest rates driving net interest income higher.
•Noninterest expense increased $11 million from the nine months ended September 30, 2023, primarily due to higher personnel costs.
•Average loans increased $163 million from the three months ended September 30, 2023, and increased $353 million from the nine months ended September 30, 2023, primarily driven by growth in commercial and business lending and residential mortgage lending.
•Average deposits decreased $151 million from the three months ended September 30, 2023, and decreased $234 million from the nine months ended September 30, 2023, driven by decreases in noninterest-bearing demand deposits and money market deposits, partially offset by an increase in interest-bearing demand deposits.
The Community, Consumer, and Business segment consists of lending and deposit solutions to individuals and small to mid-sized businesses.
•Total revenue increased $26 million from the nine months ended September 30, 2023, primarily attributable to receiving net FTP credit for providing funding for the Corporation and higher interest rates.
•Average loans decreased $412 million from the three months ended September 30, 2023, and decreased $249 million from the nine months ended September 30, 2023, driven by a decrease in residential mortgage lending resulting from the Corporation's balance sheet repositioning, partially offset by an increase in auto finance lending.
•Average deposits increased $370 million from the three months ended September 30, 2023, and increased $199 million from the nine months ended September 30, 2023, driven by increases in time deposits and savings deposits, partially offset by decreases in noninterest-bearing demand deposits and money market deposits.
The Risk Management and Shared Services segment includes key shared Corporate functions, Parent Company activity, intersegment eliminations, and residual revenues and expenses.
•Total revenue decreased $75 million from the nine months ended September 30, 2023, primarily driven by increased interest expense.
•Average earning assets increased $356 million from the three months ended September 30, 2023, and increased $416 million from the nine months ended September 30, 2023, primarily driven by higher balances of AFS investment securities in the portfolio.
•Average deposits increased $1.1 billion from the three months ended September 30, 2023, and increased $2.1 billion from the nine months ended September 30, 2023, primarily driven by increases in brokered CDs and network deposits, partially offset by a decrease in money market deposits.
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

Recent Developments
On October 29, 2024, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.23 per common share, payable on December 16, 2024, to shareholders of record at the close of business on December 2, 2024. This is an increase of $0.01 from the previous quarterly dividend of $0.22 per common share.
The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on December 16, 2024, to shareholders of record at the close of business on December 2, 2024.
The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on December 16, 2024, to shareholders of record at the close of business on December 2, 2024.

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
As of September 30, 2024, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2024.
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
During the third quarter of 2024, the Corporation repurchased approximately $347,000 of common stock, all of which were repurchases related to tax withholding on equity compensation with no open market repurchases during the quarter. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2024 - July 31, 2024	6,764	$22.91	—
August 1, 2024 - August 31, 2024	8,396	21.94	—
September 1, 2024 - September 30, 2024	377	21.27	—
Total	15,537	$22.35	—	2,848,494
(a) During the third quarter of 2024, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2021 authorization.
(b) At September 30, 2024, there remained $61 million authorized to be repurchased under the Board of Directors' 2021 $100 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on September 30, 2024.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended September 30, 2024, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (4), Form of Global Note dated as of August 29, 2024 representing $300,000,000 6.455% Fixed Rate / Floating Rate Senior Notes Due 2030, incorporated by reference to Exhibit 4.1 of the Corporation's Current Report on Form 8-K dated August 26, 2024.

Exhibit (10), Retirement Agreement between Associated Banc-Corp and Tammy C. Stadler, dated July 26, 2024.
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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: October 29, 2024	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: October 29, 2024	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: October 29, 2024	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer