Form 10-K
period 2024-12-31
ASSOCIATED BANC-CORP
filed 2025-02-12
CIK 7789

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☐        No  ☑
As of June 30, 2024, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,150,869,057. This excludes $38,239,128 of market value representing the outstanding shares of the registrant owned by all directors and officers who may be deemed affiliates. This includes $58,526,090 of market value representing 1.84% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of January 31, 2025, 166,245,596 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 29, 2025 are incorporated by reference in this Form 10-K into Part III.

Auditor Name:    KPMG LLP            Auditor Location:    Chicago, Illinois            Auditor Firm ID:    185

ASSOCIATED BANC-CORP
2024 Form 10-K Table of Contents

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

2020 Plan	2020 Incentive Compensation Plan
ABL	Asset-Based Lending
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ADC	Acquisition, Development, or Construction
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
ATM	Automated Teller Machine
ATR	Ability-to-Repay
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
BHC Act	Bank Holding Company Act of 1956, as amended
bp	basis point(s)
BSA	Bank Secrecy Act
BTFP	Bank Term Funding Program
CAMELS	Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity
CAN-SPAM Act	Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003
CCPA	California Consumer Privacy Act
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFT	Countering the Financing of Terrorism
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CMO	Collateralized Mortgage Obligation
CPRA	California Privacy Rights Act
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRO	Chief Risk Officer
CRG	Colleague Resource Group
DEI	Diversity, Equity and Inclusion
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	Department of Justice

DOL	Department of Labor
DTAs	Deferred Tax Assets
DTI	Debt-to-Income
EAR	Earnings at Risk
ECOA	Equal Credit Opportunity Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EFTA	Electronic Funds Transfer Act
ERC	Enterprise Risk Committee of the Corporation's Board of Directors
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act
FDI Act	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	Board of Governors of the Federal Reserve System
Fitch	Fitch Ratings
FFELP	Federal Family Education Loan Program
FFIEC	Federal Financial Institutions Examination Council
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO Score	Fair Isaac Corporation score, a broad-based risk score to aid in credit decisions
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTC	Federal Trade Commission
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
GLBA	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
HVCRE	High Volatility Commercial Real Estate
IDI	Insured Depository Institution
LLC	Limited Liability Company
LMI	Low- to Moderate-Income
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
Moody's	Moody's Investors Service
MSAs	Mortgage Servicing Assets
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAICS	North American Industry Classification System
NDAA	National Defense Authorization Act

Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
NSF	Non-sufficient funds
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased Credit Deteriorated
PCI-DSS	Payment Card Industry Data Security Standard
QMs	Qualified Mortgages
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
REIT	Real Estate Investment Trust
Repurchase Agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
S&P	Standard & Poor's
SAR	Suspicious Activity Report
SBA	Small Business Administration
SBNY	Signature Bank
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SMS	Short Message Service
SOFR	Secured Overnight Finance Rate
SVB	Silicon Valley Bank
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
TCPA	Telephone Consumer Protection Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act

Special Note Regarding Forward-Looking Statements
This document, including the documents that are incorporated by reference, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Exchange Act. You can identify forward-looking statements by words such as "believe," "expect," "anticipate," "plan," "estimate," "should," "intend," "target," "outlook," "project," "guidance," "forecast," or similar expressions. You should read statements that contain these words carefully because they discuss our future expectations or state other "forward-looking" information. Such forward-looking statements may relate to our financial condition, results of operations, plans, objectives, future performance, or business and are based upon the beliefs and assumptions of our management and the information available to our management at the time these disclosures are prepared. These forward-looking statements involve risks and uncertainties that we may not be able to accurately predict or control and our actual results may differ materially from those we described in our forward-looking statements. Shareholders should be aware that the occurrence of the events discussed under the heading Risk Factors in this document, and in the information incorporated by reference herein, could have an adverse effect on our business, results of operations, and financial condition. These factors, many of which are beyond our control, include the following.
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
•Our allowance for credit losses on loans may be insufficient.
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
•Compliance with the rapidly evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
•Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.
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
•Failure to appropriately administer or manage our investment management and asset servicing businesses properly could put the related earnings at risk.
•Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact our business.
•Severe weather, natural disasters, public health issues, civil unrest, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
•Increasing, complex, evolving and conflicting regulatory, stakeholder, and other third-party expectations on ESG and DEI matters could adversely affect our reputation, our access to capital and the market price of our securities.
Strategic and External Risks
•Our earnings are significantly affected by the fiscal and monetary policies of the federal government and its agencies.
•Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
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
•The failures of several larger banks in 2023 triggered volatility in the banking sector and resulted in agency rulemaking activities and changes in agency policies and priorities that have subjected midsize and larger financial institutions, including the Corporation and the Bank, to enhanced government regulation and supervision.
•We could continue to experience adjustments in FDIC insurance assessments.

•Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business.
•The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with such initiatives may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
•The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.
•We may experience unanticipated losses as a result of residential mortgage loan repurchase or reimbursement obligations under agreements with secondary market purchasers.
•Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and have become subject to increased supervisory scrutiny.
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
•Loss of key colleagues may disrupt relationships with certain customers.
PART I

ITEM 1.	Business
General
Associated Banc-Corp is a bank holding company registered pursuant to the BHC Act. Our bank subsidiary, Associated Bank, traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Federal Reserve to acquire three banks. At December 31, 2024, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Milwaukee, Wisconsin, and 12 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our three-state branch footprint (Wisconsin, Illinois, and Minnesota) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2024, we are the largest bank holding company headquartered in Wisconsin.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 188 banking branches as of December 31, 2024, serving more than 100 communities, primarily within our three-state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.
See Note 20 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.

We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.
Human Capital Matters
We are very fortunate to have a team of approximately 4,000 colleagues at December 31, 2024 who are capable, determined and empowered to drive our company forward. None of our colleagues are represented by unions.
We believe attracting and retaining talent in a highly competitive candidate market fuels our ability to serve our customers and support our communities. We are focused on sourcing talent from all backgrounds through engagement with workforce development programs, partnerships with various organizations, and active campus recruitment. As a result, we were able to hire over 650 external candidates in 2024. At the same time, in 2024, we had low voluntary turnover of 12% while 21% of colleagues advanced their careers at the Corporation through nearly 850 internal promotions or lateral moves. At December 31, 2024, the average tenure of our workforce was 8.8 years while the average tenure of our executive leadership team was 11.0 years.
Through internal and external training and development programs, we aim to help our colleagues improve their skills so they can achieve their career goals and transition to more challenging roles.
•Beginning in 2024, the Corporation initiated quarterly progress reviews for all colleagues designed to enhance colleague development, growth, and performance through consistent coaching and feedback.
•In 2024, we introduced significant training and resources for development and career planning to include new leadership development programs and workshops for both leaders and colleagues.
•During 2024, we completed over 330 individual career coaching sessions and offered nearly 70 hours of training to assist colleagues in creating meaningful performance and development objectives.
By strengthening our workforce and providing opportunities for colleagues to apply their talent and grow as professionals, we strive to foster pride in working for Associated and to be recognized as the employer of choice among Midwestern financial services firms.
Colleague engagement is a focus for our company. During 2024, 91% of our colleagues provided feedback through an annual workplace survey conducted by a third-party on key topics related to the overall health and culture of the organization. The survey respondent percentage is well above the average response rate for commercial banks. For the eighth year in a row, we received more than 8,000 colleague comments, including more than 10,000 in 2024, which we believe demonstrates that colleagues are interested in, and comfortable with, sharing candid feedback.
We are pleased to support total health and well-being through a variety of benefits, programs, activities, and educational opportunities throughout the year. Our dedicated Total Well-being team provides free and confidential health coaching while a 24/7/365 Employee Assistance Program (EAP) provides access to complimentary counseling services, financial coaching, and a variety of additional resources to support the unique needs of our colleagues and their families (e.g. elder, adult, child, family support and legal services). Additionally, our comprehensive Total Well-being platform provides all colleagues with an opportunity to earn incentives throughout the year for participating in activities, challenges, and educational opportunities. As of December 31, 2024:
•Over 2,700 colleagues and spouses participated in an annual wellness visit with a primary care provider.
•Nearly 1,650 colleagues received a well-being reimbursement for the purchase of items such as gym memberships, home fitness equipment, and/or fitness tracking devices. The total value for well-being reimbursements was over $300,000.
•Over 1,300 colleagues earned incentives through our Total Well-being program totaling over $160,000.
We regularly review our pay and benefits programs so that we are offering a total rewards package (including salary, incentives, benefits, and well-being opportunities) that we believe is fair, equitable, and competitive in our marketplace.
We believe our success begins and ends with people. For this reason, fostering a culture where people feel valued, respected, and comfortable sharing ideas and perspectives is a core focus of the Corporation. Our culture is anchored in the belief that we are better together, and great ideas can come from anywhere in the Corporation.
We are committed to nurturing an inclusive culture that is centered around providing equal opportunity to our colleagues (regardless of background), responding to community and customer needs, and producing exceptional values for our shareholders. Business lines are focused on fostering a culture of belonging and inclusion among our colleagues in support of equal opportunity. Our efforts are supported by the work of our seven CRGs. These groups, which are open to all employees, are centered on development and colleague growth. Our CRG members contribute to discussions around workforce development, workplace culture, policies and programs, and marketplace practices.
•Since inception of the CRG mentorship program in 2022, the program has logged over 3,400 self-reported hours as of December 31, 2024.
•During 2024, CRGs hosted more than 100 events that focused on support of our business strategy, professional development, talent recruitment, and community involvement.
Our commitment to our communities goes beyond providing banking services. We use our expertise and financial resources to support communities in accordance with the CRA requirements.These initiatives and investments create opportunities for individuals, families, and businesses to fully participate in and share the rewards of building economic stability in our communities.
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
Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally-chartered trust company subsidiary are regulated, supervised and examined by the OCC. The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiary. As part of this authority, Associated Bank and our trust company subsidiary are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks according to a set fee schedule. On November 27, 2024, the OCC published its assessment rates for the 2025 calendar year. The OCC increased the marginal rates in the general assessment fee schedule for banks with assets above $40 billion, such as Associated Bank, by 16 percent and all other marginal rates in the general assessment fee schedule by 2.65 percent to account for inflation.
Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC. Additionally, under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.
We are also subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has the authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB also has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. For additional information, please refer to Item 1— Business — Supervision and Regulation — Consumer Financial Services Regulations.
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
Corporate and risk governance oversight is a core supervisory function of the federal banking agencies, including the OCC. National banks with at least $50 billion in total assets are subject to prescribed standards for the implementation of risk governance frameworks addressing credit risk, interest rate risk, liquidity risk, price risk, operational risk, compliance risk, strategic risk, and reputation risks. Additionally, on October 11, 2023, the FDIC issued a proposed rule and guidelines that would require all FDIC-supervised IDIs with total assets of $10 billion or more to adopt heightened corporate governance and risk management standards pursuant to which covered institutions would be required to develop and implement a comprehensive and independent risk management function and effective programs for internal controls, risk management, and audits. As of December 31, 2024, the proposed rule has not been adopted. As a result of the change in the Administration and based on recent statements from Travis Hill, the new Acting Chairman of the FDIC, the proposed rule is unlikely to be adopted as proposed and the prospects and timing for a re-proposal by the FDIC are not certain at this time.
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
On July 25, 2024, the federal banking agencies, including the OCC, issued a joint statement on banks’ arrangements with third parties to deliver bank deposit products and services. The joint statement identifies potential risks related to arrangements between banks and third parties to deliver bank deposit products and services to customers and provides examples of risk management practices to manage such risks.
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
On September 17, 2024, the FDIC, the OCC and the DOJ, each announced new rules and policy statements impacting their bank merger review processes.
Among these actions, the FDIC approved a final statement of policy on bank merger transactions and the OCC approved a final rule updating the agency’s regulations for business combinations involving national banks and federal savings associations. The OCC’s final rule modifies its procedures for reviewing bank merger applications under the Bank Merger Act applications, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC’s final rule also includes a new policy statement that addresses the substantive standards that it will use to evaluate bank merger applications, including indicators that point in favor of likely approval or rejection. The FDIC's statement of policy adopts a principles-based approach and clarifies its policies and expectations in the evaluation of bank merger transactions subject to FDIC approval under the Bank Merger Act. However, Acting FDIC Chairman Travis Hill has indicated the possibility of withdrawing the new statement of policy, and it is unclear whether the OCC under anticipated new leadership will reconsider its new regulation and policy statement.
Concurrent with the FDIC and OCC announcements, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum.
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
Holding Company Dividends
In addition, the Corporation and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Under the Dodd-Frank Act and the requirements of the Federal Reserve, the Parent Company, as a bank holding company, is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, consistent with its “source of strength” policy, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
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
The Federal Reserve, the OCC and the FDIC have adopted risk-based capital regulations implementing certain provisions of the Dodd-Frank Act and Basel III. The agencies’ previous capital regulations were amended in 2013 following the enactment of the Dodd-Frank Act to strengthen the components of regulatory capital, increase risk-based capital requirements, and make selected changes to the calculation of risk-weighted assets. In general, subject to certain exceptions as discussed further below, minimum capital standards established under the risk-based capital regulations include a CET1 capital to risk-weighted assets ratio of 4.5 percent, a Tier 1 capital to risk-weighted assets ratio of 6.0 percent, a total capital to risk-weighted assets ratio of 8.0 percent, and a Tier 1 capital to adjusted average total assets leverage ratio of 4.0 percent. In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (for example, recourse obligations, direct credit substitutes and residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. CET1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as CET1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (CET1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the ACL limited to a maximum of 1.25 percent of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
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
On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017. The proposed rule, which would not apply to the Corporation and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets. On September 10, 2024, Michael Barr, the Vice Chair for Supervision of the Federal Reserve, stated his intention to recommend to the Federal Reserve Board that the Federal Reserve re-propose a rule to implement the final components of the Basel III standards; however the federal banking agencies have not agreed on the issuance of a re-proposal and, in consideration of the new Administration and the expected changes in the leadership of the agencies, including a new Vice Chair for Supervision of the Federal Reserve, the prospects and timing for further rulemaking on these matters are uncertain at this time.

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
Current Expected Credit Loss Treatment
Under the current CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The federal banking regulators have issued two final rules providing financial institutions with the option to delay the estimated impact on regulatory capital stemming from the CECL model. The two final rules, taken together, provided financial institutions with the option to mitigate the estimated capital effects of the CECL model for two years followed by a three-year phase-in period. The Corporation elected to utilize the Capital Transition Relief in 2020 as permitted under applicable regulations, and the three-year transition period described above commenced in 2022.
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
“Well-capitalized” institutions may generally operate without supervisory restriction. “Adequately capitalized” institutions cannot normally pay dividends or make any capital contributions that would leave them undercapitalized; they cannot pay a management fee to a controlling person if, after paying the fee, they would be undercapitalized; and they cannot accept, renew or roll over any brokered deposit unless the bank has applied for and been granted a waiver by the FDIC.
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
At December 31, 2024, the Bank satisfied the capital requirements necessary to be deemed “well-capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
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
In 2022, the FDIC adopted a final rule, applicable to all IDIs, to increase base deposit insurance assessment rate schedules uniformly by 2 bp beginning in the first quarterly assessment period of 2023. The increase was instituted to account for extraordinary growth in insured deposits during the first and second quarters of 2020, which caused a substantial decrease in the DIF reserve ratio. The new assessment rate schedules are expected to remain in effect until the DIF reserve ratio meets or exceeds 2 percent. At December 31, 2024, our estimated level of uninsured deposits was $15.5 billion. The Corporation’s assessment rate for FDIC was approximately 10 bp for 2024.
Further, in 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of SVB and SBNY. Under the final rule, the assessment base for an IDI is equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC started collecting the special assessment at an annual rate of 13.4 bp beginning with the first quarterly assessment period of 2024. The FDIC is anticipated to collect special assessments for the total of eight quarterly assessment periods. Because the estimated loss is periodically adjusted, the FDIC may end the collection early, extend the special assessment period beyond the initial eight-quarter collection period or impose a one-time final shortfall special assessment.
The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is also authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition.

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
Brokered Deposits
Section 29 of the FDI Act and FDIC regulations thereunder limit the ability of an IDI, such as the Bank, to accept, renew or roll over brokered deposits unless the institution is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as "brokered" may result in the imposition of higher deposit assessments on such deposits. As mandated by the Economic Growth Act, the FDIC adopted a final rule in February 2019 to include a limited exception for reciprocal deposits for FDIC-IDIs that are well-rated and well-capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, qualified FDIC-IDIs, like the Bank, are able to except from treatment as "brokered" deposits up to $5 billion or 20 percent of the institution's total liabilities in reciprocal deposits (which is defined as deposits received by a financial institution through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the institution in other network member banks).
Associated Bank is currently subject to the FDIC's regulatory framework for brokered deposits. Notable aspects of that framework include the following: (1) standards for determining whether an entity meets the statutory definition of "deposit broker"; (2) the enumeration of several business relationships in which the agent of nominee is automatically not deemed to be a "deposit broker" because their primary purpose is not the placement of funds with depository institutions (the "primary purpose exception"); (3) an application process for entities that seek to rely upon the "primary purpose exception" to the "deposit broker" definition, but do not qualify as one of the identified business relationships to which the exception is automatically applicable; (4) notice requirements for certain designated business exceptions; (5) a waiver process applicable to “adequately capitalized” banks seeking to accept, renew or rollover brokered deposits; and (6) additional terms and standards further implementing the limited statutory exception for reciprocal deposits noted above.
On July 30, 2024, the FDIC issued a proposed rule that would significantly revise the existing brokered deposits regulation as outlined above. Among other things, the proposed rule would broaden the scope of deposits that IDIs would be required to classify as brokered and narrow the exception to the definition of the term “deposit broker,” which would result in more deposits being classified as brokered deposits. As a result of the new Administration based on recent statements from the new Acting Chairman of the FDIC, the proposed rule is unlikely to be adopted as proposed and the prospects and timing for any re-proposal or supervisory action in this area remain uncertain at this time.
Transactions with Affiliates and Insiders
Transactions between the Bank and its related parties or any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate is any company or entity, which controls, is controlled by or is under common control with the bank. In a holding company context, at a minimum, the parent holding company of a national bank, and any companies that are controlled by such parent holding company, are affiliates of the bank. Generally, Sections 23A and 23B (i) limit the extent to which an institution or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10 percent of such institution’s capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20 percent of such capital stock and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the institution or subsidiary as those provided to a nonaffiliate. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. Certain types of covered transactions must be collateralized according to a schedule set forth in the statute based on the type of collateral.
Certain transactions with our directors, officers or controlling persons are also subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Note 3 Loans of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on loans to related parties.
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
On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. The Bank would be considered a large bank with assets of greater than $10 billion under the final rule and therefore will be evaluated under retail lending, retail services and products, community development financing, and community development services tests. Under the final rule, the retail lending test would include an evaluation of a financial institution’s automobile loans if they represent a majority of the institution’s retail lending or at the institution’s option. The final rule significantly expands the assessment area that financial institutions must consider when evaluating their lending practices by including areas associated with mobile and online banking and includes new metrics and benchmarks to assess retail lending performance. In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of LMI communities.
On March 29, 2024, a federal district court in Texas granted a preliminary injunction barring implementation of the final rule. The injunction extends the effective date of April 1, 2024, and all other implementation dates, on a day-for-day basis until the injunction is lifted. While the federal banking agencies are appealing the district court’s decision, to date the injunction remains in effect and implementation of the final rule is delayed indefinitely. Compliance with the majority of the final rule's provisions otherwise would not have been required until January 1, 2026 and the data reporting requirements of the final rule would not have taken effect until January 1, 2027.
Privacy, Data Protection, and Cybersecurity
We receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “nonpublic personal information,” or similar terms under applicable data privacy laws. We and our vendors are subject to a number of U.S. federal, state, local and foreign laws and regulations, industry standards and other requirements relating to consumer privacy and data protection, including those that apply generally to the handling of personal information. Under privacy protection provisions of the GLBA and its implementing regulations and guidance, we are limited in our ability to disclose certain non-public information about consumers to nonaffiliated third parties. Financial institutions, such as the Bank, are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information. Consumers and, in some instances, state and federal regulators, must be notified in the event of a data breach under applicable state laws and federal regulations. We had no material data breaches in 2024.
The changing privacy laws in the United States, Europe and elsewhere create new individual privacy rights and impose increased obligations on companies handling personal information, including the CCPA, as amended by the CPRA. While GLBA-regulated nonpublic, personal information generally is exempt under the CCPA, the CCPA and other state laws apply to other personal information processed by the Bank.
In addition, multiple states, Congress and regulators within and outside of the United States are considering similar laws or regulations which could create new individual privacy rights and impose additional obligations on the Bank.
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
The federal banking agencies have also adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. A financial institution also should have a business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
Additionally, recent and ongoing developments may impact our data security- and privacy-related internal controls and risk profile. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information. IDIs with at least $10 billion but less than $250 billion in total assets, including Associated Bank, are required to comply with the final rule by April 1, 2027. On the same day the final rule was released, certain industry participants filed a complaint against the CFPB challenging the final rule. This legal challenge may delay or halt the final rule’s implementation.
Artificial Intelligence
CFPB and other federal regulatory guidance reiterates that creditors are not excused from the adverse action notice requirements under ECOA simply because they rely on complex algorithmic underwriting models. States have also started to regulate the use of AI technologies. Of note, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision making. California also enacted new laws that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI, and other states have also passed AI-focused legislation. In addition, the New York State Department of Financial Services issued an industry letter on combating cybersecurity risks associated with AI.
Additionally, on January 23, 2025, President Trump issued an Executive Order aimed at reducing barriers to AI innovation in the U.S. economy. The Order requires relevant persons and bodies within the federal government to develop an AI action plan to carry out this objective, and revokes an AI-related Executive Order issued in 2023 by President Biden, as well as all corresponding policies, regulations, orders, directives and other actions taken in response to such Order.
Bank Secrecy Act / Anti-Money Laundering
The BSA, which is intended to require financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (4) provide training for appropriate personnel. In addition, national banks are required to adopt a customer identification program as part of their BSA compliance program. National banks are also required to file SARs when they detect certain known or suspected violations of federal law or suspicious transactions related to money laundering activity or a violation of the BSA. The regulations implementing the BSA require financial institutions to establish risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN has promulgated customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).
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
Following the legalization of domestic production of hemp, three federal banking agencies and FinCEN issued a joint statement clarifying the compliance procedures and reporting requirements that banks must file for customers engaged in the growth or cultivation of hemp, including a clear statement that banks need not file a SAR on customers engaged in the growth or cultivation of hemp in accordance with applicable laws and regulations. This statement does not apply to marijuana-related businesses; thus, the statement only pertains to customers who are lawfully growing or cultivating hemp and are not otherwise engaged in unlawful or suspicious activity. The manufacture, sale, distribution and possession of marijuana remains illegal under federal law even though such activity may be legal under many states’ laws. This incongruity between federal and state law creates risks for financial institutions with marijuana-related business customers. In 2014, FinCEN issued guidance clarifying how financial institutions can provide services to marijuana-related businesses consistent with their BSA obligations, including SAR filings. That guidance remains in effect.
On June 28, 2024, FinCEN issued a proposed rule to strengthen and modernize financial institutions’ AML/CFT programs. Key requirements of the proposed rule include (1) conducting periodic risk assessments to measure AML/CFT risks; (2) designating a qualified AML/CFT officer; and (3) periodic testing of the AML/CFT program by an independent internal or external party. The proposed rule would also require that a financial institution’s AML/CFT program be established, maintained and enforced by persons in the United States who are accessible to, and subject to oversight and supervision by, the secretary of the Treasury and the appropriate federal functional regulator.
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
Volcker Rule
The Dodd-Frank Act prohibits IDIs and their holding companies from engaging in proprietary trading except in limited circumstances, and prohibits them from owning equity interests in excess of three percent of Tier 1 Capital in private equity and hedge funds (known as the “Volcker Rule”). Five U.S. financial regulators with jurisdiction over the Volcker Rule, including the Federal Reserve and the OCC, have adopted implementing regulations. Those regulations prohibit banking entities from (1) engaging in short-term proprietary trading for their own accounts, and (2) having certain ownership interests in and relationships with hedge funds or private equity funds, which are referred to as “covered funds.” The regulations also require each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule. The Volcker Rule was subsequently revised to simplify and streamline compliance requirements for firms that do not have significant trading activities and enhance requirements for firms that do. Under the current framework, compliance requirements are based on the amount of assets and liabilities that a bank trades. Firms with significant trading activities (i.e., those with $20 billion or more in trading assets and liabilities) have heightened compliance obligations. Although we benefit from significantly reduced compliance obligations due to the level of our trading assets being below the $20 billion threshold as a result of the final rule, we remain subject to the modified rules and requirements related to covered funds. With respect to the Volcker Rule's covered fund restrictions, the Volcker Rule’s implementing regulations currently exclude several funds from the “covered fund” definition, including certain credit funds, venture capital funds, loan securitization vehicles, and wealth management and customer facilitation vehicles, and allow IDIs to invest in certain foreign public funds as well as exempt the activities of qualifying foreign excluded funds from the Volcker Rule's prohibitions.
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
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines for specified regulated entities, such as us, having at least $1 billion in total assets, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. On May 6, 2024, the FDIC, the OCC and the FHFA issued a notice of proposed rulemaking to address incentive-based compensation arrangements. The proposed rule includes general qualitative requirements applicable to all covered financial institutions as well as additional requirements for financial institutions with total consolidated assets of $50 billion or more. The general qualitative requirements include (1) prohibiting incentive-based compensation arrangements that encourage inappropriate risks; (2) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (3) establishing requirements for performance measures to appropriately balance risk and reward; (4) requiring board oversight of incentive compensation arrangements; and (5) appropriate recordkeeping. The prospects and timing for the adoption of the proposed rule remain uncertain because both the Federal Reserve and the SEC have not joined the proposal.
In addition, these regulators must establish regulations or guidelines requiring enhanced disclosure to regulators of incentive-based compensation arrangements. Pursuant to SEC regulations and NYSE rules enacted in 2022, we adopted a "clawback" policy with respect to the recovery of incentive-based compensation paid to current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of our clawback policy is attached as Exhibit 97 to this Annual Report on 10-K.

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
To promote fairness and transparency for mortgages, credit cards, and other consumer financial products and services, the Dodd-Frank Act established the CFPB. This agency is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the ECOA, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, RESPA, the Fair Debt Collection Practices Act, and the FCRA. The CFPB is also authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.
Under TILA as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ATR in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate QMs, which generally are mortgage loans without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. QMs are entitled by rule to a presumption that the creditor making the loan satisfied the ATR requirements provided certain requirements are met. The Corporation is predominantly an originator of compliant QMs. The CFPB also has implemented the TILA-RESPA Integrated Disclosure rules, which harmonize disclosure and certain regulatory compliance requirements required under those two statutes with respect to residential mortgage loans.
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
In recent years, the CFPB—with the support of the Biden Administration—has launched an initiative aimed at eliminating or restricting a number of fees assessed by financial institutions, including overdraft and NSF fees as well as other transaction- and account management-related fees deemed by the CFPB to be “junk fees.” The CFPB has carried out its initiative through a mixture of supervision, examination and enforcement actions. Of note, on December 12, 2024, the CFPB published a final rule to amend Regulation Z, which implements TILA, and Regulation E, which implements EFTA, to require IDIs with total assets exceeding $10 billion, such as Associated Bank, that offer overdraft protection services to comply with applicable disclosure requirements for extensions of consumer credit or cap any charges to pay an overdraft credit transaction either at $5 or an amount that would allow the institution to cover its costs and losses with respect to the overdraft credit transaction, should the institution wish to calculate such amount in accordance with requirements of the final rule. The final rule is scheduled to take effect on October 1, 2025; however, with the recent change in Administration and leadership of the CFPB, continued implementation of the final rule is not certain.
Environmental and Social Risk Management and Regulation
In past years, various state and federal policymakers have increased their focus on environmental and social, including climate-related, matters. Federal banking agencies have taken actions to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, and in 2023, the OCC, the FDIC and the Federal Reserve jointly finalized principles for climate-related financial risk management for national banks with more than $100 billion in total assets, which while not directly applicable to the Corporation may inform various expectations for our own risk management processes. The SEC also finalized its climate-related disclosure rules in March 2024, though such rules have been stayed pending litigation. At the state level, various states have adopted or are considering adopting actions to address climate-related matters. For example, Minnesota, Wisconsin, and Illinois each have announced goals to transition their states to a low-carbon future, including reduction of GHG emissions and/or transition to low-carbon energy. States have adopted various policies and laws in connection with such goals or to otherwise address potential climate-related risks. There is also increased attention to disclosure of certain environmental and social information. For example, California has adopted laws requiring in-scope companies to provide certain climate-related information, including GHG emissions and climate-related financial risks and related management strategies, and similar laws are being considered in other states. Simultaneously, certain other policymakers have proposed or adopted requirements to constrain consideration by companies and financial institutions of various environmental and social factors, including certain climate-related considerations.
The Corporation has established an Environmental Risk Management Policy and Program ("Program") Statement focused on environmental risk management; our environmental focus on efficient energy and resource use; and the environmental sustainability transition which will serve as the foundation to Associated's Environmental Sustainability Risk Management Program, a program for supporting environmental sustainability risk reporting. The Program is intended to help manage environmental and climate risk in a comprehensive, systematic, planned and documented manner, and to help policy practices integrate into the Corporation's Enterprise Risk Management program and align them with business objectives and any applicable laws. Oversight for climate-related risks includes Board-level, senior management and Board and management committee oversight.
Digital Asset Regulation
In recent years, the federal banking agencies have expressed increased concerns regarding the engagement by banking organizations in certain digital assets activities and issued a series of guidance materials addressing digital asset-related risks. For example, in 2021, the OCC issued an interpretive letter generally clarifying that certain digital assets activities of national banks are permissible subject to safety-and-soundness standards and the OCC’s prior approval. Similarly, in 2022, the Federal Reserve released a supervisory guidance requiring all banking organizations supervised by the agency to notify the Federal Reserve prior to engaging in any digital asset-related activity. The Federal Reserve’s guidance also reiterates that all digital asset-related activities must be legally permissible under applicable law and satisfy the relevant safety-and-soundness, risk management and internal controls requirements. In 2023, the federal banking agencies, including the OCC and the FDIC, issued guidance in the form of a joint statement to address, among other things, various risks resulting from the digital asset sector, risks stemming from the crypto-asset market vulnerabilities, deposit concentration and liquidity risk, and effective risk management and internal controls. Most recently, in August 2023, the Federal Reserve announced the establishment of a Novel Activities Supervision Program, which is designed in part to enhance the Federal Reserve’s supervision processes in respect of banking organizations’ crypto-asset related activities and use of distributed ledger technologies and other novel technologies in the delivery of financial products and services.
Although the federal banking agencies have not developed formal regulations governing the digital asset activities of banking organizations, the supervisory framework summarized above currently dictates that, in order to effectively identify and manage digital asset-related risks and obtain supervisory non-objection to the proposed engagement in digital asset activities, banking organizations must implement appropriate risk management practices, including with respect to board and management oversight, policies and procedures, risk assessments, internal controls and monitoring. As a result of change in Administration and anticipated corresponding changes in the leadership of the federal banking agencies, it is uncertain whether the agencies will continue to adhere to this supervisory framework. Of note, on January 23, 2025, the Trump Administration announced an Executive Order establishing the President's Working Group on Digital Asset Markets ("Working Group"). Under the Order, the Working Group, which includes the Treasury Secretary but does not include the Comptroller of the Currency specifically nor does it include the leadership of the Federal Reserve or the FDIC, is responsible for evaluating existing laws and regulations affecting the digital asset sector and recommending regulatory and legislative proposals to govern the issuance and operation of digital assets. Additionally, on January 21, 2025, Acting FDIC Chairman Travis Hill issued a statement outlining the FDIC's priorities in the coming months, which include adopting a "more transparent approach to fintech partnerships and to digital assets and tokenization." Concurrently, the SEC announced the formation of a crypto task force dedicated to developing a

"comprehensive and clear regulatory framework for crypto assets." The work and recommendations of the SEC's task force may, to some extent, inform the federal banking agencies' views on their supervisory framework. To date, the Bank has not engaged in any digital asset-related activities or transactions but we continue to evaluate the state of the market and the regulatory landscape and may elect to engage in such activities in the future after due consideration of relevant risks and opportunities.
Other Banking Regulations
The Bank is also subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, which among other restrictions placed limitations on the interchange fees charged for debit card transactions, TILA, Truth in Savings Act, ECOA, EFTA, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, FCRA, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, RESPA, TCPA, CAN-SPAM Act, Children’s Online Privacy Protection Act, and the John Warner NDAA. Further, in January of 2021, the OCC issued a notice of proposed rulemaking to amend current rules related to national banks' ownership of real property. The proposal would provide a set of general standards, including an occupancy test and excess capacity standards, that the OCC will use to determine whether the acquisition and holding of real estate is necessary for the transaction of an institution's business. The prospects and timing for the adoption of a final rule are uncertain at this time.
The laws and regulations to which we are subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities. These laws and regulations could be changed drastically in the future, which could affect our profitability, our ability to compete effectively, or the composition of the financial services industry in which we compete.
Impact of Presidential and Congressional Elections on Recent Rulemaking
Control of the White House and the U.S. Congress shifted to the Republican Party in January 2025 as a result of the November 2024 Presidential and Congressional elections. President Trump and many Republican members of Congress have advocated for a significant reduction of financial services regulation, potentially including amendments to the Dodd-Frank Act and other federal banking laws, and structural changes to the CFPB. The new Administration and Congress may also cause broader economic changes due to changes in governing ideology and governing style. In consideration of these factors, it is possible, though uncertain, that Congress and/or the relevant federal agencies may seek to roll back or modify some or much of the rulemaking and regulatory guidance issued under the Biden administration, particularly the actions taken in the past year. Further, a change in the leadership of the FDIC, OCC and CFPB is expected under the new Administration; however, the timing and impact of each such change in leadership on the regulatory, enforcement and supervisory priorities of each agency are not fully known at this time. It is therefore unclear at the present time what effect the aforementioned changes will have on the banking industry.
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
Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on eleven separate occasions, citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure. In the third and fourth quarters of 2024, however, the FOMC pivoted and lowered the federal funds rate from 5.50% to 4.50% based principally on reduced levels of inflation and labor market factors. At its January 29, 2025 meeting, the FOMC decided to maintain the target range for the federal funds rate at 4.25% to 4.50%.
As of December 31, 2024, various economic indicators suggested that real GDP had expanded solidly throughout 2024. The unemployment rate had increased, on net, but remained low relative to historic norms. Consumer price inflation, as measured by the 12-month change in the price index for personal consumption expenditures, had moved lower compared to its peak level in 2023, approaching the Federal Reserve’s 2 percent inflation objective. Against the backdrop of restrictive monetary policy, the U.S. economy had stronger-than-expected GDP growth, loosing of tight labor markets and falling inflation in 2024. While this positive growth may continue in 2025, some economists are projecting that, due to emerging policy risks such as stricter immigration policies and trade tariffs, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2025. For instance, the U.S. Bureau of Economic Analysis projects that real GDP will decrease modestly in 2025. Any such downturn in economic output, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations.

As a result of the economic and geopolitical factors discussed above, financial institutions also face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. According to the Federal Reserve's November 2024 Financial Stability Report, several economic indicators suggest that CRE prices still remain high relative to fundamentals while market delinquency rates are elevated. However, the outlook for CRE remains dependent on the broader economic environment and, specifically, how major subsectors respond to a high interest rate environment and continued higher prices for commodities, goods and services. In any case, credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain; however, some degree of instability in the CRE markets is expected in the coming quarters as loans continue to be refinanced in markets with higher vacancy rates under current economic conditions. Instability and uncertainty in the commercial and residential real estate markets, as well as in the broader commercial and retail credit markets, could have a material adverse effect on our financial condition and results of operations.
Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
The Trump Administration, during its first term from 2017 to 2021, imposed certain tariffs and retaliatory tariffs, as well as other trade restrictions on products and materials that our customers import or export. President Trump again has signaled that his new Administration will impose tariffs and retaliatory tariffs against U.S. trading partners. During his election campaign, President Trump indicated that he would impose a 25% tariff against all goods imported from Canada and Mexico, a 60% tariff on goods from China and a blanket tariff of 10% to 20% on other imports to the U.S. On February 1, 2025, President Trump issued an Executive Order imposing tariffs at various levels on imports from Canada, Mexico, and China. The newly imposed tariffs have resulted in immediate threats of retaliatory tariffs against U.S. goods and resulted in discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue.
The above and other potential tariffs and trade restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do with respect to additional tariffs that may be imposed or international trade agreements and policies.

Our allowance for credit losses on loans may be insufficient.
All borrowers have the potential to default, and our remedies in the event of such default (such as seizure and/or sale of collateral, legal actions, and guarantees) may not fully satisfy the debt owed to us. We maintain an ACLL, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable credit losses over the life of the loan within the existing portfolio of loans. The ACLL, in the judgment of management, is necessary to reserve for estimated credit losses and risks inherent in the loan portfolio. The level of the ACLL reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political, and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the ACLL inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks using existing qualitative and quantitative information, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the ACLL. In addition, bank regulatory agencies periodically review our ACLL and may require an increase in the provision for credit losses or the recognition of additional loan charge offs, based on judgments different than those of management. An increase in the ACLL would result in a decrease in net income, and possibly risk-based capital, and could have a material adverse effect on our financial condition and results of operations.
We are subject to lending concentration risks.
As of December 31, 2024, approximately 64% of our loan portfolio consisted of commercial and industrial, real estate construction, and CRE loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Further, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with significant balances, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.
CRE lending may expose us to increased lending risks.
Our policy generally has been to originate CRE loans primarily in the states in which the Bank operates. At December 31, 2024, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $8.4 billion, or 28%, of our total loan portfolio and 195% of total risk-based capital. As a result of our growth in this portfolio over the past several years and planned future growth, these loans require more ongoing evaluation and monitoring and we are continuously enhancing risk management policies, procedures and controls as needed. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE often depend upon the successful operation and management of the properties and the businesses that operate from within them, repayment of such loans may be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation. CRE markets have been facing downward pressure since 2022 due in large part to increased interest rates and declining property values. Although CRE markets showed signs of stabilization in 2024, the prospects for the CRE markets and property valuation remain uncertain. Accordingly, the federal banking agencies have continued to express concerns about weaknesses in the current CRE market and have applied increased regulatory scrutiny to institutions with CRE loan portfolios that are fast growing or large relative to the institutions' total capital. Our failure to adequately maintain appropriate risk management policies, procedures and controls in response to regulatory expectations could adversely affect our ability to increase this portfolio going forward and could result in an increased rate of delinquencies in, and increased losses from, this portfolio as well as enhanced regulatory scrutiny and regulatory expectations for increased capital. At December 31, 2024, nonaccrual CRE loans totaled $18 million, or less than 1% of our total portfolio of CRE loans.
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
In the aftermath of the significant bank failures that occurred in 2023, the federal banking agencies have enhanced their scrutiny of banks' liquidity risk management. The agencies concluded that a significant contributing factor to the failures of the institutions in 2023 was the proportion of the deposits held by each institution that exceeded FDIC insurance limits. Noting that uninsured deposits accounted for nearly 47 percent of domestic deposits in 2021, the FDIC stated that large concentrations of uninsured deposits increase the potential for bank runs and can threaten financial stability. In the months preceding and following these failures, many large depositors withdrew deposits in excess of applicable deposit insurance limits and deposited these funds in other financial institutions and, in many instances, moved these funds into money market mutual funds or other similar securities accounts in an effort to diversify the risk of further bank failure(s).
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
If a significant portion of our deposits were to be withdrawn within a short period of time such that additional sources of funding would be required to meet withdrawal demands, the Corporation may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Moreover, obtaining adequate funding to meet our deposit obligations may be more challenging during periods of elevated prevailing interest rates, such as the present period. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. This spread may be exacerbated by higher prevailing interest rates. In addition, because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window in order to manage our liquidity risk. For additional information regarding uninsured deposits and liquidity, see sections Deposits and Customer Funding and Liquidity of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
In August 2023, Moody’s and S&P Global Ratings each downgraded our long-term issuer credit ratings, and the ratings remained unchanged as of December 31, 2024. Any additional downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital and/or limit our access to capital markets. Credit rating downgrades or negative watch warnings could also negatively impact our reputation and the perception of the Corporation by lenders, investors and other third parties, which could also impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of deposits which exceed FDIC insurance limits may perceive such a downgrade or warning negatively and withdraw all or a portion of such deposits. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take.
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
As of January 29, 2025, the date of the FOMC's most recent meeting, the target range for the federal funds rate was 4.25% to 4.50%, which is down from the recent peak of 5.25% to 5.50% prior to the FOMC meeting in September 2024. It remains uncertain whether the FOMC will further reduce the target range for the federal funds rate to stimulate economic activity and promote job growth or leave the rate at its relatively elevated level for an additional prolonged period of time. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Corporation's interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. Our most significant interest rate risk may result from timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options.
Although management believes it has implemented effective asset and liability management strategies, including the potential use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic downturn, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet.
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
The Corporation maintains an investment portfolio consisting of various high quality liquid fixed-income securities. The total carrying value of the securities portfolio, which includes FHLB and Federal Reserve Bank stocks, was $8.5 billion as of December 31, 2024, and the estimated duration of the aggregate portfolio was approximately 5.3 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Changes in interest rates could also reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
The Corporation earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue the Corporation receives from loan originations. At the same time, revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, also with some offsetting revenue effect. Even though the origination of mortgage loans can act as a “natural hedge,” the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of residential MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would be recognized during the month of origination. It is also possible that even if interest rates were to fall, mortgage originations may also fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.
The Corporation typically uses derivatives and other instruments to hedge its mortgage banking interest rate risk. The Corporation generally does not hedge all of its risks and the fact that hedges are used does not mean they will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. The Corporation could incur significant losses from its hedging activities. There may be periods where the Corporation elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk, which could also cause the Corporation to incur substantial losses.
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
We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks, technology failures, or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems, business continuation and disaster recovery issues, and other external events. In recent periods, the OCC has observed an increased incidence of check fraud, wire fraud, peer-to-peer payment fraud, and the use of AI technology to facilitate the perpetration of social engineering and impersonation schemes and identity theft. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.
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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. Operational risk related to cyber-attacks is increasing as cyber-attacks evolve and have a greater and more pervasive economic impact. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, designed to disrupt key business services, such as customer-facing web sites. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyber-attacks, including attacks emanating from foreign countries. Cyber-attacks involving large financial institutions, including distributed denial of service attacks designed to disrupt external customer-facing services, nation state cyber-attacks and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, as well as targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated.
Cyber-attacks continue to evolve and become more pervasive throughout the financial services sector. In particular, there has been an observed increase in the number of distributed denial of service and ransomware attacks against the financial sector, for which the increase is believed to be partially attributable to politically motivated attacks as well as financial demands coupled with extortion. Further, threat actors continue to exploit publicly known software vulnerabilities and weak authentication controls used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk.
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
The Corporation regularly evaluates its systems and controls and implements upgrades as necessary. The additional cost to the Corporation of our cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees, in addition to the incremental cost of our personnel who focus a substantial portion of their responsibilities on cybersecurity.
Any successful cyber-attack or other security breach involving the misappropriation, loss, leak or other unauthorized disclosure of sensitive or confidential customer information, confidential and proprietary information relating to our bank and operations, unauthorized access to our information systems or that of our third-party service providers, or unauthorized access to other data that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any successful cyber-attack may also subject the Corporation to regulatory investigations, litigation (including class action litigation) or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.
From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions. The integration of core systems and processes for such transactions often occurs after the closing, which may create elevated risk of cyber incidents.
The Corporation may be subject to the data risks and cybersecurity vulnerabilities of the acquired company until the Corporation has sufficient time to fully integrate the acquiree’s customers and operations. Although the Corporation conducts comprehensive due diligence of cybersecurity policies, procedures and controls of our acquisition counterparties, and the Corporation maintains adequate policies, procedures, controls and information security protocols to facilitate a successful integration, there can be no assurance that such measures, controls and protocols are sufficient to withstand a cyber-attack or other security breach with respect to the companies we acquire, particularly during the period of time between closing and final integration.
We rely heavily on communications and information systems to conduct our business. We have experienced cybersecurity attacks in the past and our communications and information systems may experience an interruption or breach in security from future attacks.
We have experienced cybersecurity attacks in the past. Any failure, interruption, or breach in security or operational integrity of our or our third-party vendors' communications and information systems, including those caused by a cybersecurity attack, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our communications and information systems, we cannot completely ensure that any such failures, interruptions, or security breaches will not occur, nor can we ensure that our prevention procedures and information security program will function as designed and planned. The occurrence of any failures, interruptions, or security breaches of our or our third-party vendors' communications and information systems, including those caused by a cybersecurity attack, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.
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
Compliance with the rapidly evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our vendors to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
We and our vendors are subject to a number of U.S. federal, state, and local laws and regulations, industry standards and other requirements relating to consumer privacy and data protection. For more information, see “Privacy, Data Protection, and Cybersecurity” in the Item 1, Business section above.
Many other states are currently reviewing or proposing the need for greater regulation of the collection, sharing, use and other processing of information related to individuals for marketing purposes or otherwise, and there remains interest in expanding personal information protection requirements at the federal level as well. Both to comply with applicable existing law and to prepare for potential expansions in laws requiring such protection, we must maintain adequate privacy and security measures, which require significant investments in resources and ongoing attention.

Additionally, laws, regulations, and standards covering marketing, advertising, and other activities conducted by telephone, email, mobile devices, and the internet are or may become applicable to our business, such as the TCPA, the CAN-SPAM Act, and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act.
We occasionally make telephone calls and/or send SMS text messages to customers. The actual or perceived improper calling of customer phones and/or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, and any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our outreach practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the TCPA could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.
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
Moreover, we are considered a both a "furnisher" of consumer report information and a "user" of consumer reports provided by consumer reporting agencies under the FCRA. The FCRA regulates and protects consumer information collected by consumer reporting agencies and imposes specific obligations on "furnishers" and "users" of consumer report information. Such obligations include, among others, taking steps to ensure that consumer report information furnished to consumer reporting agencies is accurate and, as required, inaccurate or incomplete information is corrected or updated, restricting the sharing of information contained in a consumer report, notifying consumers when such reports are used to make an adverse decision or to close a consumer's account, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent. Additionally, under the regulations implementing the FCRA, "furnishers" of consumer report information are required to establish, implement and follow reasonable policies and procedures regarding the accuracy and integrity of information furnished to consumer reporting agencies. Our failure to satisfy these obligations, as applicable, may expose us to supervisory scrutiny or litigation, each of which could have a material adverse effect on our financial condition and results of operations.
Any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.
Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.
Our business increasingly relies on AI, machine learning and automated decision making to improve our services and our customer’s experience. The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. For example, in July 2024, the federal banking agencies, including the OCC and the FDIC, issued a final rule that requires, among other things, financial institutions to ensure that their automated valuation models for property valuation follow certain quality control standards, including a requirement that such valuation models comply with nondiscrimination laws. The implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.
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
We outsource certain information system and data management and processing functions to third-party providers to compete in a rapidly evolving financial marketplace. We may also outsource to certain foreign-based service providers in the future. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information. Any service relationships that we may have with foreign-based service providers would present additional risks, including, for example, country risk (e.g., risks relating to economic, social, and political conditions within the service provider’s home country that may inhibit the ability of the service provider to provide us with services) and compliance risk (e.g., risks arising from the cross-border flow of information and services and the potential applicability of foreign laws and regulations). Concentration among larger third-party providers servicing large segments of the banking industry can also potentially affect wide segments of the financial industry. If third-party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.
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
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017 resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation also enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate. The current Administration may further reduce the federal corporate tax rate, but the extent and timing of any tax reform, as well as any corresponding effect on our business and financial results, are uncertain at this time. On the other hand, any increase in the corporate tax rate or surcharges that may be adopted by Congress would adversely affect our results of operations in future periods.
In addition, the Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the Tax Act. The new Administration and Congress are expected to pursue extensions of many of the temporary provisions of the Tax Act, which are scheduled to expire at the end of 2025. Future changes in tax law and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.
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

Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2024, the annual impairment test conducted in May, using a qualitative assessment, indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2024, we had goodwill of $1.1 billion, which represents approximately 24% of stockholders’ equity.
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
Failure to appropriately administer or manage our investment management and asset servicing businesses properly could put the related earnings at risk.
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
The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. Various policymakers have adopted, or are considering adopting, requirements for companies to undertake various actions, such as disclosures, regarding climate and other environmental and social matters. For example, California has adopted laws requiring in-scope companies to provide certain climate-related information, including GHG emissions and climate-related financial risks and related management strategies, and similar laws are being considered in other states. Such requirements are not uniform and may be unevenly interpreted or applied (including the potential for novel interpretations of existing laws), which may increase the cost and complexity of compliance and any related risks. Simultaneously, some policymakers have adopted, or are considering adopting, requirements to constrain consideration of various environmental and social matters by financial institutions and other companies. Expectations on such matters continue to evolve quickly, including in some instances due to company size, sector, or otherwise.
As the Corporation continues to grow and expand the scope of our operations, our regulators generally will expect us to enhance our internal control programs and processes, including with respect to risk management and stress testing under a variety of adverse scenarios and related capital planning. This would typically be expected to result in increased compliance costs and other compliance-related risks.
The new Trump Administration has publicly discussed rolling back federal initiatives to address climate change, and has already taken several such actions by executive order. These activities increase the likelihood that certain individual states will address climate change risks. For example, in October 2023, California Governor Gavin Newsom signed two climate-related disclosure bills into law. The Climate Corporate Data Accountability Act (referred to as SB 253) requires both public and private U.S. businesses with revenues greater than $1 billion doing business in California to report their GHG emissions including scopes 1, 2, and 3, beginning in 2026 (for 2025 data) and also requires reporting companies to get third-party assurance of their reports. Other states have proposed legislation similar to SB 253. Additionally, the Climate-Related Financial Risk Act (referred to as SB 261) mandates U.S. businesses with annual revenues over $500 million doing business in California to bi-annually disclose climate-related financial risks and their mitigation strategies beginning January 1, 2026. Disclosure requirements imposed by different regulators may not always be uniform, which may result in increased complexity, and cost, for compliance. Additionally, many of our suppliers, business partners, and other stakeholders may be subject to similar requirements, which may augment or create additional risks, including risks that may not be known to us.
Certain measures may also result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes, each of which may require the Corporation to expend significant capital and incur compliance, operating, maintenance and remediation costs. Given the lack of empirical data on the credit and other financial risks posed by climate change, it is impossible to predict how climate change may impact our financial condition and operations; however, as a banking organization, the effects of climate change may present certain unique risks to the Corporation. For example, weather disasters, shifts in local climates and other disruptions related to climate change may adversely affect the value of real properties securing our loans, which could diminish the value of our loan portfolio. Such events may also cause reductions in regional and local economic activity that may have an adverse effect on our customers, which could limit our ability to raise and invest capital in these areas and communities, each of which could have a material adverse effect on our financial condition and results of operations.
While we have taken certain actions to help manage climate-related risks, we cannot guarantee the success of these actions, nor can we make any assurances that our efforts will align with the expectations of regulators, investors in our securities or other third parties, such as environmental advocacy organizations.
Severe weather, natural disasters, public health issues, civil unrest, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Climate change and other environmental and social pressures are expected to increase the intensity and frequency of certain events, as well as contribute to chronic changes (such as changes to meteorological or hydrological patterns) that may also adversely impact our operations. Although management has established disaster recovery policies and procedures, there is no guarantee these will be successful, and the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Increasing, complex, evolving and conflicting regulatory, stakeholder, and other third-party expectations on ESG and DEI matters could adversely affect our reputation, our access to capital and the market price of our securities.
The Corporation is subject to a variety of risks arising from ESG/DEI matters, which include, among other things, climate change, human capital, and human rights. Risks arising from such matters may adversely affect, among other things, our reputation and the market price of our securities.
While we engage in various initiatives to help manage our ESG profile and respond to stakeholder expectations, which continue to evolve, such initiatives can be costly and may not have the desired effect. For example, many of these initiatives leverage methodologies, standards, and data that continue to evolve. As with other companies, our approach to such matters also evolves, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. Moreover, stakeholder expectations are not uniform, and both opponents and proponents of various ESG-related matters have increasingly resulted in a range of activism to advocate for their positions. For example, in the last several years, certain state attorneys general, treasurers, and legislators have taken various actions to impact the extent to which ESG principles are considered by financial institutions, including to require or prohibit the consideration of various ESG matters in certain contexts.
In addition to the potential for broader "anti-ESG/DEI" policies and laws, on January 21, 2025, President Trump issued an Executive Order requiring all federal agencies to terminate any policies, programs, mandates, guidance, regulations, and other actions and orders establishing DEI-based preferences, and to enforce federal civil rights laws to combat such preferences, mandates, policies, programs and activities of entities operating in the private sector. Further, the Executive Order directs federal agencies to take appropriate action to discourage private sector DEI-based initiatives. To this end, federal agencies are required to submit recommendations to the Trump Administration identifying, among other things, (i) proposed plans or measures to deter DEI-based programs in the private sector, (ii) publicly-traded corporations and other private sector entities that could be considered for civil compliance investigations, (iii) appropriate sources of litigation, and (iv) potential regulatory action or guidance. While the enforceability of the Executive Order and the steps that various federal agencies may take in response to it are uncertain at this time, the Executive Order signals a material shift in federal DEI policy that reasonably can be expected to have implications for the private sector, including the banking industry. In this regard, any scrutiny by federal government authorities of the Corporation’s human capital and strategic businesses practices, or those of the banking sector generally, may have a material adverse effect on us. Please refer to Item 1 – Business – Human Capital Matters.
Additionally, certain disclosure rules that had been advanced or were under consideration by the SEC in the last few years (e.g., disclosure rules regarding climate risk, human capital management, and board diversity) may be abandoned by new leadership at the SEC, new regulations might be implemented that limit ESG shareholder proposals that may be considered, and Congress may continue to conduct investigations into corporations’ ESG initiatives and priorities.
In response to potential “anti-ESG/DEI” regulations, investigations, and sentiment, it is possible that proponents of ESG/DEI measures will become galvanized and increase their efforts to compel or pressure corporations to advance such initiatives both at the state level and the private investor level. For example, states may enact laws requiring enhanced ESG/DEI disclosures, and there may be a rise in pro-ESG/DEI shareholder activism or public relations campaigns aimed at influencing corporations to adopt ESG/DEI initiatives.
Navigating varying expectations of policymakers and other stakeholders has inherent costs, and any failure to successfully navigate such expectations may expose the Corporation to negative publicity, shareholder activism, and litigation or other engagement from pro- and anti-ESG/DEI stakeholders, as well as the potential for civil investigations and enforcement by federal governmental authorities. The Corporation could be required to incur significant costs responding to any such activity and the Corporation’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be affected as well. This, in turn, could have an adverse effect on our ability to attract and retain customers and employees and could have a negative impact on the market price for the Corporation's securities. Certain of our customers, suppliers, or other stakeholders are also subject to such expectations and risks, which may result in additional or augmented risks to us.
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
The monetary policies of the Federal Reserve may be affected by certain policy initiatives of the new Administration, which has announced tariffs on certain U.S. trading partners (and has indicated additional tariffs and retaliatory tariffs against U.S. trading partners may be announced in the future) and has implemented stricter immigration policies. Although forecasts have varied, many economists are projecting that such policy initiatives may halt productivity growth and reduce available labor, creating inflationary pressures. Under such a scenario, the Federal Reserve may decide to maintain the federal funds rate at a relatively elevated level for a prolonged period of time. The extent and timing of the new Administration’s policy changes and their impact on the policies of the Federal Reserve, as well as our business and financial results, are uncertain at this time.
Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
The Trump Administration has commenced efforts to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of AI and other advanced technologies within the public and private sectors. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.
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
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We also face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative and regulatory changes and continued consolidation. In recent years, the OCC has accepted applications from financial technology companies to become special purpose national banks. These and similar developments at the state level are likely to result in even greater competition within all areas of our operations.
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
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long term sovereign credit rating on the U.S. from AAA to AA+. In 2023, Congress narrowly averted two separate government shutdowns by passing continuing resolutions. Again in 2024, Congress averted two more government shutdowns at the last minute. In part due to repeated debt-limit political standoffs and last-minute resolutions, in 2023 Fitch downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA, and the rating remained unchanged as of December 31, 2024. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.
Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can also complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to supervision and regulation comparable to that which is faced by banking organizations and other financial institutions, have become active competitors for our customers’ banking business. In addition, President Trump, through relevant executive actions and public announcements, has signaled that the new Presidential Administration will promote U.S. leadership in digital assets and financial technology, which could lead to the establishment of a more relaxed regulatory framework for cryptocurrencies, digital assets and financial technology firms, and thereby create a more favorable environment for those asset classes and firms. To date, new leadership of the SEC and FDIC has indicated that each agency will pursue initiatives to promote innovation and technology adoption by institutions under their supervision, including by establishing a more transparent supervisory framework for digital assets and digital asset-related activities.
The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information. This final rule, once implemented, could lead to greater competition for products and services among banks and nonbanks alike. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.
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
Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, ramifications of conflicts including the Russia-Ukraine conflict, Israeli-Palestinian conflict, the recent coup in Syria and other conflicts and government turmoil in the Middle East and Europe, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment, could result in an increase in loan delinquencies and NPAs, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.
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
•potential exposure to unknown or contingent liabilities of the target company, including, without limitation, liabilities for litigation, regulatory and compliance issues;
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
In 2024, the FDIC, the OCC and the DOJ announced changes to their bank merger review processes in 2024 in response to President Biden’s Executive Order on Promoting Competition in the American Economy. The FDIC approved a final statement of policy on bank merger transactions and the OCC approved a final rule updating the agency’s regulations for business combinations involving national banks and federal savings associations. The OCC’s final rule modifies its procedures for reviewing bank merger applications under the Bank Merger Act applications, including the elimination of the expedited bank merger review and the streamlined application procedures. The OCC’s final rule also includes as an appendix a policy statement which includes a list of characteristics of a merger transaction that the OCC would consider to be consistent or inconsistent with approval. The FDIC and the OCC take a similar risk-based approach to bank merger transactions, although there are some differences in how the FDIC and the OCC would consider each statutory factor under the Bank Merger Act. Each agency applies varying levels of enhanced scrutiny to transactions involving or resulting in institutions with $50 billion or more in total assets. However, Acting FDIC Chairman Travis Hill has indicated the possibility of withdrawing the FDIC's statement of policy, and it is unclear whether the OCC will consider its new regulation and policy statement.
In addition, the DOJ withdrew from the 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which includes a brief bank merger addendum.
These coordinated agency actions have, for the moment, significantly modified the existing regulatory framework for bank merger transactions such that future proposed bank merger transactions, including those involving Associated Bank given its current asset size, will, in many cases, be subject to heightened regulatory scrutiny. The extent to which the new Administration will affirmatively encourage each of the agencies to return to a less restrictive approach to bank merger reviews, including possible rescission or modification of the recent pronouncements described above, is uncertain at this time. Any enhanced regulatory scrutiny of bank mergers and acquisitions and revision of the framework for merger application review may adversely affect the marketplace for such transactions, could result in our acquisitions in future periods being delayed, impeded or restricted in certain respects and result in new rules that possibly limit the size of financial institutions we may be able to acquire in the future and alter the terms for such transactions.
Legal, Regulatory, Compliance and Reputational Risks
We are subject to extensive government regulation and supervision.
We are subject to extensive federal and applicable state regulation and supervision, primarily through Associated Bank and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes, and changes are expected to be pursued under the new Presidential Administration. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.
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
On June 20, 2024, the FDIC issued a final rule that significantly modifies the FDIC's existing resolution planning rule. Banks with $50 billion to $100 billion have not been required to submit resolution plans since 2018 because of a moratorium adopted by the FDIC. Under the proposed rule, however, the moratorium would be lifted and the FDIC would require banks with at least $50 billion in assets to submit an informational filing, which would not require a resolution strategy and demonstration of valuation capabilities, but would require substantially all of the informational elements otherwise required for inclusion in a resolution plan that banks with $100 billion or more in assets currently are required to submit. Under the final rule, banks with $50 billion to $100 billion are required to file informational filings once every three years, with interim supplements in years where a filer does not submit a full resolution submission. The final rule does not apply to the Bank directly based on the Bank’s current asset size.

Further, in 2023, the federal banking agencies, including the OCC, issued a proposed rule to implement the final components of the Basel III standards. Among other things, the proposed rule would substantially change the existing calculation of risk-weighted assets and require banking organizations to use revised models for such calculations. The proposed rule, if adopted as proposed, would be applicable to banking organizations with $100 billion or more in total consolidated assets, and therefore would not apply to the Bank directly based upon its current asset size. However, many of the principles included in this proposed rulemaking could result in increased supervisory expectations and closer regulatory scrutiny for institutions that experience substantial growth. For example, the proposed rulemaking would add back the impact of accumulated other comprehensive income (loss) to the calculation of regulatory capital for institutions above $100 billion in assets. The federal banking agencies have discretion during the examination process to require institutions to have higher capital cushions to address a variety of supervisory concerns, which may include a high level of accumulated other comprehensive loss. On September 10, 2024, Michael Barr, the Vice Chair for Supervision of the Federal Reserve, stated his intention to recommend to the Federal Reserve Board that the Federal Reserve re-propose a rule to implement the final components of the Basel III standards; however, the federal banking agencies to date have not agreed on the issuance of a re-proposal and, in consideration of the new Administration and the expected changes in leadership of the agencies, including a new Vice Chair for Supervision of the Federal Reserve, the prospects and timing for further rulemaking on these matters are uncertain at this time.
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
As a result of the 2024 Presidential and Congressional elections, Republicans are currently able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. However, the Republican Party holds slim majorities in each of the Senate and the House of Representatives. Accordingly, the prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time.
The recent turnover of the Presidential Administration will result in certain changes in the leadership and senior staffs of the OCC, the FDIC, the CFPB, the SEC and the Treasury Department. These changes are expected to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies, including the possible reversal of a number of final and proposed rules and policy statements promulgated under the Biden Administration. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.
The failures of several larger banks in 2023 triggered volatility in the banking sector and resulted in agency rulemaking activities and changes in agency policies and priorities that have subjected midsize and larger financial institutions, including the Corporation and the Bank, to enhanced government regulation and supervision.
After the significant bank failures that occurred in 2023, the federal banking agencies enhanced their scrutiny of the banks' risk management practices, including liquidity risk management. The agencies concluded that a significant contributing factor to the failures of such institutions was the concentration of uninsured deposits, coupled with inadequate prudential regulation and supervision of regional banking organizations, poor management and inadequate risk management practices. Accordingly, the agencies enacted or proposed a variety of regulations and issued supervisory guidance to address these issues, including proposed Basel III “endgame” regulations, bank merger guidelines, long-term debt requirements, corporate governance and risk management standards for larger institutions, restrictions on banks’ acceptance of brokered deposits, and funding and liquidity risk management.
Continued regulatory concern over possible future bank failures may lead to further governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. However, the prospects and timing of these regulatory changes under the new Presidential Administration and Congress are unclear at this time. See Capital Requirements section under Part I, Item 1, Business — Supervision and Regulation for additional discussion of this topic.
We could continue to experience adjustments in FDIC insurance assessments.
In 2023, the FDIC issued a final rule on special assessments to recover the loss to the DIF associated with the resolution of SVB and SBNY. Under the final rule, the assessment base for an IDI is equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC started collecting the special assessment at an annual rate of 13.4 bp at the first quarterly assessment period of 2024 and is expected to continue to collect special assessments at the above rate for a total of eight quarterly assessment periods and, upon completion of such period, the FDIC expects to collect special assessments for two additional quarters at a lower, yet-to-be-determined, assessment rate. As of September 30, 2024, the total loss estimate associated with the failures of SVB and SBNY was $24.1 billion. As the estimated loss to the DIF is adjusted periodically, the FDIC may elect to end its collection of special assessments early, extend the special assessment period beyond the anticipated eight-quarter collection period, or impose a one-time final shortfall special assessment.
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
The SEC’s Regulation Best Interest establishes a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The regulation required us to review and modify our compliance activities, including our policies, procedures, and controls, which caused us to incur additional costs. In addition, state laws that impose a fiduciary duty also may require monitoring, as well as require that we undertake additional compliance measures. In addition, the Bank's insurance agency subsidiary is also subject to regulation and supervision in the various states in which it operates. The administration by the SEC of Regulation Best Interest, as well as any new state laws that impose a fiduciary duty, may negatively impact our results of operation, as well as increase costs associated with legal, compliance, operations, and information technology.
The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with such initiatives may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
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
The CFPB pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters under the Biden Administration, specifically including fair lending, credit reporting, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. In addition, with the recent change in Administration, there have been, and likely will continue to be, corresponding changes in the leadership and senior staff of the CFPB. This turnover could lead to changes in agency policies, tactics and interpretations. In addition, the new Administration and Congress may seek to limit the scope and reach of the CFPB’s authority. The extent and timing of any such changes and any resulting impact on our business and financial results cannot be predicted at this time.
The Bank is periodically examined for mortgage-related issues, including mortgage loan and default services, fair lending, and mortgage banking.
Federal and state banking agencies closely examine the mortgage and mortgage servicing activities of depository financial institutions. Should any of these regulators have serious concerns with respect to our mortgage or mortgage servicing activities in this regard, the regulators’ response to such concerns could result in material adverse effects on our growth strategy and profitability. Further, staff changes to key positions within the CFPB under the Biden Presidential Administration resulted in the CFPB pursuing more strict enforcement policies, specifically in the area of fair lending, loan servicing, collections and other consumer related areas, which may change with the Trump Administration.
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

Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and have become subject to increased supervisory scrutiny.
Revenues derived from transaction fees associated with overdraft protection programs offered to our customers represent a significant portion of our noninterest income. In 2024, the Corporation collected approximately $16 million in overdraft transaction fees. Members of Congress and the leadership of the OCC and CFPB have expressed a heightened interest in bank overdraft protection programs.
In 2023 and 2024, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. The CFPB found that these institutions engaged in unlawful overdraft practices by, among other things, systematically and repeatedly charging fees to customers with insufficient funds in their accounts, imposing overdraft fees without adequate disclosures, charging overdraft fees without proper consent, and misleading customers about the terms and costs of overdraft coverage. The CFPB also has published guidance in 2022 containing instructions for financial institutions to avoid the imposition of unlawful overdraft fees. Further, the CFPB published additional guidance in September 2024 affirming that charging overdraft fees for ATM and one-time debit card transactions without proof of the consumer’s affirmative consent to enrollment in covered overdraft services constitutes a violation of consumer financial protection laws.
The CFPB also has engaged in rulemaking as part of its “junk fee” initiative. In January 2024, the CFPB proposed a rule that would restrict the imposition of NSF fees. If adopted as proposed, the rule would prohibit covered financial institutions, including Associated Bank, from charging fees on transactions declined in real time, including declined debit card purchases, ATM withdrawals and peer-to-peer payments. As of December 31, 2024, the CFPB has not finalized this rule proposal. On December 12, 2024, the CFPB finalized a rule that will require large financial institutions with $10 billion or more in total assets, including Associated Bank, that offer overdraft protection services to either provide customers that receive such services with loan disclosures required under the TILA and Regulation Z, or cap any charges associated with the provision of such services at $5 or an amount that would allow the institution to cover its costs and losses with respect to the overdraft credit transaction. The CFPB’s final rule on overdraft credit is scheduled to take effect on October 1, 2025; however, continued implementation of the final rule under the new leadership of the CFPB is uncertain.
In addition, the OCC has issued supervisory guidance to address the risks associated with overdraft protection programs and overdraft fees. Specifically, the OCC noted in a 2023 bulletin that APSN transaction and representment fee practices may present a heightened risk of violations of Section 5 of the Federal Trade Commission Act of 2010, which prohibits unfair, deceptive, or abusive acts or practices. An APSN transaction refers to the practice of assessing overdraft fees on debit card transactions that authorize when a customer’s available balance is positive but later post to the account when the available balance is negative. Representment fees refer to assessing an additional fee each time a third party submits the same transaction for payment after a bank returns the transaction for NSF. The OCC further noted that banks should establish and maintain sound risk management of overdraft protection programs by establishing effective board and management oversight and appropriate procedures and practices for managing risks associated with overdraft protection programs.
In response to this increased congressional and regulatory scrutiny, and in response to enhanced supervision and enforcement of overdraft protection practices, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. In 2022, the Corporation eliminated NSF fees, overdraft protection transfer fees, and continuous overdraft fees and reduced the daily limit of overdraft fee occurrences from four to two. We may further modify our overdraft program and practices in response to competitive pressures, supervisory guidance and observable trends from public enforcement actions. Despite our ongoing compliance efforts, we may become subject to regulatory enforcement actions with respect to our programs and practices with respect to overdraft and non-sufficient funds fees. In addition, as supervisory expectations and industry practices regarding overdraft protection programs change, our continued offering of overdraft protection may result in negative public opinion and increased reputation risk.
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
We have established a Code of Business Conduct and Ethics and Related Party Transaction Policies and Procedures to address the ethical conduct of business and to avoid potential conflicts of interest. Any system of controls, however well-designed and operated, is based, in part, on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our related controls and procedures or failure to comply with the established Code of Business Conduct and Ethics and Related Party Transaction Policies and Procedures could have a material adverse effect on our reputation, business, results of operations, and/or financial condition.
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
Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well-designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the controls are met. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations, and financial condition.
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

Loss of key colleagues may disrupt relationships with certain customers.
Our business is primarily relationship-driven in that many of our key colleagues have extensive customer relationships. Loss of a key colleague with such customer relationships may lead to the loss of business if the customers were to follow that colleague to a competitor or otherwise choose to transition to another financial services provider. While we believe our relationship with our key personnel is good, we cannot guarantee that all of our key personnel will remain with our organization. Loss of such key personnel could result in the loss of some of our customers.

ITEM 1B.	Unresolved Staff Comments
None.

ITEM 1C.	Cybersecurity
Risk Management and Strategy
The Corporation recognizes the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Corporation. The Corporation's Information Security Program establishes policies and procedures for the measurement of the effectiveness and efficiency of information security controls related to both design and operations. The Corporation leverages the following guidelines and frameworks to develop and maintain the Information Security Program: FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook, FFIEC Cybersecurity Assessment Tool, Center for Internet Security Critical Security Controls, National Institute of Standards and Technology Cybersecurity Framework, National Institute of Standards and Technology Special Publication 800 Series, ISO-27000 Standard and GLBA 501(b). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these guidelines and frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. In general, the Corporation seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on confidentiality, security and availability of the information that the Corporation collects and stores by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cyber threats when they occur.
Among other things, the Information Security Program is focused on the following key areas:
•Security Operation and Governance: As discussed in more detail under the heading “Governance,” senior management carries out this mandate through the Operational Risk and Enterprise Risk Management Committees. To maintain alignment and appropriate insight regarding information security activities, an Information Security Steering Committee provides general program insight.
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
•Cyber Defense Center and the Incident Response Plan: The Corporation has a Security Operations Center, known as the “Cyber Defense Center,” which provides continual security monitoring 24 hours per day, seven days per week, where resources deliver threat analysis, vulnerability management, intrusion detection, intrusion hunting and red team exercises. The Corporation’s Incident Response Plan helps reduce the risks related to security incidents by providing guidelines on responding to incidents by focusing on a roadmap for coordinating personnel, policies, and procedures.
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

The Corporation leverages regular assessments to identify current and potential threats and vulnerabilities within the Corporation’s environment, using vulnerability scanning tools, penetration testing, system management tools, and process and procedural reviews. The Corporation conducts a variety of assessments throughout the year, both internally and through third parties.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, Risk Factors — Operational Risks for additional disclosures with regard to the possible impact of future cybersecurity threats or incidents.
Governance
The Board of Directors, through the ERC, provides direction and oversight of the enterprise-wide risk management framework of the Corporation, and cybersecurity represents a component of the Corporation's overall approach to enterprise-wide risk management. The ERC reviews and approves the Information Security Policy. The Board of Directors receives regular presentations which include updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Corporation’s peers and third parties. The Board of Directors also receives information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the full Board of Directors discusses the Corporation’s approach to cybersecurity risk management with the Corporation’s CISO.
The CISO, under the guidance of our CIO, CRO, Chief Executive Officer and General Counsel, works collaboratively across the Corporation to implement an information security program. To facilitate the success of the Corporation’s cybersecurity risk management program, multidisciplinary teams throughout the Corporation are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and the 2nd Line Information Security Risk Management team monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Corporate Crisis Management Team and ultimately the ERC when appropriate.
The CISO has served in various roles in Information Technology and Information Security for over 35 years, including serving in the CISO role of two large public companies, including Associated Bank for 18 years. The CISO holds an undergraduate degree in Management Information Systems and has attained the professional Information Systems Audit and Control Association certification of Certified Information Security Manager in 2005. The CIO holds an undergraduate degree in business management, with a minor in international business, and is currently pursuing a master’s degree in cybersecurity and has served in various roles in information technology for over 40 years, including serving as either the Chief Technology Officer or CIO of four public companies. The CRO has over 30 years of banking experience, holds a degree in computer science, and earned the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors. The Corporation’s Chief Executive Officer and General Counsel each hold degrees in their respective fields, and each has extensive experience managing risks at the Corporation and similar financial institutions, including risks arising from cybersecurity threats.

ITEM 2.	Properties
The Corporation operated 2.4 million square feet of space spread across 213 facilities at December 31, 2024. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively. The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin, and an adjoining 37,000 square foot building at 815 Water Street, which serves as the headquarters for Associated Trust Company (both buildings are now part of the "Associated Bank River Center"). Associated Bank N.A. is headquartered in a 61,000 square foot building at 200 North Adams Street in Green Bay, Wisconsin. Based on gross square feet, at December 31, 2024, Associated Bank owned 92% of our total property portfolio.
At December 31, 2024, Associated Bank operated 188 banking branches serving over 100 different communities throughout Wisconsin, Illinois, and Minnesota. Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased. Associated Bank also operated loan production offices in Indiana, Michigan, Missouri, New York, Ohio and Texas.

ITEM 3.	Legal Proceedings
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 12, 2025.
Andrew J. Harmening - Age: 55
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
Patrick E. Ahern - Age: 58
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
Matthew R. Braeger - Age: 50
Matthew R. Braeger has been Executive Vice President, Chief Audit Executive of Associated and Associated Bank since February 2018. He served as Deputy Chief Audit Executive from October 2017 to February 2018. He joined Associated in April 2013 as Senior Vice President, Business Support Audit Director. Previously, he held audit management positions with Fiserv, Inc. and public accounting audit roles with Ernst & Young, LLP. Mr. Braeger has more than 24 years of auditing experience, primarily in banking technology and financial services.
Bryan J. Carson - Age: 54
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
Dennis M. DeLoye - Age: 61
Dennis M. DeLoye has been Executive Vice President, Head of Community Markets and Regional President Northeast Wisconsin of Associated and Associated Bank since April 2022. Mr. DeLoye previously served as Executive Vice President, Deputy Head of Community Markets and Regional President Northeast Wisconsin from November 2021 to April 2022. DeLoye joined Associated in 2016, serving as Community Market President for the Central and Northern Wisconsin markets until November 2021.
Angie M. DeWitt - Age: 55
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

Randall J. Erickson - Age: 65
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
Jayne C. Hladio - Age: 57
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
Nicole M. Kitowski - Age: 49
Nicole M. Kitowski has been Executive Vice President, Chief Risk Officer of Associated and Associated Bank since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.
Derek S. Meyer - Age: 58
Derek S. Meyer has been Executive Vice President, Chief Financial Officer of Associated and Associated Bank since August 2022. Prior to joining Associated, Derek served as the Executive Vice President, Corporate Treasurer of Huntington Bank from 2019 to June 2022. Mr. Meyer also served as Executive Vice President, Financial Planning & Analysis Director from 2011 to 2019. During his 22 years at Huntington Bank, he held various senior leadership roles and was responsible for crucial finance functions including treasury, financial planning and analysis, stress testing, mergers and acquisition due diligence, regulatory matters, and process and controls implementation.
Paul G. Schmidt - Age: 62
Paul G. Schmidt has been Executive Vice President, Head of CRE of Associated and Associated Bank since January 2016 and was appointed Head of Facilities and Twin Cities Market President in July 2022. He joined Associated in April 2015 as Executive Vice President of CRE. He was named Deputy Head of CRE in September 2015. Mr. Schmidt brings more than 41 years of banking experience to Associated. Most recently, he held the position of Executive Vice President, Division Manager, CRE at Wells Fargo from 2002 to 2015.
David L. Stein - Age: 61
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
Phillip Trier - Age: 46
Phillip Trier has been Executive Vice President, Head of Corporate and Commercial Banking of Associated and Associated Bank since November 2024. He joined Associated in 2023 as Executive Vice President, Commercial Banking Group Leader. Prior to joining Associated, he spent 23 years at U.S. Bank where he held various positions of increasing responsibility. Most recently he served as the Midwest region executive where he was responsible for leading commercial banking across 11 states from April 2022 to November 2023. Prior to that, he served as Commercial Banking Region Leader and Twin Cities Market President from 2013 to 2022. In addition, he led several national industry verticals including title & escrow, HOA property management, alternative investment and fintech.

John A. Utz - Age: 56
John A. Utz has been Executive Vice President, Head of Specialized Industries and Capital Markets, and Milwaukee Market President of Associated and Associated Bank since November 2024. Previously, Mr. Utz served as Head of Corporate Banking from September 2015 to November 2024 and was Head of Wealth Management from April 2020 to July 2021. He joined Associated in March 2010 with upwards of 20 years of banking experience, having previously served as President of Union Bank’s UnionBanCal Equities and head of its Capital Markets division from September 2007 to March 2010, and as head of the National Banking and Asset Management teams from October 2002 to September 2007.
Gregory Warsek - Age: 60
Gregory Warsek has been Executive Vice President, Deputy Head of Commercial Real Estate and Facilities of Associated and Associated Bank since November 2024. He joined Associated in 2002 as Senior Vice President and Market Leader in Chicago. He went on to grow the group by opening the St. Louis office and expanding the business into the Institutional and REIT space. He has held multiple leadership roles at Associated from February 2002 to November 2024, most recently serving as Executive Vice President, Group Leader, overseeing all the CRE revenue lines of business from September 2022 to November 2024. Prior to that, he served for several years as Senior Vice President, Senior Regional Manager, where he oversaw the Chicago, Minneapolis, Institutional, and REIT teams.
Terry L. Williams - Age: 65
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
Steven Zandpour - Age: 48
Steven Zandpour has been Executive Vice President, Deputy Head of Consumer and Business Banking of Associated and Associated Bank since January 1, 2025. He joined Associated in January 2024 as Executive Vice President, Director of Consumer and Business Banking. Prior to joining Associated, he served as U.S. Head of Specialty Sales at BMO U.S. from February 2019 to January 2024, overseeing financial results for the Mortgage, Business Banking, and Mass Affluent segments across the institution's U.S. footprint. From July 2014 to February 2019, he served as Regional President, Head of Retail Banking for the Chicago region at BMO U.S.

PART II

ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information in response to this item is incorporated by reference to the discussion of dividend restrictions under Part I, Item 1, Business - Supervision and Regulation - Holding Company Dividends, and in Note 9 Stockholders' Equity of the notes to consolidated financial statements included under Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The Corporation’s common stock is traded on the NYSE under the symbol ASB.
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 31, 2025, was 6,201. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares was 34,351.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
During the fourth quarter of 2024, the Corporation repurchased approximately $227,000 of common stock, all of which were repurchases related to tax withholding on equity compensation, with no open market repurchases during the quarter. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2024 and 2023, see Part II, Item 8, Note 9 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2024 - October 31, 2024	5,213	$21.98	—
November 1, 2024 - November 30, 2024	2,541	26.78	—
December 1, 2024 - December 31, 2024	1,717	25.72	—
Total	9,471	$23.95	—	2,567,221
(a) During the fourth quarter of 2024, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At December 31, 2024, there remained $61 million authorized to be repurchased under the Board of Directors' 2021 $100 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on December 31, 2024.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index, the S&P 400 Regional Banks Sub-Industry Index, and the KBW Nasdaq Regional Banking Total Return Index for the period of five fiscal years commencing on January 1, 2020 and ending December 31, 2024. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The KBW Nasdaq Regional Banking Total Return Index is comprised of U.S. companies that do business as regional banks or thrifts. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2019. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$225
$200
$175
$150
$125
$100
$75
$50
$100.0
2019
2020
2021
2022
2023
2024
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index
KBW Nasdaq Regional Banking Total Return Index

	2019	2020	2021	2022	2023	2024
Associated Banc-Corp	$100.0	$80.6	$110.4	$116.8	$112.5	$130.4
S&P 500 Index	$100.0	$118.1	$151.7	$124.3	$156.6	$195.6
S&P 400 Regional Banks Sub-Industry Index	$100.0	$90.7	$128.3	$123.0	$121.3	$141.4
KBW Nasdaq Regional Banking Total Return Index	$100.0	$91.3	$124.7	$116.1	$115.6	$130.9
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
The detailed financial discussion that follows focuses on 2024 results compared to 2023. For a discussion of 2023 results compared to 2022, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2023.
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
Performance Summary
•Diluted earnings per common share of $0.72 in 2024 decreased $0.41, or 36%, from 2023, mainly as a result of nonrecurring items related to the balance sheet repositioning the Corporation announced in the fourth quarter of 2024 in addition to the issuance of 13.8 million common shares during the fourth quarter of 2024.
•Average loans of $29.7 billion for the full year of 2024 increased $163 million, or 1%, from a year ago, driven by increases in auto finance and commercial and business lending, partially offset by a decrease in residential mortgage.
•Average deposits of $33.4 billion for the full year of 2024 increased $2.0 billion, or 7%, from a year ago, driven by increases in time deposits, interest-bearing demand deposits, savings deposits, and network transaction deposits, partially offset by decreases in noninterest-bearing demand deposits and money market deposits.
•Net interest income of $1.0 billion in 2024 increased $8 million, or 1%, from 2023. Net interest margin of 2.78% in 2024 decreased 3 bp from 2.81% in 2023. The increase in net interest income was driven by growth of earning assets while margin compressed as a result of a shift in mix within deposits into higher cost funding from noninterest-bearing demand deposits.
•Provision for credit losses was $85 million in 2024, compared to $83 million in 2023.
•Noninterest income (loss) of $(9) million in 2024 decreased $73 million from 2023, primarily due to higher investment securities losses related to nonrecurring items from the balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $818 million in 2024 increased $5 million, or 1%, from 2023, as a result of increased personnel expense as the Corporation continues to execute our growth strategy and the loss on prepayments of FHLB advances related to the balance sheet repositioning announced in the fourth quarter of 2024, partially offset by decreased FDIC assessment expense.

Income Statement Analysis
Net Interest Income
Table 1 Net Interest Income Analysis

	Years Ended December 31,
	2024			2023			2022
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)(c)
Commercial and business lending	$11,069,185	$786,963	7.11%	$10,831,275	$740,017	6.83%	$9,852,303	$384,155	3.90%
Commercial real estate lending	7,270,239	538,228	7.40%	7,314,651	520,028	7.11%	6,595,635	281,485	4.27%
Total commercial	18,339,424	1,325,191	7.23%	18,145,926	1,260,045	6.94%	16,447,938	665,640	4.05%
Residential mortgage	7,907,962	278,804	3.53%	8,696,706	293,446	3.37%	8,052,277	245,975	3.05%
Auto finance	2,576,979	144,892	5.62%	1,793,959	89,454	4.99%	805,179	30,749	3.82%
Other retail	872,994	83,386	9.55%	897,702	80,189	8.93%	894,948	52,266	5.84%
Total loans	29,697,360	1,832,274	6.17%	29,534,293	1,723,134	5.83%	26,200,341	994,630	3.80%
Investment securities
Taxable	5,690,238	199,424	3.50%	5,243,805	146,006	2.78%	4,362,394	75,444	1.73%
Tax-exempt(a)	2,111,523	71,458	3.38%	2,288,328	79,673	3.48%	2,419,262	82,771	3.42%
Other short-term investments	668,730	37,291	5.58%	564,284	28,408	5.03%	570,887	11,475	2.01%
Investments and other	8,470,491	308,173	3.64%	8,096,417	254,087	3.14%	7,352,542	169,690	2.31%
Total earning assets	$38,167,851	$2,140,446	5.61%	$37,630,710	$1,977,221	5.25%	$33,552,884	$1,164,320	3.47%
Other assets, net	3,166,002			3,018,214			3,105,049
Total assets	$41,333,853			$40,648,923			$36,657,932
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,080,045	$85,450	1.68%	$4,773,366	$63,945	1.34%	$4,652,774	$5,033	0.11%
Interest-bearing demand	7,443,738	193,900	2.60%	6,904,514	154,136	2.23%	6,638,592	35,169	0.53%
Money market	5,994,171	181,444	3.03%	6,668,930	177,311	2.66%	7,164,518	36,370	0.51%
Network transaction deposits	1,645,695	85,788	5.21%	1,469,616	75,294	5.12%	821,804	14,721	1.79%
Time deposits	7,481,486	355,221	4.75%	4,905,748	202,939	4.14%	1,315,793	7,016	0.53%
Total interest-bearing deposits	27,645,135	901,804	3.26%	24,722,174	673,624	2.72%	20,593,482	98,309	0.48%
Federal funds purchased and securities sold under agreements to repurchase	272,069	11,754	4.32%	345,519	12,238	3.54%	388,701	3,480	0.90%
Other short-term funding	403,214	20,420	5.06%	8,582	1	0.01%	20,540	2	0.01%
FHLB advances	1,793,734	98,520	5.49%	3,741,790	196,535	5.25%	2,784,403	75,487	2.71%
Long-term funding	640,842	45,781	7.14%	504,438	36,080	7.15%	249,478	10,653	4.27%
Total short and long-term funding	3,109,859	176,475	5.67%	4,600,329	244,855	5.32%	3,443,123	89,621	2.60%
Total interest-bearing liabilities	$30,754,994	$1,078,279	3.51%	$29,322,503	$918,479	3.13%	$24,036,605	$187,931	0.78%
Noninterest-bearing demand deposits	5,745,960			6,620,965			8,163,703
Other liabilities	530,537			594,318			482,538
Stockholders’ equity	4,302,362			4,111,138			3,975,086
Total liabilities and stockholders’ equity	$41,333,853			$40,648,923			$36,657,932
Interest rate spread			2.10%			2.12%			2.69%
Net free funds			0.68%			0.69%			0.22%
Fully tax-equivalent net interest income and net interest margin		$1,062,167	2.78%		$1,058,742	2.81%		$976,389	2.91%
Fully tax-equivalent adjustment		14,919			19,168			19,068
Net interest income		$1,047,248			$1,039,573			$957,321
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
Table 1 provides average daily balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2024, 2023, and 2022. Table 2 presents additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.
Notable Contributions to the Change in 2024 Net Interest Income
•Fully tax-equivalent net interest income was up $3 million and net interest income was up $8 million, or 1%, compared to 2023. The higher overall rate environment has resulted in higher yields on earnings assets, which combined with the mix shift from lower to higher yielding earning asset classes, resulted in the yield on earning assets increasing by 36 bp compared to 2023, while the cost of interest-bearing liabilities increased 38 bp from 2023, largely due to an increase in higher cost average time deposits. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average loans increased $163 million, or 1%, compared to 2023, with a decrease of $789 million, or 9%, in residential mortgage more than offset by increases of $783 million, or 44%, in auto finance and $238 million, or 2%, in commercial and business lending. Average investments and other short-term investments increased $374 million, or 5%, compared to 2023, driven by increases of $446 million, or 9%, in taxable investments and $104 million, or 19%, in other short-term investments, partially offset by a decrease of $177 million, or 8%, in tax-exempt investments.
•Average interest-bearing liabilities increased $1.4 billion, or 5%, compared to 2023. Average interest-bearing deposits increased $2.9 billion, or 12%, compared to 2023, primarily driven by increases in time deposits, interest-bearing demand deposits, savings deposits, and network transaction deposits, partially offset by a decrease in money market deposits. Average total short and long-term funding decreased $1.5 billion, or 32%, from 2023, primarily driven by a decrease in FHLB advances of $1.9 billion, or 52%, as a result of using brokered CDs to pay down higher interest sources of funding, partially offset by an increase of $395 million in other short-term funding related to the utilization of the BTFP. Average noninterest-bearing demand deposits decreased $875 million, or 13%, compared to 2023.

Table 2 Rate/Volume Analysis(a)

	2024 Compared to 2023 Increase (Decrease) Due to			2023 Compared to 2022 Increase (Decrease) Due to
($ in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans(b)
Commercial and business lending	$16,486	$30,460	$46,946	$41,522	$314,340	$355,862
Commercial real estate lending	(3,174)	21,374	18,200	33,560	204,983	238,544
Total commercial	13,312	51,834	65,146	75,082	519,323	594,405
Residential mortgage	(27,413)	12,771	(14,641)	20,578	26,892	47,470
Auto finance	42,899	12,539	55,438	47,003	11,702	58,705
Other retail	(2,251)	5,448	3,197	161	27,761	27,923
Total loans	26,548	82,592	109,140	142,825	585,679	728,504
Investment securities
Taxable	13,226	40,191	53,418	17,557	53,005	70,562
Tax-exempt(b)	(6,029)	(2,186)	(8,215)	(4,539)	1,442	(3,098)
Other short-term investments	5,616	3,267	8,883	(134)	17,067	16,933
Investments and other	12,813	41,272	54,086	12,883	71,513	84,397
Total earning assets	$39,361	$123,865	$163,226	$155,708	$657,192	$812,900
Interest expense
Savings	$4,319	$17,186	$21,505	$134	$58,777	$58,911
Interest-bearing demand	12,678	27,085	39,763	1,464	117,503	118,968
Money market	(18,989)	23,123	4,134	(2,687)	143,628	140,941
Network transaction deposits	9,159	1,336	10,495	18,029	42,543	60,572
Time deposits	118,838	33,444	152,282	143,015	52,908	195,923
Total interest-bearing deposits	126,005	102,174	228,180	159,955	415,359	575,315
Federal funds purchased and securities sold under agreements to repurchase	(2,883)	2,399	(484)	(428)	9,187	8,759
Other short-term funding	1,771	18,648	20,419	(1)	—	(2)
FHLB advances	(106,619)	8,604	(98,015)	32,485	88,564	121,049
Long-term funding	9,745	(44)	9,701	15,312	10,115	25,428
Total short and long-term funding	(97,986)	29,606	(68,380)	47,368	107,865	155,233
Total interest-bearing liabilities	28,019	131,781	159,800	207,323	523,225	730,548
Fully tax-equivalent net interest income	$11,342	$(7,916)	$3,426	$(51,615)	$133,968	$82,352
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21% and is net of the effects of certain disallowed interest deductions.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2024 was the Moody's baseline scenario from November 2024, which was reviewed against the December 2024 baseline scenario with no material updates made, over a two-year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 3 Noninterest Income

	Years Ended December 31,			$ Change		% Change
($ in thousands)	2024	2023	2022	2024 from 2023	2023 from 2022	2024 from 2023	2023 from 2022
Wealth management fees	$92,569	$82,502	$84,122	$10,067	$(1,620)	12%	(2)%
Service charges and deposit account fees	51,642	49,045	62,310	2,597	(13,265)	5%	(21)%
Card-based fees	46,921	45,020	44,014	1,901	1,006	4%	2%
Other fee-based revenue	19,499	17,268	15,903	2,231	1,365	13%	9%
Total fee-based revenue	210,630	193,835	206,350	16,795	(12,515)	9%	(6)%
Capital markets, net	22,084	24,649	29,917	(2,565)	(5,268)	(10)%	(18)%
Mortgage banking, net	10,686	19,429	18,873	(8,743)	556	(45)%	3%
Loss on mortgage portfolio sale	(130,406)	(136,239)	—	5,833	(136,239)	(4)%	N/M
Bank and corporate owned life insurance	13,477	10,266	11,431	3,211	(1,165)	31%	(10)%
Other	9,310	9,691	10,715	(381)	(1,024)	(4)%	(10)%
Subtotal	135,782	121,631	277,286	14,151	(155,655)	12%	(56)%
Asset (losses) gains, net	(1,042)	454	1,338	(1,496)	(884)	N/M	(66)%
Investment securities (losses) gains, net	(144,147)	(58,903)	3,746	(85,244)	(62,649)	145%	N/M
Total noninterest (loss) income	$(9,407)	$63,182	$282,370	$(72,589)	$(219,188)	N/M	(78)%
Mortgage loans originated for sale during period	$617,889	$395,834	$600,114	$222,055	$(204,280)	56%	(34)%
Mortgage loan settlements during period	584,781	1,212,069	715,035	(627,288)	497,034	(52)%	70%
Mortgage portfolio loans transferred to held for sale during period	722,991	968,595	—	(245,603)	968,595	(25)%	N/M
Assets under management, at market value(a)	14,773	13,545	11,843	1,228	1,702	9%	14%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in 2024 Noninterest Income
•The 2024 loss on the mortgage portfolio sale was the result of an announced sale of $723 million of residential mortgages related to the balance sheet repositioning in the fourth quarter of 2024 and the sale closed in January 2025.
•Investment securities (losses) gains, net decreased from 2023, driven primarily by the sale of lower yielding AFS securities with a carrying value of $1.1 billion at a net loss of $148 million, related to the balance sheet repositioning in the fourth quarter of 2024.

Noninterest Expense
Table 4 Noninterest Expense

	Years Ended December 31,			$ Change		% Change
($ in thousands)	2024	2023	2022	2024 from 2023	2023 from 2022	2024 from 2023	2023 from 2022
Personnel	$487,956	$468,355	$454,101	$19,601	$14,254	4%	3%
Technology	107,563	102,018	90,700	5,545	11,318	5%	12%
Occupancy	54,622	57,204	59,794	(2,582)	(2,590)	(5)%	(4)%
Business development and advertising	28,142	28,405	25,525	(263)	2,880	(1)%	11%
Equipment	18,431	19,663	19,632	(1,232)	31	(6)%	—%
Legal and professional	21,601	19,911	18,250	1,690	1,661	8%	9%
Loan and foreclosure costs	8,471	5,408	5,925	3,063	(517)	57%	(9)%
FDIC assessment	38,439	67,072	22,650	(28,633)	44,422	(43)%	196%
Other intangible amortization	8,811	8,811	8,811	—	—	—%	—%
Loss on prepayments of FHLB advances	14,243	—	—	14,243	—	N/M	N/M
Other	30,118	36,837	41,675	(6,719)	(4,838)	(18)%	(12)%
Total noninterest expense	$818,397	$813,682	$747,063	$4,715	$66,619	1%	9%
Average FTEs(a)	4,030	4,199	4,118	(169)	81	(4)%	2%
(a) Average FTEs without overtime
Notable Contributions to the Change in 2024 Noninterest Expense
•FDIC assessment expense decreased from 2023, primarily driven by a one-time expense of $31 million in 2023, resulting from the special assessment pursuant to systemic risk incurred by the FDIC on member banks as a result of the bank failures in the first quarter of 2023, partially offset by subsequent adjustments to the special assessment during 2024.
•Personnel costs increased from 2023, as the Corporation continues to execute our growth strategy.
•During the fourth quarter of 2024, the Corporation prepaid $600 million of long-term FHLB advances and incurred a loss of $14 million on the prepayment.
Income Taxes
The Corporation recognized income tax expense of $11 million for 2024, compared to income tax expense of $23 million for 2023. The Corporation's effective tax rate was 8.41% for 2024, compared to an effective tax rate of 11.21% for 2023. The decrease in income tax expense and lower effective tax rate during 2024 were primarily due to a strategic reallocation of the investment portfolio and the adoption of a legal entity rationalization plan that resulted in the recognition of deferred tax benefits of $35 million, partially offset by a deferred tax asset valuation allowance of $33 million related to certain capital loss carryovers.
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

Balance Sheet Analysis
•At December 31, 2024, total assets were $43.0 billion, up $2.0 billion, or 5%, from December 31, 2023.
•AFS investment securities, at fair value increased $981 million, or 27%, to $4.6 billion, while HTM investment securities, net, at amortized cost decreased by $121 million, or 3%, to $3.7 billion. See section Investment Securities Portfolio and Note 2 Investment Securities of the notes to consolidated financial statements for additional information on the Corporation's portfolio of investment securities.
•At December 31, 2024, total loans were $29.8 billion, up $552 million, or 2%, from December 31, 2023, primarily due to increases of $924 million, or 9%, in commercial and business lending and $554 million, or 25%, in auto finance, partially offset by a decrease of $817 million, or 10%, in residential mortgage as a result of a nonrecurring mortgage portfolio sale related to the balance sheet repositioning announced in the fourth quarter of 2024 and the sale closed in January 2025, which was the primary driver of a $614 million increase in residential loans held for sale, and a decrease of $185 million, or 3%, in CRE lending. See section Loans and Note 3 Loans of the notes to consolidated financial statements for additional information on loans.
•At December 31, 2024, total deposits of $34.6 billion were up $1.2 billion, or 4%, from December 31, 2023, driven by increases in other time deposits of $832 million, or 29%, money market of $307 million, or 5%, savings of $298 million, or 6%, and interest-bearing demand of $281 million, or 3%, partially offset by decreases in noninterest-bearing demand of $344 million, or 6%, and brokered CDs of $171 million, or 4%. See section Deposits and Customer Funding and Note 7 Deposits of the notes to consolidated financial statements for additional information on deposits.
•At December 31, 2024, other long-term funding of $838 million was up $296 million, or 55%, as a result of the issuance of senior debt. See section Other Funding Sources and Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details on funding.

Loans
Table 5 Period End Loan Composition

	As of December 31,
	2024		2023		2022		2021		2020
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$10,573,741	36%	$9,731,555	33%	$9,759,454	34%	$8,452,385	35%	$8,469,179	35%
Commercial real estate — owner occupied	1,143,741	4%	1,061,700	4%	991,722	3%	971,326	4%	900,912	4%
Commercial and business lending	11,717,483	39%	10,793,255	37%	10,751,176	37%	9,423,711	39%	9,370,091	38%
Commercial real estate — investor	5,227,975	18%	5,124,245	18%	5,080,344	18%	4,384,569	18%	4,342,584	18%
Real estate construction	1,982,632	7%	2,271,398	8%	2,155,222	7%	1,808,976	7%	1,840,417	8%
Commercial real estate lending	7,210,607	24%	7,395,644	25%	7,235,565	25%	6,193,545	26%	6,183,001	25%
Total commercial	18,928,090	64%	18,188,898	62%	17,986,742	62%	15,617,256	64%	15,553,091	64%
Residential mortgage	7,047,541	24%	7,864,891	27%	8,511,550	30%	7,567,310	31%	7,878,324	32%
Auto finance	2,810,220	9%	2,256,162	8%	1,382,073	5%	143,045	1%	11,177	—%
Home equity	664,252	2%	628,526	2%	624,353	2%	595,615	2%	707,255	3%
Other consumer	318,483	1%	277,740	1%	294,851	1%	301,723	1%	301,876	1%
Total consumer	10,840,496	36%	11,027,319	38%	10,812,828	38%	8,607,693	36%	8,898,632	36%
Total loans	$29,768,586	100%	$29,216,218	100%	$28,799,569	100%	$24,224,949	100%	$24,451,724	100%
Commercial real estate and real estate construction loan detail
Non-owner occupied	$3,210,509	61%	$3,362,085	66%	$3,313,959	65%	$2,972,584	68%	$2,969,906	68%
Multi-family	2,015,401	39%	1,759,504	34%	1,762,608	35%	1,405,264	32%	1,360,305	31%
Farmland	2,065	—%	2,656	—%	3,776	—%	6,720	—%	12,373	—%
Commercial real estate — investor	$5,227,975	100%	$5,124,245	100%	$5,080,344	100%	$4,384,569	100%	$4,342,584	100%
1-4 family construction	$160,699	8%	$275,292	12%	$436,210	20%	$380,160	21%	$270,467	15%
All other construction	1,821,933	92%	1,996,106	88%	1,719,012	80%	1,428,816	79%	1,569,950	85%
Real estate construction	$1,982,632	100%	$2,271,398	100%	$2,155,222	100%	$1,808,976	100%	$1,840,417	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30 to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2024 and 2023. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the ERC. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
During the fourth quarter of 2024, the Corporation announced its intention to sell $723 million in residential mortgages at a loss of $130 million related to the balance sheet repositioning announced during the fourth quarter of 2024 which closed in January 2025.
During the fourth quarter of 2023, the Corporation completed a mortgage portfolio sale of $969 million of residential mortgages sold at a loss of $136 million related to the balance sheet repositioning announced during the fourth quarter of 2023. The proceeds of this sale were used to pay down higher cost funding and increase liquidity capacity.

The Corporation's loan distribution and interest rate sensitivity as of December 31, 2024 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$9,314,491	$894,829	$363,925	$496	$10,573,741	36%
Commercial real estate — owner occupied	748,785	289,931	105,026	—	1,143,741	4%
Commercial real estate — investor	4,893,414	282,155	52,406	—	5,227,975	18%
Real estate construction	1,944,242	35,362	2,339	689	1,982,632	7%
Commercial - adjustable	11,835,333	40,285	3,450	—	11,879,068	40%
Commercial - fixed	5,065,599	1,461,992	520,246	1,185	7,049,022	24%
Residential mortgage - adjustable	196,280	733,221	1,276,168	288	2,205,956	7%
Residential mortgage - fixed	4,641	56,155	374,689	4,406,098	4,841,585	16%
Auto finance	1,522	1,492,395	1,316,303	—	2,810,220	9%
Home equity	619,632	8,302	27,808	8,509	664,252	2%
Other consumer	261,648	30,500	17,447	8,888	318,483	1%
Total loans	$17,984,656	$3,822,851	$3,536,111	$4,424,968	$29,768,586	100%
Fixed-rate	$5,078,378	$3,048,547	$2,256,493	$4,424,680	$14,808,099	50%
Floating or adjustable rate	12,906,278	774,304	1,279,618	288	14,960,487	50%
Total	$17,984,656	$3,822,851	$3,536,111	$4,424,968	$29,768,586	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At December 31, 2024, $20.0 billion, or 67%, of the total loans outstanding and $16.9 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location are performed to monitor trends, financial performance, and concentrations. See Note 3 Loans of the notes to consolidated financial statements for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2024, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and ABL and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

December 31, 2024	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
Real Estate(a)	531	$2,073,512	$3,606,140	9%
Utilities(b)	221	2,570,337	3,254,783	8%
Credit Intermediation and Related Activities(c)	522	836,075	1,591,084	4%
Merchant Wholesalers, Durable Goods	423	606,781	1,036,982	3%
(a) Includes REIT lines
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
Table 8 Largest Commercial Real Estate - Investor Property Type Exposures

December 31, 2024	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	38%
Industrial	3%	25%
Office	2%	18%
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
Real estate construction: Real estate construction loans are primarily short-term or interim loans that provide financing for the acquisition or development of commercial income properties, multi-family projects, or residential development, both single family and condominium. Real estate construction loans are made to developers and project managers who are generally well-known to the Corporation and have prior successful project experience. The credit risk associated with real estate construction loans is generally confined to specific geographic areas but is also influenced by general economic conditions. The Corporation controls the credit risk on these types of loans by making loans in familiar markets to developers, reviewing the merits of individual projects, controlling loan structure, and monitoring project progress and construction advances.
Table 9 Largest Real Estate Construction Property Type Exposures

December 31, 2024	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	54%
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
Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 89% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2024. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management's historical practice of originating and servicing residential mortgage loans, generally the Corporation's 30-year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management's analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain mortgage loan production on its balance sheet.
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

Other consumer: Other consumer consists of student loans, short-term personal installment loans, and credit cards. Credit risk for other consumer loans is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.

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
Table 10 Nonperforming Assets

	As of December 31,
($ in thousands)	2024	2023	2022	2021	2020
Nonperforming assets
Commercial and industrial	$19,084	$62,022	$14,329	$6,279	$61,859
Commercial real estate — owner occupied	1,501	1,394	—	—	1,058
Commercial and business lending	20,585	63,416	14,329	6,279	62,917
Commercial real estate — investor	16,705	—	29,380	60,677	78,220
Real estate construction	30	6	105	177	353
Commercial real estate lending	16,735	6	29,485	60,855	78,573
Total commercial	37,320	63,422	43,814	67,134	141,490
Residential mortgage	70,038	71,142	58,480	55,362	59,337
Auto finance	7,402	5,797	1,490	52	49
Home equity	8,378	8,508	7,487	7,726	9,888
Other consumer	122	128	197	170	91
Total consumer	85,941	85,574	67,654	63,309	69,364
Total nonaccrual loans	123,260	148,997	111,467	130,443	210,854
Commercial real estate owned	11,914	914	325	984	2,185
Residential real estate owned	2,068	1,290	2,878	3,666	1,194
Bank properties real estate owned	6,235	8,301	11,580	24,969	10,889
OREO	20,217	10,506	14,784	29,619	14,269
Repossessed assets	687	919	215	—	—
Total nonperforming assets	$144,164	$160,421	$126,466	$160,062	$225,123
Accruing loans past due 90 days or more
Commercial	$642	$19,812	$282	$151	$175
Consumer	2,547	1,876	1,446	1,111	1,423
Total accruing loans past due 90 days or more	$3,189	$21,689	$1,728	$1,263	$1,598
Restructured loans (accruing)(a)
Commercial	$475	$306	$13,093	$22,763	$41,119
Consumer	3,057	2,414	19,775	19,768	10,973
Total restructured loans (accruing)	$3,531	$2,719	$32,868	$42,530	$52,092
Nonaccrual restructured loans (included in nonaccrual loans)(a)	$2,581	$805	$20,127	$17,426	$20,190
Ratios
Nonaccrual loans to total loans	0.41%	0.51%	0.39%	0.54%	0.86%
NPAs to total loans plus OREO and repossessed assets	0.48%	0.55%	0.44%	0.66%	0.92%
NPAs to total assets	0.34%	0.39%	0.32%	0.46%	0.67%
Allowance for credit losses on loans to nonaccrual loans	326.40%	258.98%	315.34%	245.16%	204.63%

Table 10 Nonperforming Assets (continued)

	As of December 31,
($ in thousands)	2024	2023	2022	2021	2020
Accruing loans 30-89 days past due
Commercial and industrial	$1,260	$5,565	$6,283	$715	$6,119
Commercial real estate — owner occupied	1,634	358	230	163	373
Commercial and business lending	2,893	5,923	6,512	878	6,492
Commercial real estate — investor	36,391	18,697	1,067	616	12,793
Real estate construction	21	—	39	1,620	991
Commercial real estate lending	36,412	18,697	1,105	2,236	13,784
Total commercial	39,305	24,619	7,618	3,114	20,276
Residential mortgage	14,892	13,446	9,874	6,169	10,385
Auto finance	14,850	17,386	9,408	11	57
Home equity	4,625	4,208	5,607	3,711	4,802
Other consumer	3,128	2,166	1,610	2,307	1,543
Total consumer	37,496	37,205	26,499	12,198	16,786
Total accruing loans 30-89 days past due	$76,801	$61,825	$34,117	$15,312	$37,062
(a) On January 1, 2023, the Corporation adopted ASU 2022-02. Under this update, TDRs were eliminated and replaced with a modified loan classification. As a result, amounts reported for 2023 and forward will not be comparable to periods reported for 2022 and prior.
Nonaccrual loans: Nonaccrual loans are considered to be one indicator of potential future loan losses. See management’s accounting policy for nonaccrual loans in Note 1 Summary of Significant Accounting Policies and Note 3 Loans of the notes to consolidated financial statements for additional nonaccrual loan disclosures. See also sections Credit Risk and Allowance for Credit Losses on Loans.
Accruing loans past due 90 days or more: Loans past due 90 days or more but still accruing interest are classified as such where the underlying loans are both well-secured (the collateral value is sufficient to cover principal and accrued interest) and are in the process of collection.
Restructured loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. See also Note 3 Loans of the notes to consolidated financial statements for additional restructured loans disclosures.
OREO: Management actively seeks to ensure OREO properties held are monitored to minimize the Corporation's risk of loss.
Allowance for Credit Losses on Loans
Credit risks within the loan portfolio are inherently different for each loan type. Credit risk is controlled and monitored through the use of lending standards, a thorough review of potential borrowers, and ongoing review of loan payment performance. Active asset quality administration, including early problem loan identification and timely resolution of problems, aids in the management of credit risk and the minimization of loan losses. Credit risk management for each loan type is discussed in the section entitled Credit Risk. See Note 3 Loans of the notes to consolidated financial statements for additional disclosures on the ACLL.
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2024 was the Moody's baseline scenario from November 2024, which was reviewed against the December 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 3 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at December 31, 2024 and December 31, 2023 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	Years Ended December 31,
($ in thousands)	2024	2023	2022	2021	2020
Allowance for loan losses
Balance at beginning of period	$351,094	$312,720	$280,015	$383,702	$201,371
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	N/A	N/A	112,457
Balance at beginning of period, adjusted	351,094	312,720	280,015	383,702	313,828
Provision for loan losses	81,000	87,000	34,000	(80,000)	164,457
Provision for loan losses recorded at acquisition	—	—	—	—	2,543
Gross up of allowance for PCD loans at acquisition	—	—	—	—	3,504
Loans charged off
Commercial and industrial	(47,517)	(45,687)	(4,491)	(21,564)	(80,320)
Commercial real estate — owner occupied	(3)	(25)	—	—	(419)
Commercial and business lending	(47,520)	(45,713)	(4,491)	(21,564)	(80,739)
Commercial real estate — investor	(11,187)	(252)	(50)	(14,346)	(22,920)
Real estate construction	—	(25)	(48)	(5)	(19)
Commercial real estate lending	(11,187)	(277)	(98)	(14,351)	(22,938)
Total commercial	(58,707)	(45,989)	(4,588)	(35,915)	(103,677)
Residential mortgage	(1,029)	(952)	(567)	(880)	(1,867)
Auto finance	(9,541)	(5,950)	(1,041)	(22)	(7)
Home equity	(216)	(424)	(587)	(668)	(1,719)
Other consumer	(6,922)	(5,453)	(3,363)	(3,168)	(4,783)
Total consumer	(17,709)	(12,779)	(5,558)	(4,738)	(8,376)
Total loans charged off	(76,415)	(58,768)	(10,146)	(40,652)	(112,053)
Recoveries of loans previously charged off
Commercial and industrial	2,148	3,015	5,282	8,564	7,004
Commercial real estate — owner occupied	7	11	13	120	147
Commercial and business lending	2,155	3,026	5,295	8,684	7,151
Commercial real estate — investor	—	3,016	50	3,162	643
Real estate construction	65	80	106	126	49
Commercial real estate lending	65	3,095	156	3,288	692
Total commercial	2,220	6,121	5,451	11,972	7,844
Residential mortgage	280	541	908	841	500
Auto finance	2,905	1,241	98	31	25
Home equity	1,366	1,262	1,385	2,854	1,978
Other consumer	1,096	978	1,010	1,267	1,076
Total consumer	5,647	4,021	3,401	4,993	3,579
Total recoveries	7,867	10,142	8,852	16,965	11,422
Net (charge offs)	(68,549)	(48,626)	(1,294)	(23,687)	(100,631)
Balance at end of period	$363,545	$351,094	$312,720	$280,015	$383,702
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$38,776	$39,776	$47,776	$21,907
Cumulative effect of ASU 2016-13 adoption (CECL)	N/A	N/A	N/A	N/A	18,690
Balance at beginning of period, adjusted	34,776	38,776	39,776	47,776	40,597
Provision for unfunded commitments	4,000	(4,000)	(1,000)	(8,000)	7,000
Amount recorded at acquisition	—	—	—	—	179
Balance at end of period	$38,776	$34,776	$38,776	$39,776	$47,776
Allowance for credit losses on loans	$402,322	$385,870	$351,496	$319,791	$431,478
Provision for credit losses on loans	85,000	83,000	33,000	(88,000)	174,000

Table 11 Allowance for Credit Losses on Loans (continued)

	Years Ended December 31,
($ in thousands)	2024	2023	2022	2021	2020
Net loan (charge offs) recoveries
Commercial and industrial	$(45,369)	$(42,672)	$791	$(13,000)	$(73,316)
Commercial real estate — owner occupied	4	(15)	13	120	(272)
Commercial and business lending	(45,365)	(42,687)	804	(12,880)	(73,588)
Commercial real estate — investor	(11,187)	2,763	—	(11,184)	(22,277)
Real estate construction	65	55	58	121	31
Commercial real estate lending	(11,122)	2,819	58	(11,063)	(22,246)
Total commercial	(56,487)	(39,868)	862	(23,943)	(95,834)
Residential mortgage	(750)	(411)	341	(38)	(1,367)
Auto finance	(6,637)	(4,709)	(943)	9	19
Home equity	1,150	837	798	2,186	259
Other consumer	(5,826)	(4,475)	(2,353)	(1,901)	(3,707)
Total consumer	(12,062)	(8,758)	(2,157)	256	(4,797)
Total net (charge offs)	$(68,549)	$(48,626)	$(1,294)	$(23,687)	$(100,631)
Ratios
Allowance for credit losses on loans to total loans	1.35%	1.32%	1.22%	1.32%	1.76%
Allowance for credit losses on loans to net charge offs	5.9x	7.9x	N/M	13.5x	4.3x
Loan evaluation method for ACLL
Individually evaluated for impairment	$5,689	$15,492	$10,324	$15,194	$79,831
Collectively evaluated for impairment	396,632	370,378	341,172	304,597	351,646
Total ACLL	$402,322	$385,870	$351,496	$319,791	$431,478
Loan balance
Individually evaluated for impairment	$37,172	$62,712	$76,577	$115,643	$259,497
Collectively evaluated for impairment	29,731,414	29,153,505	28,722,992	24,109,306	24,192,227
Total loan balance	$29,768,586	$29,216,218	$28,799,569	$24,224,949	$24,451,724
Table 12 Net (Charge Offs) Recoveries(a)

	Years Ended December 31,
(In basis points)	2024	2023	2022	2021	2020
Net loan (charge offs) recoveries
Commercial and industrial	(46)	(44)	1	(16)	(86)
Commercial real estate — owner occupied	—	—	—	1	(3)
Commercial and business lending	(41)	(39)	1	(14)	(78)
Commercial real estate — investor	(22)	5	—	(26)	(54)
Real estate construction	—	—	—	1	—
Commercial real estate lending	(15)	4	—	(18)	(38)
Total commercial	(31)	(22)	1	(16)	(63)
Residential mortgage	(1)	—	—	—	(2)
Auto finance	(26)	(26)	(12)	4	14
Home equity	19	14	13	34	3
Other consumer	(219)	(161)	(79)	(65)	(117)
Total consumer	(11)	(8)	(2)	—	(5)
Total net (charge offs)	(23)	(16)	—	(10)	(41)
(a) Ratio of net charge offs to average loans by loan type.

Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $552 million, or 2%, from December 31, 2023, driven by increases in commercial and industrial lending, auto finance, and CRE-investor lending, partially offset by a decrease in residential mortgage lending, mainly due to the Corporation's balance sheet repositioning in December 2024, and real estate construction lending. See also Note 3 Loans of the notes to consolidated financial statements for additional information on loans.
•Total nonaccrual loans decreased $26 million, or 17%, from December 31, 2023, primarily driven by a decrease in nonaccrual loans within the Corporation's commercial and industrial portfolio, partially offset by an increase in nonaccrual loans within the CRE-investor portfolio. See also Note 3 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•For the year ended December 31, 2024, net charge offs increased $20 million, or 41%, from December 31, 2023, primarily driven by an increase in net charge offs in the Corporation's CRE-investor portfolio. See Tables 11 and 12 for additional information regarding the activity in the ACLL.
Management believes the level of ACLL to be appropriate at December 31, 2024.
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
Table 13 Investment Securities Portfolio

	At December 31,
($ in thousands)	2024	% of Total	2023	% of Total	2022	% of Total
AFS investment securities
Amortized cost
U.S. Treasury securities	$—	—%	$39,984	1%	$124,441	4%
Agency securities	—	—%	—	—%	15,000	1%
Obligations of state and political subdivisions (municipal securities)	3,063	—%	94,008	3%	235,693	8%
Residential mortgage-related securities:
FNMA/FHLMC	120,272	3%	1,274,052	34%	1,820,642	61%
GNMA	4,236,199	92%	2,021,242	54%	502,537	17%
Commercial mortgage-related securities:
FNMA/FHLMC	18,332	—%	18,691	—%	19,038	1%
GNMA	116,275	3%	161,928	4%	115,031	4%
Asset backed securities:
FFELP	108,319	2%	135,832	4%	157,138	5%
SBA	495	—%	1,077	—%	4,512	—%
Other debt securities	3,000	—%	3,000	—%	3,000	—%
Total amortized cost	$4,605,954	100%	$3,749,814	100%	$2,997,032	100%
Fair value
U.S. Treasury securities	$—	—%	$35,902	1%	$109,378	4%
Agency securities	—	—%	—	—%	13,532	—%
Obligations of state and political subdivisions (municipal securities)	3,005	—%	91,817	3%	230,714	8%
Residential mortgage-related securities:
FNMA/FHLMC	110,928	2%	1,120,794	31%	1,604,610	59%
GNMA	4,227,727	92%	2,042,675	57%	497,596	18%
Commercial mortgage-related securities:
FNMA/FHLMC	17,000	—%	16,937	—%	17,142	1%
GNMA	111,475	2%	154,793	4%	110,462	4%
Asset backed securities:
FFELP	107,839	2%	133,975	4%	151,191	6%
SBA	471	—%	1,051	—%	4,477	—%
Other debt securities	2,989	—%	2,950	—%	2,922	—%
Total fair value and carrying value	$4,581,434	100%	$3,600,892	100%	$2,742,025	100%
Net unrealized holding (losses)	$(24,520)		$(148,922)		$(255,007)

Table 13 Investment Securities Portfolio (continued)

	At December 31,
($ in thousands)	2024	% of Total	2023	% of Total	2022	% of Total
HTM investment securities
Amortized cost
U.S. Treasury securities	$1,000	—%	$999	—%	$999	—%
Obligations of state and political subdivisions (municipal securities)	1,659,722	44%	1,682,473	44%	1,732,351	44%
Residential mortgage-related securities:
FNMA/FHLMC	885,476	24%	941,973	24%	961,231	24%
GNMA	43,693	1%	48,979	1%	52,979	1%
Private-label	324,182	9%	345,083	9%	364,728	9%
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	21%	780,995	20%	778,796	20%
GNMA	52,219	1%	59,733	2%	69,369	2%
Total amortized cost and carrying value	$3,738,747	100%	$3,860,235	100%	$3,960,451	100%
Fair value
U.S. Treasury securities	$999	—%	$963	—%	$936	—%
Obligations of state and political subdivisions (municipal securities)	1,486,642	47%	1,554,059	46%	1,551,647	46%
Residential mortgage-related securities:
FNMA/FHLMC	721,946	23%	804,393	24%	816,771	24%
GNMA	39,927	1%	46,170	1%	49,628	1%
Private-label	266,353	8%	289,507	9%	303,505	9%
Commercial mortgage-related securities:
FNMA/FHLMC	623,595	20%	632,914	19%	615,839	18%
GNMA	46,032	1%	52,619	2%	62,691	2%
Total fair value	$3,185,494	100%	$3,380,624	100%	$3,401,018	100%
Net unrealized holding (losses)	$(553,253)		$(479,610)		$(559,433)
Equity securities
Equity securities carrying value and fair value	$23,242	100%	$41,651	100%	$25,216	100%
At December 31, 2024, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity.
During the fourth quarter of 2024 as part of the balance sheet repositioning, the Corporation sold lower yielding AFS securities with a carrying value of $1.1 billion at a net loss of $148 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities.
During the fourth quarter of 2023 as part of the balance sheet repositioning, the Corporation sold lower yielding AFS securities with a carrying value of $715 million at a net loss of $65 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities.
The Corporation did not recognize any credit-related write-downs to the allowance for credit losses on investments during 2024, 2023, or 2022. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 2 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.
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
Equity Securities without Readily Determinable Fair Values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund, and historically, Visa Class B restricted shares, the latter which the Corporation sold all remaining shares during the first quarter of 2024.
Regulatory Stock (FHLB and Federal Reserve System)
In addition to the AFS, HTM, and equity investment securities noted above, the Corporation is also required to hold certain regulatory stock. The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as member banks of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. See Note 2 Investment Securities of the notes to consolidated financial statements for additional information on the regulatory stock.

Table 14 Investment Securities Portfolio Maturity Distribution(a)

	December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
AFS securities
Obligations of state and political subdivisions (municipal securities)
After one but within five years	$1,040	$1,033	4.04%
After five years but within ten years	1,390	1,387	4.68%
After ten years	633	585	4.46%
Total obligations of state and political subdivisions (municipal securities)	$3,063	$3,005	4.42%
Agency residential mortgage-related securities
Within one year	$8,875	$8,865	5.35%
After one but within five years	3,953,356	3,944,743	5.41%
After five years but within ten years	349,831	341,427	4.53%
After ten years	44,409	43,621	5.43%
Total agency residential mortgage-related securities	$4,356,471	$4,338,655	5.34%
Agency commercial mortgage-related securities
Within one year	$1,007	$971	2.32%
After one but within five years	86,319	82,872	3.83%
After five years but within ten years	47,281	44,632	3.96%
Total agency commercial mortgage-related securities	$134,607	$128,475	3.87%
Asset backed securities
Within one year	$7	$7	5.05%
After one but within five years	108,807	108,303	6.17%
Total asset backed securities	$108,814	$108,310	6.17%
Other debt securities
Within one year	$1,000	$997	3.30%
After one but within five years	2,000	1,993	4.74%
Total other debt securities	$3,000	$2,989	4.26%
Total AFS securities	$4,605,954	$4,581,434	5.31%

Table 14 Investment Securities Portfolio Maturity Distribution (continued)(a)

	December 31, 2024
($ in thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
HTM securities
U.S. Treasury securities
Within one year	$1,000	$999	1.20%
Total U.S. Treasury securities	$1,000	$999	1.20%
Obligations of state and political subdivisions (municipal securities)
Within one year	$16,800	$16,747	3.73%
After one but within five years	62,054	61,286	3.95%
After five years but within ten years	187,803	179,653	3.93%
After ten years	1,393,065	1,228,957	3.71%
Total obligations of state and political subdivisions (municipal securities)	$1,659,722	$1,486,642	3.74%
Agency residential mortgage-related securities
After one but within five years	$21,253	$19,483	3.29%
After five years but within ten years	205,110	167,033	2.46%
After ten years	702,806	575,358	2.18%
Total agency residential mortgage-related securities	$929,169	$761,874	2.27%
Private-label residential mortgage-related securities
After one but within five years	$3,746	$3,216	2.28%
After five years but within ten years	320,436	263,138	2.36%
Total private-label residential mortgage-related securities	$324,182	$266,353	2.35%
Agency commercial mortgage-related securities
Within one year	$3,785	$3,604	2.34%
After one but within five years	247,091	210,027	1.59%
After five years but within ten years	427,102	346,324	2.10%
After ten years	146,697	109,671	2.12%
Total agency commercial mortgage-related securities	$824,675	$669,626	1.95%
Total HTM securities	$3,738,747	$3,185,494	2.86%

Equity securities
Equity securities with readily determinable fair values	$10,670	$10,670	—%
Equity securities without readily determinable fair values	12,572	12,572	—%
Total equity securities	$23,242	$23,242	—%
(a) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(b) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21% and are net of the effects of certain disallowed interest deductions.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 15 Period End Deposit and Customer Funding Composition

	As of December 31,
	2024		2023		2022
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,775,657	17%	$6,119,956	18%	$7,760,811	26%
Savings	5,133,295	15%	4,835,701	14%	4,604,848	16%
Interest-bearing demand	9,124,741	26%	8,843,967	26%	7,100,727	24%
Money market	6,637,915	19%	6,330,453	19%	8,239,610	28%
Brokered CDs	4,276,309	12%	4,447,479	13%	541,916	2%
Other time deposits	3,700,518	11%	2,868,494	9%	1,388,242	5%
Total deposits	34,648,434	100%	33,446,049	100%	29,636,154	100%
Other customer funding(a)	100,044		106,620		261,767
Total deposits and other customer funding	$34,748,478		$33,552,669		$29,897,921
Network transaction deposits(b)	$1,758,388		$1,566,139		$979,003
Net deposits and other customer funding(c)	$28,713,780		$27,539,051		$28,377,001
(a) Includes repurchase agreements and commercial paper.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.

•Total deposits, which are the Corporation's largest source of funds, increased $1.2 billion, or 4%, from December 31, 2023.
•Other time deposits increased $832 million, or 29%, from December 31, 2023.
•Uninsured deposits were $15.5 billion and $14.8 billion at December 31, 2024 and 2023, respectively. Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 23.0% of total deposits at December 31, 2024, compared to 22.7% at December 31, 2023 and 30.1% at December 31, 2022.
Table 16 Maturity Distribution – Time Deposits of $250,000 or More

($ in thousands)	December 31, 2024
Three months or less	$333,936
Over three months through six months	301,734
Over six months through twelve months	119,747
Over twelve months	2,259
Total	$757,675
Selected period end deposit information is detailed in Note 7 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2024. See Table 1 for additional information on average deposit balances and deposit rates.
Other Funding Sources
Short-Term Funding: Short-term funding is comprised of short-term FHLB advances (with original contractual maturities less than one year), federal funds purchased, securities sold under agreements to repurchase, and historically, commercial paper. Many short-term funding sources are secured with collateral, expected to be reissued, and, therefore, do not represent an immediate need for cash. The organization manages to a multitude of liquidity risk limits which consider availability of short-term funding sources across a spectrum of stress scenarios, among other risk-based assumptions. Short-term funding sources at December 31, 2024 were $1.7 billion, an increase of $654 million, or 61%, from December 31, 2023, driven by a $510 million, or 69%, increase in short-term FHLB advances.
Long-Term Funding: Long-term funding is comprised of long-term FHLB advances (with original contractual maturities greater than one year), senior notes, subordinated notes, and finance leases. Long-term funding at December 31, 2024 was $1.4 billion, a decrease of $300 million, or 17%, from December 31, 2023, driven by a $598 million, or 49%, decrease in long-term FHLB advances, partially offset by the issuance of $300 million in aggregate principal amount of senior notes during the third quarter of 2024.

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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2024, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of December 31, 2024, the Bank had $7.1 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2024, the Bank had $2.8 billion available for discount window borrowings.
•A $200 million Parent Company commercial paper program, of which none was outstanding at December 31, 2024.
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
•Global Bank Note Program issuances; the Bank has implemented a program pursuant to which it may offer up to $2.0 billion aggregate principal amount of its unsecured senior and subordinated notes.

The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits.
Table 17 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Federal Reserve Bank balance	$451,298	$405,776	$482,362	$419,554	$421,848
Available FHLB Chicago capacity	7,097,420	6,164,539	5,184,341	7,035,768	5,985,385
Available Federal Reserve Bank discount window capacity	2,778,294	2,981,211	2,336,073	1,438,992	1,433,655
Available BTFP capacity	—	—	—	—	522,465
Funding available within one business day(a)	10,327,012	9,551,527	8,002,776	8,894,314	8,363,353
Available federal funds lines	1,164,000	1,401,000	1,406,000	1,495,000	1,550,000
Available brokered deposits capacity(b)	418,198	520,809	679,089	446,513	138,512
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$12,909,210	$12,473,336	$11,087,865	$11,835,827	$11,051,865
Uninsured and uncollateralized deposits	$7,954,259	$7,492,684	$7,174,369	$7,710,911	$7,586,047
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	130%	127%	112%	115%	110%
Coverage ratio of uninsured and uncollateralized deposits with total funding	162%	166%	155%	153%	146%
(a) Estimated based on normal course of operations with indicated institution.
(b) Availability based on internal policy limitations. The Corporation includes outstanding deposits that have received a primary purpose exemption in the brokered deposit classification as they have similar funding characteristics and risk as brokered deposits.
(c) Estimated availability based on the Corporation's current internal funding considerations.
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
For the year ended December 31, 2024, net cash provided by operating and financing activities was $580 million and $1.7 billion, respectively, while investing activities used net cash of $2.2 billion, for a net increase in cash and cash equivalents of $96 million since year-end 2023. During 2024, total assets increased to $43.0 billion, up $2.0 billion compared to year-end 2023, primarily due to increases in AFS investment securities, at fair value of $981 million, residential loans held for sale of $614 million resulting from a nonrecurring mortgage portfolio sale related to the balance sheet repositioning announced in the fourth quarter of 2024 which closed in January 2025, and loans of $552 million. On the funding side, deposits increased $1.2 billion, mainly driven by increases in other time deposits, money market, savings, and interest-bearing demand of $832 million, $307 million, $298 million, and $281 million, respectively, partially offset by a decrease in noninterest-bearing demand of $344 million. Additionally, other long-term funding increased $296 million, primarily driven by the Corporation's issuance of senior notes in August 2024.
For the year ended December 31, 2023, net cash provided by operating and financing activities was $443 million and $1.3 billion, respectively, while investing activities used net cash of $1.4 billion, for a net increase in cash and cash equivalents of $302 million since year-end 2022. During 2023, total assets increased to $41.0 billion, up $1.6 billion compared to year-end 2022, primarily due to increases in AFS investment securities, at fair value of $859 million and loans of $417 million. On the funding side, deposits increased $3.8 billion, mainly driven by increases in brokered CDs, interest-bearing demand, and other time deposits of $3.9 billion, $1.7 billion, and $1.5 billion, respectively, partially offset by a decrease in noninterest-bearing demand of $1.6 billion. Additionally, FHLB advances were down $2.4 billion as the proceeds from the issuance of brokered CDs and the balance sheet repositioning were used to pay down these advances.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at December 31, 2024.
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
A positive EAR sensitivity in a rising rate environment indicates that over the forecast horizon of one year, asset-based income will increase more quickly than liability-based expense due to the balance sheet composition. A negative MVE sensitivity in a rising rate environment indicates that the value of financial assets will decrease more than the value of financial liabilities.
One of the primary methods that we use to quantify and manage interest rate risk is simulation analysis, which we use to model net interest income and rate-sensitive noninterest items from the Corporation’s balance sheet and derivative positions under various interest rate scenarios. As the future path of interest rates is not known with certainty, we use simulation analysis to project rate-sensitive income under many scenarios including implied forward and deliberately extreme and perhaps unlikely scenarios. The analyses may include rapid and gradual ramping of interest rates, rate shocks, basis risk analysis, and yield curve twists. Specific balance sheet management strategies are also analyzed to determine their impact on EAR.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during 2024.
Table 18 Estimated % Change in Rate Sensitive EAR Over 12 Months

	Dynamic Forecast December 31, 2024	Static Forecast December 31, 2024	Dynamic Forecast December 31, 2023	Static Forecast December 31, 2023
Gradual Rate Change
100 bp increase in interest rates	1.0%	0.7%	1.9%	2.2%
200 bp increase in interest rates	2.0%	1.3%	3.8%	4.3%
100 bp decrease in interest rates	(0.5)%	(0.2)%	(1.3)%	(1.5)%
200 bp decrease in interest rates	(1.3)%	(0.8)%	(2.6)%	(3.1)%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the EAR simulation analysis. Whereas, EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-pricing risk and options risk embedded in the balance sheet. Unlike the EAR simulation, MVE uses instantaneous changes in rates. Additionally, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the EAR simulation. As with EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2024, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 19 Market Value of Equity Sensitivity

	December 31, 2024	December 31, 2023
Instantaneous Rate Change
100 bp increase in interest rates	(9.1)%	(10.1)%
200 bp increase in interest rates	(18.5)%	(20.1)%
100 bp decrease in interest rates	7.1%	9.7%
200 bp decrease in interest rates	12.6%	18.5%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at December 31, 2024, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 20 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	7	$7,898,330	$65,739	$12,753	$5	$7,976,827
Short-term funding	8	470,369	—	—	—	470,369
FHLB advances	8	1,648,752	4,832	199,699	525	1,853,807
Other long-term funding	8	250,089	182	23	587,340	837,635
Operating leases	6	5,400	9,673	7,014	13,509	35,596
Total		$10,272,939	$80,426	$219,489	$601,380	$11,174,234
The Corporation also has obligations under its retirement plans, derivatives, and lending-related commitments as described in Note 11 Retirement Plans, Note 13 Derivative and Hedging Activities, and Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements, respectively. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At December 31, 2024, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.

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
For additional information regarding the potential for additional regulation and supervision, see Part I, Item 1A, Risk Factors.
Table 21 Capital Ratios

	As of December 31,
($ in thousands)	2024	2023	2022
Risk-based capital(a)
CET1	$3,396,836	$3,074,938	$3,035,578
Tier 1 capital	3,590,948	3,269,050	3,229,690
Total capital	4,282,597	3,997,205	3,680,227
Total risk-weighted assets	33,950,173	32,732,710	32,469,862
Modified CECL transitional amount	22,425	44,851	67,276
CET1 capital ratio	10.01%	9.39%	9.35%
Tier 1 capital ratio	10.58%	9.99%	9.95%
Total capital ratio	12.61%	12.21%	11.33%
Tier 1 leverage ratio	8.73%	8.06%	8.59%
Selected equity and performance ratios
Total stockholders’ equity / total assets	10.70%	10.18%	10.19%
Dividend payout ratio(b)	121.92%	74.56%	34.32%
Return on average assets	0.30%	0.45%	1.00%
Noninterest expense / average assets	1.98%	2.00%	2.04%
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
See Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2024.
See Note 9 Stockholders' Equity and Note 18 Regulatory Matters of the notes to consolidated financial statements for additional capital disclosures.

Table 22 Non-GAAP Measures

	At or for the Year Ended December 31,
($ in thousands)	2024	2023	2022	2021	2020
Selected equity and performance ratios(a)(b)(c)
Tangible common equity / tangible assets	7.82%	7.11%	6.97%	7.86%	7.94%
Return on average equity	2.86%	4.45%	9.21%	8.60%	7.78%
Return on average tangible common equity	3.99%	6.44%	13.77%	12.99%	12.31%
Return on average CET1	3.49%	5.51%	12.23%	12.08%	11.23%
Return on average tangible assets	0.32%	0.48%	1.05%	1.07%	0.95%
Average stockholders' equity / average assets	10.41%	10.11%	10.84%	11.84%	11.51%
Tangible common equity reconciliation(a)
Common equity	$4,411,450	$3,979,861	$3,821,378	$3,831,658	$3,737,421
Goodwill and other intangible assets, net	(1,136,653)	(1,145,464)	(1,154,274)	(1,163,085)	(1,177,554)
Tangible common equity	$3,274,797	$2,834,398	$2,667,104	$2,668,573	$2,559,867
Tangible assets reconciliation(a)
Total assets	$43,023,068	$41,015,855	$39,405,727	$35,104,253	$33,419,783
Goodwill and other intangible assets, net	(1,136,653)	(1,145,464)	(1,154,274)	(1,163,085)	(1,177,554)
Tangible assets	$41,886,415	$39,870,392	$38,251,453	$33,941,167	$32,242,230
Average tangible common equity and average CET1 reconciliation(a)
Common equity	$4,108,251	$3,917,026	$3,781,658	$3,789,331	$3,633,259
Goodwill and other intangible assets, net	(1,141,198)	(1,149,939)	(1,158,829)	(1,168,560)	(1,227,561)
Tangible common equity	2,967,052	2,767,087	2,622,829	2,620,771	2,405,698
Modified CECL transitional amount	22,425	44,851	67,276	102,307	115,052
Accumulated other comprehensive loss	188,425	274,874	174,208	1,234	2,643
Deferred tax assets, net	20,954	27,532	34,361	40,011	43,789
Average CET1	$3,198,857	$3,114,344	$2,898,675	$2,764,323	$2,567,182
Average tangible assets reconciliation(a)
Total assets	$41,333,853	$40,648,923	$36,657,932	$34,464,257	$34,265,207
Goodwill and other intangible assets, net	(1,141,198)	(1,149,939)	(1,158,829)	(1,168,560)	(1,227,561)
Tangible assets	$40,192,655	$39,498,984	$35,499,103	$33,295,697	$33,037,646
Adjusted net income reconciliation(b)
Net income	$123,145	$182,956	$366,122	$350,994	$306,771
Other intangible amortization, net of tax	6,608	6,608	6,608	6,633	7,644
Adjusted net income	$129,753	$189,564	$372,730	$357,627	$314,415
Adjusted net income available to common equity reconciliation(b)
Net income available to common equity	$111,645	$171,456	$354,622	$333,883	$288,413
Other intangible amortization, net of tax	6,608	6,608	6,608	6,633	7,644
Adjusted net income available to common equity	$118,253	$178,064	$361,230	$340,516	$296,057
Efficiency ratio reconciliation(d)
Federal Reserve efficiency ratio	69.58%	69.70%	60.36%	66.33%	61.76%
Fully tax-equivalent adjustment	(0.87)%	(1.13)%	(0.92)%	(1.04)%	(0.77)%
Other intangible amortization	(0.75)%	(0.76)%	(0.71)%	(0.84)%	(0.80)%
Fully tax-equivalent efficiency ratio	67.97%	67.82%	58.74%	64.47%	60.20%
FDIC special assessment	(0.29)%	(2.32)%	—%	—%	—%
Acquisitions, dispositions, branch sales, and announced initiatives	(7.75)%	(7.02)%	(0.10)%	(0.51)%	4.49%
Adjusted efficiency ratio	59.93%	58.48%	58.65%	63.96%	64.70%
(a) The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and strength.
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
(d) The efficiency ratio as defined by the Federal Reserve guidance is noninterest expense (which includes the provision for unfunded commitments) divided by the sum of net interest income plus noninterest income, excluding investment securities gains (losses), net. The fully tax-equivalent efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net. The adjusted efficiency ratio is noninterest expense (which includes the provision for unfunded commitments), excluding other intangible amortization, FDIC special assessment costs, acquisition related costs, and announced initiatives, divided by the sum of fully tax-equivalent net interest income plus noninterest income, excluding investment securities gains (losses), net, disposition related net gains, gain on sale of branches, net, and announced initiatives. Management believes the adjusted efficiency ratio is a meaningful measure as it enhances the comparability of net interest income arising from taxable and tax-exempt sources and provides a better measure as to how the Corporation is managing its expenses by adjusting for nonrecurring costs like the FDIC special assessment and announced initiatives.

Segment Review
The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in Note 1 Summary of Significant Accounting Policies and Note 20 Segment Reporting of the notes to consolidated financial statements.
Table 23 Selected Segment Financial Data

	Year Ended December 31,			% Change From
($ in thousands)	2024	2023	2022	2023 to 2024	2022 to 2023
Corporate and Commercial Specialty
Total revenue	$600,396	$553,761	$467,749	8%	18%
Provision for credit losses	66,390	54,302	47,939	22%	13%
Noninterest expense	179,291	167,589	156,227	7%	7%
Income tax expense	64,346	59,143	47,440	9%	25%
Net income	290,369	272,727	216,143	6%	26%
Average earning assets	16,232,593	15,856,298	14,151,070	2%	12%
Average loans	16,224,504	15,844,450	14,143,971	2%	12%
Average deposits	6,936,891	7,289,740	7,359,246	(5)%	(1)%
Community, Consumer, and Business
Total revenue	$1,025,863	$991,136	$758,942	4%	31%
Provision for credit losses	24,759	29,757	22,359	(17)%	33%
Noninterest expense	530,084	517,323	495,049	2%	4%
Income tax expense	97,460	91,770	49,347	6%	86%
Net income	373,560	352,286	192,187	6%	83%
Average earning assets	12,945,288	13,165,560	11,537,058	(2)%	14%
Average loans	12,943,509	13,165,560	11,537,058	(2)%	14%
Average deposits	20,458,411	19,928,414	20,426,201	3%	(2)%
Risk Management and Shared Services
Total revenue	$(588,418)	$(442,142)	$12,999	33%	N/M
Provision for credit losses	(6,163)	(1,038)	(37,300)	N/M	(97)%
Noninterest expense	109,022	128,770	95,787	(15)%	34%
Income tax (benefit)	(150,492)	(127,816)	(3,279)	18%	N/M
Net (loss)	(540,785)	(442,057)	(42,209)	22%	N/M
Average earning assets	8,989,970	8,608,852	7,864,756	4%	9%
Average loans	529,347	524,283	519,312	1%	1%
Average deposits	5,995,793	4,124,985	971,738	45%	N/M
N/M = Not Meaningful

Segment Review 2024 Compared to 2023
Corporate and Commercial Specialty
•Revenue increased $47 million from the year ended December 31, 2023, primarily driven by increased net interest income due to increased interest rates and increased loan balances year over year.
•Provision for credit losses increased $12 million from the year ended December 31, 2023, driven by increased loan balances attributed to the segment.
•Noninterest expense increased $12 million from the year ended December 31, 2023, driven by an $8 million increase in personnel expenses and a $5 million increase in allocated indirect expenses given the increased loan balances.
•Average earning assets and average loans increased $376 million and $380 million, respectively, from the year ended December 31, 2023, primarily as a result of growth within commercial and business lending.
•Average deposit balances decreased $353 million from the year ended December 31, 2023, driven by reductions in money market and noninterest-bearing demand deposits, partially offset by an increase in interest-bearing demand deposits.

Community, Consumer, and Business
•Revenue increased $35 million from the year ended December 31, 2023, driven by a $30 million increase in net interest income due to increased interest rates, which led to a higher allocation of FTP credits to this segment, and a $10 million increase in wealth management fees, partially offset by an $8 million decrease in mortgage banking fee income.
•Noninterest expense increased $13 million from the year ended December 31, 2023, primarily driven by increased allocated indirect expenses.
•Average earning assets and average loan balances decreased $220 million and $222 million, respectively, from the year ended December 31, 2023, primarily driven by the sale of residential mortgages as part of the balance sheet repositioning announced in the fourth quarter of 2024 which closed in January 2025, partially offset by an increase in auto finance loans.
•Average deposit balances increased $530 million from the year ended December 31, 2023, largely driven by increases in time and savings deposits, partially offset by decreases in noninterest-bearing demand and money market deposits.
Risk Management and Shared Services
•Revenue decreased $146 million from the year ended December 31, 2023, primarily due to nonrecurring investment losses on the announced balance sheet repositioning during the fourth quarter of 2024 and lower interest income resulting from growth in higher cost funding sources.
•Noninterest expense decreased $20 million from the year ended December 31, 2023, driven by a $29 million decrease in FDIC expense due to the nonrecurring FDIC special assessment recognized in 2023, offset by an increase in personnel expense and nonrecurring FHLB prepayment penalties which were part of the balance sheet repositioning announced in the fourth quarter of 2024.
•Income tax benefit increased $23 million from the year ended December 31, 2023, primarily due to the strategic reallocation of the investment portfolio announced in the second quarter of 2024.
•Average earning assets increased $381 million from the year ended December 31, 2023, primarily due to an increase in AFS investment securities.
•Average deposit balances increased $1.9 billion from the year ended December 31, 2023, mainly due to increased brokered CDs as we paid down other higher interest sources of funding like FHLB advances.
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
Allowance for Credit Losses on Loans: Management’s evaluation process used to determine the appropriateness of the ACLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. The Corporation uses Moody's baseline economic forecast within its model. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. A large driver to the ACLL is the overall credit quality of the underlying credits. Deterioration or improvement in credit quality could have a significant impact on the overall level of ACLL. At December 31, 2024, a 10% change in loans classified as special mention or worse would result in a +/- 4 bp change in the ACLL to total loans ratio. The Corporation believes the level of the ACLL is appropriate. See Note 1 Summary of Significant Accounting Policies and Note 3 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses on Loans section.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	Financial Statements and Supplementary Data
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2024	2023
Assets
Cash and due from banks	$544,059	$484,384
Interest-bearing deposits in other financial institutions	453,590	425,089
Federal funds sold and securities purchased under agreements to resell	21,955	14,350
AFS investment securities, at fair value	4,581,434	3,600,892
HTM investment securities, net, at amortized cost	3,738,687	3,860,160
Equity securities	23,242	41,651
FHLB and Federal Reserve Bank stocks, at cost	179,665	229,171
Residential loans held for sale	646,687	33,011
Commercial loans held for sale	32,634	90,303
Loans	29,768,586	29,216,218
Allowance for loan losses	(363,545)	(351,094)
Loans, net	29,405,041	28,865,124
Tax credit and other investments	258,886	258,067
Premises and equipment, net	379,093	372,978
Bank and corporate owned life insurance	689,000	682,649
Goodwill	1,104,992	1,104,992
Other intangible assets, net	31,660	40,471
Mortgage servicing rights, net	87,683	84,390
Interest receivable	167,772	169,569
Other assets	676,987	658,604
Total assets	$43,023,068	$41,015,855
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,775,657	$6,119,956
Interest-bearing deposits	28,872,777	27,326,093
Total deposits	34,648,434	33,446,049
Short-term funding	470,369	326,780
FHLB advances	1,853,807	1,940,194
Other long-term funding	837,635	541,269
Allowance for unfunded commitments	38,776	34,776
Accrued expenses and other liabilities	568,485	552,814
Total liabilities	$38,417,506	$36,841,882
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,890	$1,752
Surplus	2,047,349	1,714,822
Retained earnings	2,919,252	2,946,805
Accumulated other comprehensive (loss)	(74,416)	(171,096)
Treasury stock, at cost	(482,626)	(512,421)
Total common equity	4,411,450	3,979,861
Total stockholders’ equity	4,605,562	4,173,973
Total liabilities and stockholders’ equity	$43,023,068	$41,015,855
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	189,016,409	175,216,409
Common shares outstanding	166,177,658	151,036,674
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	For the Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
Interest income
Interest and fees on loans	$1,830,241	$1,720,406	$992,642
Interest and dividends on investment securities
Taxable	198,579	146,006	75,444
Tax-exempt	58,572	63,233	65,691
Other interest	35,312	28,408	11,475
Total interest income	2,122,704	1,958,052	1,145,252
Interest expense
Interest on deposits	901,804	673,624	98,309
Interest on federal funds purchased and securities sold under agreements to repurchase	11,754	12,238	3,480
Interest on other short-term funding	17,597	1	2
Interest on FHLB advances	98,520	196,535	75,487
Interest on long-term funding	45,781	36,080	10,653
Total interest expense	1,075,456	918,479	187,931
Net interest income	1,047,248	1,039,573	957,321
Provision for credit losses	84,986	83,021	32,998
Net interest income after provision for credit losses	962,263	956,552	924,323
Noninterest income
Wealth management fees	92,569	82,502	84,122
Service charges and deposit account fees	51,642	49,045	62,310
Card-based fees	46,921	45,020	44,014
Other fee-based revenue	19,499	17,268	15,903
Capital markets, net	22,084	24,649	29,917
Mortgage banking, net	10,686	19,429	18,873
Loss on mortgage portfolio sale	(130,406)	(136,239)	—
Bank and corporate owned life insurance	13,477	10,266	11,431
Asset (losses) gains, net	(1,042)	454	1,338
Investment securities (losses) gains, net	(144,147)	(58,903)	3,746
Other	9,310	9,691	10,715
Total noninterest (loss) income	(9,407)	63,182	282,370
Noninterest expense
Personnel	487,956	468,355	454,101
Technology	107,563	102,018	90,700
Occupancy	54,622	57,204	59,794
Business development and advertising	28,142	28,405	25,525
Equipment	18,431	19,663	19,632
Legal and professional	21,601	19,911	18,250
Loan and foreclosure costs	8,471	5,408	5,925
FDIC assessment	38,439	67,072	22,650
Other intangible amortization	8,811	8,811	8,811
Loss on prepayments of FHLB advances	14,243	—	—
Other	30,118	36,837	41,675
Total noninterest expense	818,397	813,682	747,063
Income before income taxes	134,459	206,052	459,630
Income tax expense	11,314	23,097	93,508
Net income	123,145	182,956	366,122
Preferred stock dividends	11,500	11,500	11,500
Net income available to common equity	$111,645	$171,456	$354,622
Earnings per common share
Basic	$0.73	$1.14	$2.36
Diluted	$0.72	$1.13	$2.34
Average common shares outstanding
Basic	151,933	149,968	149,162
Diluted	153,347	150,860	150,496
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Net income	$123,145	$182,956	$366,122
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized (losses) gains	(23,978)	41,145	(250,273)
Unrealized (losses) on AFS securities transferred to HTM securities	—	—	(67,604)
Amortization of net unrealized losses on AFS securities transferred to HTM securities	8,360	9,025	9,870
Reclassification adjustment for net losses realized in net income	148,380	64,940	1,922
Income tax (expense) benefit	(33,114)	(30,560)	78,159
Other comprehensive income (loss) on AFS investment securities	99,648	84,550	(227,926)
Cash flow hedge derivatives
Net unrealized (losses) gains	(21,537)	(13,254)	3,626
Reclassification adjustment for net losses (gains) realized in net income	16,478	13,930	(212)
Income tax benefit (expense)	710	(956)	(54)
Other comprehensive (loss) income on cash flow hedge derivatives	(4,348)	(280)	3,360
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(290)	(326)	(325)
Net actuarial gain (loss)	2,210	24,091	(51,745)
Amortization of actuarial (gain) loss	(28)	(29)	658
Income tax (expense) benefit	(511)	(6,304)	13,495
Other comprehensive income (loss) on defined benefit pension and postretirement obligations	1,381	17,432	(37,917)
Total other comprehensive income (loss)	96,681	101,703	(262,483)
Comprehensive income	$219,826	$284,659	$103,639
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, except per share data)	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2021	200	$193,195	175,216	$1,752	$1,713,851	$2,672,601	$(10,317)	$(546,229)	$4,024,853
Change in accounting principle(a)	—	—	—	—	—	1,713	—	—	1,713
Total shareholder's equity at beginning of period, as adjusted	200	$193,195	175,216	$1,752	$1,713,851	$2,674,314	$(10,317)	$(546,229)	$4,026,566
Comprehensive income:
Net income	—	—	—	—	—	366,122	—	—	366,122
Other comprehensive (loss)	—	—	—	—	—	—	(262,483)	—	(262,483)
Comprehensive income									$103,639
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(17,397)	—	—	28,458	11,061
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,480)	(6,480)
Cash dividends:
Common stock(b)	—	—	—	—	—	(123,137)	—	—	(123,137)
Preferred stock(c)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	16,280	—	—	—	16,280
Other	—	916	—	—	—	(916)	—	(938)	(938)
Balance, December 31, 2022	200	$194,112	175,216	$1,752	$1,712,733	$2,904,882	$(272,799)	$(525,190)	$4,015,490
Comprehensive income:
Net income	—	—	—	—	—	182,956	—	—	182,956
Other comprehensive income	—	—	—	—	—	—	101,703	—	101,703
Comprehensive income									$284,659
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(15,065)	—	—	19,362	4,297
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,593)	(6,593)
Cash dividends:
Common stock(b)	—	—	—	—	—	(129,534)	—	—	(129,534)
Preferred stock(c)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	17,155	—	—	—	17,155
Balance, December 31, 2023	200	$194,112	175,216	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	—	—	123,145	—	—	$123,145
Other comprehensive income	—	—	—	—	—	—	96,681	—	96,681
Comprehensive income									$219,826
Common stock issued:
Public common stock offering			13,800	138	330,885				331,023
Stock-based compensation plans, net	—	—	—	—	(16,742)	—	—	54,318	37,576
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,234)	(6,234)
Cash dividends:
Common stock(b)	—	—	—	—	—	(139,197)	—	—	(139,197)
Preferred stock(c)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	18,384	—	—	—	18,384
Balance, December 31, 2024	200	$194,112	189,016	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Numbers may not sum due to rounding.
(a) MSRs at December 31, 2021 were carried at LOCOM. On January 1, 2022, the Corporation made the irrevocable election to account for MSRs at fair value.
(b) Common stock dividends of $0.89 per share for 2024, $0.85 per share for 2023, and $0.81 per share for 2022.
(c) Series E, $1.46875 per share; and Series F, $1.40625 per share.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities
Net income	$123,145	$182,956	$366,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	84,986	83,021	32,998
Depreciation and amortization	48,845	46,989	45,088
Change in MSRs valuation	(4,646)	(10,660)	(22,264)
Amortization of other intangible assets	8,811	8,811	8,811
Amortization and accretion on earning assets, funding, and other, net	44,857	38,508	14,980
Net amortization of tax credit investments	34,841	34,246	34,684
Losses on sales of investment securities, net	144,326	64,864	1,674
Asset losses (gains), net	1,042	(454)	(1,338)
Loss on mortgage banking activities, net	3,529	2,919	3,654
Loss on mortgage portfolio sale	130,406	136,239	—
Mortgage loans originated and acquired for sale	(617,889)	(395,834)	(600,114)
Proceeds from sales of mortgage loans held for sale	584,781	367,707	715,035
Changes in certain assets and liabilities:
Decrease (increase) in interest receivable	1,797	(25,120)	(63,921)
(Increase) decrease in net tax position	(36,748)	(77,849)	40,611
(Decrease) increase in interest payable	(960)	78,539	12,608
Increase (decrease) in expense payable	13,315	16,329	(5,297)
(Decrease) increase in net derivative position	(1,127)	(93,916)	269,774
Net change in other assets and other liabilities	16,940	(14,556)	(6,539)
Net cash provided by operating activities	580,249	442,740	846,566
Cash flows from investing activities
Net (increase) in loans	(1,334,611)	(1,546,391)	(4,579,431)
Purchases of:
AFS securities	(3,315,219)	(1,936,635)	(959,977)
HTM securities	—	(38,677)	(301,052)
FHLB and Federal Reserve Bank stocks and equity securities	(154,413)	(146,308)	(128,620)
Proceeds from:
Sales of AFS securities	1,141,231	715,066	110,177
Sales of FHLB and Federal Reserve Bank stocks and equity securities	226,758	202,451	528
Prepayments, calls, and maturities of AFS securities	1,159,775	397,675	494,197
Prepayments, calls, and maturities of HTM securities	123,748	143,001	196,605
Sales, prepayments, calls and maturities of other assets	13,539	21,267	33,795
Sale of mortgage portfolio	—	844,362	—
Premises, equipment, and software	(44,987)	(61,813)	(62,711)
Net change in tax credit and alternative investments	(34,818)	(30,255)	(58,323)
Net cash (used in) investing activities	(2,218,997)	(1,436,257)	(5,254,811)
Cash flows from financing activities
Net increase in deposits	1,202,385	3,809,948	1,169,983
Net increase (decrease) in short-term funding	143,589	(279,157)	251,674
Net increase (decrease) in short-term FHLB advances	510,000	(2,385,000)	3,125,000
Repayment of long-term FHLB advances	(601,011)	(599)	(413,558)
Proceeds from long-term FHLB advances	2,656	1,369	1,775
(Loss) on prepayments of FHLB advances	(14,243)	—	—
Proceeds from issuance of long-term funding	298,800	292,740	—
Payment of debt issuance costs	(936)	—	—
(Repayment) proceeds of finance lease principal	(88)	(86)	306
Proceeds from issuance of common stock	331,023	—	—
Proceeds from issuance of common stock for stock-based compensation plans	37,576	4,297	11,061
Purchase of treasury stock, open market purchases	(18,289)	—	—
Purchase of treasury stock, stock-based compensation plans	(6,234)	(6,593)	(6,480)
Cash dividends on common stock	(139,197)	(129,534)	(123,137)
Cash dividends on preferred stock	(11,500)	(11,500)	(11,500)
Other	—	—	(938)
Net cash provided by financing activities	1,734,529	1,295,885	4,004,185
Net increase (decrease) in cash and cash equivalents	95,781	302,368	(404,060)
Cash and cash equivalents at beginning of period	923,823	621,455	1,025,515
Cash and cash equivalents at end of period	$1,019,604	$923,823	$621,455
Numbers may not sum due to rounding.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid for interest	$1,075,196	$838,828	$174,675
Cash paid for income and franchise taxes	17,749	69,417	18,395
Loans and bank premises transferred to OREO	15,827	9,841	5,591
Capitalized mortgage servicing rights	6,707	3,564	7,279
Loans transferred into held for sale from portfolio, net	663,038	1,058,305	18
Transfer of AFS securities to HTM securities	—	—	1,621,990
Write-up of equity securities without readily determinable fair values	—	5,785	5,690
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	661	(5,084)	16,163
Fair value adjustments on foreign currency exchange forwards	4,208	(1,757)	1,405
Fair value adjustment on cash flow hedges	(4,348)	(280)	3,360
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
December 31, 2024, 2023, and 2022
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
In certain situations, management may elect to transfer certain investment securities from the AFS classification to the HTM classification. In such cases, the investment securities are reclassified at fair value at the time of transfer. Any unrealized gain or loss included in accumulated other comprehensive income (loss) at the time of transfer is retained therein and amortized over the remaining life of the investment security.
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

Changes in the allowance for credit losses on investments are recorded as provision for, or reversal of, credit loss expense. Losses are charged against the allowance when management believes the AFS security is uncollectible or when either of the criteria regarding intent or requirement to sell is met. Accrued interest receivable on AFS securities is excluded from the estimate of credit losses. See Note 2 for additional information on investment securities.

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
Loans
Management has the ability and intention to hold certain loans for the foreseeable future, until maturity, or pay-off. These loans are reported at their outstanding principal balances, net of any deferred fees and costs on originated loans. Origination fee income received on loans and amounts representing the estimated direct costs of origination are deferred and amortized to interest income over the life of the loan using the effective interest method. An ACLL is established for estimated credit losses in the loan portfolio. See Allowance for Credit Losses on Loans below for further policy discussion. See Note 3 for additional information on loans.
Nonaccrual Loans: Management considers a loan to be nonaccrual when it believes it will be unable to collect all amounts due according to the original contractual terms of the note agreement, including both principal and interest.
The accrual of interest income for commercial loans is discontinued when there is a clear indication that the borrower’s cash flow may not be sufficient to meet payments as they become due. The accrual of interest income for consumer loans is discontinued when loans reach specific delinquency levels. Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Loans are generally placed on nonaccrual status when contractually past due 90 days or more as to interest or principal payments, unless the loan is well-secured and in the process of collection. Additionally, whenever management becomes aware of facts or circumstances that may adversely impact the collectability of principal or interest on loans, it is management’s practice to place such loans on a nonaccrual status immediately, rather than delaying such action until the loans become 90 days past due. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is reversed, amortization of related deferred loan fees or costs is suspended, and income is recorded only to the extent that interest payments are subsequently received in cash and a determination has been made that the principal and interest of the loan is collectible. If collectability of the principal and interest is in doubt, payments received are applied to loan principal.
The determination as to the ultimate collectability of the loan's remaining recorded investment must be supported by a current, well-documented credit evaluation of the borrower’s financial condition and prospects for repayment, including consideration of the borrower’s sustained historical repayment performance and other relevant factors. A nonaccrual loan is returned to accrual status when all delinquent principal and interest payments become current in accordance with the terms of the loan agreement, the borrower has demonstrated a period of sustained repayment performance, and the ultimate collectability of the total contractual principal and interest is no longer in doubt. A sustained period of repayment performance generally would be a minimum of six months. See Note 3 for additional information on nonaccrual loans.
Restructured Loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. Generally, restructured loans remain on nonaccrual until the customer has attained a sustained period of repayment performance under the modified loan terms (generally a minimum of six months). However, performance prior to the restructuring, or significant events that coincide with the restructuring, are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status. See Note 3 for additional information on restructured loans.
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
The Corporation utilizes the Moody's Baseline economic forecast in the allowance model and applies that forecast over a reasonable and supportable period with reversion to historical losses. For additional detail on the reasonable and supportable period and reversion inputs, see Note 3. The Corporation estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flows of the loan. Because each of the criteria used is subject to change, the analysis of the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.
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
The allowance for unfunded commitments leverages the same methodology utilized to measure the allowance for loan losses. The Corporation estimates expected credit losses over the contractual period in which the Corporation is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Corporation. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. See Note 3 for additional information on the ACLL and Note 15 for additional information on the allowance for unfunded commitments.

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
Premises and Equipment and Software
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the related assets or the lease term. Maintenance and repairs are charged to expense as incurred, while additions or major improvements are capitalized and depreciated over the estimated useful lives. Leasehold improvements are amortized on a straight-line basis over the lesser of the lease term, including extension options which the Corporation has determined are reasonably certain to be exercised, or the estimated useful lives of the improvements. Software, included in other assets on the consolidated balance sheets, is amortized on a straight-line basis over the contract terms or the estimated useful life of the software. See Note 5 for additional information on premises and equipment.
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

Assumptions used to value MSRs are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults and other relevant factors. Fair value estimates from outside sources are received periodically to corroborate the results of the valuation model. See Note 4 for additional information on MSRs.
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
Derivative and Hedging Activities
Derivative instruments are recorded in the consolidated balance sheets as either an asset or a liability and measured at fair value. Accounting for changes in fair value of derivatives depends on whether the derivative is designated and qualifies in a hedging relationship. At inception, the Corporation designates the derivative contract as either a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a non-designated hedge.
Changes in the fair value of a derivative that has been designated and qualifies as a fair value hedge, along with the changes in the fair value of the hedged asset or liability that is attributable to the hedged risk, are recorded in current period earnings. Changes in the fair value of a derivative that has been designated and qualifies as a cash flow hedge are recorded in other comprehensive income, net of income taxes, and reclassified into earnings in the period during which the hedged item affects earnings. Changes in the fair value of derivatives which do not qualify for hedge accounting are reported in current period earnings.
For those derivatives to which hedge accounting is applied, the Corporation formally documents the hedging relationship, the risk management objective, and strategy for undertaking the hedge. This documentation identifies the hedging instrument, the hedged item or transaction, the nature of the hedged risk, and, unless the hedge meets all of the criteria to assume there is no ineffectiveness, the method that will be used to assess the effectiveness of the hedging instrument. The Corporation typically assesses effectiveness using statistical regression at inception and on an ongoing basis, the shortcut method, or the critical terms match method. Shortcut method and critical terms match method assume perfect hedge effectiveness and eliminate the quantitative aspect of assessing hedge effectiveness.
Hedge accounting is discontinued prospectively when:
•The derivative is no longer effective or expected to be effective in offsetting changes in the fair value, cash flows, or changes in net investment of a hedged item (including firm commitments or forecasted transactions);
•The derivative expires, is sold, terminated, or exercised;
•The forecasted transaction is no longer probable of occurring by the end of the originally specified time period;
•The hedged firm commitment no longer meets the definition of a firm commitment; or
•the designation of the derivative as a hedging instrument is removed.
When hedge accounting is discontinued and the derivative no longer qualifies as an effective fair value or cash flow hedge, the derivative continues to be carried on the balance sheet at fair value and changes in fair value will be recorded in current period earnings unless re-designated.
Like other financial instruments, derivatives contain an element of credit risk, which is the possibility that the Corporation will incur a loss because the counterparty fails to meet its contractual obligations. Notional values of interest rate swaps and other off-balance sheet financial instruments significantly exceed the credit risk associated with these instruments and represent contractual balances on which calculations of amounts to be exchanged are based. Credit exposure is limited to the sum of the aggregate fair value of positions that have become favorable to the Corporation, including any accrued interest receivable due from counterparties. Potential credit losses are mitigated by derivatives through central clearing parties, careful evaluation of counterparty credit standing, selection of counterparties from a limited group of high quality institutions, collateral agreements, and other contract provisions. The corporation considers the value of collateral held and collateral provided in determining the net carrying value of derivatives. See Note 13 for additional information on derivatives and hedging activities.
Securities Sold Under Agreement to Repurchase
The Corporation enters into agreements under which it sells securities subject to an obligation to repurchase the same or similar securities. Under these arrangements, the Corporation may transfer legal control over the assets but still retain effective control through an agreement that both entitles and obligates the Corporation to repurchase the assets. These repurchase agreements are accounted for as collateralized financing arrangements, i.e., secured borrowings whereby the collateral would be used to settle the fair value of the repurchase agreement should the Corporation be in default, e.g., fails to make an interest payment to the counterparty, and not as a sale and subsequent repurchase of securities, i.e., there is no offsetting or netting of the investment securities assets with the repurchase agreement liabilities. The obligation to repurchase the securities is reflected as a liability within federal funds purchased and securities sold under agreements to repurchase on the Corporation’s consolidated balance sheets, while the securities underlying the repurchase agreements remain in the respective investment securities asset accounts. See Note 8 for additional information on repurchase agreements.
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

Stock-Based Compensation
The fair value of restricted common stock awards is their fair market value on the date of grant. Performance awards are based on one or more performance measures as selected by the Compensation & Benefits Committee in its discretion, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income. See Note 10 for additional information on stock-based compensation.
Comprehensive Income
Comprehensive income includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. In addition to net income, other components of the Corporation’s comprehensive income include the after tax effect of changes in net unrealized gain/loss on AFS securities, changes in unrealized gain/loss on cash flow hedge derivatives, and changes in net actuarial gain/loss on defined benefit pension and postretirement plans. Comprehensive income is reported on the accompanying consolidated statements of changes in stockholders' equity and consolidated statements of comprehensive income. See Note 21 for additional information on accumulated other comprehensive income (loss).
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
Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents are considered to include cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold and securities purchased under agreements to resell. The Corporation does not have any restricted cash as a result of the Federal Reserve reducing the required reserve ratio to zero.
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
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2023-02 Investments-Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments in this update permit reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met. A reporting entity may make an accounting policy election to apply the proportional amortization method on a tax-credit-program-by-tax-credit-program basis rather than electing to apply the proportional amortization method at the reporting entity level or to individual investments. The amendments in this update also remove certain guidance for Qualified Affordable Housing Project investments and require the application of the delayed equity contribution guidance to all tax equity investments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and must be applied on either a modified retrospective or a retrospective basis. Early adoption is permitted in any interim period, however if adopted in an interim period the entity shall adopt the amendments in this update as of the beginning of the fiscal year that includes the interim period.	1st Quarter 2024	The Corporation has determined the impact on its results of operation, financial position, liquidity, and disclosures is immaterial.
ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update also do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.	Fiscal year 2024 and interim periods beginning in 1st quarter 2025	The Corporation has determined the update does not have a significant impact on the consolidated financial statements, other than enhanced disclosures.
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

Standard	Description	Date of adoption	Effect on financial statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.	Fiscal year 2025	The Corporation will adopt the enhanced income tax related disclosures within the consolidated financial statements for the year ended December 31, 2025.
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	Fiscal year 2027 and interim periods beginning in 1st quarter 2028	The Corporation is currently evaluating the impact on its disclosures.

Note 2 Investment Securities
Investment securities are classified as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at December 31, 2024 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$—	$(58)	$3,005
Residential mortgage-related securities:
FNMA/FHLMC	120,272	190	(9,534)	110,928
GNMA	4,236,199	5,379	(13,851)	4,227,727
Commercial mortgage-related securities:
FNMA/FHLMC	18,332	—	(1,332)	17,000
GNMA	116,275	—	(4,800)	111,475
Asset backed securities:
FFELP	108,319	123	(604)	107,839
SBA	495	—	(24)	471
Other debt securities	3,000	—	(11)	2,989
Total AFS investment securities	$4,605,954	$5,693	$(30,213)	$4,581,434
HTM investment securities
U.S. Treasury securities	$1,000	$—	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	1,659,722	1,122	(174,202)	1,486,642
Residential mortgage-related securities:
FNMA/FHLMC	885,476	22,934	(186,464)	721,946
GNMA	43,693	9	(3,774)	39,927
Private-label	324,182	8,135	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	10,217	(159,078)	623,595
GNMA	52,219	236	(6,424)	46,032
Total HTM investment securities	$3,738,747	$42,653	$(595,906)	$3,185,494

The amortized cost and fair values of AFS and HTM securities at December 31, 2023 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
U.S. Treasury securities	$39,984	$—	$(4,083)	$35,902
Obligations of state and political subdivisions (municipal securities)	94,008	23	(2,214)	91,817
Residential mortgage-related securities:
FNMA/FHLMC	1,274,052	294	(153,552)	1,120,794
GNMA	2,021,242	24,254	(2,822)	2,042,675
Commercial mortgage-related securities:
FNMA/FHLMC	18,691	—	(1,755)	16,937
GNMA	161,928	—	(7,135)	154,793
Asset backed securities:
FFELP	135,832	5	(1,862)	133,975
SBA	1,077	2	(28)	1,051
Other debt securities	3,000	—	(50)	2,950
Total AFS investment securities	$3,749,814	$24,579	$(173,501)	$3,600,892
HTM investment securities
U.S. Treasury securities	$999	$—	$(36)	$963
Obligations of state and political subdivisions (municipal securities)	1,682,473	5,638	(134,053)	1,554,059
Residential mortgage-related securities:
FNMA/FHLMC	941,973	27,007	(164,587)	804,393
GNMA	48,979	92	(2,901)	46,170
Private-label	345,083	9,796	(65,372)	289,507
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	12,699	(160,781)	632,914
GNMA	59,733	386	(7,500)	52,619
Total HTM investment securities	$3,860,235	$55,619	$(535,230)	$3,380,624
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at December 31, 2024, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$997	$17,800	$17,746
Due after one year through five years	3,040	3,026	62,054	61,286
Due after five years through ten years	1,390	1,387	187,803	179,653
Due after ten years	633	585	1,393,065	1,228,957
Total debt securities	6,063	5,994	1,660,722	1,487,641
Residential mortgage-related securities:
FNMA/FHLMC	120,272	110,928	885,476	721,946
GNMA	4,236,199	4,227,727	43,693	39,927
Private-label	—	—	324,182	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	18,332	17,000	772,456	623,595
GNMA	116,275	111,475	52,219	46,032
Asset backed securities:
FFELP	108,319	107,839	—	—
SBA	495	471	—	—
Total investment securities	$4,605,954	$4,581,434	$3,738,747	$3,185,494
Ratio of fair value to amortized cost		99.5%		85.2%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2024:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	767,151	883,438	4,911	4,221	1,659,722
Residential mortgage-related securities:
FNMA/FHLMC	885,476	—	—	—	885,476
GNMA	43,693	—	—	—	43,693
Private-label	324,182	—	—	—	324,182
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	—	—	—	772,456
GNMA	52,219	—	—	—	52,219
Total HTM securities	$2,846,177	$883,438	$4,911	$4,221	$3,738,747
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2023:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$999	$—	$—	$—	$999
Obligations of state and political subdivisions (municipal securities)	760,329	915,303	5,687	1,155	1,682,473
Residential mortgage-related securities:
FNMA/FHLMC	941,973	—	—	—	941,973
GNMA	48,979	—	—	—	48,979
Private-label	345,083	—	—	—	345,083
Commercial mortgage-related securities:
FNMA/FHLMC	780,995	—	—	—	780,995
GNMA	59,733	—	—	—	59,733
Total HTM securities	$2,938,090	$915,303	$5,687	$1,155	$3,860,235
The following table summarizes gross realized gains and losses on AFS securities, the gain on sale and net write-up of equity securities, and proceeds from the sale of AFS investment securities for each of the three years ended December 31 shown below:

($ in thousands)	2024	2023	2022
Gross realized gains on AFS securities	$—	$83	$21
Gross realized (losses) on AFS securities	(148,380)	(65,022)	(1,943)
Gain on sale and net write-up of equity securities	4,233	6,037	5,668
Investment securities (losses) gains, net	$(144,147)	$(58,903)	$3,746
Proceeds from sales of AFS investment securities	$1,141,231	$715,066	$110,177
During the fourth quarter of 2024, the Corporation sold lower yielding AFS securities with a carrying value of $1.1 billion at a net loss of $148 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities. Additionally, during the first quarter of 2024, the Corporation sold its remaining Visa Class B restricted shares at a gain of $4 million.
During the fourth quarter of 2023, the Corporation sold lower yielding AFS securities with a carrying value of $715 million at a net loss of $65 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities. Additionally, during the fourth quarter of 2023, the Corporation sold 1,000 shares of its Visa Class B restricted shares and wrote up its remaining shares based on that market price, resulting in a gain of $6 million.
During the fourth quarter of 2022, the Corporation sold $110 million of lower yielding municipal securities at a loss of $2 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities. During the third quarter of 2022, the Corporation sold its Visa Class B restricted shares obtained in the acquisition of First Staunton, which were carried at a zero-cost basis. The remaining shares of Visa Class B restricted shares held by the Corporation, which were carried at fair value, were subsequently written up to reflect the new observable price resulting from that sale.
Investment securities with a carrying value of $1.5 billion at December 31, 2024 and $1.6 billion at December 31, 2023 were pledged as required to secure certain deposits or for other purposes.

Accrued interest receivable on HTM securities totaled $18 million at both December 31, 2024 and 2023. Accrued interest receivable on AFS securities totaled $21 million and $15 million at December 31, 2024 and 2023, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The allowance for credit losses on HTM securities was approximately $60,000 and $75,000 at December 31, 2024 and 2023, respectively, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.
The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2024:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	1	$(3)	$542	2	$(55)	$828	$(58)	$1,370
Residential mortgage-related securities:
FNMA/FHLMC	23	(607)	31,983	14	(8,927)	61,596	(9,534)	93,579
GNMA	116	(13,706)	1,660,642	4	(145)	3,945	(13,851)	1,664,587
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,332)	17,000	(1,332)	17,000
GNMA	—	—	—	16	(4,800)	111,475	(4,800)	111,475
Asset backed securities:
FFELP	—	—	—	12	(604)	62,830	(604)	62,830
SBA	—	—	—	4	(24)	464	(24)	464
Other debt securities	1	(7)	993	1	(3)	997	(11)	1,989
Total	141	$(14,323)	$1,694,159	54	$(15,890)	$259,134	$(30,213)	$1,953,294
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(1)	$999	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	370	(11,860)	483,073	641	(162,343)	866,949	(174,202)	1,350,022
Residential mortgage-related securities:
FNMA/FHLMC	12	(280)	11,617	106	(186,184)	710,114	(186,464)	721,732
GNMA	7	(183)	8,856	79	(3,591)	31,071	(3,774)	39,927
Private-label	—	—	—	18	(65,963)	266,353	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	2	(1,343)	25,518	43	(157,735)	598,077	(159,078)	623,595
GNMA	—	—	—	13	(6,424)	46,032	(6,424)	46,032
Total	391	$(13,665)	$529,064	901	$(582,241)	$2,519,595	$(595,906)	$3,048,660

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at December 31, 2024 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of December 31, 2024, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $92 million and $143 million at December 31, 2024 and 2023, respectively. The Corporation had Federal Reserve Bank stock of $88 million and $87 million at December 31, 2024 and 2023, respectively. Accrued interest receivable on FHLB stock totaled $2 million and $4 million at December 31, 2024 and 2023, respectively. There was no accrued interest receivable on Federal Reserve Bank stock at both December 31, 2024 and 2023. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. At December 31, 2024 and 2023, the Corporation had equity securities with readily determinable fair values of $11 million and $7 million, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $13 million and $35 million at December 31, 2024 and 2023, respectively. During the first quarter of 2024, the Corporation sold all of its remaining Visa Class B restricted shares.
Note 3 Loans
The period end loan composition was as follows:

($ in thousands)	Dec 31, 2024	Dec 31, 2023
Commercial and industrial	$10,573,741	$9,731,555
Commercial real estate - owner occupied	1,143,741	1,061,700
Commercial and business lending	11,717,483	10,793,255
Commercial real estate - investor	5,227,975	5,124,245
Real estate construction	1,982,632	2,271,398
Commercial real estate lending	7,210,607	7,395,644
Total commercial	18,928,090	18,188,898
Residential mortgage	7,047,541	7,864,891
Auto finance	2,810,220	2,256,162
Home equity	664,252	628,526
Other consumer	318,483	277,740
Total consumer	10,840,496	11,027,319
Total loans	$29,768,586	$29,216,218
Accrued interest receivable on loans totaled $126 million at December 31, 2024, and $132 million at December 31, 2023, and is included in interest receivable on the consolidated balance sheets. Interest accrued but not received is reversed against interest income when a loan is placed on nonaccrual. The amount of accrued interest reversed totaled $2 million for the years ended December 31, 2024 and December 31, 2023, and approximately $491,000 for the year ended December 31, 2022.
The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

($ in thousands)	2024	2023
Balance at beginning of year	$5,406	$3,376
New loans	17,395	2,564
Repayments	(2,359)	(253)
Change due to status of executive officers and directors	838	(280)
Balance at end of year	$21,280	$5,406

The following table presents loans by credit quality indicator by origination year at December 31, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$248	$1,841,790	$2,656,953	$1,514,277	$2,254,758	$1,080,180	$263,286	$510,301	$10,121,545
Special mention	—	48,829	4,037	4,810	63,390	6,984	515	48	128,613
Substandard	2,015	40,240	90,240	9,677	34,730	126,134	3,347	131	304,500
Nonaccrual	42	—	772	4,468	12,988	855	—	—	19,084
Commercial and industrial	$2,306	$1,930,860	$2,752,002	$1,533,233	$2,365,866	$1,214,154	$267,148	$510,480	$10,573,741
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$13,760	$228,913	$175,059	$180,132	$214,237	$114,064	$181,982	$1,108,147
Special mention	—	—	—	497	—	8,619	—	2,803	11,920
Substandard	—	943	2,532	10,009	1,492	701	3,371	3,125	22,173
Nonaccrual	—	—	—	1,501	—	—	—	—	1,501
Commercial real estate - owner occupied	$—	$14,703	$231,446	$187,066	$181,625	$223,557	$117,435	$187,911	$1,143,741
Commercial and business lending:
Risk rating:
Pass	$248	$1,855,550	$2,885,866	$1,689,336	$2,434,891	$1,294,416	$377,350	$692,283	$11,229,693
Special mention	—	48,829	4,037	5,307	63,390	15,604	515	2,852	140,532
Substandard	2,015	41,183	92,772	19,686	36,222	126,835	6,719	3,255	326,673
Nonaccrual	42	—	772	5,969	12,988	855	—	—	20,585
Commercial and business lending	$2,306	$1,945,563	$2,983,447	$1,720,298	$2,547,491	$1,437,710	$384,583	$698,390	$11,717,483
Commercial real estate - investor:
Risk rating:
Pass	$—	$190,451	$1,334,740	$725,652	$1,179,867	$723,994	$321,084	$363,288	$4,839,076
Special mention	—	—	69,014	6,385	30,672	12,312	6,870	10,366	135,618
Substandard	—	—	69,385	53,022	93,151	10,724	384	9,910	236,576
Nonaccrual	—	—	11,949	—	—	4,757	—	—	16,705
Commercial real estate - investor	$—	$190,451	$1,485,088	$785,058	$1,303,690	$751,786	$328,338	$383,563	$5,227,975
Real estate construction:
Risk rating:
Pass	$—	$30,090	$278,754	$390,845	$807,347	$142,137	$25,654	$7,260	$1,682,086
Special mention	—	—	19,419	—	96,442	—	—	—	115,862
Substandard	—	—	28,241	6,000	105,660	44,754	—	—	184,654
Nonaccrual	—	—	—	—	—	—	—	30	30
Real estate construction	$—	$30,090	$326,414	$396,845	$1,009,450	$186,890	$25,654	$7,289	$1,982,632
Commercial real estate lending:
Risk rating:
Pass	$—	$220,541	$1,613,494	$1,116,496	$1,987,215	$866,130	$346,738	$370,548	$6,521,163
Special mention	—	—	88,433	6,385	127,114	12,312	6,870	10,366	251,480
Substandard	—	—	97,626	59,022	198,811	55,477	384	9,910	421,230
Nonaccrual	—	—	11,949	—	—	4,757	—	30	16,735
Commercial real estate lending	$—	$220,541	$1,811,502	$1,181,903	$2,313,140	$938,677	$353,992	$390,853	$7,210,607
Total commercial:
Risk rating:
Pass	$248	$2,076,092	$4,499,360	$2,805,832	$4,422,105	$2,160,547	$724,088	$1,062,831	$17,750,855
Special mention	—	48,829	92,469	11,692	190,504	27,916	7,385	13,217	392,012
Substandard	2,015	41,183	190,399	78,708	235,033	182,313	7,103	13,165	747,903
Nonaccrual	42	—	12,721	5,969	12,988	5,612	—	30	37,320
Total commercial	$2,306	$2,166,104	$4,794,949	$2,902,201	$4,860,631	$2,376,387	$738,576	$1,089,243	$18,928,090

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$172,607	$507,186	$1,579,182	$1,643,341	$1,195,752	$1,878,251	$6,976,319
Special mention	—	—	—	—	—	—	—	162	162
Substandard	—	—	594	327	77	—	—	24	1,022
Nonaccrual	—	—	2,338	2,134	11,420	10,141	8,297	35,708	70,038
Residential mortgage	$—	$—	$175,539	$509,647	$1,590,679	$1,653,482	$1,204,049	$1,914,144	$7,047,541
Auto finance:
Risk rating:
Pass	$—	$—	$1,241,609	$858,924	$650,880	$48,999	$67	$77	$2,800,555
Special mention	—	—	332	704	1,048	178	—	—	2,262
Nonaccrual	—	—	491	2,162	4,284	466	—	—	7,402
Auto finance	$—	$—	$1,242,431	$861,790	$656,212	$49,643	$67	$77	$2,810,220
Home equity:
Risk rating:
Pass	$8,764	$569,866	$411	$1,684	$25,372	$5,289	$1,965	$50,841	$655,429
Special mention	127	81	41	—	—	—	—	323	445
Nonaccrual	1,677	104	15	103	933	231	215	6,778	8,378
Home equity	$10,568	$570,051	$467	$1,788	$26,305	$5,520	$2,180	$57,941	$664,252
Other consumer:
Risk rating:
Pass	$308	$241,230	$14,343	$4,808	$2,475	$1,440	$584	$49,886	$314,767
Special mention	—	1,125	8	—	36	7	—	—	1,176
Substandard	—	2,418	—	—	—	—	—	—	2,418
Nonaccrual	2	81	5	21	7	4	—	4	122
Other consumer	$310	$244,855	$14,356	$4,829	$2,518	$1,451	$584	$49,891	$318,483
Total consumer:
Risk rating:
Pass	$9,071	$811,096	$1,428,969	$1,372,603	$2,257,910	$1,699,069	$1,198,368	$1,979,055	$10,747,070
Special mention	127	1,207	381	704	1,083	185	—	484	4,045
Substandard	—	2,418	594	327	77	—	—	24	3,440
Nonaccrual	1,679	185	2,849	4,420	16,644	10,842	8,512	42,490	85,941
Total consumer	$10,878	$814,906	$1,432,794	$1,378,053	$2,275,714	$1,710,096	$1,206,880	$2,022,053	$10,840,496
Total loans:
Risk rating:
Pass	$9,320	$2,887,188	$5,928,329	$4,178,435	$6,680,015	$3,859,616	$1,922,456	$3,041,886	$28,497,925
Special mention	127	50,036	92,851	12,396	191,587	28,101	7,385	13,701	396,057
Substandard	2,015	43,602	190,993	79,035	235,110	182,313	7,103	13,189	751,344
Nonaccrual	1,721	185	15,570	10,389	29,632	16,453	8,512	42,519	123,260
Total loans	$13,183	$2,981,010	$6,227,743	$4,280,254	$7,136,344	$4,086,483	$1,945,455	$3,111,296	$29,768,586
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2023:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$1,380	$1,693,249	$1,736,617	$2,877,173	$1,824,362	$398,046	$383,695	$449,006	$9,362,149
Special mention	—	21,779	4,017	46,610	8,525	3,529	—	25,341	109,801
Substandard	804	81,924	10,515	39,748	47,279	17,732	94	291	197,582
Nonaccrual	6,414	—	13,317	14,188	33,891	627	—	—	62,022
Commercial and industrial	$8,598	$1,796,951	$1,764,466	$2,977,719	$1,914,057	$419,934	$383,789	$474,638	$9,731,555
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$15,393	$204,039	$188,003	$239,218	$136,535	$135,730	$92,339	$1,011,259
Special mention	—	271	—	—	6,150	2,635	—	1,293	10,349
Substandard	—	292	14,735	2,791	6,416	8,537	3,086	2,841	38,699
Nonaccrual	—	—	1,394	—	—	—	—	—	1,394
Commercial real estate - owner occupied	$—	$15,957	$220,168	$190,794	$251,783	$147,708	$138,816	$96,473	$1,061,700
Commercial and business lending:
Risk rating:
Pass	$1,380	$1,708,642	$1,940,657	$3,065,177	$2,063,580	$534,581	$519,426	$541,345	$10,373,408
Special mention	—	22,050	4,017	46,610	14,675	6,164	—	26,634	120,150
Substandard	804	82,216	25,250	42,539	53,695	26,269	3,180	3,132	236,281
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	—	63,416
Commercial and business lending	$8,598	$1,812,909	$1,984,635	$3,168,514	$2,165,840	$567,642	$522,606	$571,111	$10,793,255
Commercial real estate - investor:
Risk rating:
Pass	$—	$155,109	$1,263,866	$1,247,434	$1,080,425	$471,371	$358,996	$239,230	$4,816,433
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Commercial real estate - investor	$—	$155,611	$1,374,116	$1,342,492	$1,121,633	$472,355	$388,768	$269,269	$5,124,245
Real estate construction:
Risk rating:
Pass	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,954	$2,271,392
Nonaccrual	—	—	—	—	—	—	—	6	6
Real estate construction	$—	$23,307	$422,277	$1,176,608	$547,825	$87,680	$5,740	$7,960	$2,271,398
Commercial real estate lending:
Risk rating:
Pass	$—	$178,416	$1,686,143	$2,424,042	$1,628,250	$559,052	$364,737	$247,184	$7,087,824
Special mention	—	502	4,248	25,474	26,208	—	29,772	6,014	92,218
Substandard	—	—	106,002	69,584	15,000	983	—	24,025	215,595
Nonaccrual	—	—	—	—	—	—	—	6	6
Commercial real estate lending	$—	$178,918	$1,796,393	$2,519,100	$1,669,458	$560,035	$394,508	$277,230	$7,395,644
Total commercial:
Risk rating:
Pass	$1,380	$1,887,058	$3,626,800	$5,489,219	$3,691,830	$1,093,633	$884,162	$788,529	$17,461,232
Special mention	—	22,552	8,265	72,084	40,882	6,164	29,772	32,648	212,368
Substandard	804	82,216	131,253	112,123	68,695	27,253	3,180	27,157	451,876
Nonaccrual	6,414	—	14,710	14,188	33,891	627	—	6	63,422
Total commercial	$8,598	$1,991,827	$3,781,028	$5,687,614	$3,835,298	$1,127,677	$917,114	$848,341	$18,188,898

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$352,321	$1,617,409	$2,110,577	$1,414,186	$647,778	$1,650,542	$7,792,813
Special mention	—	—	—	—	—	—	95	57	152
Substandard	—	—	490	93	—	—	174	26	784
Nonaccrual	—	—	1,425	9,567	9,259	10,397	6,628	33,865	71,142
Residential mortgage	$—	$—	$354,236	$1,627,070	$2,119,836	$1,424,583	$654,675	$1,684,490	$7,864,891
Auto finance:
Risk rating:
Pass	$—	$—	$1,218,820	$952,839	$75,209	$163	$456	$132	$2,247,618
Special mention	—	—	619	1,850	205	—	—	—	2,674
Substandard	—	—	—	73	—	—	—	—	73
Nonaccrual	—	—	1,032	4,332	430	—	3	—	5,797
Auto finance	$—	$—	$1,220,471	$959,094	$75,844	$163	$458	$132	$2,256,162
Home equity:
Risk rating:
Pass	$8,703	$521,000	$1,678	$29,863	$6,084	$2,327	$4,891	$53,350	$619,192
Special mention	179	200	—	87	—	29	15	378	708
Substandard	10	75	10	—	—	—	33	—	118
Nonaccrual	1,302	160	29	495	132	144	368	7,180	8,508
Home equity	$10,195	$521,434	$1,717	$30,445	$6,217	$2,500	$5,308	$60,907	$628,526
Other consumer:
Risk rating:
Pass	$121	$196,632	$6,419	$3,732	$2,658	$1,127	$460	$64,121	$275,149
Special mention	26	843	9	—	3	20	—	6	881
Substandard	—	1,582	—	—	—	—	—	—	1,582
Nonaccrual	27	71	10	1	6	2	8	29	128
Other consumer	$174	$199,129	$6,438	$3,733	$2,668	$1,149	$468	$64,156	$277,740
Total consumer:
Risk rating:
Pass	$8,824	$717,632	$1,579,238	$2,603,843	$2,194,529	$1,417,802	$653,584	$1,768,145	$10,934,773
Special mention	205	1,043	628	1,936	208	49	110	441	4,416
Substandard	10	1,656	500	166	—	—	207	26	2,556
Nonaccrual	1,330	231	2,496	14,396	9,827	10,544	7,007	41,073	85,574
Total consumer	$10,369	$720,563	$1,582,862	$2,620,341	$2,204,564	$1,428,395	$660,909	$1,809,685	$11,027,319
Total loans:
Risk rating:
Pass	$10,204	$2,604,690	$5,206,038	$8,093,062	$5,886,359	$2,511,435	$1,537,747	$2,556,674	$28,396,005
Special mention	205	23,595	8,893	74,020	41,091	6,213	29,882	33,089	216,784
Substandard	814	83,872	131,753	112,289	68,695	27,253	3,387	27,183	454,432
Nonaccrual	7,744	231	17,206	28,584	43,718	11,170	7,007	41,080	148,997
Total loans	$18,966	$2,712,389	$5,363,890	$8,307,956	$6,039,862	$2,556,071	$1,578,023	$2,658,026	$29,216,218
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year at December 31, 2024:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$4,433	$128	$11,484	$8,510	$22,959	$3	$—	$47,517
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	4,433	128	11,484	8,510	22,959	3	3	47,520
Commercial real estate-investor	—	6,617	1	—	4,569	—	—	11,187
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	6,617	1	—	4,569	—	—	11,187
Total commercial	4,433	6,745	11,485	8,510	27,528	3	3	58,707
Residential mortgage	—	—	134	125	101	153	515	1,029
Auto finance	—	418	2,982	5,582	560	—	—	9,541
Home equity	93	—	—	9	19	10	85	216
Other consumer	6,555	20	96	75	75	42	59	6,922
Total consumer	6,649	438	3,212	5,790	755	205	659	17,709
Total gross charge offs	$11,082	$7,183	$14,697	$14,300	$28,283	$209	$662	$76,415
The following table presents gross charge offs by origination year at December 31, 2023:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2023	2022	2021	2020	2019	Prior	Total
Commercial and industrial	$4,130	$717	$9,594	$25,270	$5,958	$—	$18	$45,687
Commercial real estate-owner occupied	—	—	—	—	—	25	—	25
Commercial and business lending	4,130	717	9,594	25,270	5,958	25	18	45,713
Commercial real estate-investor	—	—	—	—	—	—	252	252
Real estate construction	—	—	—	—	—	—	25	25
Commercial real estate lending	—	—	—	—	—	—	277	277
Total commercial	4,130	717	9,594	25,270	5,958	25	295	45,989
Residential mortgage	—	2	32	42	148	5	723	952
Auto finance	—	795	4,524	626	—	5	—	5,950
Home equity	53	21	3	31	—	22	294	424
Other consumer	4,884	—	72	124	131	72	170	5,453
Total consumer	4,937	818	4,630	823	279	105	1,187	12,779
Total gross charge offs	$9,068	$1,535	$14,224	$26,093	$6,237	$130	$1,482	$58,768
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
The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $23 million at December 31, 2024 and $16 million at December 31, 2023.
The following table presents loans by past due status at December 31, 2024:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$10,552,756	$899	$361	$642	$19,084	$10,573,741
Commercial real estate - owner occupied	1,140,607	1,533	101	—	1,501	1,143,741
Commercial and business lending	11,693,363	2,432	462	642	20,585	11,717,483
Commercial real estate - investor	5,174,879	5,117	31,274	—	16,705	5,227,975
Real estate construction	1,982,581	21	—	—	30	1,982,632
Commercial real estate lending	7,157,460	5,138	31,274	—	16,735	7,210,607
Total commercial	18,850,823	7,570	31,736	642	37,320	18,928,090
Residential mortgage	6,962,610	14,731	162	—	70,038	7,047,541
Auto finance	2,787,967	12,588	2,262	—	7,402	2,810,220
Home equity	651,248	4,181	445	—	8,378	664,252
Other consumer	312,687	1,892	1,236	2,547	122	318,483
Total consumer	10,714,512	33,391	4,105	2,547	85,941	10,840,496
Total loans	$29,565,335	$40,961	$35,841	$3,189	$123,260	$29,768,586
(a) Of the total nonaccrual loans, $52 million, or 42%, were current with respect to payment at December 31, 2024.
(b) No interest income was recognized on nonaccrual loans for the year ended December 31, 2024. In addition, there were $24 million of nonaccrual loans for which there was no related ACLL at December 31, 2024.
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

Loan Modifications and Troubled Debt Restructurings
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at both December 31, 2024 and December 31, 2023.

	Interest Rate Concession
	Amortized Cost
	Twelve Months Ended December 31,
($ in thousands)	2024	2023
Commercial and industrial	$475	$306
Residential mortgage	295	—
Auto finance	10	255
Home equity	—	77
Other consumer	2,239	1,449
Total loans modified	$3,019	$2,087

	Term Extension
	Amortized Cost
	Twelve Months Ended December 31,
($ in thousands)	2024	2023
Residential mortgage	$—	$208
Home equity	—	25
Total loans modified	$—	$233

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Twelve Months Ended December 31,
($ in thousands)	2024	2023
Residential mortgage	$2,849	$865
Home equity	244	339
Total loans modified	$3,093	$1,204

The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans:

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Twelve Months Ended December 31,
Loan Type	2024	2023
Commercial and industrial	(18)%	(19)%
Residential mortgage	2%	1%
Auto finance	(7)%	(9)%
Home equity	(3)%	—%
Other consumer	(21)%	(21)%
Weighted average of total loans modified	(8)%	(11)%
(a) Due to market conditions, some interest rate concessions on floating rate loans may involve an increase in rate that was lower in comparison to the rate of increase for floating rate loans not modified.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
Twelve Months Ended December 31,
Loan Type	2024	2023
Residential mortgage	108 months	65 months
Home equity	63 months	85 months
Weighted average of total loans modified	105 months	71 months
(a) During the twelve months ended December 31, 2024 and December 31, 2023, term extensions changed the weighted average term on modified loans from 282 to 386 months and 175 to 245 months, respectively.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended December 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$475	$—	$—
Residential mortgage	2,355	453	336
Auto finance	5	3	2
Home equity	244	—	—
Other consumer	2,239	—	—
Total loans modified	$5,318	$456	$338
The following table depicts the performance of loans that have been modified in the twelve months ended December 31, 2023:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$306	$—	$—
Residential mortgage	773	56	245
Auto finance	218	36	—
Home equity	310	123	9
Other consumer	1,449	—	—
Total loans modified	$3,056	$215	$253
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months and subsequently had a payment default, as of December 31, 2024:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Residential mortgage	$—	$—	$151
Auto finance	2	—	—
Home equity	—	—	186
Total loans modified	$2	$—	$337
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
The following table provides the number of loans modified in a TDR by loan portfolio, the recorded investment, and unpaid principal balance at December 31, 2022, prior to the adoption of ASU 2022-02:

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

The following table provides the number of loans modified during the previous twelve months which subsequently defaulted during the year ended December 31, 2022, and the recorded investment in these restructured loans at the time of default as of December 31, 2022, prior to the adoption of ASU 2022-02:

($ in thousands)	Number of Loans	Recorded Investment
Residential mortgage	4	$1,178
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for December 31, 2024 was the Moody's baseline scenario from November 2024, which was reviewed against the December 2024 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See Note 1 for the Corporation's accounting policy on the ACLL. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 15 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2024:

($ in thousands)	Dec 31, 2023	Charge Offs	Recoveries	Net Charge Offs	Provision for Credit Losses	Dec 31, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(47,517)	$2,148	$(45,369)	$53,703	$136,596
Commercial real estate — owner occupied	10,610	(3)	7	4	(1,198)	9,417
Commercial and business lending	138,873	(47,520)	2,155	(45,365)	52,505	146,013
Commercial real estate — investor	67,858	(11,187)	—	(11,187)	14,876	71,547
Real estate construction	53,554	—	65	65	(2,119)	51,499
Commercial real estate lending	121,412	(11,187)	65	(11,122)	12,756	123,046
Total commercial	260,285	(58,707)	2,220	(56,487)	65,262	269,060
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467
Home equity	15,403	(216)	1,366	1,150	67	16,620
Other consumer	12,638	(6,922)	1,096	(5,826)	10,012	16,824
Total consumer	90,809	(17,709)	5,647	(12,062)	15,738	94,486
Total loans	$351,094	$(76,415)	$7,867	$(68,549)	$81,000	$363,545
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$1,137	$14,456
Commercial real estate — owner occupied	149	—	—	—	2	151
Commercial and business lending	13,468	—	—	—	1,139	14,607
Commercial real estate — investor	480	—	—	—	98	578
Real estate construction	17,024	—	—	—	2,567	19,591
Commercial real estate lending	17,504	—	—	—	2,664	20,169
Total commercial	30,972	—	—	—	3,803	34,776
Home equity	2,629	—	—	—	(164)	2,465
Other consumer	1,174	—	—	—	361	1,535
Total consumer	3,803	—	—	—	197	4,000
Total loans	$34,776	$—	$—	$—	$4,000	$38,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(47,517)	$2,148	$(45,369)	$54,840	$151,052	1.43%
Commercial real estate — owner occupied	10,759	(3)	7	4	(1,196)	9,568	0.84%
Commercial and business lending	152,341	(47,520)	2,155	(45,365)	53,644	160,620	1.37%
Commercial real estate — investor	68,338	(11,187)	—	(11,187)	14,973	72,125	1.38%
Real estate construction	70,578	—	65	65	447	71,090	3.59%
Commercial real estate lending	138,916	(11,187)	65	(11,122)	15,421	143,215	1.99%
Total commercial	291,257	(58,707)	2,220	(56,487)	69,065	303,835	1.61%
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576	0.46%
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467	1.01%
Home equity	18,032	(216)	1,366	1,150	(97)	19,085	2.87%
Other consumer	13,812	(6,922)	1,096	(5,826)	10,373	18,359	5.76%
Total consumer	94,613	(17,709)	5,647	(12,062)	15,935	98,486	0.91%
Total loans	$385,870	$(76,415)	$7,867	$(68,549)	$85,000	$402,322	1.35%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2023:

($ in thousands)	Dec 31, 2022	Charge Offs	Recoveries	Net Charge Offs	Provision for Credit Losses	Dec 31, 2023	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$119,076	$(45,687)	$3,015	$(42,672)	$51,859	$128,263
Commercial real estate — owner occupied	9,475	(25)	11	(15)	1,150	10,610
Commercial and business lending	128,551	(45,713)	3,026	(42,687)	53,009	138,873
Commercial real estate — investor	54,398	(252)	3,016	2,763	10,697	67,858
Real estate construction	45,589	(25)	80	55	7,910	53,554
Commercial real estate lending	99,986	(277)	3,095	2,819	18,607	121,412
Total commercial	228,538	(45,989)	6,121	(39,868)	71,616	260,285
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961
Home equity	14,875	(424)	1,262	837	(310)	15,403
Other consumer	11,390	(5,453)	978	(4,475)	5,723	12,638
Total consumer	84,182	(12,779)	4,021	(8,758)	15,384	90,809
Total loans	$312,720	$(58,768)	$10,142	$(48,626)	$87,000	$351,094
Allowance for unfunded commitments
Commercial and industrial	$12,997	$—	$—	$—	$321	$13,319
Commercial real estate — owner occupied	103	—	—	—	46	149
Commercial and business lending	13,101	—	—	—	367	13,468
Commercial real estate — investor	710	—	—	—	(230)	480
Real estate construction	20,583	—	—	—	(3,558)	17,024
Commercial real estate lending	21,292	—	—	—	(3,788)	17,504
Total commercial	34,393	—	—	—	(3,421)	30,972
Home equity	2,699	—	—	—	(70)	2,629
Other consumer	1,683	—	—	—	(509)	1,174
Total consumer	4,382	—	—	—	(579)	3,803
Total loans	$38,776	$—	$—	$—	$(4,000)	$34,776
Allowance for credit losses on loans
Commercial and industrial	$132,073	$(45,687)	$3,015	$(42,672)	$52,181	$141,582	1.45%
Commercial real estate — owner occupied	9,579	(25)	11	(15)	1,195	10,759	1.01%
Commercial and business lending	141,652	(45,713)	3,026	(42,687)	53,376	152,341	1.41%
Commercial real estate — investor	55,108	(252)	3,016	2,763	10,467	68,338	1.33%
Real estate construction	66,171	(25)	80	55	4,351	70,578	3.11%
Commercial real estate lending	121,279	(277)	3,095	2,819	14,819	138,916	1.88%
Total commercial	262,931	(45,989)	6,121	(39,868)	68,195	291,257	1.60%
Residential mortgage	38,298	(952)	541	(411)	(79)	37,808	0.48%
Auto finance	19,619	(5,950)	1,241	(4,709)	10,051	24,961	1.11%
Home equity	17,574	(424)	1,262	837	(380)	18,032	2.87%
Other consumer	13,073	(5,453)	978	(4,475)	5,214	13,812	4.97%
Total consumer	88,565	(12,779)	4,021	(8,758)	14,805	94,613	0.86%
Total loans	$351,496	$(58,768)	$10,142	$(48,626)	$83,000	$385,870	1.32%
Note 4 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See Note 1 for the Corporation’s accounting policy for goodwill and other intangible assets.
The Corporation conducted its most recent annual impairment testing in May 2024, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value

(including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2024 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2024, 2023, or 2022.
The Corporation had goodwill of $1.1 billion at both December 31, 2024 and 2023.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

($ in thousands)	2024	2023	2022
Core deposit intangibles
Gross carrying amount at the beginning of the year	$88,109	$88,109	$88,109
Accumulated amortization	(56,449)	(47,638)	(38,827)
Net book value	$31,660	$40,471	$49,282
Amortization during the year	$8,811	$8,811	$8,811
Mortgage Servicing Rights
The Corporation sells residential mortgage loans in the secondary market and typically retains the right to service the loans sold. MSRs are not traded in active markets. As a result, a cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, are used in measuring the fair value of the MSRs asset. These assumptions are considered significant unobservable inputs. See Note 1 for the Corporation’s accounting policy for MSRs. See Note 15 for a discussion of the recourse provisions on sold residential mortgage loans. See Note 17 which further discusses fair value measurement relative to the MSRs asset.
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

($ in thousands)	2024	2023
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$84,390	$77,351
Additions	6,707	3,564
Decay	(8,060)	(7,185)
Valuation:
Change in fair value model assumptions	—	8,881
Changes in fair value of asset	4,646	1,778
Mortgage servicing rights at end of period	$87,683	$84,390
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)(a)	$6,285,018	$7,364,492
Mortgage servicing rights to servicing portfolio(a)	1.40%	1.15%
(a) During the fourth quarter of 2023, the Corporation transferred $969 million of residential mortgages into held for sale and subsequently sold them for $844 million. After sale, the servicing was retained for a short period until full servicing was transferred to the purchaser in January 2024.

The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2024. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
2025	$8,811	$9,767
2026	8,811	11,230
2027	8,811	11,602
2028	3,485	10,945
2029	1,681	9,767
Beyond 2029	61	34,373
Total estimated amortization expense and MSRs decay(a)	$31,660	$87,683
(a) Represents the decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.
Note 5 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of the Corporation's premises and equipment is as follows:

		December 31, 2024			December 31, 2023
($ in thousands)	Estimated Useful Lives	Cost	Accumulated Depreciation	Net Book Value	Net Book Value
Land	—	$63,642	$—	$63,642	$63,984
Land improvements	3 – 20 years	22,911	11,533	11,379	11,250
Buildings and improvements	5 – 40 years	415,690	198,699	216,991	212,004
Computers and related equipment	4 – 8 years	60,198	50,055	10,143	10,845
Furniture, fixtures, and other equipment	3 – 20 years	116,482	91,823	24,658	35,627
Operating leases	—	56,818	23,616	33,202	24,712
Leasehold improvements	2 – 20 years	46,192	27,113	19,078	14,556
Total premises and equipment		$781,932	$402,840	$379,093	$372,978
Depreciation and amortization of premises and equipment totaled $29 million for 2024, $30 million for 2023, and $31 million for 2022.
Note 6 Leases
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Twelve Months Ended December 31,
($ in thousands)	2024	2023	2022
Operating lease costs	$6,414	$6,281	$6,812
Finance lease costs	373	92	119
Operating lease cash flows	6,617	7,171	8,440
Finance lease cash flows	93	92	125

The right-of-use asset and lease liability by lease classifications on the consolidated balance sheets were as follows:

	Consolidated Balance Sheets Category
($ in thousands)		December 31, 2024	December 31, 2023
Operating lease right-of-use asset	Premises and equipment	$33,202	$24,712
Finance lease right-of-use asset	Other assets	—	368
Operating lease liability	Accrued expenses and other liabilities	35,596	27,311
Finance lease liability	Other long-term funding	295	383
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	December 31, 2024			December 31, 2023
($ in thousands)	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate
Operating leases
Retail and corporate offices	$39,072	8.30	4.26%	$25,729	5.76	3.12%
Land	3,228	6.63	3.52%	4,050	6.98	3.48%
Equipment	204	1.50	4.62%	408	2.50	4.62%
Total operating leases	$42,505	8.13	4.20%	$30,187	5.88	3.19%
Finance leases
Retail and corporate offices	$301	3.25	1.32%	$394	4.25	1.32%
Total finance leases	$301	3.25	1.32%	$394	4.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
2025	$6,760	$93	$6,853
2026	6,228	93	6,321
2027	5,572	93	5,664
2028	4,845	23	4,868
2029	3,612	—	3,612
Beyond 2029	15,487	—	15,487
Total lease payments	$42,505	$301	$42,806
Less: interest	6,909	6	6,915
Present value of lease payments	$35,596	$295	$35,891
At December 31, 2024 and 2023, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $2 million and $3 million, respectively. The leases that had not yet commenced as of December 31, 2024 will commence between January 2025 and April 2025 with lease terms of 1 year to 7 years.
The Corporation conducts a portion of its business through certain facilities and equipment under non-cancelable operating leases. The Corporation also leases a subdivision of some of its facilities and receives rental income from such lease agreements, included within occupancy expense on the consolidated statements of income. The approximate minimum annual rental payments and rental receipts under non-cancelable agreements and leases are as follows:

($ in thousands)	Payments	Receipts
2025	$6,565	$3,628
2026	6,293	3,475
2027	5,636	3,170
2028	4,855	2,510
2029	3,604	2,454
Beyond 2029	15,650	11,493
Total	$42,603	$26,730
Total rental expense from leases, net of lease income, totaled $3 million in 2024, $2 million in 2023, and $3 million in 2022.

Note 7 Deposits
The distribution of deposits is as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Noninterest-bearing demand	$5,775,657	$6,119,956
Savings	5,133,295	4,835,701
Interest-bearing demand	9,124,741	8,843,967
Money market	6,637,915	6,330,453
Brokered CDs	4,276,309	4,447,479
Other time deposits	3,700,518	2,868,494
Total deposits	$34,648,434	$33,446,049
Time deposits in excess of $250,000 were $758 million and $523 million at December 31, 2024 and 2023, respectively.
Aggregate annual maturities of all time deposits at December 31, 2024, are as follows:

Maturities During Year Ending December 31,	($ in thousands)
2025	$7,898,330
2026	47,925
2027	17,814
2028	6,204
2029	6,550
Thereafter	5
Total	$7,976,827
Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	December 31, 2024	December 31, 2023
Short-term funding
Federal funds purchased	$370,325	$220,160
Securities sold under agreements to repurchase	100,044	106,620
Federal funds purchased and securities sold under agreements to repurchase	$470,369	$326,780
Long-term funding
Corporation senior notes, at par	$300,000	$—
Corporation subordinated notes, at par	550,000	550,000
Discount and capitalized costs	(8,664)	(7,748)
Subordinated debt fair value hedge(a)	(3,996)	(1,366)
Finance leases	295	383
Total long-term funding	$837,635	$541,269
Total short and long-term funding, excluding FHLB advances	$1,308,004	$868,049
FHLB advances
Short-term FHLB advances	$1,250,000	$740,000
Long-term FHLB advances	611,551	1,209,907
FHLB advances fair value hedge(a)	(7,744)	(9,713)
Total FHLB advances	$1,853,807	$1,940,194

Total short and long-term funding	$3,161,811	$2,808,243
(a) For additional information on the fair value hedges, see Note 13.
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At December 31, 2024, the Corporation had pledged securities valued at 176% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
($ in thousands)	December 31, 2024	December 31, 2023
Repurchase agreements
Agency mortgage-related securities	$100,044	$106,620
Long-Term Funding
Senior Notes
In August 2024, the Corporation issued $300 million in aggregate principal amount of 6.455% Fixed Rate / Floating Rate Senior Notes Due August 29, 2030. Up to, but excluding, August 29, 2024, to, but excluding, August 29, 2029, the senior notes will have a fixed coupon interest rate of 6.455% per annum, payable semi-annually in arrears. During the period from, and including, August 29, 2029, to, but excluding, the maturity date, the senior notes will have a floating rate per annum equal to Compounded SOFR (as defined in the Global Note issued in connection with the senior notes) plus 3.030%, payable quarterly in arrears. Prior to August 29, 2029, the Corporation may, at its option, redeem the senior notes, in whole or in part, at any time and from time to time, by paying the aggregate principal amount of the notes to be redeemed plus a "make whole" premium plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. On August 29, 2029, the Corporation may redeem the senior notes, in whole, but not in part, by paying the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. At any time and from time to time on or after July 30, 2030 (30 days prior to the maturity date), the Corporation may redeem the senior notes in whole or in part by paying the aggregate principal amount of the senior notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. The senior notes were issued at a discount.
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
Finance Leases
Finance leases are used in conjunction with branch operations. See Note 6 for additional disclosure regarding the Corporation’s leases.
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by pledging qualifying collateral of the subsidiary bank (such as residential mortgage loans, residential mortgage loans held for sale, home equity loans, CRE loans, and investment securities). At December 31, 2024, the Corporation had $10.9 billion of total collateral capacity, primarily supported by pledged consumer and CRE loans and investment securities. At December 31, 2024, the FHLB advances had maturity or call dates ranging from 2025 through 2031, and had a weighted average interest rate of 3.77%, compared to 4.93% at December 31, 2023. The Corporation prepaid $600 million in long-term FHLB advances during the fourth quarter of 2024, incurring a prepayment fee of $14 million .

The table below summarizes the expected maturities of the Corporation’s long-term funding at December 31, 2024:

($ in thousands)	Long Term Funding
Year
2025	$648,841
2026	4,504
2027	510
2028	196,487
2029	3,235
Beyond 2029	587,865
Total long-term funding	$1,441,442
Note 9 Stockholders' Equity
Preferred Equity: In September 2018, the Corporation issued 4.0 million depositary shares, each representing a 1/40th interest in a share of the Corporation’s 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share. Dividends on the Series E Preferred Stock are payable quarterly in arrears only when, as and if declared by the Board of Directors at a rate per annum equal to 5.875%. Shares of the Series E Preferred Stock have priority over the Corporation’s common stock with regard to the payment of dividends and distributions upon liquidation, dissolution or winding up. As such, the Corporation may not pay dividends on or repurchase, redeem, or otherwise acquire for consideration shares of its common stock unless dividends for the Series E Preferred Stock have been declared for that period, and sufficient funds have been set aside to make payment. The Series E Preferred Stock may be redeemed by the Corporation at its option (i) either in whole or in part, from time to time, on any dividend payment date on or after the dividend payment date occurring on December 15, 2023, or (ii) in whole but not in part, at any time within 90 days following certain regulatory capital treatment events, in each case at a redemption price of $1,000 per share (equivalent to $25 per depositary share), plus any applicable dividends. Except in certain limited circumstances, the Series E Preferred Stock does not have any voting rights.
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
Common Stock Issuance: On November 18, 2024, the Corporation completed its underwritten public offering of 13.8 million shares of common stock at a price to the public of $25.00 per share. The net proceeds to the Company from the offering were $331 million, after deducting underwriting discounts, commissions, and offering expenses payable by the Corporation.
Subsidiary Equity: At December 31, 2024, subsidiary equity equaled $4.5 billion. See Note 18 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: In 2024, the Board of Directors did not approve any additional authorizations for the repurchase of the Corporation's common stock. During 2024, the Corporation repurchased 900,000 shares for $18 million (or an average cost per common share of $20.32), and did not repurchase any shares in 2023 under the share repurchase program.
As of December 31, 2024, $61 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. Any repurchase of shares under this authorization will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
The Corporation also repurchased shares in satisfaction of minimum tax withholding obligations in connection with settlements of equity compensation totaling $6 million (302,077 shares at an average cost per common share of $20.64) during 2024, compared to $7 million (297,564 shares at an average cost per common share of $22.16) during 2023.

Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 21 for a summary of the components of accumulated other comprehensive income (loss).
Note 10 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2020, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2020 Incentive Compensation Plan. As of December 31, 2024, approximately 5.2 million shares remained available for grant under the 2020 Plan.
The Corporation also issues restricted stock awards under the 2020 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend payment or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three years or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on one or more performance measures as selected by the Compensation & Benefits Committee in its discretion, and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards granted during 2023 and 2024 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2023 and 2024 will generally vest ratably over a period of four years.
The 2020 Plan provides that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of retirement eligible colleagues. See Note 1 for the Corporation’s accounting policy for stock-based compensation.
Accounting for Stock-Based Compensation
The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2020 Plan, expenses related to restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
A summary of the Corporation’s stock option activity for the year ended December 31, 2024 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2023	3,792	$21.25	4.26 years	$5,834
Exercised	1,923	20.06
Forfeited or expired	91	24.85
Outstanding at December 31, 2024	1,778	$22.36	3.41 years	$3,693
Options exercisable at December 31, 2024	1,778	$22.36	3.41 years	$3,693
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2024, 2023, and 2022, the intrinsic value of stock options exercised was $10 million, approximately $518,000, and $4 million, respectively. The total fair value of stock options that vested was approximately $489,000 for the year ended December 31, 2024, approximately $943,000 for the year ended December 31, 2023, and $2 million for the year ended December 31, 2022.

The following table summarizes information about the Corporation’s restricted stock activity for the year ended December 31, 2024:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	2,349	$21.20
Granted	837	20.76
Vested	790	23.64
Forfeited	87	21.96
Outstanding at December 31, 2024	2,310	$21.25
(a) In thousands

The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Expense for restricted stock awards of $19 million was recorded for the year ended December 31, 2024, $17 million for the year ended December 31, 2023, and $16 million for the year ended December 31, 2022. Included in compensation expense for 2024 was $5 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $18 million of unrecognized compensation costs related to restricted stock awards at December 31, 2024 that are expected to be recognized over the remaining requisite service periods that extend predominantly through the first quarter of 2028.
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
The funded status and amounts recognized on the 2024 and 2023 consolidated balance sheets for the RAP and Postretirement Plan were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in thousands)	2024	2024	2023	2023
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$453,457	$—	$407,405	$—
Actual return on plan assets	43,676	—	60,565	—
Employer contributions	—	183	—	171
Gross benefits paid	(18,163)	(183)	(14,513)	(171)
Fair value of plan assets at end of year(a)	$478,970	$—	$453,457	$—
Change in benefit obligation
Net benefit obligation at beginning of year	$211,353	$1,425	$208,315	$1,530
Service cost	3,027	—	3,189	—
Interest cost	11,173	73	10,887	78
Actuarial loss (gain)	5,975	729	3,475	(12)
Gross benefits paid	(18,163)	(183)	(14,513)	(171)
Net benefit obligation at end of year(a)	$213,365	$2,043	$211,353	$1,425
Funded (unfunded) status	$265,605	$(2,043)	$242,104	$(1,425)
Noncurrent assets	$265,605	$—	$242,104	$—
Current liabilities	—	(212)	—	(158)
Noncurrent liabilities	—	(1,832)	—	(1,267)
Asset (liability) recognized on the consolidated balance sheets	$265,605	$(2,043)	$242,104	$(1,425)
(a) The fair value of the plan assets represented 224% and 215% of the net benefit obligation of the pension plan at December 31, 2024 and 2023, respectively.

Amounts recognized in accumulated other comprehensive (income) loss, net of tax, were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in thousands)	2024	2024	2023	2023
Prior service cost	$(723)	$(252)	$(884)	$(308)
Net actuarial loss (gain)	24,758	267	27,089	(301)
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive (income) loss	$24,035	$15	$26,204	$(609)
Other changes in plan assets and benefit obligations recognized in OCI, net of tax were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
($ in thousands)	2024	2024	2023	2023
Net actuarial gain (loss)	$3,102	$(729)	$24,228	$12
Amortization of prior service cost	(215)	(75)	(250)	(75)
Amortization of actuarial loss (gain)	—	(28)	—	(29)
Income tax (expense) benefit	(718)	208	(6,327)	23
Total recognized in OCI	$2,169	$(624)	$17,650	$(68)
The components of net periodic pension cost for the RAP were as follows:

($ in thousands)	2024	2023	2022
Service cost	$3,027	$3,189	$3,670
Interest cost	11,173	10,887	7,152
Expected return on plan assets	(34,599)	(32,862)	(26,903)
Amortization of prior service cost	(215)	(250)	(250)
Amortization of actuarial loss	—	—	658
Total net periodic pension (income)	$(20,614)	$(19,037)	$(15,673)
The components of net periodic benefit cost for the Postretirement Plan were as follows:

($ in thousands)	2024	2023	2022
Interest cost	$73	$78	$53
Amortization of prior service cost	(75)	(75)	(75)
Amortization of actuarial (gain)	(28)	(29)	—
Total net periodic benefit (income)	$(31)	$(26)	$(22)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the line item other of noninterest expense on the consolidated statements of income. The service cost components are included in personnel on the consolidated statements of income.

	RAP	Postretirement Plan	RAP	Postretirement Plan
	2024	2024	2023	2023
Weighted average assumptions used to determine benefit obligations
Discount rate	5.40%	5.40%	5.40%	5.40%
Rate of increase in compensation levels	2.50%	N/A	2.50%	N/A
Interest crediting rate	3.81%	N/A	3.77%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	5.40%	5.40%	5.40%	5.40%
Rate of increase in compensation levels	2.50%	N/A	2.50%	N/A
Expected long-term rate of return on plan assets	7.40%	N/A	7.30%	N/A
The expected long-term (more than 20 years) rate of return was estimated using market benchmarks for equities and bonds applied to the RAP’s anticipated asset allocations. The expected return on equities was computed utilizing a valuation framework, which projected future returns based on current equity valuations rather than historical returns. The actual rates of return for the RAP assets were 10.16% and 15.80% for 2024 and 2023, respectively.
The RAP’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the RAP is to ensure there are sufficient assets to pay pension obligations when they come due while mitigating risks and providing prudent governance. The RAP has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, alternative securities 0 to 15%, and other cash equivalents 0 to 10%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the RAP as of the December 31, 2024 and 2023 measurement dates, respectively, by asset category were as follows:

Asset Category	2024	2023
Equity securities	55%	54%
Fixed-income securities	35%	34%
Group annuity contracts	8%	10%
Other	2%	2%
Total	100%	100%
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
Based on these inputs, the following tables summarize the fair value of the RAP’s investments:

		Fair Value Measurements Using
($ in thousands)	December 31, 2024	Level 1	Level 2	Level 3
RAP investments
Money market account	$7,892	$7,892	$—	$—
Common /collective trust funds	183,059	183,059	—	—
Mutual funds	247,602	247,602	—	—
Group annuity contract	40,416	—	—	40,416
Total RAP investments	$478,970	$438,554	$—	$40,416

		Fair Value Measurements Using
($ in thousands)	December 31, 2023	Level 1	Level 2	Level 3
RAP investments
Money market account	$10,040	$10,040	$—	$—
Common /collective trust funds	164,891	164,891	—	—
Mutual funds	234,840	234,840	—	—
Group annuity contract	43,687	—	—	43,687
Total RAP investments	$453,457	$409,771	$—	$43,687
The following presents a summary of the changes in the fair value of the RAP's Level 3 asset during the periods indicated.

Fair Value Reconciliation of Level 3 RAP Investments	2024	2023
Fair value of group annuity contract at beginning of period	$43,687	$40,939
Return on plan assets	(731)	5,313
Benefits paid	(2,539)	(2,565)
Fair value of group annuity contract at end of period	$40,416	$43,687
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions to the RAP during 2024 and 2023.

The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the RAP and Postretirement Plan at December 31, 2024, reflecting expected future services, were as follows:

($ in thousands)	RAP	Postretirement Plan
Estimated future benefit payments
2025	$22,579	$217
2026	21,689	213
2027	20,165	208
2028	20,135	203
2029	20,179	196
2030-2034	84,031	856
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. There are no remaining participants under age 65 in the Postretirement Plan. The actual change in 2024 health care premium rates for post-65 coverage was an increase of 35.72%. The health care trend rate assumption for post-65 coverage assumes a 6.00% rate of increase for 2025, declining to an ultimate trend rate of 5.00% by the year 2031.
The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $17 million, $16 million, and $15 million for 2024, 2023, and 2022, respectively.
Note 12 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Current
Federal	$38,353	$29,319	$58,982
State	9,436	5,283	22,092
Total current	47,789	34,602	81,074
Deferred
Federal	(30,701)	(8,371)	12,531
State	(5,775)	(3,135)	(97)
Total deferred	(36,475)	(11,506)	12,434
Total income tax expense	$11,314	$23,097	$93,508

Temporary differences between the amounts reported on the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. DTAs and liabilities, included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively, were as follows:

($ in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets
Allowance for loan losses	$89,295	$83,378
Allowance for other losses	9,840	8,933
Accrued liabilities	26,109	14,089
Deferred compensation	30,404	28,429
Federal tax credits carryforward	18,160	8,849
Benefit of state tax losses and credit carryforwards	4,187	9,068
Capital loss	29,325	—
Nonaccrual interest	1,269	901
Partnerships	37,781	2,365
Lease liability	8,881	6,785
Net unrealized losses on AFS securities	16,228	48,632
Net unrealized losses on pension and postretirement benefits	7,995	8,506
Other	3,353	9,403
Total deferred tax assets	$282,828	$229,338
Valuation allowance for deferred tax assets	(32,702)	—
Total deferred tax assets after valuation allowance	$250,126	$229,338

Deferred tax liabilities
Prepaid expenses	$83,251	$66,381
Goodwill	22,376	22,161
Mortgage banking activities	21,877	20,799
Deferred loan fee income	7,836	8,097
State deferred taxes	—	1,387
Lease financing	13,213	15,297
Bank premises and equipment	30,534	20,389
Purchase accounting	6,246	7,898
Basis difference from equity securities and other investments	3,104	7,593
Other	—	1,207
Total deferred tax liabilities	$188,437	$171,209
Net deferred tax assets	$61,689	$58,129
At December 31, 2024, the valuation allowance for DTAs was related to capital loss carryovers. The changes in the valuation allowance were as follows:

($ in thousands)	2024	2023
Valuation allowance for deferred tax assets, beginning of year	$—	$—
(Increase) in current year	(32,702)	—
Valuation allowance for deferred tax assets, end of year	$(32,702)	$—
At December 31, 2024, the Corporation had state net operating loss carryforwards of $117 million (of which $2 million was acquired from various acquisitions) that will begin expiring in 2025.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2024	2023	2022
Federal income tax rate at statutory rate	21.0%	21.0%	21.0%
Increases (decreases) resulting from:
Tax-exempt interest and dividends	(10.6)%	(7.4)%	(3.4)%
State income taxes (net of federal benefit)	2.2%	0.3%	4.2%
Bank owned life insurance	(2.1)%	(1.1)%	(0.5)%
Tax effect of tax credits and benefits, net of related expenses	(7.9)%	(4.7)%	(1.6)%
Net tax (benefit) from stock-based compensation	(0.2)%	—%	(0.2)%
Net tax (benefit) of portfolio reallocation and legal entity rationalization plan(a)	(25.7)%	—%	—%
Changes in valuation allowance	24.3%	—%	—%
FDIC premium	4.8%	3.0%	0.7%
Other nondeductible expenses	2.3%	—%	—%
Changes in unrecognized tax benefits	0.4%	—%	—%
Prior year return to provision	(0.5)%	—%	—%
Other	0.4%	0.1%	0.1%
Effective income tax rate	8.4%	11.2%	20.3%
(a) Related to the previously announced strategic reallocation of the investment portfolio and adoption of a legal entity rationalization plan in the second quarter of 2024.
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2024. If income taxes had been provided, the deferred tax liability would have been approximately $25 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2021 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was as follows:

($ in thousands)	2024	2023
Balance at beginning of year	$2,227	$2,233
Changes for tax positions related to prior years	83	(441)
Changes for tax positions related to current year	462	435
Balance at end of year	$2,772	$2,227
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line on the consolidated statements of income. Interest and penalty benefits, as well as accrued interest and penalties, were immaterial at both December 31, 2024 and 2023. At December 31, 2024 and 2023, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
Note 13 Derivative and Hedging Activities
The Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the values of which are determined by interest and currency rates as well as other economic conditions.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $81 million and $93 million of investment securities as collateral at December 31, 2024, and 2023, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was immaterial at December 31, 2024, compared to $5 million at December 31, 2023. See Note 17 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.

Fair Value Hedges
Fair value hedges of interest rate risk: The Corporation is exposed to changes in the fair value of its fixed-rate debt due to changes in benchmark interest rates. The Corporation uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rates. Interest rate swaps designated as fair value hedges involve receiving payment of fixed-rate amounts from a counterparty in exchange for the Corporation paying variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.
Fair value hedges of foreign currency exchange rate risk: The Corporation is exposed to changes in the fair value of its foreign currency denominated loans due to changes in foreign currency exchange rates. The Corporation uses foreign currency exchange forward contracts to manage its exposure to changes in fair value on these foreign currency denominated loans.
Cash Flow Hedges
The Corporation's objectives in using interest rate derivatives are to add stability to interest income and to manage its exposure to interest rate movements. To accomplish this objective, the Corporation uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve receiving fixed-rate amounts from a counterparty in exchange for the Corporation making variable-rate payments over the life of the agreements without the exchange of the underlying notional amount. These items, along with the net interest from the derivative, are reported in the same income statement line as the interest income from the floating-rate assets.
Non-Designated Hedges
Derivatives to Accommodate Customer Needs
Derivatives not designated as hedges may be used to manage the Corporation's exposure to interest or foreign exchange rate movements, or to provide a service to customers, but do not meet the requirements for hedge accounting under U.S. GAAP. Derivatives not designated as hedges are not entered into for speculative purposes. The Corporation executes interest rate swaps or forward currency exchange forwards with commercial lending customers to facilitate their respective risk management strategies. These derivative contracts with customers are simultaneously offset by derivative contracts that the Corporation executes with a third party, such that the Corporation minimizes its net risk exposure resulting from such transactions. As these interest rate swaps and foreign currency exchange forwards do not meet the hedge accounting requirements, changes in the fair value of both the customer swaps and the offsetting swaps are recognized directly in earnings in capital markets, net.
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
The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of December 31, 2024 and December 31, 2023. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2024 and December 31, 2023. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	December 31, 2024				December 31, 2023
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$1,950,000	$2,960	$1,150,000	$2,976	$2,300,000	$8,075	$550,000	$930
Foreign currency exchange forwards	127,518	2,457	216,665	563	231,566	632	189,212	2,946
Total designated as hedging instruments		5,418		3,539		8,707		3,876
Not designated as hedging instruments:
Interest rate-related and other instruments	3,858,867	88,541	6,992,894	170,928	3,603,513	111,623	6,528,471	195,662
Foreign currency exchange forwards	68,028	4,315	74,199	4,106	87,526	2,954	135,654	2,746
Mortgage banking(b)(c)	28,580	580	85,000	—	29,490	439	51,500	673
Total not designated as hedging instruments		93,436		175,034		115,016		199,082
Gross derivatives before netting		98,854		178,573		123,723		202,958
Less: Legally enforceable master netting agreements		12,667		12,667		18,234		18,234
Less: Cash collateral pledged/received		35,190		250		35,855		—
Total derivative instruments, after netting		$50,997		$165,656		$69,634		$184,724
(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps with an effective date ranging from February 1, 2025 to March 1, 2025. The asset notional amount and fair value on such swaps were $100 million and approximately $333,000, respectively. The liability notional amount and fair value on such swaps were $300 million and $1 million, respectively.
(b) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments.
(c) At December 31, 2024, the mortgage derivative asset included approximately $254,000 of forward commitments fair value.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	December 31, 2024		December 31, 2023
Other long-term funding	$(296,004)	$3,996	$(548,634)	$1,366
FHLB Advances	(592,256)	7,744	(590,287)	9,713
Total	$(888,260)	$11,740	$(1,138,921)	$11,079
(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At December 31, 2024 and 2023, the carrying amount excluded for foreign currency denominated loans was $344 million and $421 million, respectively.

The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At December 31, 2024, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $219 million and is included in loans on the consolidated balance sheets. This amount includes approximately $839,000 of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2024		2023			2022
($ in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense	Loss on Mortgage Portfolio Sale	Interest Income	Interest Expense
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(16,695)	$19,189	$(14,176)	$17,536	$(125)	$(263)	$334
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(217)	(661)	(245)	5,084	(125)	(529)	(16,163)
Derivatives designated as hedging instruments(a)	(16,478)	19,850	(13,930)	12,451	—	266	16,497
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	For the Years Ended December 31,
	2024	2023	2022
($ in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of fair value hedges are recorded	$(3)	$—	$(9)
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	(31,226)	9,322	(26,686)
Derivatives designated as hedging instruments	31,223	(9,322)	26,677
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) income recognized in OCI on cash flow hedge derivative(a)	$(21,537)	$(13,254)	$3,626
Amount of loss (gain) reclassified from accumulated other comprehensive income (loss) into interest income(a)	16,478	13,930	(266)

(a) The entirety of gains (losses) recognized in OCI as well as those reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $1 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to December 31, 2024. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 36 months as of December 31, 2024.

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Years Ended December 31,
($ in thousands)		2024	2023	2022
Derivative Instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(133)	$392	$515
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(6,531)	(1,096)	(12,622)
Foreign currency exchange forwards	Capital markets, net	(371)	1,670	203
Commodity contracts	Capital markets, net	—	—	(16)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(113)	353	(2,531)
Forward commitments (mortgage)	Mortgage banking, net	927	(627)	(123)
Note 14 Balance Sheet Offsetting
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
The Corporation uses master netting agreements to mitigate counterparty credit risk in these transactions, including derivative contracts. A master netting agreement is a single agreement with a counterparty that permits multiple transactions governed by that agreement to be terminated or accelerated and settled through a single payment in a single currency in the event of a default (e.g., bankruptcy, failure to make a required payment or securities transfer, or failure to deliver collateral or margin when due).
Typical master netting agreements for these types of transactions also often contain a collateral/margin agreement that provides for a security interest in, or title transfer of, securities or cash collateral/margin to the party that has the right to demand margin (the "demanding party"). The collateral/margin agreement typically requires a party to transfer collateral/margin to the demanding party with a value equal to the amount of the margin deficit on a net basis across all transactions governed by the master netting agreement, less any threshold. The collateral/margin agreement grants to the demanding party, upon default by the counterparty, the right to offset any amounts payable by the counterparty against any posted collateral or the cash equivalent of any posted collateral/margin. It also grants to the demanding party the right to liquidate collateral/margin and to apply the proceeds to an amount payable by the counterparty.
See Note 13 for additional information on the Corporation’s derivative and hedging activities.
The following tables present the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)	Gross Amounts Recognized	Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
December 31, 2024	$79,807	$(12,667)	$(35,190)	$31,950	$(31,950)	$—
December 31, 2023	87,075	(18,234)	(35,855)	32,985	(32,985)	—

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)	Gross Amounts Recognized	Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
December 31, 2024	$14,369	$(12,667)	$(250)	$1,452	$—	$1,452
December 31, 2023	18,767	(18,234)	—	533	—	533

Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 13). The following is a summary of lending-related commitments:

($ in thousands)	December 31, 2024	December 31, 2023
Commitments to extend credit, excluding commitments to originate residential mortgage loans held for sale(a)(b)	$11,173,438	$11,170,147
Commercial letters of credit(a)	875	3,697
Standby letters of credit(c)	253,709	212,029
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at December 31, 2024 or 2023.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 13.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $3 million and $2 million at December 31, 2024 and 2023, respectively, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023
Allowance for unfunded commitments
Balance at beginning of period	$34,776	$38,776
Provision for unfunded commitments	4,000	(4,000)
Balance at end of period	$38,776	$34,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation, and deferral or elimination of capital gain recognition for tax purposes. The aggregate carrying value of these investments at December 31, 2024, was $205 million, compared to $219 million at December 31, 2023, included in tax credit and other investments on the consolidated balance sheets.
Under the proportional amortization method, the Corporation amortizes the initial cost of qualified, eligible investments in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified, eligible investments of $35 million, $34 million, and $34 million during the years ended December 31, 2024, 2023, and 2022, respectively. The Corporation's remaining investment in qualified, eligible investments accounted for under the proportional amortization method totaled $203 million at December 31, 2024 and $215 million at December 31, 2023.
The Corporation’s unfunded equity contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded equity contributions totaled $30 million and $27 million at December 31, 2024 and 2023, respectively. Additionally, at December 31, 2024, the Corporation also invests in a private loan fund, recorded in equity securities on the consolidated balance sheets, which has a remaining unfunded equity contribution of $3 million.
During the years ended December 31, 2024, 2023 and 2022, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The Corporation also invests in loan pools that support CRA loans. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $54 million and $40 million at December 31, 2024 and 2023, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $3 million and $5 million for the years ended December 31, 2024 and 2023, respectively. There were no loss reimbursement and settlement claims paid for the years ended December 31, 2024, or 2023. Make whole requests since January 1, 2023 generally arose from loans originated since January 1, 2021 with such balances totaling $4.4 billion at the time of sale, consisting primarily of loans sold to GSEs. As of December 31, 2024, $2.6 billion of those loans originated since January 1, 2021 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $553,000 at December 31, 2024 and approximately $835,000 at December 31, 2023.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2024 and December 31, 2023, there were $14 million and $15 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At December 31, 2024 and December 31, 2023, there were $134 million and $16 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.

Note 16 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
Balance Sheets

	December 31,
($ in thousands)	2024	2023
Assets
Cash and due from banks	$36,158	$22,473
Interest-bearing deposits in other financial institutions	212,943	20,428
Notes and interest receivable from subsidiaries	710,126	562,640
Investments in and receivable due from subsidiaries	4,455,525	4,080,536
Other assets	57,649	48,589
Total assets	$5,472,402	$4,734,666
Liabilities and Stockholders' Equity
Senior notes, at par	$300,000	$—
Subordinated notes, at par	550,000	550,000
Long-term funding capitalized costs and fair value hedge liability	(12,660)	(9,114)
Total long-term funding	837,340	540,886
Accrued expenses and other liabilities	29,500	19,807
Total liabilities	866,841	560,693
Preferred equity	194,112	194,112
Common equity	4,411,450	3,979,861
Total stockholders’ equity	4,605,562	4,173,973
Total liabilities and stockholders’ equity	$5,472,402	$4,734,666
Statements of Income

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Income
Income from subsidiaries	$129,224	$192,559	$373,581
Interest income on notes receivable from subsidiaries	42,834	30,363	5,632
Other income	1,310	1,175	1,262
Total income	173,368	224,097	380,475
Expense
Interest expense on short and long-term funding	45,781	36,081	10,655
Other expense	6,727	7,352	6,118
Total expense	52,508	43,434	16,772
Income before income tax expense	120,860	180,663	363,702
Income tax (benefit)	(2,286)	(2,292)	(2,420)
Net income	123,145	182,956	366,122
Preferred stock dividends	11,500	11,500	11,500
Net income available to common equity	$111,645	$171,456	$354,622

Statements of Cash Flows

	For the Years Ended December 31,
($ in thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$123,145	$182,956	$366,122
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in equity in undistributed net income (loss) of subsidiaries	55,776	107,441	(343,582)
Net change in other assets and accrued expenses and other liabilities	12,059	(35,863)	14,159
Net cash provided by operating activities	190,980	254,534	36,699
Cash Flows from Investing Activities
Net (increase) in investment in subsidiary	(331,023)	—	—
Net (increase) decrease in notes receivable from subsidiaries	(145,000)	(385,000)	115,000
Net cash (used in) provided by investing activities	(476,023)	(385,000)	115,000
Cash Flows from Financing Activities
Net (decrease) in commercial paper	—	(20,798)	(13,932)
Proceeds from issuance of long-term funding	297,864	292,740	—
Proceeds from issuance of common stock	331,023	—	—
Proceeds from issuance of common stock for stock-based compensation plans	37,576	4,297	11,061
Purchase of treasury stock, open market purchases	(18,289)	—	—
Purchase of treasury stock, stock-based compensation plans	(6,234)	(6,593)	(6,480)
Cash dividends on common stock	(139,197)	(129,534)	(123,137)
Cash dividends on preferred stock	(11,500)	(11,500)	(11,500)
Other	—	—	(938)
Net cash provided by (used in) financing activities	491,243	128,612	(144,928)
Net increase (decrease) in cash and cash equivalents	206,200	(1,854)	6,771
Cash and cash equivalents at beginning of year	42,901	44,755	37,984
Cash and cash equivalents at end of year	$249,101	$42,901	$44,755
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
AFS Investment Securities: Where quoted prices are available in an active market, investment securities are classified in Level 1 of the fair value hierarchy. If quoted market prices are not available for the specific security, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows, with consideration given to the nature of the quote and the relationship of recently evidenced market activity to the fair value estimate, and are classified in Level 2 of the fair value hierarchy. Lastly, in certain cases where there is limited activity or less transparency around inputs to the estimated fair value, securities are classified within Level 3 of the fair value hierarchy. To validate the fair value estimates, assumptions, and controls, the Corporation looks to transactions for similar instruments and utilizes independent pricing provided by third party vendors or brokers and relevant market indices. While none of these sources are solely indicative of fair value, they serve as directional indicators for the appropriateness of the Corporation’s fair value estimates. The Corporation has determined that the fair value measures of its AFS investment securities are classified predominantly within Level 2 of the fair value hierarchy. See Note 2 for additional disclosure regarding the Corporation’s AFS investment securities.
Equity Securities with Readily Determinable Fair Values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. Since quoted prices for the Corporation's equity securities are readily available in an active market, they are classified within Level 1 of the fair value hierarchy. See Note 2 for additional disclosure regarding the Corporation’s equity securities.

Residential Loans Held For Sale: Residential loans held for sale, which consist generally of current production of certain fixed-rate, first-lien residential mortgage loans, are carried at estimated fair value. As of December 31, 2024, this balance also includes residential mortgages included in the mortgage portfolio sale as part of the balance sheet repositioning announced in the fourth quarter of 2024. Management has elected the fair value option to account for all newly originated mortgage loans held for sale, which results in the financial impact of changing market conditions being reflected currently in earnings as opposed to being dependent upon the timing of sales. Therefore, the continually adjusted values better reflect the price the Corporation expects to receive from the sale of such loans. The estimated fair value is based on what secondary markets are currently offering for portfolios with similar characteristics, which the Corporation classifies as a Level 2 fair value measurement.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2024 and 2023, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments for interest rate-related instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments for interest rate-related instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2024, the Corporation utilized the following valuation techniques and significant unobservable inputs:
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
MSRs are not traded in active markets. A cash flow model is used to determine fair value. Key assumptions and estimates, including projected prepayment speeds, assumed servicing costs, ancillary income, costs to service delinquent loans, costs of foreclosure, and discount rates with option-adjusted spreads, used by this model are based on current market sources. Assumptions used to value MSRs are considered significant unobservable inputs. A separate third-party model is used to estimate prepayment speeds based on interest rates, housing turnover rates, estimated loan curtailment, anticipated defaults, and other relevant factors. Fair value estimates from outside sources are received periodically to corroborate the results of the valuation model. Due to the nature of the valuation inputs, MSRs are classified within Level 3 of the fair value hierarchy. See Note 4 for additional disclosure regarding the Corporation’s MSRs.

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

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$544,059	$544,059	$544,059	$—	$—
Interest-bearing deposits in other financial institutions	453,590	453,590	453,590	—	—
Federal funds sold and securities purchased under agreements to resell	21,955	21,955	21,955	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	3,005	3,005	—	3,005	—
Residential mortgage-related securities:
FNMA / FHLMC	110,928	110,928	—	110,928	—
GNMA	4,227,727	4,227,727	—	4,227,727	—
Commercial mortgage-related securities:
FNMA / FHLMC	17,000	17,000	—	17,000	—
GNMA	111,475	111,475	—	111,475	—
Asset backed securities:
FFELP	107,839	107,839	—	107,839	—
SBA	471	471	—	471	—
Other debt securities	2,989	2,989	—	2,989	—
Total AFS investment securities	4,581,434	4,581,434	—	4,581,434	—
HTM investment securities:
U.S. Treasury securities	1,000	999	999	—	—
Obligations of state and political subdivisions (municipal securities), net	1,659,662	1,486,582	—	1,486,582	—
Residential mortgage-related securities:
FNMA / FHLMC	885,476	721,946	—	721,946	—
GNMA	43,693	39,927	—	39,927	—
Private-label	324,182	266,353	—	266,353	—
Commercial mortgage-related securities:
FNMA / FHLMC	772,456	623,595	—	623,595	—
GNMA	52,219	46,032	—	46,032	—
Total HTM investment securities, net	3,738,687	3,185,434	999	3,184,435	—
Equity securities:
Equity securities	10,742	10,742	10,670	—	72
Equity securities at NAV	12,500	12,500
Total equity securities	23,242	23,242

FHLB and Federal Reserve Bank stocks	179,665	179,665	—	179,665	—
Residential loans held for sale	646,687	646,687	—	646,687	—
Commercial loans held for sale	32,634	32,634	—	32,634	—
Loans, net	29,373,557	28,327,115	—	—	28,327,115
Bank and corporate owned life insurance	689,000	689,000	—	689,000	—
Mortgage servicing rights, net	87,683	87,683	—	—	87,683
Interest rate-related instruments designated as hedging instruments(a)	2,960	2,960	—	2,960	—
Foreign currency exchange forwards designated as hedging instruments(a)	2,457	2,457	—	2,457	—
Interest rate-related and other instruments not designated as hedging instruments(a)	88,541	88,541	—	88,541	—
Foreign currency exchange forwards not designated as hedging instruments(a)	4,315	4,315	—	4,315	—
Interest rate lock commitments to originate residential mortgage loans held for sale	327	327	—	—	327
Forward commitments to sell residential mortgage loans	254	254	—	—	254
Total selected assets at fair value	$40,471,048	$38,871,352	$1,031,273	$9,412,129	$28,415,450
(a) Figures are presented gross before netting. See Note 13 and Note 14 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	December 31, 2024
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$5,775,657	$5,775,657	$—	$—	$5,775,657
Savings	5,133,295	5,133,295	—	—	5,133,295
Interest-bearing demand	9,124,741	9,124,741	—	—	9,124,741
Money market	6,637,915	6,637,915	—	—	6,637,915
Brokered CDs(a)	4,276,309	4,276,309	—	4,276,309	—
Other time deposits(a)	3,700,518	3,700,518	—	3,700,518	—
Total deposits	34,648,434	34,648,434	—	7,976,827	26,671,607

Federal funds purchased and securities sold under agreements to repurchase	470,369	470,370	—	470,370	—
FHLB advances	1,853,807	1,852,685	—	1,852,685	—
Other long-term funding	837,635	823,991	—	823,991	—
Standby letters of credit(b)	2,546	2,546	—	2,546	—
Interest rate-related instruments designated as hedging instruments(c)	2,976	2,976	—	2,976	—
Foreign currency exchange forwards designated as hedging instruments(c)	563	563	—	563	—
Interest rate-related and other instruments not designated as hedging instruments(c)	170,928	170,928	—	170,928	—
Foreign currency exchange forwards not designated as hedging instruments(c)	4,106	4,106	—	4,106	—
Total selected liabilities at fair value	$37,991,364	$37,976,599	$—	$11,304,992	$26,671,607

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $254 million at December 31, 2024. See Note 15 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(c) Figures are presented gross before netting. See Note 13 and Note 14 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	December 31, 2023
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
(a) Figures are presented gross before netting. See Note 13 and Note 14 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	December 31, 2023
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
(c) Figures are presented gross before netting. See Note 13 and Note 14 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2022	$86	$46	$40
New production	6,557	(1,816)	8,373
Closed loans / settlements	(4,171)	2,494	(6,665)
Other	(2,033)	(51)	(1,982)
Change in mortgage derivative	352	627	(274)
Balance December 31, 2023	$439	$673	$(234)
New production	$11,771	$(4,000)	$15,771
Closed loans / settlements	(8,816)	3,512	(12,328)
Other	(3,068)	(438)	(2,630)
Change in mortgage derivative	(113)	(927)	814
Balance December 31, 2024	$327	$(254)	$580
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
For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2024, the Corporation utilized the following valuation techniques and significant unobservable inputs:

Individually Evaluated Loans: The Corporation individually evaluates loans when a commercial loan relationship over $500,000 is in nonaccrual status or, prior to 2023, when a commercial or consumer loan relationship had its terms restructured in a TDR or when a loan met the Corporation's definition of a probable TDR. On January 1, 2023, the Corporation adopted ASU 2022-02 prospectively. As a result, loans that were restructured prior to adoption are no longer considered TDRs and are not individually evaluated. See Note 3 for additional information regarding the Corporation’s individually evaluated loans.
Equity Securities Without Readily Determinable Fair Values: The Corporation measures equity securities without readily determinable fair values at cost less impairment (if any), plus or minus observable price changes from an identical or similar investment of the same issuer, with such changes recognized in earnings. Included in equity securities without readily determinable fair values were Visa Class B restricted shares carried at fair value, of which the Corporation sold all remaining shares during the first quarter of 2024.
In its determination of the new carrying values upon observable price changes, the Corporation will adjust the prices if deemed necessary to arrive at the Corporation's estimated fair values. Such adjustments may include adjustments to reflect the different rights and obligations of similar securities and other adjustments. See Note 2 for additional disclosure regarding the Corporation’s equity securities without readily determinable fair values.
The following table presents a rollforward of the fair value of Level 3 equity securities that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes:

($ in thousands)
Fair value as of December 31, 2022	$19,225
Gains recognized in investment securities gains, net	5,861
Purchases	11
Sales	(329)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	$4,054
Purchases	22
Sales	(28,772)
Fair value as of December 31, 2024	$72
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
December 31, 2024
Assets
Individually evaluated loans	Level 3	$31,483	Provision for credit losses	$17,454
OREO(b)	Level 2	276	Other noninterest expense / provision for credit losses(c)	1,067

December 31, 2023
Assets
Individually evaluated loans	Level 3	$47,221	Provision for credit losses	$45,709
OREO(b)	Level 2	3,139	Other noninterest expense / provision for credit losses(c)	2,532
Equity securities without readily determinable fair values	Level 3	24,671	Investment securities gains (losses), net	5,785
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

December 31, 2024	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	4%
Individually evaluated loans	Appraisals / discounted cash flow	Collateral / discount factor	—%	-	77%	61%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	55%	-	100%	92%

Note 18 Regulatory Matters
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and CET1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2024 and 2023, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.
As of December 31, 2024 and 2023, the most recent notifications from the OCC and the FDIC categorized the subsidiary bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2024 or 2023.

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions(a)
($ in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31 , 2024
Associated Banc-Corp
Total capital	$4,282,597	12.61%	$2,716,014	≥	8.00%
Tier 1 capital	3,590,948	10.58%	2,037,010	≥	6.00%
CET1	3,396,836	10.01%	1,527,758	≥	4.50%
Leverage	3,590,948	8.73%	1,644,627	≥	4.00%
Associated Bank, N.A.
Total capital	$4,078,042	12.03%	$2,710,815	≥	8.00%	$3,388,519	≥	10.00%
Tier 1 capital	3,425,721	10.11%	2,033,111	≥	6.00%	2,710,815	≥	8.00%
CET1	3,425,721	10.11%	1,524,833	≥	4.50%	2,202,537	≥	6.50%
Leverage	3,425,721	8.34%	1,642,484	≥	4.00%	2,053,105	≥	5.00%
As of December 31 , 2023
Associated Banc-Corp
Total capital	$3,997,205	12.21%	$2,618,596	≥	8.00%
Tier 1 capital	3,269,050	9.99%	1,963,947	≥	6.00%
CET1	3,074,938	9.39%	1,472,960	≥	4.50%
Leverage	3,269,050	8.06%	1,622,053	≥	4.00%
Associated Bank, N.A.
Total capital	$3,803,052	11.64%	$2,614,469	≥	8.00%	$3,268,086	≥	10.00%
Tier 1 capital	3,167,182	9.69%	1,960,852	≥	6.00%	2,614,469	≥	8.00%
CET1	3,167,182	9.69%	1,470,639	≥	4.50%	2,124,256	≥	6.50%
Leverage	3,167,182	7.82%	1,620,970	≥	4.00%	2,026,212	≥	5.00%
(a) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 19 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Net income	$123,145	$182,956	$366,122
Preferred stock dividends	(11,500)	(11,500)	(11,500)
Net income available to common equity	$111,645	$171,456	$354,622
Common shareholder dividends	$(138,508)	$(128,748)	$(122,417)
Unvested share-based payment awards	(689)	(785)	(720)
Undistributed earnings	$(27,552)	$41,922	$231,485
Undistributed earnings allocated to common shareholders	$(27,552)	$41,675	$229,995
Undistributed earnings allocated to unvested share-based payment awards	—	247	1,490
Undistributed earnings	$(27,552)	$41,922	$231,485
Basic
Distributed earnings to common shareholders	$138,508	$128,748	$122,417
Undistributed earnings allocated to common shareholders	(27,552)	41,675	229,995
Total common shareholders earnings, basic	$110,956	$170,424	$352,412
Diluted
Distributed earnings to common shareholders	$138,508	$128,748	$122,417
Undistributed earnings allocated to common shareholders	(27,552)	41,675	229,995
Total common shareholders earnings, diluted	$110,956	$170,424	$352,412
Weighted average common shares outstanding	151,933	149,968	149,162
Effect of dilutive common stock awards	1,415	892	1,334
Diluted weighted average common shares outstanding	153,347	150,860	150,496
Basic earnings per common share	$0.73	$1.14	$2.36
Diluted earnings per common share	$0.72	$1.13	$2.34
Excluded from the earnings per common share calculation were 2 million anti-dilutive common stock options for the year ended December 31, 2024, and 3 million and 2 million anti-dilutive common stock options were excluded from the earnings per share calculations for the years ended December 31, 2023 and 2022, respectively.
Note 20 Segment Reporting
The Corporation is managed through operating segments based on our internal structure and management process, which is how we assess performance and allocate resources to the segments. Certain operating segments have been aggregated into our three reportable segments where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. A description of the products and services and the related customers for each reportable segment is as follows:
Corporate and Commercial Specialty: The Corporate and Commercial Specialty segment serves a wide range of customers including larger businesses, developers, not-for-profits, municipalities, and financial institutions by providing lending and deposit solutions as well as the support to deliver, fund, and manage such banking solutions. Within this segment we provide the following products and services: (1) lending solutions, such as commercial loans and lines of credit, CRE financing, construction loans, letters of credit, leasing, ABL & equipment finance, and, for our larger clients, loan syndications; (2) deposit and cash management solutions such as commercial checking and interest-bearing deposit products, cash vault and night depository services, liquidity solutions, payables and receivables solutions, and information services; and (3) specialized financial services such as interest rate risk management, and foreign exchange solutions.
Community, Consumer and Business: The Community, Consumer and Business segment serves individuals and businesses by providing lending and deposit solutions and a variety of investment, fiduciary, and retirement planning products and services. Within this segment we provide the following products and services: (1) lending solutions such as residential mortgages, home equity loans and lines of credit, personal and installment loans, auto finance loans, business loans, and business lines of credit; (2) deposit and transactional solutions such as checking, credit and debit cards, online banking and bill pay, and money transfer services; (3) fiduciary services such as administration of pension, profit-sharing and other employee benefit plans, fiduciary and corporate agency services, and institutional asset management; and (4) investable funds solutions such as savings; money market deposit accounts; IRA accounts; CDs; fixed and variable annuities; full-service, discount and online investment brokerage; investment advisory services; and trust and investment management accounts.
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
Effective during the fourth quarter of 2024, the Corporation made the change to move the private wealth operating segment from the Corporate and Commercial Specialty segment to the Community, Consumer and Business segment given its continued alignment with the products, services, and customers of that segment. This impacted the composition of the reportable segments and the Corporation has recast the impacted items of reportable segment information for the earlier presented periods.
The financial information of the Corporation’s segments disclosed below has been compiled utilizing the accounting policies described in Note 1, with certain exceptions based on internal management accounting policies. The significant exceptions are as follows:
The Corporation allocates certain net interest income, the provision for credit losses, certain noninterest expenses, and income taxes to each operating segment. Allocation methodologies are subject to periodic adjustment as the internal management accounting system is revised, the interest rate environment evolves, and business or product lines within the segments change. Also, because the development and application of these methodologies is a dynamic process, the financial results presented may be periodically reviewed. There were no significant changes in the current year to the methods for allocations to the segments from the prior periods.
The Corporation allocates certain net interest income using an internal FTP methodology that charges users of funds (assets, primarily loans) and credits providers of funds (liabilities, primarily deposits) based on the maturity, prepayment, and/or re-pricing characteristics of the assets and liabilities. This allocation is reflected as net intersegment interest income (expense) in the accompanying tables.
The provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using methodologies described in Note 1.
The net effect of the above allocations is recorded within the Risk Management and Shared Services segment to ensure consolidated totals reflect the Corporation's consolidated financial information.
Indirect expenses incurred by certain centralized support areas (including facilities, information technology services and applications, management expenses, and FDIC expense) are allocated to segments based on actual usage (for example, volume measurements or FTEs) and other criteria. Certain types of administrative expense and bank-wide expense accruals (including, when applicable, amortization of CDIs and other intangible assets associated with acquisitions, acquisition-related costs, and asset gains on disposed business units) are generally not allocated and remain in the Risk Management and Shared Services segment. This allocation is reflected as allocated indirect expense in the accompanying tables.
Income tax expense (benefit) is allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses.

Financial information about the Corporation’s segments is presented below:

	As of and for the Year Ended December 31, 2024
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$976,878	$247,791	$(177,421)	$1,047,248
Net intersegment interest (expense) income	(429,917)	579,587	(149,670)	—
Net interest income (expense)	546,961	827,378	(327,091)	1,047,248
Noninterest income (expense)	53,435	198,485	(261,327)	(9,407)
Total income (expense) before provision	600,396	1,025,863	(588,418)	1,037,841
Provision for credit losses	66,390	24,759	(6,163)	84,986
Total income (expense) after provision	534,006	1,001,104	(582,255)	952,855
Noninterest expense
Personnel	79,853	232,787	175,316	487,956
Technology(b)	2,594	47,241	57,728	107,563
Occupancy(b)	—	61	54,561	54,622
Business development and advertising	3,543	3,169	21,430	28,142
Equipment(b)	2	5,930	12,499	18,431
Legal and professional	825	1,978	18,798	21,601
Loan and foreclosure costs	1,100	5,018	2,353	8,471
FDIC assessment	—	—	38,439	38,439
Other intangible amortization	—	—	8,811	8,811
Loss on prepayments of FHLB advances	—	—	14,243	14,243
Other noninterest expense (income)	3,338	27,921	(1,141)	30,118
Allocated indirect expense (income)	88,036	205,979	(294,015)	—
Total noninterest expense	179,291	530,084	109,022	818,397
Net income (loss) before income taxes	354,715	471,020	(691,277)	134,459
Income tax expense (benefit)	64,346	97,460	(150,492)	11,314
Net income (loss)	$290,369	$373,560	$(540,785)	$123,145

Loans	$16,959,921	$12,318,648	$490,017	$29,768,586
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	17,794,372	13,892,891	11,335,805	43,023,068
(a) Unusual items including a $130 million loss on mortgage portfolio sale and a $148 million loss on investment securities as a result of the balance sheet repositioning announced in the fourth quarter of 2024 are included within the noninterest income (expense) caption.
(b) A portion of total depreciation expense of approximately $242,000, $10 million, and $39 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the Year Ended December 31, 2023
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$933,929	$309,291	$(203,647)	$1,039,573
Net intersegment interest (expense) income	(432,073)	487,897	(55,824)	—
Net interest income (expense)	501,856	797,188	(259,471)	1,039,573
Noninterest income (expense)	51,905	193,948	(182,671)	63,182
Total income (expense) before provision	553,761	991,136	(442,142)	1,102,756
Provision for credit losses	54,302	29,757	(1,038)	83,021
Total income (expense) after provision	499,459	961,379	(441,104)	1,019,734
Noninterest expense
Personnel	71,688	236,385	160,282	468,355
Technology(b)	2,931	44,661	54,426	102,018
Occupancy(b)	—	95	57,109	57,204
Business development and advertising	4,042	4,001	20,362	28,405
Equipment(b)	1	5,770	13,892	19,663
Legal and professional	1,359	1,933	16,619	19,911
Loan and foreclosure costs	877	3,065	1,466	5,408
FDIC assessment	—	—	67,072	67,072
Other intangible amortization	—	—	8,811	8,811
Other noninterest expense	3,501	29,800	3,534	36,837
Allocated indirect expense (income)	83,190	191,613	(274,803)	—
Total noninterest expense	167,589	517,323	128,770	813,682
Net income (loss) before income taxes	331,870	444,056	(569,873)	206,052
Income tax expense (benefit)	59,143	91,770	(127,816)	23,097
Net income (loss)	$272,727	$352,286	$(442,057)	$182,956

Loans	$16,045,897	$12,642,123	$528,198	29,216,218
Allocated goodwill	525,836	$579,156	—	1,104,992
Total assets	16,897,021	13,453,475	10,665,359	41,015,855
(a) Unusual items including a $136 million loss on mortgage portfolio sale and a $65 million loss on investment securities as a result of the balance sheet repositioning announced in the fourth quarter of 2023 are included within the noninterest income (expense) caption and a $31 million FDIC special assessment is included in the FDIC assessment caption.
(b) A portion of total depreciation expense of approximately $164,000, $8 million, and $39 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the Year Ended December 31, 2022
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income	$526,870	$362,420	$68,031	$957,321
Net intersegment interest (expense) income	(118,059)	190,862	(72,803)	—
Net interest income (expense)	408,811	553,282	(4,772)	957,321
Noninterest income	58,938	205,660	17,772	282,370
Total income before provision	467,749	758,942	12,999	1,239,691
Provision for credit losses	47,939	22,359	(37,300)	32,998
Total income after provision	419,810	736,583	50,299	1,206,693
Noninterest expense
Personnel	71,043	238,962	144,096	454,101
Technology(a)	3,029	33,330	54,341	90,700
Occupancy(a)	—	82	59,712	59,794
Business development and advertising	3,703	3,428	18,394	25,525
Equipment(a)	1	5,365	14,266	19,632
Legal and professional	1,025	4,209	13,016	18,250
Loan and foreclosure costs	528	4,308	1,089	5,925
FDIC assessment	—	—	22,650	22,650
Other intangible amortization	—	—	8,811	8,811
Other noninterest expense	3,350	31,720	6,605	41,675
Allocated indirect expense (income)	73,548	173,645	(247,193)	—
Total noninterest expense	156,227	495,049	95,787	747,063
Net income (loss) before income taxes	263,583	241,534	(45,488)	459,630
Income tax expense (benefit)	47,440	49,347	(3,279)	93,508
Net income (loss)	$216,143	$192,187	$(42,209)	$366,122

Loans	$17,083,254	$11,231,404	$484,911	$28,799,569
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	17,909,477	12,073,694	9,422,556	39,405,727
(a) A portion of total depreciation expense of approximately $15,000, $4 million, and $41 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.
Expenses included within the other noninterest expense line of the segment information above relate to the remaining segment expenses including office expense and card issuance costs. None of the individual expense categories rise to the level of significance for the segment; however, they are utilized in determining the profit or loss measure for each segment.
The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to U.S. GAAP. As a result, reportable segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, the information presented is not indicative of how the segments would perform if they operated as independent entities.
The chief operating decision maker for each of the segments is the President and Chief Executive Officer of the Corporation. For the Corporate and Commercial Specialty and Community, Consumer and Business segments, the chief operating decision maker utilizes net interest income, net income and average total loans and deposits in allocating resources for each segment predominantly in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis for both profit measures when making decisions about allocating capital and personnel to the segments. Based on the reviews of these two segments and other company-wide initiatives, the chief operating decision maker is informed about allocation of resources to the Risk Management and Shared Services segment.

Note 21 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss), including changes during the years presented as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$(5,266)	$—	$(5,051)	$(10,317)
Other comprehensive (loss) before reclassifications	(250,273)	—	(51,745)	(302,018)
Unrealized (losses) on AFS securities transferred to HTM securities	(67,604)	—	—	(67,604)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	1,922	—	—	1,922
HTM investment securities, net, at amortized cost(a)	9,870	—	—	9,870
Other assets / accrued expenses and other liabilities	—	3,626	—	3,626
Interest income	—	(212)	—	(212)
Personnel expense	—	—	(325)	(325)
Other expense	—	—	658	658
Income tax benefit (expense)	78,159	(54)	13,495	91,601
Net other comprehensive (loss) income during period	(227,926)	3,360	(37,917)	(262,483)
Balance, December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive income before reclassifications	$41,145	$—	$24,091	$65,236
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	64,940	—	—	64,940
HTM investment securities, net, at amortized cost(a)	9,025	—	—	9,025
Other assets / accrued expenses and other liabilities	—	(13,254)	—	(13,254)
Interest income	—	13,930	—	13,930
Personnel expense	—	—	(326)	(326)
Other expense	—	—	(29)	(29)
Income tax (expense)	(30,560)	(956)	(6,304)	(37,820)
Net other comprehensive income (loss) during period	84,550	(280)	17,432	101,703
Balance, December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive (loss) income before reclassifications	$(23,978)	$—	$2,210	$(21,768)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	148,380	—	—	148,380
HTM investment securities, net, at amortized cost(a)	8,360	—	—	8,360
Other assets / accrued expenses and other liabilities	—	(21,537)	—	(21,537)
Interest income	—	16,478	—	16,478
Personnel expense	—	—	(290)	(290)
Other expense	—	—	(28)	(28)
Income tax (expense) benefit	(33,114)	710	(511)	(32,915)
Net other comprehensive income (loss) during period	99,648	(4,348)	1,381	96,681
Balance, December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)

(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.
Note 22 Revenue from Contracts with Customers
Revenue from contracts with customers is recognized when obligations under the terms of a contract with the Corporation's customer are satisfied. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material significant payment terms as payment is received at or shortly after the satisfaction of the performance obligation.

The Corporation's disaggregated revenue by major source is presented below:

	For the Year Ended December 31, 2024
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Wealth management fees	$—	$92,569	$—	$92,569
Service charges and deposit account fees	11,627	39,977	38	51,642
Card-based fees(a)	1,652	45,287	88	47,027
Other revenue (expense)	315	8,103	(138)	8,280
Noninterest income (loss) (in-scope of Topic 606)	$13,594	$185,936	$(12)	$199,518
Noninterest income (loss) (out-of-scope of Topic 606)	39,841	12,549	(261,315)	(208,925)
Total noninterest income (loss)	$53,435	$198,485	$(261,327)	$(9,407)
(a) Loan fees and certain card based fees are out-of-scope of Topic 606.

	For the Year Ended December 31, 2023
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Wealth management fees	$—	$82,502	$—	$82,502
Service charges and deposit account fees	10,191	38,831	23	49,045
Card-based fees(a)	1,348	43,745	28	45,121
Other revenue	959	8,168	764	9,891
Noninterest income (in-scope of Topic 606)	$12,498	$173,246	$815	$186,560
Noninterest income (loss) (out-of-scope of Topic 606)	39,407	20,702	(183,486)	(123,377)
Total noninterest income (loss)	$51,905	$193,948	$(182,671)	$63,182
(a) Loan fees and certain card based fees are out-of-scope of Topic 606.

	For the Year Ended December 31, 2022
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Wealth management fees	$—	$84,122	$—	$84,122
Service charges and deposit account fees	12,479	49,813	18	62,310
Card-based fees(a)	1,104	42,917	111	44,132
Other revenue	1,734	8,299	1,356	11,389
Noninterest income (in-scope of Topic 606)	$15,317	$185,151	$1,485	$201,953
Noninterest income (out-of-scope of Topic 606)	43,621	20,510	16,286	80,417
Total noninterest income	$58,938	$205,660	$17,772	$282,370
(a) Loan fees and certain card based fees are out-of-scope of Topic 606.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest Income In-Scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional-based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional-based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services is typically received immediately or in advance of the service.
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage and advisory fees are included in wealth management fees.

Note 23 Recent Developments
On January 28, 2025, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.23 per common share, payable on March 17, 2025 to shareholders of record at the close of business on March 3, 2025. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 17, 2025 to shareholders of record at the close of business on March 3, 2025. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on March 17, 2025 to shareholders of record at the close of business on March 3, 2025.

KPMG

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2025 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Assessment of the allowance for credit losses related to loans, excluding individually analyzed loans

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company's allowance for credit losses related to loans, excluding loans individually analyzed, is comprised of the allowance for loan losses and the allowance for unfunded commitments (collective ACLL) and was $396.6 million of a total allowance for credit losses of $402.3 million as of December 31, 2024 (the December 31, 2024 collective ACLL). The level of the December 31, 2024 collective ACLL represents management's estimate of an amount appropriate to provide for expected lifetime credit losses. The expected lifetime credit losses are the product of multiplying the Company's estimates of probability of default (PD), loss given default (LGD), and the individual loan level exposure at default (EAD) on an undiscounted basis. The Company estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of the loans. The Company uses PD and LGD models, which are based on loan grades for commercial loans and credit reports for consumer loans, which are applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial and property types in Commercial Real Estate for commercial loans and loan types for consumer loans, and incorporate a single economic forecast scenario over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis over one year, to its historical loss rates for the remaining life of the loans. A portion of the December 31, 2024 collective ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.

We identified the assessment of the December 31, 2024 collective ACLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2024 collective ACLL. Specifically, the assessment encompassed the evaluation of the December 31, 2024 collective ACLL methodology, including the methods and models used to estimate (1) PD and LGD and their significant assumptions, including the loan grades for commercial loans, credit reports for consumer loans, historical loan losses and delinquency experience, the economic forecast scenario, and how loans with similar risk characteristics are segmented, (2) the method used to calculate the prepayment assumptions, (3) the determination of the reasonable and supportable forecast period and reversion to historical losses and (4) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and of the mathematical accuracy of certain December 31, 2024 collective ACLL calculations.

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

- performance monitoring of the PD and LGD models for the December 31, 2024 collective ACL

- analysis of the collective ACLL results, trends and ratios and

- calculation of the collective ACLL.

2

KPMG

We evaluated the Company's process to develop the December 31, 2024 collective ACLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of certain calculations of the December 31, 2024 collective ACLL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

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
February 12, 2025

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
As of December 31, 2024, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2024. No changes were made to the Corporation’s internal control over financial reporting (as defined Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2024, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2024, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024, is included below under the heading Report of Independent Registered Public Accounting Firm.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on Internal Control Over Financial Reporting

We have audited Associated Banc-Corp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2025 expressed an unqualified opinion on those consolidated financial statements.

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

KPMG LLP

Chicago, Illinois
February 12, 2025

2

ITEM 9B.	Other Information
During the three months ended December 31, 2024, no director or "officer" of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information in the Corporation’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item under the captions Election of Directors, Information About the Board of Directors, and Insider Trading Policy is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Executive Compensation Tables, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Corporation's definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Stock Ownership, and Proposal 2: Approval of the Associated Banc-Corp 2025 Equity Incentive Plan, is incorporated herein by reference.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the Corporation’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information in the Corporation’s definitive Proxy Statement, prepared for the 2025 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2024 and 2023
Consolidated Statements of Income — For the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2024, 2023, and 2022
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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(d)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(e)	Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

(4)(f)	Description of Associated Banc-Corp’s Securities	Filed herewith

(4)(g)	Deposit Agreement, dated June 15, 2020, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts, and form of Depositary Receipts	Exhibit (4.2) to Report on Form 8-K filed on June 15, 2020

(4)(h)	Form of Global Note dated as of February 10, 2023 representing $300,000,000 6.625% Fixed-Rate Reset Subordinated Notes Due 2033	Exhibit (4.1) to Report on Form 8-K filed on February 10, 2023

(4)(i)	Form of Global Note dated as of August 29, 2024 representing $300,000,000 6.455% Fixed Rate / Floating Rate Senior Notes Due 2030	Exhibit (4.1) to Report on Form 8-K filed on August 26, 2024

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Associated Banc-Corp 2020 Incentive Compensation Plan	Appendix A to the Proxy Statement on Schedule 14A filed on March 13, 2020, as supplemented, in connection with the 2020 Annual Meeting of Shareholders of Associated Banc-Corp

*(10)(e)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Exhibit (10)(e) to Report on Form 10-K filed on February 19, 2019

*(10)(g)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 1, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(h)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(i)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(j)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(k)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(l)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(m)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(n)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(o)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(p)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(q)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(r)	Offer Letter, dated March 4, 2021, by and between Associated Banc-Corp, and Andrew J. Harmening	Exhibit (10.1) to Report on Form 8-K filed March 10, 2021

*(10)(s)	Retirement Agreement, dated as of July 26, 2024, by and between Associated Banc-Corp and Tammy C. Stadler	Exhibit (10) to Report on Form 10-Q filed October 29, 2024

(19)	Insider Trading Policy	Filed herewith

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Andrew J. Harmening, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Derek S. Meyer, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(97)	Clawback Policy, Effective December 1, 2023	Exhibit (97) to Report on Form 10-K filed on February 8, 2024

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

(104)	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: February 12, 2025	By:	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Harmening	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2025
Andrew J. Harmening

/s/ Derek S. Meyer	Chief Financial Officer (Principal Financial Officer)	February 12, 2025
Derek S. Meyer

/s/ Ryan J. Beld	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2025
Ryan J. Beld
Directors: R. Jay Gerken, Judith P. Greffin, Michael J. Haddad, Andrew J. Harmening, Robert A. Jeffe, Rodney Jones-Tyson, Eileen A. Kamerick, Gale E. Klappa, Kristen M. Ludgate, Cory L. Nettles, Owen J. Sullivan, Karen T. van Lith and John (Jay) B. Williams

By:	/s/ Randall J. Erickson
Randall J. Erickson
As Attorney-In-Fact*

*	Pursuant to authority granted by powers of attorney, copies of which are filed herewith.