Form 10-Q
period 2025-03-31
ASSOCIATED BANC-CORP
filed 2025-04-29
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2025

or

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 25, 2025 was 165,809,595.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ABL	Asset-Based Lending
ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Net Asset Value measured at fair value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees

Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Mar 31, 2025	Dec 31, 2024
(In thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$521,323	$544,059
Interest-bearing deposits in other financial institutions	711,033	453,590
Federal funds sold and securities purchased under agreements to resell	105	21,955
AFS investment securities, at fair value	4,796,570	4,581,434
HTM investment securities, net, at amortized cost	3,705,793	3,738,687
Equity securities	23,331	23,242
FHLB and Federal Reserve Bank stocks, at cost	194,244	179,665
Residential loans held for sale	47,611	646,687
Commercial loans held for sale	7,910	32,634
Loans	30,294,127	29,768,586
Allowance for loan losses	(371,348)	(363,545)
Loans, net	29,922,780	29,405,041
Tax credit and other investments	254,187	258,886
Premises and equipment, net	377,521	379,093
Bank and corporate owned life insurance	690,551	689,000
Goodwill	1,104,992	1,104,992
Other intangible assets, net	29,457	31,660
Mortgage servicing rights, net	86,251	87,683
Interest receivable	159,729	167,772
Other assets	675,748	676,987
Total assets	$43,309,136	$43,023,068
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,135,946	$5,775,657
Interest-bearing deposits	29,060,767	28,872,777
Total deposits	35,196,713	34,648,434
Short-term funding	311,335	470,369
FHLB advances	2,027,297	1,853,807
Other long-term funding	591,382	837,635
Allowance for unfunded commitments	35,276	38,776
Accrued expenses and other liabilities	460,574	568,485
Total liabilities	$38,622,578	$38,417,506
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,890	$1,890
Surplus	2,040,419	2,047,349
Retained earnings	2,979,526	2,919,252
Accumulated other comprehensive (loss)	(35,144)	(74,416)
Treasury stock, at cost	(494,246)	(482,626)
Total common equity	4,492,446	4,411,450
Total stockholders’ equity	4,686,558	4,605,562
Total liabilities and stockholders’ equity	$43,309,136	$43,023,068
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	189,016,409	189,016,409
Common shares outstanding	165,806,623	166,177,658
Numbers may not recalculate due to rounding conventions.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Mar 31,
(In thousands, except per share data)	2025	2024
Interest income
Interest and fees on loans	$433,299	$454,472
Interest and dividends on investment securities
Taxable	69,702	46,548
Tax-exempt	13,956	14,774
Other interest	8,920	7,595
Total interest income	525,877	523,388
Interest expense
Interest on deposits	209,140	226,231
Interest on federal funds purchased and securities sold under agreements to repurchase	3,622	2,863
Interest on other short-term funding	—	4,708
Interest on FHLB advances	16,090	21,671
Interest on other long-term funding	11,085	10,058
Total interest expense	239,937	265,530
Net interest income	285,941	257,858
Provision for credit losses	13,003	24,001
Net interest income after provision for credit losses	272,938	233,857
Noninterest income
Wealth management fees	22,498	21,694
Service charges and deposit account fees	12,814	12,439
Card-based fees	10,442	11,267
Other fee-based revenue	5,251	4,402
Capital markets, net	4,345	4,050
Mortgage banking, net	3,822	2,662
Loss on mortgage portfolio sale	(6,976)	—
Bank and corporate owned life insurance	5,204	2,570
Asset losses, net	(878)	(306)
Investment securities gains, net	4	3,879
Other	2,251	2,327
Total noninterest income	58,776	64,985
Noninterest expense
Personnel	123,897	119,395
Technology	27,139	26,200
Occupancy	15,381	13,633
Business development and advertising	6,386	6,517
Equipment	4,527	4,599
Legal and professional	6,083	4,672
Loan and foreclosure costs	2,594	1,979
FDIC assessment	10,436	13,946
Other intangible amortization	2,203	2,203
Other	11,974	4,513
Total noninterest expense	210,619	197,657
Income before income taxes	121,095	101,185
Income tax expense	19,409	20,016
Net income	101,687	81,169
Preferred stock dividends	2,875	2,875
Net income available to common equity	$98,812	$78,294
Earnings per common share
Basic	$0.60	$0.52
Diluted	$0.59	$0.52
Average common shares outstanding
Basic	165,228	149,855
Diluted	166,604	151,292
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Net income	$101,687	$81,169
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	31,832	(29,889)
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,927	2,060
Reclassification adjustment for net losses realized in net income	—	197
Income tax (expense) benefit	(8,420)	6,885
Other comprehensive income (loss) on AFS securities	25,339	(20,746)
Cash flow hedge derivatives
Net unrealized gains (losses)	7,268	(19,461)
Reclassification adjustment for net losses realized in net income	1,118	4,823
Income tax benefit (expense)	2,018	(1,688)
Other comprehensive income (loss) on cash flow hedge derivatives	10,403	(16,326)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(63)	(72)
Net actuarial gain	4,770	—
Amortization of actuarial gain	(4)	(7)
Income tax expense	(1,173)	(1,633)
Other comprehensive income (loss) on pension and postretirement obligations	3,530	(1,712)
Total other comprehensive income (loss)	39,272	(38,785)
Comprehensive income	$140,959	$42,384
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2024	$194,112	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Comprehensive income:
Net income	—	—	—	101,687	—	—	101,687
Other comprehensive (loss)	—	—	—	—	39,272	—	39,272
Comprehensive income							140,959
Common stock issued:
Public common stock offering	—	—	(52)	—	—	—	(52)
Stock-based compensation plans, net	—	—	(14,297)	—	—	16,489	2,192
Purchase of treasury stock, open market purchases	—	—	—	—	—	(22,292)	(22,292)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,816)	(5,816)
Cash dividends:
Common stock(a)	—	—	—	(38,538)	—	—	(38,538)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,419	—	—	—	7,419
Balance, March 31, 2025	$194,112	$1,890	$2,040,419	$2,979,526	$(35,144)	$(494,246)	$4,686,558
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.23 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

(In thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	$194,112	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	81,169	—	—	81,169
Other comprehensive income	—	—	—	—	(38,785)	—	(38,785)
Comprehensive income							42,384
Common stock issued:
Stock-based compensation plans, net	—	—	(13,839)	—	—	17,749	3,910
Purchase of treasury stock, open market purchases	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(4,572)	(4,572)
Cash dividends:
Common stock(a)	—	—	—	(33,527)	—	—	(33,527)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,669	—	—	—	7,669
Balance, March 31, 2024	$194,112	$1,752	$1,708,652	$2,991,571	$(209,881)	$(517,533)	$4,168,673
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.22 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Cash flows from operating activities
Net income	$101,687	$81,169
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	13,003	24,001
Depreciation and amortization	13,981	12,352
Change in MSRs valuation	1,047	(1,646)
Amortization of other intangible assets	2,203	2,203
Amortization and accretion on earning assets, funding, and other, net	6,336	10,673
Net amortization of tax credit investments	8,689	8,990
Gains on sales of investment securities, net	—	(3,857)
Asset losses, net	878	306
Loss (gain) on mortgage banking activities, net	329	(22)
Loss on mortgage portfolio sale	6,976	—
Mortgage loans originated and acquired for sale	(92,584)	(105,394)
Proceeds from sales of mortgage loans held for sale	105,642	91,026
Changes in certain assets and liabilities:
Decrease in interest receivable	8,044	2,477
(Decrease) increase in interest payable	(2,025)	15,590
Decrease in expense payable	(53,261)	(30,827)
(Decrease) increase in net derivative position	(36,128)	35,008
Net change in other assets and other liabilities	13,349	12,453
Net cash provided by operating activities	98,166	154,500
Cash flows from investing activities
Net increase in loans	(513,237)	(222,656)
Purchases of:
AFS securities	(391,952)	(341,275)
HTM securities	(994)	—
FHLB and Federal Reserve Bank stocks and equity securities	(71,364)	(16,585)
Proceeds from:
Sales of AFS securities	—	9,472
Sales of FHLB and Federal Reserve Bank stocks and equity securities	56,786	98,005
Prepayments, calls, and maturities of AFS securities	206,882	176,266
Prepayments, calls, and maturities of HTM securities	34,673	28,026
Sales, prepayments, calls, and maturities of other assets	2,631	4,337
Sale of mortgage portfolio	564,375	—
Premises, equipment, and software	(7,472)	(8,500)
Net change in tax credit and alternative investments	(7,448)	(2,409)
Net cash used in investing activities	(127,119)	(275,320)
Cash flows from financing activities
Net increase in deposits	548,279	267,109
Net (decrease) increase in short-term funding	(159,033)	438,891
Net increase (decrease) in short-term FHLB advances	170,000	(602,000)
Repayment of long-term FHLB advances	(32)	(664)
Proceeds from long-term FHLB advances	—	619
Repayment of finance lease principal	(22)	(22)
Repayment of long-term funding	(250,000)	—
Proceeds from issuance of common stock for stock-based compensation plans	2,192	3,910
Purchase of treasury stock, open market purchases	(22,292)	(18,289)
Purchase of treasury stock, stock-based compensation plans	(5,816)	(4,572)
Cash dividends on common stock	(38,538)	(33,527)
Cash dividends on preferred stock	(2,875)	(2,875)
Payments for other financing activities	(52)	—
Net cash provided by financing activities	241,810	48,580
Net increase (decrease) in cash and cash equivalents	212,856	(72,239)
Cash and cash equivalents at beginning of period	1,019,604	923,823
Cash and cash equivalents at end of period(a)	$1,232,460	$851,583
Numbers may not recalculate due to rounding conventions.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$241,667	$249,660
Cash (received) paid for income and franchise taxes	(16,183)	1,995
Loans and bank premises transferred to OREO	8,328	577
Capitalized mortgage servicing rights	1,346	877
Loans transferred from held for sale into portfolio, net	(45,077)	(86,096)
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	(6,997)	10,210
Fair value adjustments on foreign currency exchange forwards	(550)	2,708
Fair value adjustments on cash flow hedges	10,403	(16,326)

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2024 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.
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
Within the tables presented, certain columns and rows may not recalculate due to the use of rounded numbers for disclosure purposes.
Note 2 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2024 Annual Report on Form 10-K.
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

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.	Annual period ending December 31, 2025	The Corporation will adopt the enhanced income tax related disclosures within the consolidated financial statements for the year ended December 31, 2025.
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	Annual period ending December 31, 2027 and subsequent interim periods	The Corporation is currently evaluating the impact on its disclosures.

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

	Three Months Ended Mar 31,
($ in thousands, except per share data)	2025	2024
Net income	$101,687	$81,169
Preferred stock dividends	(2,875)	(2,875)
Net income available to common equity	98,812	78,294
Common shareholder dividends	(38,333)	(33,407)
Unvested share-based payment awards	(206)	(120)
Undistributed earnings	$60,274	$44,767
Undistributed earnings allocated to common shareholders	$59,997	$44,524
Undistributed earnings allocated to unvested share-based payment awards	277	242
Undistributed earnings	$60,274	$44,767
Basic
Distributed earnings to common shareholders	$38,333	$33,407
Undistributed earnings allocated to common shareholders	59,997	44,524
Total common shareholders earnings, basic	$98,329	$77,932
Diluted
Distributed earnings to common shareholders	$38,333	$33,407
Undistributed earnings allocated to common shareholders	59,997	44,524
Total common shareholders earnings, diluted	$98,329	$77,932
Weighted average common shares outstanding	165,228	149,855
Effect of dilutive common stock awards	1,377	1,436
Diluted weighted average common shares outstanding	166,604	151,292
Basic earnings per common share	$0.60	$0.52
Diluted earnings per common share	$0.59	$0.52
Excluded from the earnings per common share calculations were 1 million and 2 million anti-dilutive common stock options for the three months ended March 31, 2025 and 2024, respectively.
Note 4 Stock-Based Compensation
The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2020 Incentive Compensation Plan, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
A summary of the Corporation’s stock option activity for the three months ended March 31, 2025 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	1,778	$22.36	3.41 years	$3,693
Exercised	50	17.93
Forfeited or expired	—	—
Outstanding at March 31, 2025	1,728	$22.49	3.17 years	$2,359
Options Exercisable at March 31, 2025	1,728	$22.49	3.17 years	$2,359
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2025, the intrinsic value of stock options exercised was $346,000, compared to approximately $722,000 for the three months ended March 31, 2024. All stock options were vested as of

December 31, 2024. The total fair value of stock options vested was approximately $489,000 for the three months ended March 31, 2024.
The Corporation has issued time-based and performance-based restricted stock awards under the 2020 Incentive Compensation Plan. Performance awards are based on performance goals determined by the Compensation and Benefits Committee of the Corporation's Board of Directors, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
The following table summarizes information about the Corporation’s restricted stock awards activity for the three months ended March 31, 2025:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,310	$21.25
Granted	838	24.59
Vested	674	22.36
Forfeited	2	21.12
Outstanding at March 31, 2025	2,471	$22.08
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2024 and 2025 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2024 and 2025 will generally vest ratably over a period of four years. Expense for restricted stock awards of $8 million was recorded for both the three months ended March 31, 2025 and the three months ended March 31, 2024. Included in compensation expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues was $4 million and $3 million of expense the first three months of 2025 and 2024, respectively. The Corporation had $29 million of unrecognized compensation costs related to restricted stock awards at March 31, 2025 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2029.
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

Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at March 31, 2025 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$—	$(68)	$2,995
Residential mortgage-related securities:
FNMA/FHLMC	125,024	486	(7,474)	118,036
GNMA	4,418,218	22,659	(1,913)	4,438,964
Commercial mortgage-related securities:
FNMA/FHLMC	18,240	—	(1,281)	16,959
GNMA	115,654	—	(4,221)	111,433
Asset backed securities:
FFELP	105,633	52	(911)	104,774
SBA	427	—	(17)	410
Other debt securities	3,000	—	(1)	2,999
Total AFS investment securities	$4,789,259	$23,197	$(15,885)	$4,796,570
HTM investment securities
U.S. Treasury securities	$994	$15	$—	$1,009
Obligations of state and political subdivisions (municipal securities)	1,649,045	662	(194,901)	1,454,805
Residential mortgage-related securities:
FNMA/FHLMC	871,331	21,973	(169,482)	723,822
GNMA	42,972	14	(3,009)	39,977
Private-label	320,057	7,786	(59,642)	268,201
Commercial mortgage-related securities:
FNMA/FHLMC	770,177	9,765	(139,208)	640,734
GNMA	51,281	218	(5,877)	45,621
Total HTM investment securities	$3,705,857	$40,432	$(572,119)	$3,174,170

The amortized cost and fair values of AFS and HTM securities at December 31, 2024 were as follows:

($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$—	$(58)	$3,005
Residential mortgage-related securities:
FNMA/FHLMC	120,272	190	(9,534)	110,928
GNMA	4,236,199	5,379	(13,851)	4,227,727
Commercial mortgage-related securities:
FNMA/FHLMC	18,332	—	(1,332)	17,000
GNMA	116,275	—	(4,800)	111,475
Asset backed securities:
FFELP	108,319	123	(604)	107,839
SBA	495	—	(24)	471
Other debt securities	3,000	—	(11)	2,989
Total AFS investment securities	$4,605,954	$5,693	$(30,213)	$4,581,434
HTM investment securities
U.S. Treasury securities	$1,000	$—	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	1,659,722	1,122	(174,202)	1,486,642
Residential mortgage-related securities:
FNMA/FHLMC	885,476	22,934	(186,464)	721,946
GNMA	43,693	9	(3,774)	39,927
Private-label	324,182	8,135	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	10,217	(159,078)	623,595
GNMA	52,219	236	(6,424)	46,032
Total HTM investment securities	$3,738,747	$42,653	$(595,906)	$3,185,494
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at March 31, 2025, are shown below:

	AFS		HTM
($ in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$999	$11,023	$10,999
Due after one year through five years	3,040	3,034	74,907	74,159
Due after five years through ten years	1,390	1,385	216,847	207,000
Due after ten years	633	576	1,347,262	1,163,656
Total debt securities	6,063	5,995	1,650,039	1,455,814
Residential mortgage-related securities:
FNMA/FHLMC	125,024	118,036	871,331	723,822
GNMA	4,418,218	4,438,964	42,972	39,977
Private-label	—	—	320,057	268,201
Commercial mortgage-related securities:
FNMA/FHLMC	18,240	16,959	770,177	640,734
GNMA	115,654	111,433	51,281	45,621
Asset backed securities:
FFELP	105,633	104,774	—	—
SBA	427	410	—	—
Total investment securities	$4,789,259	$4,796,570	$3,705,857	$3,174,170
Ratio of fair value to amortized cost		100.2%		85.7%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at March 31, 2025:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$994	$—	$—	$—	$994
Obligations of state and political subdivisions (municipal securities)	761,576	876,276	3,920	7,273	1,649,045
Residential mortgage-related securities:
FNMA/FHLMC	871,331	—	—	—	871,331
GNMA	42,972	—	—	—	42,972
Private-label	320,057	—	—	—	320,057
Commercial mortgage-related securities:
FNMA/FHLMC	770,177	—	—	—	770,177
GNMA	51,281	—	—	—	51,281
Total HTM securities	$2,818,388	$876,276	$3,920	$7,273	$3,705,857
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2024:

($ in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	767,151	883,438	4,911	4,221	1,659,722
Residential mortgage-related securities:
FNMA/FHLMC	885,476	—	—	—	885,476
GNMA	43,693	—	—	—	43,693
Private-label	324,182	—	—	—	324,182
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	—	—	—	772,456
GNMA	52,219	—	—	—	52,219
Total HTM securities	$2,846,177	$883,438	$4,911	$4,221	$3,738,747
The following table summarizes gross realized gains and losses on AFS securities, the gain or loss on sale and fair value adjustment of equity securities, and proceeds from the sale of AFS investment securities:

	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Gross realized (losses) on AFS securities	$—	$(197)
Gain on sale and fair value adjustment of equity securities	4	4,076
Investment securities gains, net	$4	$3,879
Proceeds from sales of AFS investment securities	$—	$9,472
During the first quarter of 2024, the Corporation sold its remaining Visa Class B restricted shares at a gain of $4 million.
Investment securities with a carrying value of $1.4 billion and $1.5 billion at March 31, 2025 and December 31, 2024, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $16 million and $18 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on AFS securities totaled $22 million and $21 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The allowance for credit losses on HTM securities was approximately $64,000 and $60,000 at March 31, 2025 and December 31, 2024, respectively, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2025:

	Less than 12 months			12 months or more			Total
($ in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	1	$(5)	$540	2	$(63)	$820	$(68)	1,360
Residential mortgage-related securities:
FNMA/FHLMC	17	(243)	23,292	14	(7,231)	61,639	(7,474)	84,931
GNMA	32	(1,822)	623,422	5	(91)	4,967	(1,913)	628,389
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,281)	16,959	(1,281)	16,959
GNMA	—	—	—	16	(4,221)	111,433	(4,221)	111,433
Asset backed securities:
FFELP	—	—	—	12	(911)	60,939	(911)	60,939
SBA	—	—	—	4	(17)	399	(17)	399
Other debt securities	1	—	1,000	1	(1)	999	(1)	1,999
Total	51	$(2,070)	$648,254	55	$(13,815)	$258,155	$(15,885)	$906,409
HTM investment securities
Obligations of state and political subdivisions (municipal securities)	369	$(15,784)	$497,155	665	$(179,117)	$876,233	$(194,901)	$1,373,388
Residential mortgage-related securities:
FNMA/FHLMC	9	(122)	9,717	106	(169,359)	712,109	(169,482)	721,825
GNMA	6	(77)	7,474	79	(2,932)	31,198	(3,009)	38,671
Private-label	—	—	—	18	(59,642)	268,201	(59,642)	268,201
Commercial mortgage-related securities:
FNMA/FHLMC	1	(178)	8,091	43	(139,030)	613,936	(139,208)	622,027
GNMA	—	—	—	13	(5,877)	45,621	(5,877)	45,621
Total	385	$(16,161)	$522,436	924	$(555,958)	$2,547,298	$(572,119)	$3,069,734

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at March 31, 2025 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of March 31, 2025, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $96 million and $92 million at March 31, 2025 and December 31, 2024, respectively. The Corporation had Federal Reserve Bank stock of $98 million and $88 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on FHLB stock totaled $2 million at both March 31, 2025 and December 31, 2024. Accrued interest receivable on Federal Reserve Bank Stock totaled $1 million at March 31, 2025 and there was none at December 31, 2024. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $11 million at both March 31, 2025 and December 31, 2024.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $13 million at both March 31, 2025 and December 31, 2024.
Note 6 Loans
The period end loan composition was as follows:

($ in thousands)	Mar 31, 2025	Dec 31, 2024
Commercial and industrial	$10,925,769	$10,573,741
Commercial real estate — owner occupied	1,118,363	1,143,741
Commercial and business lending	12,044,132	11,717,483
Commercial real estate — investor	5,597,442	5,227,975
Real estate construction	1,809,054	1,982,632
Commercial real estate lending	7,406,496	7,210,607
Total commercial	19,450,628	18,928,090
Residential mortgage	6,999,654	7,047,541
Auto finance	2,878,765	2,810,220
Home equity	654,140	664,252
Other consumer	310,940	318,483
Total consumer	10,843,499	10,840,496
Total loans	$30,294,127	$29,768,586
Accrued interest receivable on loans totaled $119 million at March 31, 2025 and $126 million at December 31, 2024, and is included in interest receivable on the consolidated balance sheets. The amount of accrued interest reversed was approximately $658,000 for the three months ended March 31, 2025, compared to approximately $471,000 for the three months ended March 31, 2024.

The following table presents loans by credit quality indicator by origination year at March 31, 2025:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$13	$1,810,270	$741,400	$2,661,841	$1,404,585	$2,154,397	$972,686	$691,512	$10,436,691
Special mention	—	46,602	258	1,926	17,018	10,387	6,166	648	83,005
Substandard	244	47,259	1,960	92,529	12,749	109,187	125,745	3,747	393,175
Nonaccrual	—	2,421	2,687	513	2,758	4,518	—	—	12,898
Commercial and industrial	$257	$1,906,552	$746,305	$2,756,810	$1,437,110	$2,278,488	$1,104,596	$695,906	$10,925,769
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$8,905	$19,558	$233,212	$166,985	$174,165	$186,337	$269,638	$1,058,800
Special mention	—	—	—	7,418	5,572	—	3,173	10,241	26,403
Substandard	—	584	548	2,678	8,713	1,724	8,078	9,334	31,658
Nonaccrual	—	—	—	—	1,501	—	—	—	1,501
Commercial real estate - owner occupied	$—	$9,489	$20,106	$243,308	$182,772	$175,889	$197,588	$289,213	$1,118,363
Commercial and business lending:
Risk rating:
Pass	$13	$1,819,174	$760,958	$2,895,053	$1,571,570	$2,328,562	$1,159,023	$961,150	$11,495,492
Special mention	—	46,602	258	9,344	22,590	10,387	9,339	10,889	109,408
Substandard	244	47,843	2,507	95,207	21,462	110,911	133,822	13,080	424,833
Nonaccrual	—	2,421	2,687	513	4,260	4,518	—	—	14,399
Commercial and business lending	$257	$1,916,041	$766,411	$3,000,118	$1,619,882	$2,454,377	$1,302,184	$985,119	$12,044,132
Commercial real estate - investor:
Risk rating:
Pass	$7,272	$174,673	$502,372	$1,302,707	$681,873	$1,155,646	$773,972	$660,761	$5,252,003
Special mention	—	—	—	66,586	13,597	53,058	10,818	4,445	148,504
Substandard	—	—	38,980	10,102	38,273	63,367	2,448	12,075	165,246
Nonaccrual	—	—	632	31,057	—	—	—	—	31,689
Commercial real estate - investor	$7,272	$174,673	$541,984	$1,410,452	$733,743	$1,272,071	$787,238	$677,281	$5,597,442
Real estate construction:
Risk rating:
Pass	$—	$32,516	$30,028	$337,291	$347,839	$683,699	$32,876	$8,597	$1,472,845
Special mention	—	—	—	—	38,773	150,418	—	—	189,190
Substandard	—	—	26,742	34,746	6,000	79,406	—	—	146,894
Nonaccrual	—	—	—	—	—	—	—	125	125
Real estate construction	$—	$32,516	$56,770	$372,037	$392,611	$913,523	$32,876	$8,722	$1,809,054
Commercial real estate lending:
Risk rating:
Pass	$7,272	$207,188	$532,401	$1,639,997	$1,029,712	$1,839,345	$806,848	$669,357	$6,724,849
Special mention	—	—	—	66,586	52,370	203,476	10,818	4,445	337,694
Substandard	—	—	65,722	44,849	44,273	142,773	2,448	12,075	312,139
Nonaccrual	—	—	632	31,057	—	—	—	125	31,814
Commercial real estate lending	$7,272	$207,188	$598,754	$1,782,489	$1,126,354	$2,185,594	$820,114	$686,003	$7,406,496
Total commercial:
Risk rating:
Pass	$7,284	$2,026,363	$1,293,359	$4,535,051	$2,601,282	$4,167,907	$1,965,871	$1,630,508	$18,220,340
Special mention	—	46,602	258	75,930	74,960	213,863	20,156	15,334	447,102
Substandard	244	47,843	68,229	140,056	65,735	253,684	136,271	25,155	736,973
Nonaccrual	—	2,421	3,319	31,570	4,260	4,518	—	125	46,213
Total commercial	$7,529	$2,123,229	$1,365,165	$4,782,607	$2,746,237	$4,639,971	$2,122,298	$1,671,122	$19,450,628

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2025	2024	2023	2022	2021	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$29,142	$193,701	$521,630	$1,580,850	$1,599,160	$3,002,070	$6,926,554
Special mention	—	—	—	—	—	—	—	311	311
Substandard	—	—	—	—	—	—	311	23	334
Nonaccrual	—	—	1,218	2,265	2,884	13,458	8,968	43,663	72,455
Residential mortgage	$—	$—	$30,360	$195,966	$524,514	$1,594,308	$1,608,438	$3,046,067	$6,999,654
Auto finance:
Risk rating:
Pass	$—	$—	$338,542	$1,134,816	$774,547	$578,739	$42,699	$67	$2,869,409
Special mention	—	—	—	303	563	723	45	29	1,664
Nonaccrual	—	—	—	971	2,493	3,668	559	—	7,692
Auto finance	$—	$—	$338,542	$1,136,091	$777,604	$583,129	$43,303	$96	$2,878,765
Home equity:
Risk rating:
Pass	$3,703	$560,336	$62	$966	$2,299	$24,329	$5,245	$51,853	$645,089
Special mention	91	—	—	—	100	147	100	430	777
Nonaccrual	64	223	—	56	176	949	224	6,647	8,275
Home equity	$3,858	$560,559	$62	$1,022	$2,576	$25,425	$5,568	$58,929	$654,140
Other consumer:
Risk rating:
Pass	$593	$237,926	$3,288	$11,337	$3,654	$1,927	$721	$48,528	$307,380
Special mention	1	974	—	19	—	5	4	3	1,004
Substandard	—	2,383	—	—	—	—	—	—	2,383
Nonaccrual	—	122	—	7	20	—	22	2	173
Other consumer	$594	$241,405	$3,288	$11,362	$3,673	$1,932	$746	$48,533	$310,940
Total consumer:
Risk rating:
Pass	$4,296	$798,261	$371,034	$1,340,820	$1,302,130	$2,185,845	$1,647,824	$3,102,517	$10,748,431
Special mention	91	974	—	322	664	875	148	773	3,755
Substandard	—	2,383	—	—	—	—	311	23	2,718
Nonaccrual	64	345	1,218	3,299	5,573	18,075	9,773	50,312	88,595
Total consumer	$4,452	$801,963	$372,253	$1,344,440	$1,308,367	$2,204,794	$1,658,056	$3,153,626	$10,843,499
Total loans:
Risk rating:
Pass	$11,580	$2,824,624	$1,664,393	$5,875,870	$3,903,412	$6,353,752	$3,613,695	$4,733,025	$28,968,772
Special mention	91	47,576	258	76,252	75,624	214,738	20,304	16,107	450,858
Substandard	244	50,227	68,229	140,056	65,735	253,684	136,581	25,179	739,690
Nonaccrual	64	2,766	4,537	34,869	9,833	22,592	9,773	50,437	134,808
Total loans	$11,981	$2,925,192	$1,737,417	$6,127,047	$4,054,604	$6,844,765	$3,780,353	$4,824,748	$30,294,127
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$248	$1,841,790	$2,656,953	$1,514,277	$2,254,758	$1,080,180	$263,286	$510,301	$10,121,545
Special mention	—	48,829	4,037	4,810	63,390	6,984	515	48	128,613
Substandard	2,015	40,240	90,240	9,677	34,730	126,134	3,347	131	304,500
Nonaccrual	42	—	772	4,468	12,988	855	—	—	19,084
Commercial and industrial	$2,306	$1,930,860	$2,752,002	$1,533,233	$2,365,866	$1,214,154	$267,148	$510,480	$10,573,741
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$13,760	$228,913	$175,059	$180,132	$214,237	$114,064	$181,982	$1,108,147
Special mention	—	—	—	497	—	8,619	—	2,803	11,920
Substandard	—	943	2,532	10,009	1,492	701	3,371	3,125	22,173
Nonaccrual	—	—	—	1,501	—	—	—	—	1,501
Commercial real estate - owner occupied	$—	$14,703	$231,446	$187,066	$181,625	$223,557	$117,435	$187,911	$1,143,741
Commercial and business lending:
Risk rating:
Pass	$248	$1,855,550	$2,885,866	$1,689,336	$2,434,891	$1,294,416	$377,350	$692,283	$11,229,693
Special mention	—	48,829	4,037	5,307	63,390	15,604	515	2,852	140,532
Substandard	2,015	41,183	92,772	19,686	36,222	126,835	6,719	3,255	326,673
Nonaccrual	42	—	772	5,969	12,988	855	—	—	20,585
Commercial and business lending	$2,306	$1,945,563	$2,983,447	$1,720,298	$2,547,491	$1,437,710	$384,583	$698,390	$11,717,483
Commercial real estate - investor:
Risk rating:
Pass	$—	$190,451	$1,334,740	$725,652	$1,179,867	$723,994	$321,084	$363,288	$4,839,076
Special mention	—	—	69,014	6,385	30,672	12,312	6,870	10,366	135,618
Substandard	—	—	69,385	53,022	93,151	10,724	384	9,910	236,576
Nonaccrual	—	—	11,949	—	—	4,757	—	—	16,705
Commercial real estate - investor	$—	$190,451	$1,485,088	$785,058	$1,303,690	$751,786	$328,338	$383,563	$5,227,975
Real estate construction:
Risk rating:
Pass	$—	$30,090	$278,754	$390,845	$807,347	$142,137	$25,654	$7,260	$1,682,086
Special mention	—	—	19,419	—	96,442	—	—	—	115,862
Substandard	—	—	28,241	6,000	105,660	44,754	—	—	184,654
Nonaccrual	—	—	—	—	—	—	—	30	30
Real estate construction	$—	$30,090	$326,414	$396,845	$1,009,450	$186,890	$25,654	$7,289	$1,982,632
Commercial real estate lending:
Risk rating:
Pass	$—	$220,541	$1,613,494	$1,116,496	$1,987,215	$866,130	$346,738	$370,548	$6,521,163
Special mention	—	—	88,433	6,385	127,114	12,312	6,870	10,366	251,480
Substandard	—	—	97,626	59,022	198,811	55,477	384	9,910	421,230
Nonaccrual	—	—	11,949	—	—	4,757	—	30	16,735
Commercial real estate lending	$—	$220,541	$1,811,502	$1,181,903	$2,313,140	$938,677	$353,992	$390,853	$7,210,607

			Term Loans Amortized Cost Basis by Origination Year(a)
($ in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Total commercial:
Risk rating:
Pass	$248	$2,076,092	$4,499,360	$2,805,832	$4,422,105	$2,160,547	$724,088	$1,062,831	$17,750,855
Special mention	—	48,829	92,469	11,692	190,504	27,916	7,385	13,217	392,012
Substandard	2,015	41,183	190,399	78,708	235,033	182,313	7,103	13,165	747,903
Nonaccrual	42	—	12,721	5,969	12,988	5,612	—	30	37,320
Total commercial	$2,306	$2,166,104	$4,794,949	$2,902,201	$4,860,631	$2,376,387	$738,576	$1,089,243	$18,928,090
Residential mortgage:
Risk rating:
Pass	$—	$—	$172,607	$507,186	$1,579,182	$1,643,341	$1,195,752	$1,878,251	$6,976,319
Special mention	—	—	—	—	—	—	—	162	162
Substandard	—	—	594	327	77	—	—	24	1,022
Nonaccrual	—	—	2,338	2,134	11,420	10,141	8,297	35,708	70,038
Residential mortgage	$—	$—	$175,539	$509,647	$1,590,679	$1,653,482	$1,204,049	$1,914,144	$7,047,541
Auto finance:
Risk rating:
Pass	$—	$—	$1,241,609	$858,924	$650,880	$48,999	$67	$77	$2,800,555
Special mention	—	—	332	704	1,048	178	—	—	2,262
Nonaccrual	—	—	491	2,162	4,284	466	—	—	7,402
Auto finance	$—	$—	$1,242,431	$861,790	$656,212	$49,643	$67	$77	$2,810,220
Home equity:
Risk rating:
Pass	$8,764	$569,866	$411	$1,684	$25,372	$5,289	$1,965	$50,841	$655,429
Special mention	127	81	41	—	—	—	—	323	445
Nonaccrual	1,677	104	15	103	933	231	215	6,778	8,378
Home equity	$10,568	$570,051	$467	$1,788	$26,305	$5,520	$2,180	$57,941	$664,252
Other consumer:
Risk rating:
Pass	$308	$241,230	$14,343	$4,808	$2,475	$1,440	$584	$49,886	$314,767
Special mention	—	1,125	8	—	36	7	—	—	1,176
Substandard	—	2,418	—	—	—	—	—	—	2,418
Nonaccrual	2	81	5	21	7	4	—	4	122
Other consumer	$310	$244,855	$14,356	$4,829	$2,518	$1,451	$584	$49,891	$318,483
Total consumer:
Risk rating:
Pass	$9,071	$811,096	$1,428,969	$1,372,603	$2,257,910	$1,699,069	$1,198,368	$1,979,055	$10,747,070
Special mention	127	1,207	381	704	1,083	185	—	484	4,045
Substandard	—	2,418	594	327	77	—	—	24	3,440
Nonaccrual	1,679	185	2,849	4,420	16,644	10,842	8,512	42,490	85,941
Total consumer	$10,878	$814,906	$1,432,794	$1,378,053	$2,275,714	$1,710,096	$1,206,880	$2,022,053	$10,840,496
Total loans:
Risk rating:
Pass	$9,320	$2,887,188	$5,928,329	$4,178,435	$6,680,015	$3,859,616	$1,922,456	$3,041,886	$28,497,925
Special mention	127	50,036	92,851	12,396	191,587	28,101	7,385	13,701	396,057
Substandard	2,015	43,602	190,993	79,035	235,110	182,313	7,103	13,189	751,344
Nonaccrual	1,721	185	15,570	10,389	29,632	16,453	8,512	42,519	123,260
Total loans	$13,183	$2,981,010	$6,227,743	$4,280,254	$7,136,344	$4,086,483	$1,945,455	$3,111,296	$29,768,586
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the three months ended March 31, 2025:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$1,183	$—	$471	$1,963	$3,696	$379	$—	$7,692
Commercial real estate-owner occupied	—	—	—	—	—	—	—	—
Commercial and business lending	1,183	—	471	1,963	3,696	379	—	7,692
Commercial real estate-investor	—	—	892	—	—	—	—	892
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	892	—	—	—	—	892
Total commercial	1,183	—	1,364	1,963	3,696	379	—	8,585
Residential mortgage	—	—	—	26	190	—	24	239
Auto finance	—	—	383	910	941	95	—	2,330
Home equity	—	—	—	26	—	5	29	61
Other consumer	2,256	—	—	13	7	213	12	2,500
Total consumer	2,256	—	383	975	1,138	313	65	5,130
Total gross charge offs	$3,439	$—	$1,747	$2,938	$4,834	$692	$65	$13,714
The following table presents gross charge offs by origination year for the year ended December 31, 2024:

		Gross Charge Offs by Origination Year
($ in thousands)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$4,433	$128	$11,484	$8,510	$22,959	$3	$—	$47,517
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	4,433	128	11,484	8,510	22,959	3	3	47,520
Commercial real estate-investor	—	6,617	1	—	4,569	—	—	11,187
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	6,617	1	—	4,569	—	—	11,187
Total commercial	4,433	6,745	11,485	8,510	27,528	3	3	58,707
Residential mortgage	—	—	134	125	101	153	515	1,029
Auto finance	—	418	2,982	5,582	560	—	—	9,541
Home equity	93	—	—	9	19	10	85	216
Other consumer	6,555	20	96	75	75	42	59	6,922
Total consumer	6,649	438	3,212	5,790	755	205	659	17,709
Total gross charge offs	$11,082	$7,183	$14,697	$14,300	$28,283	$209	$662	$76,415
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit or in the credit position at some future date. Accruing loan modifications could be pass or special mention, depending on the risk rating on the loan. Substandard loans are considered inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a loan modification, meet the criteria to be individually evaluated. Commercial loans classified as special mention, substandard, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $23 million at March 31, 2025 and December 31, 2024, respectively.
The following table presents loans by past due status at March 31, 2025:

	Accruing
($ in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$10,904,616	$6,934	$806	$515	$12,898	$10,925,769
Commercial real estate - owner occupied	1,115,706	1,156	—	—	1,501	1,118,363
Commercial and business lending	12,020,322	8,090	806	515	14,399	12,044,132
Commercial real estate - investor	5,563,289	2,463	—	—	31,689	5,597,442
Real estate construction	1,808,929	—	—	—	125	1,809,054
Commercial real estate lending	7,372,218	2,463	—	—	31,814	7,406,496
Total commercial	19,392,540	10,553	806	515	46,213	19,450,628
Residential mortgage	6,913,632	13,257	311	—	72,455	6,999,654
Auto finance	2,858,551	10,858	1,664	—	7,692	2,878,765
Home equity	642,260	2,829	777	—	8,275	654,140
Other consumer	305,865	1,330	1,050	2,521	173	310,940
Total consumer	10,720,308	28,274	3,802	2,521	88,595	10,843,499
Total loans	$30,112,848	$38,827	$4,608	$3,036	$134,808	$30,294,127
(a) Of the total nonaccrual loans, $44 million, or 32%, were current with respect to payment at March 31, 2025.
(b) No interest income was recognized on nonaccrual loans for the three months ended March 31, 2025. In addition, there were $23 million of nonaccrual loans for which there was no related ACLL at March 31, 2025.

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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at March 31, 2025.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Commercial and industrial	$176	$159
Auto finance	—	46
Other consumer	887	534
Total loans modified	$1,063	$739

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Residential mortgage	$1,644	$643
Home equity	61	31
Total loans modified	$1,704	$674
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans.

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Mar 31,
Loan Type	2025	2024
Commercial and industrial	(25)%	(16)%
Residential mortgage	1%	3%
Auto finance	—%	(9)%
Home equity	(4)%	(3)%
Other consumer	(21)%	(21)%
Weighted average of total loans modified	(8)%	(9)%
(a) Some interest rate concessions may involve an increase in rate that was lower in comparison to prevailing market rates.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
Three Months Ended Mar 31,
Loan Type	2025	2024
Residential mortgage	145 months	158 months
Home equity	60 months	64 months
Weighted average of total loans modified	141 months	153 months
(a) During the three months ended March 31, 2025 and March 31, 2024, term extensions changed the weighted average term on modified loans from 258 to 399 months and 254 to 407 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended March 31, 2025:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$459	$—	$—
Residential mortgage	3,037	346	572
Auto finance	1	—	—
Home equity	267	—	—
Other consumer	2,421	—	—
Total loans modified	$6,184	$346	$572
The following table depicts the performance of loans that have been modified in the twelve months ended March 31, 2024:

	Payment Status (Amortized Cost Basis)
($ in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$377	$—	$—
Residential mortgage	1,107	175	55
Auto finance	75	3	—
Home equity	199	47	75
Other consumer	1,487	—	—
Total loans modified	$3,244	$224	$131

None of the loans modified in the previous twelve months subsequently had a payment default during the three months ended March 31, 2025. The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months had a payment default during the three months ended March 31, 2024:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
($ in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Concession and Term Extension
Auto finance	$11	$—	$—
Total loans modified	$11	$—	$—
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for March 31, 2025 was the Moody's baseline scenario from February 2025, which was reviewed against the March 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the three months ended March 31, 2025:

($ in thousands)	Dec 31, 2024	Charge offs	Recoveries	Net Charge offs	Provision for Credit Losses	Mar 31, 2025	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$136,596	$(7,692)	$2,966	$(4,726)	$12,343	$144,213
Commercial real estate — owner occupied	9,417	—	—	—	2,009	11,426
Commercial and business lending	146,013	(7,692)	2,966	(4,726)	14,352	155,639
Commercial real estate — investor	71,547	(892)	—	(892)	7,533	78,187
Real estate construction	51,499	—	30	30	(5,216)	46,313
Commercial real estate lending	123,046	(892)	30	(863)	2,317	124,500
Total commercial	269,060	(8,585)	2,996	(5,589)	16,669	280,139
Residential mortgage	32,576	(239)	436	197	1,388	34,160
Auto finance	28,467	(2,330)	811	(1,519)	(916)	26,032
Home equity	16,620	(61)	350	289	(1,193)	15,716
Other consumer	16,824	(2,500)	424	(2,076)	553	15,300
Total consumer	94,486	(5,130)	2,021	(3,109)	(169)	91,209
Total loans	$363,545	$(13,714)	$5,017	$(8,698)	$16,500	$371,348
Allowance for unfunded commitments
Commercial and industrial	$14,456	$—	$—	$—	$2,048	$16,504
Commercial real estate — owner occupied	151	—	—	—	(37)	114
Commercial and business lending	14,607	—	—	—	2,011	16,618
Commercial real estate — investor	578	—	—	—	384	962
Real estate construction	19,591	—	—	—	(6,031)	13,560
Commercial real estate lending	20,169	—	—	—	(5,647)	14,522
Total commercial	34,776	—	—	—	(3,636)	31,140
Home equity	2,465	—	—	—	(12)	2,453
Other consumer	1,535	—	—	—	148	1,683
Total consumer	4,000	—	—	—	136	4,136
Total loans	$38,776	$—	$—	$—	$(3,500)	$35,276
Allowance for credit losses on loans
Commercial and industrial	$151,052	$(7,692)	$2,966	$(4,726)	$14,391	$160,717	1.47%
Commercial real estate — owner occupied	9,568	—	—	—	1,972	11,540	1.03%
Commercial and business lending	160,620	(7,692)	2,966	(4,726)	16,363	172,257	1.43%
Commercial real estate — investor	72,125	(892)	—	(892)	7,917	79,149	1.41%
Real estate construction	71,090	—	30	30	(11,247)	59,873	3.31%
Commercial real estate lending	143,215	(892)	30	(863)	(3,330)	139,022	1.88%
Total commercial	303,835	(8,585)	2,996	(5,589)	13,033	311,279	1.60%
Residential mortgage	32,576	(239)	436	197	1,388	34,160	0.49%
Auto finance	28,467	(2,330)	811	(1,519)	(916)	26,032	0.90%
Home equity	19,085	(61)	350	289	(1,205)	18,169	2.78%
Other consumer	18,359	(2,500)	424	(2,076)	700	16,983	5.46%
Total consumer	98,486	(5,130)	2,021	(3,109)	(33)	95,344	0.88%
Total loans	$402,322	$(13,714)	$5,017	$(8,698)	$13,000	$406,624	1.34%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2024:

($ in thousands)	Dec 31, 2023	Charge offs	Recoveries	Net Charge offs	Provision for Credit Losses	Dec 31, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(47,517)	$2,148	$(45,369)	$53,703	$136,596
Commercial real estate — owner occupied	10,610	(3)	7	4	(1,198)	9,417
Commercial and business lending	138,873	(47,520)	2,155	(45,365)	52,505	146,013
Commercial real estate — investor	67,858	(11,187)	—	(11,187)	14,876	71,547
Real estate construction	53,554	—	65	65	(2,119)	51,499
Commercial real estate lending	121,412	(11,187)	65	(11,122)	12,756	123,046
Total commercial	260,285	(58,707)	2,220	(56,487)	65,262	269,060
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467
Home equity	15,403	(216)	1,366	1,150	67	16,620
Other consumer	12,638	(6,922)	1,096	(5,826)	10,012	16,824
Total consumer	90,809	(17,709)	5,647	(12,062)	15,738	94,486
Total loans	$351,094	$(76,415)	$7,867	$(68,549)	$81,000	$363,545
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$1,137	$14,456
Commercial real estate — owner occupied	149	—	—	—	2	151
Commercial and business lending	13,468	—	—	—	1,139	14,607
Commercial real estate — investor	480	—	—	—	98	578
Real estate construction	17,024	—	—	—	2,567	19,591
Commercial real estate lending	17,504	—	—	—	2,664	20,169
Total commercial	30,972	—	—	—	3,803	34,776
Home equity	2,629	—	—	—	(164)	2,465
Other consumer	1,174	—	—	—	361	1,535
Total consumer	3,803	—	—	—	197	4,000
Total loans	$34,776	$—	$—	$—	$4,000	$38,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(47,517)	$2,148	$(45,369)	$54,840	$151,052	1.43%
Commercial real estate — owner occupied	10,759	(3)	7	4	(1,196)	9,568	0.84%
Commercial and business lending	152,341	(47,520)	2,155	(45,365)	53,644	160,620	1.37%
Commercial real estate — investor	68,338	(11,187)	—	(11,187)	14,973	72,125	1.38%
Real estate construction	70,578	—	65	65	447	71,090	3.59%
Commercial real estate lending	138,916	(11,187)	65	(11,122)	15,421	143,215	1.99%
Total commercial	291,257	(58,707)	2,220	(56,487)	69,065	303,835	1.61%
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576	0.46%
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467	1.01%
Home equity	18,032	(216)	1,366	1,150	(97)	19,085	2.87%
Other consumer	13,812	(6,922)	1,096	(5,826)	10,373	18,359	5.76%
Total consumer	94,613	(17,709)	5,647	(12,062)	15,935	98,486	0.91%
Total loans	$385,870	$(76,415)	$7,867	$(68,549)	$85,000	$402,322	1.35%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2024, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2024 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2024 or the first three months of 2025.

The Corporation had goodwill of $1.1 billion at both March 31, 2025 and December 31, 2024.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

($ in thousands)	Three Months Ended Mar 31, 2025	Year Ended Dec 31, 2024
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(58,652)	(56,449)
Net book value	$29,457	$31,660
Amortization during the period	$2,203	$8,811
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

($ in thousands)	Three Months Ended Mar 31, 2025	Year Ended Dec 31, 2024
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$87,683	$84,390
Additions	1,346	6,707
Decay	(1,731)	(8,060)
Valuation:
Changes in fair value of asset	(1,047)	4,646
Mortgage servicing rights at end of period	$86,251	$87,683
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,242,796	$6,285,018
Mortgage servicing rights to servicing portfolio	1.38%	1.40%
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2025. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

($ in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Nine months ended December 31, 2025	$6,608	$6,787
2026	8,811	11,469
2027	8,811	11,456
2028	3,485	10,799
2029	1,681	9,827
2030	61	8,782
Beyond 2030	—	27,131
Total estimated amortization expense and MSRs decay(a)	$29,457	$86,251
 (a) Includes the decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

($ in thousands)	Mar 31, 2025	Dec 31, 2024
Short-term funding
Federal funds purchased	$225,385	$370,325
Securities sold under agreements to repurchase	85,950	100,044
Federal funds purchased and securities sold under agreements to repurchase	311,335	470,369
Long-term funding
Corporation senior notes, at par	$300,000	$300,000
Corporation subordinated notes, at par	300,000	550,000
Discount and capitalized costs	(8,369)	(8,664)
Subordinated debt fair value hedge(a)	(521)	(3,996)
Finance leases	273	295
Total long-term funding	$591,382	$837,635
Total short and long-term funding, excluding FHLB advances	$902,718	$1,308,004
FHLB advances
Short-term FHLB advances	$1,420,000	$1,250,000
Long-term FHLB advances	611,519	611,551
FHLB advances fair value hedge(a)	(4,222)	(7,744)
Total FHLB advances	$2,027,297	$1,853,807

Total short and long-term funding	$2,930,015	$3,161,811
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At March 31, 2025, the Corporation had pledged securities valued at 201% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
($ in thousands)	Mar 31, 2025	Dec 31, 2024
Repurchase agreements
Agency mortgage-related securities	$85,950	$100,044
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
In January 2025, $250 million of 10-year subordinated notes issued in November 2014 by the Corporation matured and were repaid.
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
At inception, the Corporation designates the derivative contract as either a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a non-designated hedge. The hedge accounting methodologies applied for fair value, cash flow, and non-designated hedges are described in the Derivative and Hedging Activities note in the Corporation's 2024 Annual Report on Form 10-K.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $80 million and $81 million of investment securities as collateral at March 31, 2025, and December 31, 2024, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $9 million at March 31, 2025 and was approximately $250,000 at December 31, 2024. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2024 Annual Report on Form 10-K.

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments:

	Mar 31, 2025				Dec 31, 2024
	Asset		Liability		Asset		Liability
($ in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$2,750,000	$8,813	$250,000	$418	$1,950,000	$2,960	$1,150,000	$2,976
Foreign currency exchange forwards	302,233	1,460	41,696	115	127,518	2,457	216,665	563
Total designated as hedging instruments		10,273		533		5,418		3,539
Not designated as hedging instruments:
Interest rate-related and other instruments	4,040,636	81,446	6,835,672	136,453	3,858,867	88,541	6,992,894	170,928
Foreign currency exchange forwards	105,979	2,085	39,418	1,846	68,028	4,315	74,199	4,106
Mortgage banking(b)	55,617	988	100,500	583	28,580	580	85,000	—
Total not designated as hedging instruments		84,518		138,883		93,436		175,034
Gross derivatives before netting		94,791		139,416		98,854		178,573
Less: Legally enforceable master netting agreements		14,744		14,744		12,667		12,667
Less: Cash collateral pledged/received		19,389		140		35,190		250
Total derivative instruments, after netting		$60,658		$124,532		$50,997		$165,656

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps. As of March 31, 2025 such swaps with effective dates of November 1, 2025 had an asset notional amount and fair value of $150 million and $2 million, respectively. As of December 31, 2024 such swaps with effective dates ranging from February 1, 2025 to March 1, 2025 had an asset notional amount and fair value of $100 million and approximately $333,000, respectively, and a liability notional amount and fair value of $300 million and $1 million, respectively.
(b) The notional amount of the mortgage derivative asset includes interest rate lock commitments, while the notional amount of the mortgage derivative liability includes forward commitments. As of March 31, 2025 the fair value amount of the mortgage derivative asset included interest rate lock commitments, while the fair value amount of the mortgage derivative liability included forward commitments. As of December 31, 2024 the fair value of the mortgage derivative asset included approximately $327,000 of interest rate lock commitments and approximately $254,000 of forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
($ in thousands)	Mar 31, 2025		Dec 31, 2024
Other long-term funding	$(299,479)	$521	$(296,004)	$3,996
FHLB advances	(595,778)	4,222	(592,256)	7,744
Total	$(895,257)	$4,743	$(888,260)	$11,740

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At March 31, 2025 and December 31, 2024, the carrying amount excluded for foreign currency denominated loans was $344 million.
The Corporation terminated its $500 million fair value hedge during the fourth quarter of 2019. At March 31, 2025, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $212 million and is included in loans on the consolidated balance sheets. This amount includes approximately $807,000 of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three Months Ended Mar 31,
	2025		2024
($ in thousands)	Interest Income	Interest Expense	Interest Income	Interest Expense
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(1,149)	$2,219	$(4,863)	$5,322
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(32)	6,997	(40)	(10,210)
Derivatives designated as hedging instruments(a)	(1,118)	(4,778)	(4,823)	15,532
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Mar 31,
	2025	2024
($ in thousands)	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$1	$—
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	553	(9,070)
Derivatives designated as hedging instruments	(551)	9,070
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Interest rate-related instruments designated as cash flow hedging instruments
Amount of income (loss) recognized in OCI on cash flow hedge derivatives(a)	$7,268	$(19,461)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	1,118	4,823
(a) The entirety of gains (losses) recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $1 million will be reclassified as an increase to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to March 31, 2025. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 33 months as of March 31, 2025.

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Mar 31,
($ in thousands)		2025	2024
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(48)	$(71)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	1,466	(2,937)
Foreign currency exchange forwards	Capital markets, net	500	746
Interest rate lock commitments (mortgage)	Mortgage banking, net	661	227
Forward commitments (mortgage)	Mortgage banking, net	(837)	451
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
For additional information on the Corporation’s derivative and hedging activities, see the Derivative and Hedging Activities note in the Corporation's 2024 Annual Report on Form 10-K.
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
March 31, 2025	$62,246	$(14,744)	$(19,389)	$28,112	$(28,112)	$—
December 31, 2024	79,807	(12,667)	(35,190)	31,950	(31,950)	—

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
($ in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
March 31, 2025	$17,182	$(14,744)	$(140)	$2,298	$—	$2,298
December 31, 2024	14,369	(12,667)	(250)	1,452	—	1,452

Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

($ in thousands)	Mar 31, 2025	Dec 31, 2024
Commitments to extend credit(a), excluding commitments to originate residential mortgage loans held for sale(b)	$10,921,983	$11,173,438
Commercial letters of credit(a)	2,869	875
Standby letters of credit(c)	259,893	253,709
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at March 31, 2025 or December 31, 2024.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $3 million at both March 31, 2025 and December 31, 2024, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

($ in thousands)	Three Months Ended Mar 31, 2025	Year Ended Dec 31, 2024
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$34,776
Provision for unfunded commitments	(3,500)	4,000
Balance at end of period	$35,276	$38,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at March 31, 2025 was $196 million, compared to $205 million at December 31, 2024, included in tax credit and other investments on the consolidated balance sheets.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $9 million for both the three months ended March 31, 2025 and March 31, 2024. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $194 million at March 31, 2025 and $203 million at December 31, 2024.

The Corporation’s unfunded contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded contributions totaled $26 million at March 31, 2025 and $30 million at December 31, 2024. Additionally, at March 31, 2025, the Corporation also invests in a private SBA loan fund, recorded in equity securities on the consolidated balance sheets, which has a remaining unfunded contribution of $3 million.
For the three months ended March 31, 2025 and the year ended December 31, 2024, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $58 million at March 31, 2025 and $54 million at December 31, 2024, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of approximately $866,000 and $3 million for the three months ended March 31, 2025 and the year ended December 31, 2024, respectively. There were no loss reimbursement and settlement claims paid in the three months ended March 31, 2025 or for the year ended December 31, 2024. Make whole requests since January 1, 2024 generally arose from loans originated since January 1, 2022 with such balances totaling $3.4 billion at the time of sale, consisting primarily of loans sold to GSEs. As of March 31, 2025, $1.4 billion of those loans originated since January 1, 2022 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was approximately $584,000 at March 31, 2025 and approximately $553,000 at December 31, 2024.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2025 and December 31, 2024, there were $13 million and $14 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At March 31, 2025 and December 31, 2024, there were $159 million and $134 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 12 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2024 Annual Report on Form 10-K.

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Mar 31, 2025
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$521,323	$521,323	$521,323	$—	$—
Interest-bearing deposits in other financial institutions	711,033	711,033	711,033	—	—
Federal funds sold and securities purchased under agreements to resell	105	105	105	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	2,995	2,995	—	2,995	—
Residential mortgage-related securities:
FNMA / FHLMC	118,036	118,036	—	118,036	—
GNMA	4,438,964	4,438,964	—	4,438,964	—
Commercial mortgage-related securities:
FNMA / FHLMC	16,959	16,959	—	16,959	—
GNMA	111,433	111,433	—	111,433	—
Asset backed securities:
FFELP	104,774	104,774	—	104,774	—
SBA	410	410	—	410	—
Other debt securities	2,999	2,999	—	2,999	—
Total AFS investment securities	4,796,570	4,796,570	—	4,796,570	—
HTM investment securities:
U.S. Treasury securities	994	1,009	1,009	—	—
Obligations of state and political subdivisions (municipal securities), net	1,648,981	1,454,742	—	1,454,742	—
Residential mortgage-related securities:
FNMA / FHLMC	871,331	723,822	—	723,822	—
GNMA	42,972	39,977	—	39,977	—
Private-label	320,057	268,201	—	268,201	—
Commercial mortgage-related securities:
FNMA / FHLMC	770,177	640,734	—	640,734	—
GNMA	51,281	45,621	—	45,621	—
Total HTM investment securities, net	3,705,793	3,174,106	1,009	3,173,098	—
Equity securities:
Equity securities	10,831	10,831	10,760	—	71
Equity securities at NAV	12,500	12,500
Total equity securities	23,331	23,331

FHLB and Federal Reserve Bank stocks	194,244	194,244	—	194,244	—
Residential loans held for sale	47,611	47,611	—	47,611	—
Commercial loans held for sale	7,910	7,910	—	7,910	—
Loans, net	29,895,996	29,057,135	—	—	29,057,135
Bank and corporate owned life insurance	690,551	690,551	—	690,551	—
Mortgage servicing rights, net	86,251	86,251	—	—	86,251
Interest rate-related instruments designated as hedging instruments(a)	8,813	8,813	—	8,813	—
Foreign currency exchange forwards designated as hedging instruments(a)	1,460	1,460	—	1,460	—
Interest rate-related and other instruments not designated as hedging instruments(a)	81,446	81,446	—	81,446	—
Foreign currency exchange forwards not designated as hedging instruments(a)	2,085	2,085	—	2,085	—
Interest rate lock commitments to originate residential mortgage loans held for sale	988	988	—	—	988
Total selected assets at fair value	$40,775,509	$39,404,961	$1,244,229	$9,003,788	$29,144,444
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Mar 31, 2025
($ in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$6,135,946	$6,135,946	$—	$—	$6,135,946
Savings	5,247,291	5,247,291	—	—	5,247,291
Interest-bearing demand	9,075,133	9,075,133	—	—	9,075,133
Money market	6,820,038	6,820,038	—	—	6,820,038
Brokered CDs(a)	4,197,512	4,197,512	—	4,197,512	—
Other time deposits(a)	3,720,793	3,720,793	—	3,720,793	—
Total deposits	35,196,713	35,196,713	—	7,918,305	27,278,408

Federal funds purchased and securities sold under agreements to repurchase	311,335	311,336	—	311,336	—
FHLB advances	2,027,297	2,026,570	—	2,026,570	—
Other long-term funding	591,382	591,715	—	591,715	—
Standby letters of credit(b)	2,628	2,628	—	2,628	—
Interest rate-related instruments designated as hedging instruments(c)	418	418	—	418	—
Foreign currency exchange forwards designated as hedging instruments(c)	115	115	—	115	—
Interest rate-related and other instruments not designated as hedging instruments(c)	136,453	136,453	—	136,453	—
Foreign currency exchange forwards not designated as hedging instruments(c)	1,846	1,846	—	1,846	—
Forward commitments to sell residential mortgage loans	583	583	—	—	583
Total selected liabilities at fair value	$38,268,772	$38,268,377	$—	$10,989,386	$27,278,991

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $260 million at March 31, 2025. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(c) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Dec 31, 2024
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

	Dec 31, 2024
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
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

($ in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2023	$439	$673	$(234)
New production	11,771	(4,000)	15,771
Closed loans / settlements	(8,816)	3,512	(12,328)
Other	(3,068)	(438)	(2,630)
Change in mortgage derivative	(113)	(927)	814
Balance December 31, 2024	$327	$(254)	$580
New production	$2,410	$(812)	$3,221
Closed loans / settlements	(1,989)	653	(2,642)
Other	240	995	(755)
Change in mortgage derivative	661	837	(176)
Balance March 31, 2025	$988	$583	$404
The following table presents a rollforward of the fair value of Level 3 equity securities that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes:

($ in thousands)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	4,054
Purchases	22
Sales	(28,772)
Fair value as of December 31, 2024	$72
Purchases	10
Sales	(11)
Fair value as of March 31, 2025	$71

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

($ in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
Mar 31, 2025
Assets
Individually evaluated loans	Level 3	$20,151	Provision for credit losses	$5,096
OREO(b)	Level 2	2,059	Other noninterest expense / provision for credit losses(c)	4,407

Dec 31, 2024
Assets
Individually evaluated loans	Level 3	$31,483	Provision for credit losses	$17,454
OREO(b)	Level 2	276	Other noninterest expense / provision for credit losses(c)	1,067
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

Mar 31, 2025	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	5%
Individually evaluated loans	Appraisals / discounted cash flow	Collateral / discount factor	—%	-	38%	32%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	61%	-	100%	91%
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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan were as follows:

	Three Months Ended Mar 31,
($ in thousands)	2025	2024
RAP
Service cost	$810	$874
Interest cost	2,814	2,719
Expected return on plan assets	(9,809)	(8,650)
Amortization of prior service cost	(44)	(53)
Total net periodic pension cost	$(6,230)	$(5,111)
Postretirement Plan
Interest cost	$26	$18
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss (gain)	4	(7)
Total net periodic benefit cost	$12	$(8)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the other noninterest expense caption of the consolidated statements of income. The service cost components are included in personnel noninterest expense caption of the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2024 or the three months ended March 31, 2025.

Note 14 Segment Reporting
The Corporation is managed through operating segments based on our internal structure and management process, which is how we assess performance and allocate resources to the segments. Certain operating segments have been aggregated into our three reportable segments where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services. A description of the products and services and the related customers for each reportable segment can be found in the Segment Reporting note in the Corporation’s 2024 Annual Report on Form 10-K.
Effective beginning the fourth quarter of 2024, the Corporation made the change to move the private wealth operating segment from the Corporate and Commercial Specialty segment to the Community, Consumer and Business segment given its continued alignment with the products, services, and customers of that segment. This impacted the composition of the reportable segments and the Corporation has recast the impacted items of reportable segment information for the earlier presented periods.
The financial information of the Corporation’s segments disclosed below has been compiled utilizing the accounting policies described in the Corporation’s 2024 Annual Report on Form 10-K with certain exceptions based on internal management accounting policies. The significant exceptions are as follows:
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
The provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using methodologies described in the Corporation’s 2024 Annual Report on Form 10-K.
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

Financial information about the Corporation’s segments is presented below:

	As of and for the Quarter Ended March 31, 2025
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$227,286	$62,496	$(3,841)	$285,941
Net intersegment interest (expense) income	(93,342)	135,656	(42,314)	—
Net interest income (expense)	133,944	198,152	(46,155)	285,941
Noninterest income (expense)	12,903	49,100	(3,227)	58,776
Total income (expense) before provision	146,847	247,252	(49,382)	344,717
Provision for credit losses	19,014	6,072	(12,083)	13,003
Total income (expense) after provision	127,833	241,180	(37,299)	331,714
Noninterest expense
Personnel	21,327	59,871	42,699	123,897
Technology(b)	591	13,045	13,503	27,139
Occupancy(b)	—	27	15,354	15,381
Business development and advertising	934	837	4,615	6,386
Equipment(b)	—	1,103	3,424	4,527
Legal and professional	201	809	5,073	6,083
Loan and foreclosure costs	810	1,344	440	2,594
FDIC assessment	—	—	10,436	10,436
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	781	7,490	3,703	11,974
Allocated indirect expense (income)	20,508	52,291	(72,799)	—
Total noninterest expense	45,152	136,817	28,651	210,619
Net income (loss) before income taxes	82,681	104,363	(65,950)	121,095
Income tax expense (benefit)	15,696	21,916	(18,203)	19,409
Net income (loss)	$66,985	$82,447	$(47,747)	$101,687

Loans	$17,400,092	$12,417,213	$476,822	$30,294,127
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	18,202,227	13,245,770	11,861,139	43,309,136
(a) An unusual item of a $7 million loss on mortgage portfolio sale as a result of the settlement of the mortgage sale announced in the fourth quarter of 2024 is included within the noninterest income (expense) caption.
(b) A portion of total depreciation expense of approximately $61,000, $3 million, and $11 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the Quarter Ended March 31, 2024
($ in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$239,729	$61,395	$(43,266)	$257,858
Net intersegment interest (expense) income	(107,565)	143,987	(36,422)	—
Net interest income (expense)	132,164	205,382	(79,688)	257,858
Noninterest income	11,869	47,048	6,068	64,985
Total income (expense) before provision	144,033	252,430	(73,620)	322,843
Provision for credit losses	14,998	7,256	1,747	24,001
Total income (expense) after provision	129,035	245,174	(75,367)	298,842
Noninterest expense
Personnel	20,430	60,569	38,396	119,395
Technology(a)	601	11,349	14,250	26,200
Occupancy(a)	—	22	13,611	13,633
Business development and advertising	937	859	4,721	6,517
Equipment(a)	1	1,398	3,200	4,599
Legal and professional	135	401	4,136	4,672
Loan and foreclosure costs	246	1,652	81	1,979
FDIC assessment	—	—	13,946	13,946
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	763	6,388	(2,638)	4,513
Allocated indirect expense (income)	19,665	51,424	(71,089)	—
Total noninterest expense	42,778	134,062	20,817	197,657
Net income (loss) before income taxes	86,257	111,112	(96,184)	101,185
Income tax expense (benefit)	17,808	23,335	(21,127)	20,016
Net income (loss)	$68,449	$87,777	$(75,058)	$81,169

Loans	$16,171,212	$12,770,285	$552,766	29,494,263
Allocated goodwill	525,836	$579,156	—	1,104,992
Total assets	16,973,027	13,600,201	10,563,856	41,137,084
(a) A portion of total depreciation expense of approximately $61,000, $2 million, and $10 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.
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

Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at March 31, 2025 and 2024, including changes during the preceding three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

($ in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive (Loss) Income
Balance December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)
Other comprehensive income before reclassifications	31,832	—	4,770	36,602
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	1,927	—	—	1,927
Other assets / accrued expenses and other liabilities	—	7,268	—	7,268
Interest income	—	1,118	—	1,118
Personnel expense	—	—	(63)	(63)
Other expense	—	—	(4)	(4)
Income tax (expense) benefit	(8,420)	2,018	(1,173)	(7,576)
Net other comprehensive income during period	25,339	10,403	3,530	39,272
Balance March 31, 2025	$(23,655)	$9,135	$(20,624)	$(35,144)

Balance December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive (loss) before reclassifications	(29,889)	—	—	(29,889)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	197	—	—	197
HTM investment securities, net, at amortized cost(a)	2,060	—	—	2,060
Other assets / accrued expenses and other liabilities	—	(19,461)	—	(19,461)
Interest income	—	4,823	—	4,823
Personnel expense	—	—	(72)	(72)
Other expense	—	—	(7)	(7)
Income tax benefit (expense)	6,885	(1,688)	(1,633)	3,564
Net other comprehensive loss during period	(20,746)	(16,326)	(1,712)	(38,785)
Balance March 31, 2024	$(169,388)	$(13,246)	$(27,247)	$(209,881)
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Mar 31,
($ in thousands)	2025	2024
Operating lease costs	$1,702	$1,545
Finance lease costs	1	23
Operating lease cash flows	1,675	1,844
Finance lease cash flows	23	23

The right-of-use asset and lease liability by lease classifications on the consolidated balance sheets were as follows:

($ in thousands)	Consolidated Balance Sheets Category	Mar 31, 2025	Dec 31, 2024
Operating lease right-of-use asset	Premises and equipment	$32,509	$33,202
Operating lease liability	Accrued expenses and other liabilities	34,931	35,596
Finance lease liability	Other long-term funding	273	295
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Mar 31, 2025			Dec 31, 2024
($ in thousands)	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate
Operating leases
Retail and corporate offices	$37,595	8.15	4.27%	$39,072	8.30	4.26%
Land	3,766	6.48	3.81%	3,228	6.63	3.52%
Equipment	204	1.25	4.62%	204	1.50	4.62%
Total operating leases	$41,565	7.96	4.23%	$42,505	8.13	4.20%
Finance leases
Retail and corporate offices	$278	3.00	1.32%	$301	3.25	1.32%
Total finance leases	$278	3.00	1.32%	$301	3.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

($ in thousands)	Operating Leases	Finance Leases	Total Leases
Nine months ended December 31, 2025	$5,121	$69	$5,191
2026	6,397	93	6,490
2027	5,741	93	5,833
2028	4,998	23	5,021
2029	3,732	—	3,732
Beyond 2029	15,577	—	15,577
Total lease payments	$41,565	$278	$41,843
Less: interest	6,635	5	6,640
Present value of lease payments	$34,931	$273	$35,203
As of March 31, 2025 and December 31, 2024, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $1 million and $2 million of future lease obligations, respectively. The leases that had not yet commenced as of March 31, 2025 will commence in April 2025 with lease terms of 3 years to 7 years. Rental income generated by the Corporation's leases is included within occupancy expense on the consolidated statements of income.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, and as may be described from time to time in the Corporation’s subsequent SEC filings.
Overview
The following discussion and analysis is presented to assist in the understanding and evaluation of the Corporation’s financial condition and results of operations. It is intended to complement the unaudited consolidated financial statements, footnotes, and supplemental financial data appearing elsewhere in this Quarterly Report on Form 10-Q and should be read in conjunction therewith. Management continually evaluates strategic acquisition opportunities and various other strategic alternatives that could involve the sale or acquisition of branches or other assets, or the consolidation or creation of subsidiaries. Within the tables presented, certain columns and rows may not recalculate due to the use of rounded numbers for disclosure purposes.
Performance Summary
•Average loans of $30.1 billion increased $742 million, or 3%, from the first three months of 2024, driven primarily by increases in commercial and business lending and auto finance loans, partially offset by a decrease in residential mortgage lending resulting from the Corporation's balance sheet repositioning announced in the fourth quarter of 2024.
•Average deposits of $34.8 billion increased $1.6 billion, or 5%, from the first three months of 2024, driven by increases in all deposit types except noninterest-bearing demand and money market deposits.
•Net interest income of $286 million increased $28 million, or 11%, from the first three months of 2024, and net interest margin was 2.97%, compared to 2.79% for the first three months of 2024. The increases in net interest income and net interest margin were primarily driven by balance sheet repositioning announced in the fourth quarter of 2024.
•Provision for credit losses was $13 million compared to $24 million for the first three months of 2024, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest income of $59 million decreased $6 million, or 10%, from the first three months of 2024, primarily driven by a $7 million loss recognized related to the settlement of the mortgage loan sale as part of the balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $211 million increased $13 million, or 7%, from the first three months of 2024, primarily driven by increases in personnel expense due to annual merit increases and other noninterest expense primarily due to a $4 million OREO write down, partially offset by a decrease in FDIC assessment expense given the recognition of the FDIC special assessment in the first quarter of 2024.

Table 1 Summary Results of Operations: Trends

	Three months ended
($ in thousands, except per share data)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Net income (loss)	$101,687	$(161,615)	$88,018	$115,573	$81,169
Net income (loss) available to common equity	98,812	(164,490)	85,143	112,698	78,294
Earnings (loss) per common share - basic	0.60	(1.04)	0.56	0.75	0.52
Earnings (loss) per common share - diluted	0.59	(1.03)	0.56	0.74	0.52
Effective tax rate	16.03%	N/M	18.61%	(12.33)%	19.78%
N/M = Not Meaningful

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Mar 31, 2025			Dec 31, 2024			Mar 31, 2024
($ in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(a)(b)
Commercial and business lending	$11,724,484	$185,985	6.43%	$11,474,489	$194,355	6.74%	$10,816,255	$194,090	7.22%
Commercial real estate lending	7,313,994	121,034	6.71%	7,206,796	128,476	7.09%	7,389,962	138,850	7.56%
Total commercial	19,038,479	307,020	6.54%	18,681,285	322,831	6.88%	18,206,217	332,940	7.35%
Residential mortgage	7,256,320	66,823	3.68%	7,814,056	70,513	3.61%	7,896,956	68,787	3.48%
Auto finance	2,844,730	39,176	5.59%	2,771,414	39,365	5.65%	2,373,720	32,603	5.52%
Other retail	971,453	20,826	8.63%	935,162	21,041	8.98%	892,128	20,661	9.28%
Total loans	30,110,982	433,844	5.83%	30,201,918	453,750	5.98%	29,369,022	454,991	6.22%
Investment securities
Taxable	6,398,584	69,919	4.37%	5,745,085	50,752	3.53%	5,517,023	46,727	3.39%
Tax-exempt(a)	2,016,144	17,666	3.50%	2,085,957	17,653	3.39%	2,133,352	18,024	3.38%
Other short-term investments	757,227	9,111	4.88%	846,195	10,717	5.04%	576,782	8,311	5.80%
Total investment securities	9,171,955	96,696	4.22%	8,677,238	79,122	3.64%	8,227,158	73,062	3.55%
Total earning assets	39,282,937	$530,540	5.45%	38,879,155	$532,871	5.46%	37,596,179	$528,053	5.64%
Other assets, net	3,347,690			3,192,406			3,173,027
Total assets	$42,630,627			$42,071,562			$40,769,206
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,162,468	$17,929	1.41%	$5,132,247	$20,120	1.56%	$4,928,031	$21,747	1.77%
Interest-bearing demand	8,031,707	45,430	2.29%	7,623,230	46,061	2.40%	7,490,119	49,990	2.68%
Money market	6,079,551	39,560	2.64%	5,924,269	41,457	2.78%	6,116,604	47,306	3.11%
Network transaction deposits	1,847,972	20,067	4.40%	1,690,745	20,091	4.73%	1,651,937	22,205	5.41%
Time deposits	8,071,642	86,154	4.33%	8,228,420	95,158	4.60%	7,198,315	84,983	4.75%
Total interest-bearing deposits	29,193,341	209,140	2.91%	28,598,911	222,888	3.10%	27,385,005	226,231	3.32%
Federal funds purchased and securities sold under agreements to repurchase	375,910	3,622	3.91%	310,370	3,203	4.11%	263,979	2,863	4.36%
Other short-term funding	31,312	408	5.28%	88,415	1,135	5.11%	449,999	5,603	5.01%
FHLB advances	1,595,972	16,090	4.09%	1,456,087	17,908	4.89%	1,540,247	21,671	5.66%
Other long-term funding	627,658	11,085	7.06%	840,880	13,769	6.55%	539,106	10,058	7.46%
Total short and long-term funding	2,630,852	31,205	4.79%	2,695,752	36,015	5.33%	2,793,331	40,194	5.78%
Total interest-bearing liabilities	31,824,193	$240,345	3.06%	31,294,664	$258,903	3.29%	30,178,337	$266,425	3.55%
Noninterest-bearing demand deposits	5,640,123			5,738,557			5,882,052
Other liabilities	535,732			510,000			527,437
Stockholders’ equity	4,630,578			4,528,342			4,181,381
Total liabilities and stockholders’ equity	$42,630,627			$42,071,562			$40,769,206
Interest rate spread			2.39%			2.17%			2.09%
Net free funds			0.58%			0.64%			0.70%
Fully tax-equivalent net interest income and net interest margin		$290,195	2.97%		$273,968	2.81%		$261,628	2.79%
Fully tax-equivalent adjustment		4,254			3,680			3,770
Net interest income		$285,941			$270,289			$257,858
(a) The average yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(b) Loans held for sale have been included in the average balances.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $29 million and $28 million, or 11%, higher than the first three months of 2024, respectively. The Federal Reserve decreased the federal funds target interest rate by 100 bp in the second half of 2024 causing a decrease in the rate environment and resulted in the average yield on earning assets to decrease 19 bp and the cost of interest-bearing liabilities to decrease 49 bp from the first three months of 2024 given our ability to reprice deposits downwards. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average loans increased $742 million, or 3%, from the first three months of 2024, and average investment securities increased $945 million, or 11%, from the first three months of 2024.
•    Average interest-bearing liabilities increased $1.6 billion, or 5%, compared to the first three months of 2024. Average interest-bearing deposits increased $1.8 billion, or 7%, from the first three months of 2024, driven by increases in all deposit types except money market. Average total short and long-term funding decreased $162 million, or 6%, from the first three months of 2024, primarily driven by a decrease in other short-term funding related to the payoff of BTFP advances, partially offset by increases in all other funding categories. Average noninterest-bearing demand deposits decreased $242 million, or 4%, from the first three months of 2024.
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
Noninterest Income
Table 3 Noninterest Income

	Three months ended					Changes vs
($ in thousands, except as noted)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Wealth management fees	$22,498	$24,103	$24,144	$22,628	$21,694	(7)%	4%
Service charges and deposit account fees	12,814	13,232	13,708	12,263	12,439	(3)%	3%
Card-based fees	10,442	11,948	11,731	11,975	11,267	(13)%	(7)%
Other fee-based revenue	5,251	5,182	5,057	4,857	4,402	1%	19%
Total fee-based revenue	51,004	54,465	54,640	51,723	49,802	(6)%	2%
Capital markets, net	4,345	9,032	4,317	4,685	4,050	(52)%	7%
Mortgage banking, net	3,822	3,387	2,132	2,505	2,662	13%	44%
Loss on mortgage portfolio sale	(6,976)	(130,406)	—	—	—	(95)%	N/M
Bank and corporate owned life insurance	5,204	2,322	4,001	4,584	2,570	124%	102%
Other	2,251	2,257	2,504	2,222	2,327	—%	(3)%
Subtotal	59,650	(58,943)	67,595	65,719	61,411	N/M	(3)%
Asset (losses) gains, net	(878)	364	(474)	(627)	(306)	N/M	187%
Investment securities gains (losses), net	4	(148,194)	100	67	3,879	N/M	(100)%
Total noninterest income (loss)	$58,776	$(206,772)	$67,221	$65,159	$64,985	N/M	(10)%
Assets under management, at market value(a)	14,685	14,773	15,033	14,304	14,171	(1)%	4%
N/M = Not Meaningful
(a) $ in millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Loss on mortgage portfolio sale increased $7 million from the first three months of 2024, due to the recognition of a loss in the first quarter of 2025 related to the settlement of the mortgage sale announced in the fourth quarter of 2024.
•Bank and corporate owned life insurance increased $3 million from the first three months of 2024, driven by an increased number of claims.
•Investment securities gains (losses), net, decreased $4 million from the first three months of 2024, as a result of the sale of the Corporation's remaining Visa B shares in the first quarter of 2024.
Noninterest Expense
Table 4 Noninterest Expense

	Three months ended					Change vs
($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024	Dec 31, 2024	Mar 31, 2024
Personnel	$123,897	$125,944	$121,036	$121,581	$119,395	(2)%	4%
Technology	27,139	26,984	27,217	27,161	26,200	1%	4%
Occupancy	15,381	14,325	13,536	13,128	13,633	7%	13%
Business development and advertising	6,386	7,408	6,683	7,535	6,517	(14)%	(2)%
Equipment	4,527	4,729	4,653	4,450	4,599	(4)%	(2)%
Legal and professional	6,083	6,861	5,639	4,429	4,672	(11)%	30%
Loan and foreclosure costs	2,594	1,951	2,748	1,793	1,979	33%	31%
FDIC assessment	10,436	9,139	8,223	7,131	13,946	14%	(25)%
Other intangible amortization	2,203	2,203	2,203	2,203	2,203	—%	—%
Loss on prepayments of FHLB advances	—	14,243	—	—	—	(100)%	N/M
Other	11,974	10,496	8,659	6,450	4,513	14%	165%
Total noninterest expense	$210,619	$224,282	$200,597	$195,861	$197,657	(6)%	7%
Average FTEs(a)	4,006	3,982	4,041	4,025	4,070	1%	(2)%

(a) Average FTEs without overtime.
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $5 million from the first three months of 2024, primarily driven by annual merit increases.
•FDIC expense decreased $4 million from the first three months of 2024 as the first three months of 2024 included an $8 million nonrecurring expense related to the FDIC special assessment.
Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $19 million for the three months ended March 31, 2025, compared to income tax expense of $20 million for the three months ended March 31, 2024. The Corporation's effective tax rate from continuing operations was 16.03% and 19.78% for the three months ended March 31, 2025, and 2024, respectively. The decrease in income tax expense of $1 million and lower effective tax rate during the first three months of 2025 as compared to the same period of 2024 were primarily due to a partial release of a valuation allowance on deferred taxes offset by higher net income in the current period.
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

Balance Sheet Analysis
•At March 31, 2025, total assets were $43.3 billion, up $286 million, or 1%, from December 31, 2024, and up $2.2 billion, or 5%, from March 31, 2024.
•Interest bearing deposits in other financial institutions were $711 million at March 31, 2025, up $257 million, or 57%, from December 31, 2024, and up $291 million, or 69%, from March 31, 2024.
•AFS investment securities, at fair value were $4.8 billion at March 31, 2025, up $215 million, or 5%, from December 31, 2024, and up $1.1 billion, or 29%, from March 31, 2024. HTM investment securities, net, at amortized cost were $3.7 billion at March 31, 2025, down $33 million, or 1%, from December 31, 2024, and down $127 million, or 3%, from March 31, 2024. See Note 5 Investment Securities of the notes to consolidated financial statements for additional details.
•Loans of $30.3 billion at March 31, 2025 were up $526 million, or 2%, from December 31, 2024, and up $800 million, or 3%, from March 31, 2024. These increases were primarily driven by increases in the commercial loan portfolio. The increase from the first quarter of 2024 was partially offset by reductions in the residential mortgage portfolio as a result of the mortgage portfolio sale announced in the fourth quarter of 2024 and the sale closed in January 2025. The closure of this sale was the driver of the $599 million decrease in residential loans held for sale from December 31, 2024 to March 31, 2025. See Note 6 Loans of the notes to consolidated financial statements for additional details.
•At March 31, 2025, total deposits of $35.2 billion were up $548 million from December 31, 2024, or 2%, and were up $1.5 billion, or 4%, from March 31, 2024. See section Deposits and Customer Funding for additional information on deposits.
•Short-term funding was $311 million at March 31, 2025, decreasing $159 million, or 34%, from December 31, 2024 mainly due to lower federal funds purchased and down $454 million, or 59%, from March 31, 2024 primarily due to the payoff of BTFP advances. FHLB advances were $2.0 billion at March 31, 2025, up $173 million, or 9%, from December 31, 2024, and up $694 million, or 52%, from March 31, 2024. Other long-term funding was $591 million at March 31, 2025, down $246 million, or 29%, from December 31, 2024, due to subordinated notes maturing and up $55 million, or 10%, from March 31, 2024 due to the issuance of senior notes in 2024 that exceeded the subordinated notes that matured in the first quarter of 2025. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
Loans
Table 5 Period End Loan Composition

	Mar 31, 2025		Dec 31, 2024		Sep 30, 2024		Jun 30, 2024		Mar 31, 2024
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$10,925,769	36%	$10,573,741	36%	$10,258,899	34%	$9,970,412	34%	$9,858,329	33%
Commercial real estate — owner occupied	1,118,363	4%	1,143,741	4%	1,120,849	4%	1,102,146	4%	1,095,894	4%
Commercial and business lending	12,044,132	40%	11,717,483	39%	11,379,748	38%	11,072,558	37%	10,954,223	37%
Commercial real estate — investor	5,597,442	18%	5,227,975	18%	5,070,635	17%	5,001,392	17%	5,035,195	17%
Real estate construction	1,809,054	6%	1,982,632	7%	2,114,300	7%	2,255,637	8%	2,287,041	8%
Commercial real estate lending	7,406,496	24%	7,210,607	24%	7,184,934	24%	7,257,029	25%	7,322,237	25%
Total commercial	19,450,628	64%	18,928,090	64%	18,564,683	62%	18,329,587	62%	18,276,460	62%
Residential mortgage	6,999,654	23%	7,047,541	24%	7,803,083	26%	7,840,073	26%	7,868,180	27%
Auto finance	2,878,765	10%	2,810,220	9%	2,708,946	9%	2,556,009	9%	2,471,257	8%
Home equity	654,140	2%	664,252	2%	651,379	2%	634,142	2%	619,764	2%
Other consumer	310,940	1%	318,483	1%	262,806	1%	258,460	1%	258,603	1%
Total consumer	10,843,499	36%	10,840,496	36%	11,426,214	38%	11,288,684	38%	11,217,802	38%
Total loans	$30,294,127	100%	$29,768,586	100%	$29,990,897	100%	$29,618,271	100%	$29,494,263	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30% to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2024 and the first three months of 2025. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of March 31, 2025 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

($ in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$9,642,063	$918,992	$364,224	$490	$10,925,769	36%
Commercial real estate — owner occupied	719,495	297,522	101,347	—	1,118,363	4%
Commercial real estate — investor	5,276,919	285,208	35,314	—	5,597,442	18%
Real estate construction	1,770,267	35,278	2,825	684	1,809,054	6%
Commercial - adjustable	12,140,446	45,953	3,415	—	12,189,814	40%
Commercial - fixed	5,268,299	1,491,047	500,295	1,174	7,260,814	24%
Residential mortgage - adjustable	185,686	820,163	1,255,229	285	2,261,363	7%
Residential mortgage - fixed	6,061	54,445	355,310	4,322,475	4,738,291	16%
Auto finance	2,458	1,591,365	1,284,942	—	2,878,765	10%
Home equity	610,898	8,071	26,761	8,410	654,140	2%
Other consumer	256,290	29,257	17,466	7,927	310,940	1%
Total loans	$18,470,136	$4,040,301	$3,443,418	$4,340,272	$30,294,127	100%
Fixed-rate	$5,283,380	$3,172,954	$2,184,774	$4,339,987	$14,981,094	49%
Floating or adjustable rate	13,186,757	867,347	1,258,644	285	15,313,033	51%
Total	$18,470,136	$4,040,301	$3,443,418	$4,340,272	$30,294,127	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At March 31, 2025, $20.6 billion, or 68%, of the loans outstanding and $17.5 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2025, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and ABL and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Mar 31, 2025	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
($ in thousands)
Real Estate(a)	531	$2,077,026	$3,491,487	8%
Utilities(b)	221	2,725,966	3,446,062	8%
Credit Intermediation and Related Activities(c)	522	816,938	1,475,696	4%
Merchant Wholesalers, Durable Goods	423	608,898	1,058,158	3%
(a) Includes REIT lines.
(b) 62% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
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
Table 8 Largest Commercial Real Estate - Investor Property Type Exposures

Mar 31, 2025	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	38%
Industrial	4%	25%
Office	2%	17%
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
Table 9 Largest Real Estate Construction Property Type Exposures

Mar 31, 2025	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	56%
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
Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 89% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2025. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
The Corporation generally retains certain fixed-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management’s historical practice of originating and servicing residential mortgage loans, generally the Corporation’s 30-year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management’s analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain mortgage loan production on its balance sheet.
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
Table 10 Nonperforming Assets

($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Nonperforming assets
Commercial and industrial	$12,898	$19,084	$14,369	$21,190	$72,243
Commercial real estate — owner occupied	1,501	1,501	9,285	1,851	2,090
Commercial and business lending	14,399	20,585	23,654	23,041	74,333
Commercial real estate — investor	31,689	16,705	18,913	48,249	18,697
Real estate construction	125	30	15	16	18
Commercial real estate lending	31,814	16,735	18,928	48,265	18,715
Total commercial	46,213	37,320	42,582	71,306	93,047
Residential mortgage	72,455	70,038	70,138	68,058	69,954
Auto finance	7,692	7,402	7,456	6,986	7,158
Home equity	8,275	8,378	8,231	7,996	8,100
Other consumer	173	122	70	77	87
Total consumer	88,595	85,941	85,894	83,117	85,299
Total nonaccrual loans	134,808	123,260	128,476	154,423	178,346
Commercial real estate owned	19,114	11,914	11,914	914	914
Residential real estate owned	3,119	2,068	1,012	1,467	920
Bank properties real estate owned(a)	1,242	6,235	5,903	5,944	6,603
OREO	23,475	20,217	18,830	8,325	8,437
Repossessed assets	688	687	793	671	1,241
Total nonperforming assets	$158,971	$144,164	$148,098	$163,418	$188,025
Accruing loans past due 90 days or more
Commercial	$515	$642	$5,359	$384	$426
Consumer	2,521	2,547	1,748	1,970	1,992
Total accruing loans past due 90 days or more	$3,036	$3,189	$7,107	$2,354	$2,417
Restructured loans (accruing)
Commercial	$459	$475	$424	$410	$377
Consumer	3,192	3,057	2,141	2,166	2,080
Total restructured loans (accruing)	$3,651	$3,531	$2,565	$2,576	$2,457
Nonaccrual restructured loans (included in nonaccrual loans)	$3,451	$2,581	$1,840	$717	$1,141
Ratios
Nonaccrual loans to total loans	0.44%	0.41%	0.43%	0.52%	0.60%
NPAs to total loans plus OREO and repossessed assets	0.52%	0.48%	0.49%	0.55%	0.64%
NPAs to total assets	0.37%	0.34%	0.35%	0.39%	0.46%
Allowance for credit losses on loans to nonaccrual loans	301.63%	326.40%	309.43%	252.31%	217.43%

Table 10 Nonperforming Assets (continued)

($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Accruing loans 30-89 days past due
Commercial and industrial	$7,740	$1,260	$1,212	$2,052	$521
Commercial real estate — owner occupied	1,156	1,634	2,209	—	—
Commercial and business lending	8,896	2,893	3,421	2,052	521
Commercial real estate — investor	2,463	36,391	10,746	1,023	19,164
Real estate construction	—	21	88	—	1,260
Commercial real estate lending	2,463	36,412	10,834	1,023	20,424
Total commercial	11,360	39,305	14,255	3,075	20,945
Residential mortgage	13,568	14,892	13,630	10,374	9,903
Auto finance	12,522	14,850	15,458	15,814	12,521
Home equity	3,606	4,625	3,146	3,694	2,819
Other consumer	2,381	3,128	2,163	1,995	2,260
Total consumer	32,076	37,496	34,397	31,877	27,503
Total accruing loans 30-89 days past due	$43,435	$76,801	$48,651	$34,952	$48,448
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2025 was the Moody's baseline scenario from February 2025, which was reviewed against the March 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates in the Corporation's 2024 Annual Report on Form 10-K for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at March 31, 2025 and December 31, 2024 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 11 Allowance for Credit Losses on Loans

	Quarter Ended
($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Allowance for loan losses
Balance at beginning of period	$363,545	$361,765	$355,844	$356,006	$351,094
Provision for loan losses	16,500	14,000	19,000	21,000	27,000
Charge offs	(13,714)	(13,770)	(15,337)	(23,290)	(24,018)
Recoveries	5,017	1,551	2,258	2,127	1,930
Net charge offs	(8,698)	(12,220)	(13,078)	(21,163)	(22,088)
Balance at end of period	$371,348	$363,545	$361,765	$355,844	$356,006
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$35,776	$33,776	$31,776	$34,776
Provision for unfunded commitments	(3,500)	3,000	2,000	2,000	(3,000)
Balance at end of period	$35,276	$38,776	$35,776	$33,776	$31,776
Allowance for credit losses on loans	$406,624	$402,322	$397,541	$389,620	$387,782
Provision for credit losses on loans	13,000	17,000	21,000	23,000	24,000
Net loan (charge offs) recoveries
Commercial and industrial	$(4,726)	$(2,406)	$(10,649)	$(13,676)	$(18,638)
Commercial real estate — owner occupied	—	—	—	1	2
Commercial and business lending	(4,726)	(2,406)	(10,649)	(13,674)	(18,636)
Commercial real estate — investor	(892)	(6,617)	(1)	(4,569)	—
Real estate construction	30	4	2	28	30
Commercial real estate lending	(863)	(6,612)	2	(4,541)	30
Total commercial	(5,589)	(9,018)	(10,647)	(18,216)	(18,606)
Residential mortgage	197	(239)	(160)	(289)	(62)
Auto finance	(1,519)	(1,782)	(1,281)	(1,480)	(2,094)
Home equity	289	277	424	238	211
Other consumer	(2,076)	(1,457)	(1,414)	(1,417)	(1,537)
Total consumer	(3,109)	(3,202)	(2,431)	(2,947)	(3,482)
Total net charge offs	$(8,698)	$(12,220)	$(13,078)	$(21,163)	$(22,088)
Ratios
Allowance for credit losses on loans to total loans	1.34%	1.35%	1.33%	1.32%	1.31%
Allowance for credit losses on loans to net charge offs (annualized)	11.5x	8.3x	7.6x	4.6x	4.4x
Loan evaluation method for ACLL
Individually evaluated for impairment	$6,092	$5,689	$7,498	$16,882	$25,335
Collectively evaluated for impairment	400,532	396,632	390,043	372,738	362,447
Total ACLL	$406,624	$402,322	$397,541	$389,620	$387,782
Loan balance
Individually evaluated for impairment	$46,065	$37,172	$41,938	$70,763	$92,960
Collectively evaluated for impairment	30,248,062	29,731,414	29,948,958	29,547,508	29,401,303
Total loan balance	$30,294,127	$29,768,586	$29,990,897	$29,618,271	$29,494,263

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	Quarter Ended
(In basis points)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Net loan (charge offs) recoveries
Commercial and industrial	(18)	(9)	(43)	(55)	(77)
Commercial real estate — owner occupied	—	—	—	—	—
Commercial and business lending	(16)	(8)	(39)	(50)	(69)
Commercial real estate — investor	(7)	(51)	—	(37)	—
Real estate construction	1	—	—	—	1
Commercial real estate lending	(5)	(37)	—	(25)	—
Total commercial	(12)	(19)	(23)	(40)	(41)
Residential mortgage	1	(1)	(1)	(1)	—
Auto finance	(22)	(26)	(19)	(24)	(35)
Home equity	18	17	26	15	14
Other consumer	(268)	(208)	(216)	(221)	(232)
Total consumer	(11)	(11)	(8)	(10)	(13)
Total net charge offs	(12)	(16)	(18)	(29)	(30)
(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total nonaccrual loans increased $12 million, or 9%, from December 31, 2024, and decreased $44 million, or 24%, from March 31, 2024. The increase from December 31, 2024 was driven by increases in CRE - investor lending and residential mortgage lending, partially offset by a decrease in commercial and industrial lending. The decrease from March 31, 2024 was driven by a decrease in commercial and industrial lending, partially offset by increases in CRE - investor lending and residential mortgage lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs decreased $13 million from March 31, 2024, primarily driven by a decrease within commercial and industrial lending, partially offset by an increase in CRE - investor lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at March 31, 2025.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Mar 31, 2025		Dec 31, 2024		Sep 30, 2024		Jun 30, 2024		Mar 31, 2024
($ in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,135,946	17%	$5,775,657	17%	$5,857,421	17%	$5,815,045	18%	$6,254,135	19%
Savings	5,247,291	15%	5,133,295	15%	5,072,508	15%	5,157,103	16%	5,124,639	15%
Interest-bearing demand	9,075,133	26%	9,124,741	26%	8,605,578	26%	8,284,017	25%	8,747,127	26%
Money market	6,820,038	19%	6,637,915	19%	6,095,206	18%	6,294,895	19%	6,721,674	20%
Brokered CDs	4,197,512	12%	4,276,309	12%	4,242,670	13%	4,061,578	12%	3,931,230	12%
Other time deposits	3,720,793	11%	3,700,518	11%	3,680,914	11%	3,078,401	9%	2,934,352	9%
Total deposits	$35,196,713	100%	$34,648,434	100%	$33,554,298	100%	$32,691,039	100%	$33,713,158	100%
Other customer funding(a)	85,950		100,044		110,988		89,524		90,536
Total deposits and other customer funding	$35,282,663		$34,748,478		$33,665,286		$32,780,564		$33,803,694
Network transaction deposits(b)	$1,882,930		$1,758,388		$1,566,908		$1,502,919		$1,792,820
Net deposits and other customer funding(c)	29,202,221		28,713,780		27,855,707		27,216,066		28,079,644
Time deposits of more than $250,000	767,974		757,675		742,734		546,586		543,469
(a) Includes repurchase agreements.
(b) Included above in interest-bearing demand and money market.
(c) Total deposits and other customer funding, excluding brokered CDs and network transaction deposits.
•Total deposits, which are the Corporation's largest source of funds, increased $548 million, or 2% from December 31, 2024, and increased $1.5 billion, or 4%, from March 31, 2024. The increase from December 31, 2024, was driven by increases in all deposit categories besides brokered CDs and interest-bearing demand deposits which partially offset the overall increase, while the increase from March 31, 2024 was driven by increases in all deposit categories except non-interest bearing demand deposits.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 26.1% of total deposits at March 31, 2025, compared to 23.0% at December 31, 2024 and 22.9% at March 31, 2024. The increase was primarily driven by increases in uninsured balances in business deposit accounts.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2025, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of March 31, 2025, the Bank had $6.4 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2025, the Bank had $3.3 billion available for discount window borrowings.

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
The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits:
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Federal Reserve Bank balance	$705,696	$451,298	$405,776	$482,362	$419,554
Available FHLB Chicago capacity	6,362,599	7,097,420	6,164,539	5,184,341	7,035,768
Available Federal Reserve Bank discount window capacity	3,308,303	2,778,294	2,981,211	2,336,073	1,438,992
Funding available within one business day(a)	10,376,598	10,327,012	9,551,527	8,002,776	8,894,314
Available federal funds lines	1,284,000	1,164,000	1,401,000	1,406,000	1,495,000
Available brokered deposits capacity(b)	414,199	418,198	520,809	679,089	446,513
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$13,074,797	$12,909,210	$12,473,336	$11,087,865	$11,835,827
Uninsured and uncollateralized deposits	$9,170,483	$7,954,259	$7,492,684	$7,174,369	$7,710,911
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	113%	130%	127%	112%	115%
Coverage ratio of uninsured and uncollateralized deposits with total funding	143%	162%	166%	155%	153%
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
For the three months ended March 31, 2025, net cash provided by operating and financing activities was $98 million and $242 million, respectively, while net cash used in investing activities was $127 million, for a net increase in cash and cash equivalents of $213 million since year-end 2024. At March 31, 2025, assets of $43.3 billion increased $286 million, or 1%, from year-end 2024. On the funding side, deposits of $35.2 billion increased $548 million, or 2% from year-end 2024, short-term funding decreased $159 million, or 34%, and other long-term funding decreased $246 million, or 29%.
For the three months ended March 31, 2024, net cash provided by operating and financing activities was $155 million and $49 million, respectively, while net cash used in investing activities was $275 million, for a net decrease in cash and cash equivalents of $72 million since year-end 2023. At March 31, 2024, assets of $41.1 billion increased $121 million, from year-end 2023. On the funding side, deposits of $33.7 billion increased $267 million, or 1%, from year-end 2023, short-term funding increased $439 million, or 134%, and FHLB advances decreased $607 million, or 31%.

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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at March 31, 2025.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2024 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in EAR due to gradual moves in benchmark interest rates from a baseline scenario over 12 months. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first three months of 2025.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Mar 31, 2025		Dec 31, 2024
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.4%	1.4%	1.0%	0.7%
200 bp increase in interest rates	2.6%	2.6%	2.0%	1.3%
100 bp decrease in interest rates	(0.6)%	(0.7)%	(0.5)%	(0.2)%
200 bp decrease in interest rates	(1.5)%	(1.6)%	(1.3)%	(0.8)%
At March 31, 2025, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Mar 31, 2025	Dec 31, 2024
Instantaneous Rate Change
100 bp increase in interest rates	(8.5)%	(9.1)%
200 bp increase in interest rates	(17.6)%	(18.5)%
100 bp decrease in interest rates	7.0%	7.1%
200 bp decrease in interest rates	12.5%	12.6%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at March 31, 2025, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

($ in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$7,835,352	$70,546	$12,401	$5	$7,918,305
Short-term funding	8	311,335	—	—	—	311,335
FHLB advances	8	1,819,573	4,915	202,284	525	2,027,297
Other long-term funding	8	90	183	—	591,110	591,382
Operating leases	16	5,433	9,754	6,948	12,795	34,931
Total		$9,971,784	$85,398	$221,633	$604,435	$10,883,250
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At March 31, 2025, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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
For additional information regarding the potential for additional regulation and supervision, see Part I, Item 1A, Risk Factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024.

Table 18 Capital Ratios

	Quarter Ended
($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Risk-based capital(a)
CET1	$3,417,432	$3,396,836	$3,238,155	$3,172,298	$3,088,613
Tier 1 capital	3,611,544	3,590,948	3,432,267	3,366,410	3,282,725
Total capital	4,311,239	4,282,597	4,117,632	4,042,812	3,957,879
Total risk-weighted assets	33,800,823	33,950,173	33,326,479	32,767,830	32,753,344
Modified CECL transitional amount	—	22,425	22,425	22,425	22,425
CET1 capital ratio	10.11%	10.01%	9.72%	9.68%	9.43%
Tier 1 capital ratio	10.68%	10.58%	10.30%	10.27%	10.02%
Total capital ratio	12.75%	12.61%	12.36%	12.34%	12.08%
Tier 1 leverage ratio	8.69%	8.73%	8.49%	8.37%	8.24%
Selected equity and performance ratios
Total stockholders’ equity / total assets	10.82%	10.70%	10.46%	10.19%	10.13%
Dividend payout ratio(b)	38.33%	N/M	39.29%	29.33%	42.31%
Return on average assets	0.97%	(1.53)%	0.85%	1.13%	0.80%
Annualized noninterest expense / average assets	2.00%	2.12%	1.93%	1.92%	1.95%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2025.
Non-GAAP Measures
Table 19 Non-GAAP Measures

	Quarter Ended
($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Selected equity and performance ratios(a)
Tangible common equity / tangible assets(b)	7.96%	7.82%	7.50%	7.18%	7.08%
Return on average equity	8.91%	(14.20)%	8.09%	11.16%	7.81%
Return on average tangible common equity(c)	12.34%	(20.27)%	11.52%	16.25%	11.31%
Return on average CET1(c)	11.82%	(19.28)%	10.53%	14.54%	10.27%
Return on average tangible assets(c)	1.01%	(1.55)%	0.89%	1.18%	0.84%
Average stockholders' equity / average assets	10.86%	10.76%	10.46%	10.14%	10.26%
Tangible common equity reconciliation(b)
Common equity	$4,492,446	$4,411,450	$4,219,125	$4,048,225	$3,974,561
Goodwill and other intangible assets, net	(1,134,450)	(1,136,653)	(1,138,855)	(1,141,058)	(1,143,261)
Tangible common equity	$3,357,996	$3,274,797	$3,080,269	$2,907,167	$2,831,300
Tangible assets reconciliation(b)
Total assets	$43,309,136	$43,023,068	$42,210,815	$41,623,908	$41,137,084
Goodwill and other intangible assets, net	(1,134,450)	(1,136,653)	(1,138,855)	(1,141,058)	(1,143,261)
Tangible assets	$42,174,686	$41,886,415	$41,071,960	$40,482,850	$39,993,824
Average tangible common equity and average CET1 reconciliation(b)
Average common equity	$4,436,467	$4,334,230	$4,136,615	$3,972,092	$3,987,269
Average goodwill and other intangible assets, net	(1,135,584)	(1,137,826)	(1,140,060)	(1,142,368)	(1,144,588)
Average tangible common equity	3,300,883	3,196,404	2,996,555	2,829,725	2,842,681
Modified CECL transitional amount	—	22,425	22,425	22,425	22,425
Average accumulated other comprehensive loss(d)	64,680	151,862	172,711	241,634	188,067
Average deferred tax assets, net	24,886	23,462	23,564	24,506	12,303
Average CET1	$3,390,449	$3,394,154	$3,215,255	$3,118,290	$3,065,475
Average tangible assets reconciliation(b)
Average total assets	$42,630,627	$42,071,562	$41,389,711	$41,100,606	$40,769,206
Average goodwill and other intangible assets, net	(1,135,584)	(1,137,826)	(1,140,060)	(1,142,368)	(1,144,588)
Average tangible assets	$41,495,043	$40,933,736	$40,249,651	$39,958,238	$39,624,617

	Quarter Ended
($ in thousands)	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2024
Adjusted net income (loss) reconciliation(c)
Net income (loss)	$101,687	$(161,615)	$88,018	$115,573	$81,169
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income (loss)	$103,339	$(159,963)	$89,670	$117,225	$82,821
Adjusted net income (loss) available to common equity reconciliation(c)
Net income (loss) available to common equity	$98,812	$(164,490)	$85,143	$112,698	$78,294
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income (loss) available to common equity	$100,464	$(162,838)	$86,795	$114,350	$79,946
Pre-tax pre-provision income (loss)(e)
Income (loss) before income taxes	$121,095	$(177,752)	$108,142	$102,884	$101,185
Provision for credit losses	13,003	16,986	20,991	23,008	24,001
Pre-tax pre-provision income (loss)	$134,098	$(160,766)	$129,133	$125,892	$125,186
Period end core customer deposits reconciliation
Total deposits	$35,196,713	$34,648,434	$33,554,298	$32,691,039	$33,713,158
Network transaction deposits	(1,882,930)	(1,758,388)	(1,566,908)	(1,502,919)	(1,792,820)
Brokered CDs	(4,197,512)	(4,276,309)	(4,242,670)	(4,061,578)	(3,931,230)
Core customer deposits	$29,116,271	$28,613,737	$27,744,719	$27,126,542	$27,989,108
Average core customer deposits reconciliation
Average total deposits	$34,833,464	$34,337,468	$33,320,825	$32,629,404	$33,267,057
Average network transaction deposits	(1,847,972)	(1,690,745)	(1,644,305)	(1,595,312)	(1,651,937)
Average brokered CDs	(4,315,311)	(4,514,841)	(4,247,941)	(3,927,727)	(4,268,881)
Average core customer deposits	$28,670,181	$28,131,882	$27,428,578	$27,106,365	$27,346,239
Total expense for efficiency ratios reconciliation
Noninterest expense	$210,619	$224,282	$200,597	$195,861	$197,657
Less: Other intangible amortization	2,203	2,203	2,203	2,203	2,203
Total expense for fully tax-equivalent efficiency ratio	208,416	222,080	198,394	193,658	195,454
Less: FDIC special assessment	—	—	—	—	7,696
Less: Announced initiatives(b)	—	14,243	—	—	—
Total expense for adjusted efficiency ratio	$208,416	$207,836	$198,394	$193,658	$187,758
Total revenue for efficiency ratios reconciliation
Net interest income	$285,941	$270,289	$262,509	$256,593	$257,858
Noninterest income	58,776	(206,772)	67,221	65,159	64,985
Less: Investment securities gains (losses), net	4	(148,194)	100	67	3,879
Fully tax-equivalent adjustment	4,254	3,680	3,723	3,747	3,770
Total revenue for fully tax-equivalent efficiency ratio	348,968	215,390	333,353	325,432	322,733
Less: Announced initiatives(b)	(6,976)	(130,406)	—	—	—
Total revenue for adjusted efficiency ratio	$355,943	$345,795	$333,353	$325,432	$322,733
Efficiency ratios (expense / revenue)
Fully tax-equivalent efficiency ratio	59.72%	103.11%	59.51%	59.51%	60.56%
Adjusted efficiency ratio	58.55%	60.10%	59.51%	59.51%	58.18%
(a) These capital measurements are used by management, regulators, investors, and analysts to assess, monitor, and compare the quality and composition of our capital with the capital of other financial services companies.
(b) The ratio tangible common equity to tangible assets excludes goodwill and other intangible assets, net. This financial measure has been included as it is considered to be a critical metric with which to analyze and evaluate financial condition and strength.
(c) Adjusted net income and adjusted net income available to common equity, which are used in the calculation of return on average tangible assets and return on average tangible common equity, respectively, add back other intangible amortization, net of tax.
(d) The Corporation is not classified as an advanced approaches holding company as defined by the Federal Reserve. As such, the Corporation has elected to be subject to the AOCI-related adjustments when calculating common equity tier 1 capital which allows the Corporation to opt-out of the requirement to include most components of AOCI in common equity tier 1 capital. This adjustment reflects that election.
(e) Management believes this measure is meaningful because it reflects adjustments commonly made by management, investors, regulators, and analysts to evaluate the adequacy of earnings per common share, provide greater understanding of ongoing operations, and enhance comparability of results with prior periods.

Sequential Quarter Results
The Corporation reported net income of $102 million for the first quarter of 2025, compared to a net loss of $162 million for the fourth quarter of 2024, with the net loss attributable to impacts of balance sheet restructuring announced in the fourth quarter of 2024. Net income available to common equity was $99 million for the first quarter of 2025, or $0.60 for basic earnings per common share and $0.59 for diluted earnings per common share. Comparatively, the net loss available to common equity for the fourth quarter of 2024 was $164 million, or $1.04 for basic loss per common share and $1.03 for diluted loss per common share (see Table 1).
Fully tax-equivalent net interest income for the first quarter of 2025 was $290 million, $16 million, or 6%, higher than the fourth quarter of 2024. The net interest margin in the first quarter of 2025 was up 16 bp to 2.97%. Average earning assets increased $404 million, or 1%, to $39.3 billion in the first quarter of 2025. Average loans decreased $91 million, primarily driven by a decrease in residential mortgage lending as a result of the completion of the Corporation's mortgage loan sale as part of the balance sheet repositioning announced in the fourth quarter of 2024. On the funding side, average total interest-bearing deposits increased $594 million, or 2%, driven primarily by and increase in interest-bearing demand deposits. In the first quarter of 2025, average FHLB advances increased $140 million, or 10%, given funding needs and average other long-term funding decreased $213 million, or 25%, due to subordinated notes maturing in the first quarter of 2025 (see Table 2).
The provision for credit losses was $13 million for the first quarter of 2025 and $17 million for the fourth quarter of 2024 (see Table 11). See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the first quarter of 2025 was $59 million, compared to a loss of $207 million in the fourth quarter of 2024, as a result of the impacts of the balance sheet restructuring announced in the fourth quarter of 2024 (see Table 3).
Noninterest expense for the first quarter of 2025 was $211 million, down $14 million, or 6%, from the fourth quarter of 2024, driven primarily by the recognition of a loss on prepayment of FHLB advances as part of the balance sheet restructuring announced in the fourth quarter of 2024 (see Table 4).
For the first quarter of 2025, the Corporation recognized income tax expense of $19 million, compared to an income tax benefit of $16 million for the fourth quarter of 2024 given the net income recognized in the first quarter as compared to the net loss recognized in the fourth quarter. See section Income Taxes for a more detailed discussion.
Segment Review
The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in the Corporation’s 2024 Annual Report on Form 10-K and Note 14 Segment Reporting of the notes to consolidated financial statements.

Table 20 Selected Segment Financial Data

	Three Months Ended Mar 31,
($ in thousands)	2025	2024	% Change
Corporate and Commercial Specialty
Total revenue	$146,847	$144,033	2%
Provision for credit losses	19,014	14,998	27%
Noninterest expense	45,152	42,778	6%
Income tax expense	15,696	17,808	(12)%
Net income	66,985	68,449	(2)%
Average earning assets	17,002,754	16,025,524	6%
Average loans	16,997,009	16,020,376	6%
Average deposits	7,244,897	7,277,094	—%
Community, Consumer, and Business
Total revenue	$247,252	$252,430	(2)%
Provision for credit losses	6,072	7,256	(16)%
Noninterest expense	136,817	134,062	2%
Income tax expense	21,916	23,335	(6)%
Net income	82,447	87,777	(6)%
Average earning assets	12,650,533	12,787,358	(1)%
Average loans	12,647,122	12,787,358	(1)%
Average deposits	21,294,167	20,128,601	6%
Risk Management and Shared Services
Total revenue	$(49,382)	$(73,620)	(33)%
Provision for credit losses	(12,083)	1,747	N/M
Noninterest expense	28,651	20,817	38%
Income tax benefit	(18,203)	(21,127)	(14)%
Net loss	(47,747)	(75,058)	(36)%
Average earning assets	9,629,650	8,783,297	10%
Average loans	466,851	561,288	(17)%
Average deposits	6,294,400	5,861,362	7%
N//M = Not meaningful

Notable Changes in Segment Financial Data
Corporate and Commercial Specialty
•Average earning assets and average loans both increased $977 million from the three months ended March 31, 2024, primarily driven by growth in commercial and business lending.
Community, Consumer, and Business
•Net income decreased $5 million from the three months ended March 31, 2024, driven by a $7 million decrease in net interest income due to lower FTP allocations and a $2 million increase in noninterest expense primarily due to increased technology expenses. These were offset by a $2 million increase in noninterest income primarily due to increased mortgage banking revenues and a $1 million reduction in income tax expense due to lower pre-tax income.
•Average deposits increased $1.2 billion from the three months ended March 31, 2024, driven by increases in all interest-bearing deposit categories, partially offset by decreases in noninterest bearing demand deposits.
Risk Management and Shared Services
•Total revenue increased $24 million from the three months ended March 31, 2024, primarily driven by more favorable FTP allocations.
•Noninterest expense increased $8 million from the three months ended March 31, 2024, primarily due to a $4 million increase in personnel expense, a $2 million increase in occupancy expense, and a $6 million increase in other noninterest expense primarily due to a $4 million OREO write down. These increases were offset by a $4 million decrease in FDIC expense due to a nonrecurring FDIC special assessment expense incurred in the first quarter of 2024 and lower allocated expenses.

•Net loss decreased $27 million from the three months ended March 31, 2024, primarily due to the changes noted above and a $3 million income tax benefit primarily due to the release of a valuation reserve on deferred taxes.
•Average earning assets increased $846 million from the three months ended March 31, 2024, driven by higher balances of AFS investment securities in the portfolio and higher deposits in other financial institutions offset by a decrease in average loans.
•Average loans decreased $94 million from the three months ended March 31, 2024, driven by lower balances in all loan categories.
•Average deposits increased $433 million from the three months ended March 31, 2024, primarily driven by increases in all deposit types except for time deposits.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The determination of the ACLL is particularly susceptible to significant change. A discussion of these estimates can be found in the Critical Accounting Estimates section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2024 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting estimates since December 31, 2024.
Recent Developments
On April 29, 2025, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.23 per common share, payable on June 16, 2025, to shareholders of record at the close of business on June 2, 2025.
The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on June 16, 2025, to shareholders of record at the close of business on June 2, 2025.
The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on June 16, 2025, to shareholders of record at the close of business on June 2, 2025.

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
As of March 31, 2025, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2025.
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
There have been no material changes in the Risk Factors described in the Corporation’s 2024 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2025, the Corporation repurchased $28 million of common stock, including $22 million of open market repurchases and $6 million of repurchases related to tax withholding on equity compensation. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2025 - January 31, 2025	—	$—	—
February 1, 2025 - February 28, 2025	1,042,756	24.83	900,000
March 1, 2025 - March 31, 2025	100,121	22.19	—
Total	1,142,877	$24.59	900,000	1,733,889
(a) During the first quarter of 2025, the Corporation repurchased 242,877 shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2021 authorization.
(b) At March 31, 2025, there remained $39 million authorized to be repurchased under the Board of Directors' 2021 $100 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on March 31, 2025.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended March 31, 2025, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (10), Employment Transition - Letter Agreement between Associated Banc-Corp and Paul Schmidt, effective January 20, 2025.
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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: April 29, 2025	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: April 29, 2025	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: April 29, 2025	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer