Form 10-Q
period 2025-06-30
ASSOCIATED BANC-CORP
filed 2025-07-29
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2025

or

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 25, 2025 was 165,848,030.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ABL	Asset-Based Lending
ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Net Asset Value measured at fair value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees

Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rev Loan(s)	Revolving loans
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Jun 30, 2025	Dec 31, 2024
(in thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$521,167	$544,059
Interest-bearing deposits in other financial institutions	738,938	453,590
Federal funds sold and securities purchased under agreements to resell	—	21,955
AFS investment securities, at fair value	5,036,508	4,581,434
HTM investment securities, net, at amortized cost	3,672,101	3,738,687
Equity securities	25,912	23,242
FHLB and Federal Reserve Bank stocks, at cost	278,356	179,665
Residential loans held for sale	96,804	646,687
Commercial loans held for sale	8,406	32,634
Loans	30,607,605	29,768,586
Allowance for loan losses	(376,515)	(363,545)
Loans, net	30,231,091	29,405,041
Tax credit and other investments	247,111	258,886
Premises and equipment, net	377,372	379,093
Bank and corporate owned life insurance	691,470	689,000
Goodwill	1,104,992	1,104,992
Other intangible assets, net	27,255	31,660
Mortgage servicing rights, net	85,245	87,683
Interest receivable	168,627	167,772
Other assets	682,373	676,987
Total assets	$43,993,729	$43,023,068
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,782,487	$5,775,657
Interest-bearing deposits	28,365,079	28,872,777
Total deposits	34,147,565	34,648,434
Short-term funding	75,585	470,369
FHLB advances	3,879,489	1,853,807
Other long-term funding	593,530	837,635
Allowance for unfunded commitments	35,276	38,776
Accrued expenses and other liabilities	481,503	568,485
Total liabilities	$39,212,948	$38,417,506
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,890	$1,890
Surplus	2,044,481	2,047,349
Retained earnings	3,049,383	2,919,252
Accumulated other comprehensive loss	(14,297)	(74,416)
Treasury stock, at cost	(494,788)	(482,626)
Total common equity	4,586,669	4,411,450
Total stockholders’ equity	4,780,781	4,605,562
Total liabilities and stockholders’ equity	$43,993,729	$43,023,068
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	189,016,409	189,016,409
Common shares outstanding	165,778,220	166,177,658
Numbers may not recalculate due to rounding conventions.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$447,781	$456,788	$881,080	$911,260
Interest and dividends on investment securities
Taxable	71,174	50,278	140,962	96,826
Tax-exempt	13,902	14,669	27,858	29,443
Other interest	12,679	8,539	21,921	16,133
Total interest income	545,536	530,274	1,071,821	1,053,662
Interest expense
Interest on deposits	197,656	221,062	406,796	447,293
Interest on federal funds purchased and securities sold under agreements to repurchase	2,004	2,303	5,626	5,166
Interest on other short-term funding	287	6,077	695	10,785
Interest on FHLB advances	34,889	34,143	50,979	55,814
Interest on other long-term funding	10,700	10,096	21,785	20,154
Total interest expense	245,536	273,681	485,881	539,211
Net interest income	300,000	256,593	585,940	514,451
Provision for credit losses	17,996	23,008	30,999	47,009
Net interest income after provision for credit losses	282,004	233,585	554,941	467,442
Noninterest income
Wealth management fees	23,025	22,628	45,522	44,323
Service charges and deposit account fees	13,147	12,263	25,961	24,702
Card-based fees	11,200	11,975	21,642	23,242
Other fee-based revenue	4,995	4,857	10,245	9,259
Capital markets, net	5,765	4,685	10,110	8,735
Mortgage banking, net	4,213	2,505	8,035	5,166
Loss on mortgage portfolio sale	—	—	(6,976)	—
Bank and corporate owned life insurance	4,135	4,584	9,339	7,154
Asset losses, net	(1,735)	(627)	(2,613)	(933)
Investment securities gains, net	7	67	11	3,947
Other	2,226	2,222	4,477	4,549
Total noninterest income	66,977	65,159	125,754	130,144
Noninterest expense
Personnel	126,994	121,581	250,890	240,976
Technology	26,508	27,161	53,646	53,362
Occupancy	12,644	13,128	28,025	26,761
Business development and advertising	7,748	7,535	14,134	14,052
Equipment	4,494	4,450	9,021	9,049
Legal and professional	6,674	4,429	12,757	9,101
Loan and foreclosure costs	2,705	1,793	5,299	3,771
FDIC assessment	9,708	7,131	20,144	21,077
Other intangible amortization	2,203	2,203	4,405	4,405
Other	9,674	6,450	21,648	10,963
Total noninterest expense	209,352	195,861	419,971	393,518
Income before income taxes	139,629	102,884	260,724	204,068
Income tax expense (benefit)	28,399	(12,689)	47,808	7,326
Net income	111,230	115,573	212,916	196,742
Preferred stock dividends	2,875	2,875	5,750	5,750
Net income available to common equity	$108,355	$112,698	$207,166	$190,992
Earnings per common share
Basic	$0.65	$0.75	$1.25	$1.27
Diluted	$0.65	$0.74	$1.24	$1.26
Average common shares outstanding
Basic	164,936	149,872	165,081	149,864
Diluted	166,343	151,288	166,506	151,310
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
Net income	$111,230	$115,573	$212,916	$196,742
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	21,317	(11,126)	53,149	(41,014)
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,059	2,122	3,986	4,182
Reclassification adjustment for net losses realized in net income	—	—	—	197
Income tax (expense) benefit	(5,830)	2,253	(14,251)	9,138
Other comprehensive income (loss) on AFS securities	17,545	(6,751)	42,884	(27,498)
Cash flow hedge derivatives
Net unrealized gains (losses)	1,264	(6,787)	8,532	(26,248)
Reclassification adjustment for net losses realized in net income	1,437	4,769	2,555	9,592
Income tax benefit (expense)	650	(503)	2,668	(2,192)
Other comprehensive income (loss) on cash flow hedge derivatives	3,352	(2,522)	13,755	(18,848)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(63)	(73)	(126)	(144)
Net actuarial gain	—	—	4,770	—
Amortization of actuarial gain	(4)	(7)	(8)	(14)
Income tax expense (benefit)	17	20	(1,157)	(1,614)
Other comprehensive (loss) income on pension and postretirement obligations	(50)	(60)	3,480	(1,772)
Total other comprehensive income (loss)	20,847	(9,333)	60,119	(48,117)
Comprehensive income	$132,076	$106,241	$273,035	$148,625
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2024	$194,112	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Comprehensive income:
Net income	—	—	—	101,687	—	—	101,687
Other comprehensive income	—	—	—	—	39,272	—	39,272
Comprehensive income							140,959
Common stock issued:
Public common stock offering	—	—	(52)	—	—	—	(52)
Stock-based compensation plans, net	—	—	(14,297)	—	—	16,489	2,192
Purchase of treasury stock, open market purchases	—	—	—	—	—	(22,292)	(22,292)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,816)	(5,816)
Cash dividends:
Common stock(a)	—	—	—	(38,538)	—	—	(38,538)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,419	—	—	—	7,419
Balance, March 31, 2025	$194,112	$1,890	$2,040,419	$2,979,526	$(35,144)	$(494,246)	$4,686,558

Comprehensive income:
Net income	—	—	—	111,230	—	—	111,230
Other comprehensive income	—	—	—	—	20,847	—	20,847
Comprehensive income							132,076
Common stock issued:
Stock-based compensation plans, net	—	—	543	—	—	(449)	94
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(93)	(93)
Cash dividends:
Common stock(a)	—	—	—	(38,498)	—	—	(38,498)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,518	—	—	—	3,518
Balance, June 30, 2025	$194,112	$1,890	$2,044,481	$3,049,383	$(14,297)	$(494,788)	$4,780,781
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.23 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	$194,112	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	81,169	—	—	81,169
Other comprehensive (loss)	—	—	—	—	(38,785)	—	(38,785)
Comprehensive income							42,384
Common stock issued:
Stock-based compensation plans, net	—	—	(13,839)	—	—	17,749	3,910
Purchase of treasury stock, open market purchases	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(4,572)	(4,572)
Cash dividends:
Common stock(a)	—	—	—	(33,527)	—	—	(33,527)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,669	—	—	—	7,669
Balance, March 31, 2024	$194,112	$1,752	$1,708,652	$2,991,571	$(209,881)	$(517,533)	$4,168,673

Comprehensive income:
Net income	—	—	—	115,573	—	—	115,573
Other comprehensive (loss)	—	—	—	—	(9,333)	—	(9,333)
Comprehensive income							106,241
Common stock issued:
Stock-based compensation plans, net	—	—	(1,704)	—	—	2,230	526
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(1,088)	(1,088)
Cash dividends:
Common stock(a)	—	—	—	(33,507)	—	—	(33,507)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	4,368	—	—	—	4,368
Balance, June 30, 2024	$194,112	$1,752	$1,711,316	$3,070,762	$(219,214)	$(516,391)	$4,242,337
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.22 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$212,916	$196,742
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,999	47,009
Depreciation and amortization	26,006	24,519
Change in MSRs valuation	1,632	(2,567)
Amortization of other intangible assets	4,405	4,405
Amortization and accretion on earning assets, funding, and other, net	18,278	20,405
Net amortization of tax credit investments	17,058	17,788
Gains on sales of investment securities, net	—	(3,857)
Asset losses, net	2,613	933
(Gain) loss on mortgage banking activities, net	(683)	882
Loss on mortgage portfolio sale	6,976	—
Mortgage loans originated for sale	(273,947)	(274,358)
Proceeds from sales of mortgage loans held for sale	238,557	228,732
Changes in certain assets and liabilities:
Increase in interest receivable	(854)	(3,537)
(Decrease) increase in interest payable	(3,681)	13,646
Decrease in expense payable	(11,116)	(15,042)
(Decrease) increase in net derivative position	(50,962)	10,523
Net change in other assets and other liabilities	21,440	1,772
Net cash provided by operating activities	239,637	267,996
Cash flows from investing activities
Net increase in loans	(865,086)	(378,926)
Purchases of:
AFS securities	(910,262)	(695,457)
HTM securities	(994)	—
FHLB and Federal Reserve Bank stocks and equity securities	(177,712)	(99,192)
Proceeds from:
Sales of AFS securities	—	9,472
Sales of FHLB and Federal Reserve Bank stocks and equity securities	76,535	139,110
Prepayments, calls, and maturities of AFS securities	504,380	328,990
Prepayments, calls, and maturities of HTM securities	69,279	62,894
Sales, prepayments, calls, and maturities of other assets	7,813	1,700
Sale of mortgage portfolio	564,375	—
Premises, equipment, and software	(18,046)	(20,016)
Net change in tax credit and alternative investments	(14,903)	(3,667)
Net cash used in investing activities	(764,621)	(655,093)
Cash flows from financing activities
Net decrease in deposits	(500,869)	(755,009)
Net (decrease) increase in short-term funding	(394,784)	532,759
Net increase in short-term FHLB advances	2,220,000	735,000
Repayment of long-term FHLB advances	(400,065)	(696)
Proceeds from long-term FHLB advances	200,000	2,656
Repayment of finance lease principal	(45)	(44)
Repayment of long-term funding	(250,000)	—
Proceeds from issuance of common stock for stock-based compensation plans	2,286	4,436
Purchase of treasury stock, open market purchases	(22,292)	(18,289)
Purchase of treasury stock, stock-based compensation plans	(5,910)	(5,660)
Cash dividends on common stock	(77,036)	(67,034)
Cash dividends on preferred stock	(5,750)	(5,750)
Payments for other financing activities	(52)	—
Net cash provided by financing activities	765,485	422,369
Net increase in cash and cash equivalents	240,501	35,272
Cash and cash equivalents at beginning of period	1,019,604	923,823
Cash and cash equivalents at end of period(a)	$1,260,105	$959,094
Numbers may not recalculate due to rounding conventions.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$488,277	$525,006
Cash (received) paid for income and franchise taxes	(13,942)	3,413
Loans and bank premises transferred to OREO	22,038	1,340
Capitalized mortgage servicing rights	3,256	2,490
Loans transferred from held for sale into portfolio, net	(43,020)	(84,559)
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	(11,096)	9,779
Fair value adjustments on foreign currency exchange forwards	(4,579)	2,113
Fair value adjustments on cash flow hedges	13,755	(18,848)

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

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$111,230	$115,573	$212,916	$196,742
Preferred stock dividends	(2,875)	(2,875)	(5,750)	(5,750)
Net income available to common equity	108,355	112,698	207,166	190,992
Common shareholder dividends	(38,304)	(33,310)	(76,636)	(66,718)
Unvested share-based payment awards	(194)	(197)	(399)	(317)
Undistributed earnings	$69,857	$79,191	$130,131	$123,958
Undistributed earnings allocated to common shareholders	$69,501	$78,723	$129,500	$123,256
Undistributed earnings allocated to unvested share-based payment awards	356	468	630	702
Undistributed earnings	$69,857	$79,191	$130,131	$123,958
Basic
Distributed earnings to common shareholders	$38,304	$33,310	$76,636	$66,718
Undistributed earnings allocated to common shareholders	69,501	78,723	129,500	123,256
Total common shareholders earnings, basic	$107,805	$112,034	$206,137	$189,974
Diluted
Distributed earnings to common shareholders	$38,304	$33,310	$76,636	$66,718
Undistributed earnings allocated to common shareholders	69,501	78,723	129,500	123,256
Total common shareholders earnings, diluted	$107,805	$112,034	$206,137	$189,974
Weighted average common shares outstanding	164,936	149,872	165,081	149,864
Effect of dilutive common stock awards	1,407	1,416	1,425	1,446
Diluted weighted average common shares outstanding	166,343	151,288	166,506	151,310
Basic earnings per common share	$0.65	$0.75	$1.25	$1.27
Diluted earnings per common share	$0.65	$0.74	$1.24	$1.26
Excluded from the earnings per common share calculations were 1.4 million and 2.1 million anti-dilutive common stock options for the three months ended June 30, 2025 and 2024, respectively, and 1.2 million and 2.3 million anti-dilutive common stock options were excluded from the earnings per common share calculations for the six months ended June 30, 2025 and 2024, respectively.
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
A summary of the Corporation’s stock option activity for the six months ended June 30, 2025 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	1,778	$22.36	3.41 years	$3,693
Exercised	51	17.92
Forfeited or expired	—	—
Outstanding at June 30, 2025	1,727	$22.49	2.93 years	$3,848
Options Exercisable at June 30, 2025	1,727	$22.49	2.93 years	$3,848
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2025, the intrinsic value of stock options exercised was $0.4 million, compared to $1.0 million for the six months ended June 30, 2024. All stock options were vested as of December 31, 2024. The total fair value of stock options vested was $0.5 million for the six months ended June 30, 2024.
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
The following table summarizes information about the Corporation’s restricted stock awards activity for the six months ended June 30, 2025:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,310	$21.25
Granted	872	24.42
Vested	683	22.35
Forfeited	29	22.93
Outstanding at June 30, 2025	2,470	$22.05
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2024 and 2025 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2024 and 2025 will generally vest ratably over a period of four years. Expense for restricted stock awards of $11.3 million and $12.3 million was recorded for the six months ended June 30, 2025 and June 30, 2024, respectively. Included in compensation expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues was $4.4 million and $3.5 million of expense the first six months of 2025 and 2024, respectively. The Corporation had $25.6 million of unrecognized compensation costs related to restricted stock awards at June 30, 2025 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2029.
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

Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at June 30, 2025 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$—	$(71)	$2,993
Residential mortgage-related securities:
FNMA/FHLMC	126,138	500	(6,725)	119,914
GNMA	4,640,079	42,498	(162)	4,682,415
Commercial mortgage-related securities:
FNMA/FHLMC	18,147	—	(1,210)	16,937
GNMA	114,881	—	(4,495)	110,386
Asset backed securities:
FFELP	102,177	—	(1,689)	100,489
SBA	394	—	(17)	377
Other debt securities	3,000	—	(2)	2,998
Total AFS investment securities	$5,007,880	$42,999	$(14,370)	$5,036,508
HTM investment securities
U.S. Treasury securities	$994	$18	$—	$1,013
Obligations of state and political subdivisions (municipal securities)	1,643,021	578	(201,630)	1,441,969
Residential mortgage-related securities:
FNMA/FHLMC	854,777	20,900	(168,381)	707,296
GNMA	42,028	12	(2,904)	39,136
Private-label	313,439	7,387	(58,290)	262,536
Commercial mortgage-related securities:
FNMA/FHLMC	768,503	9,063	(133,145)	644,422
GNMA	49,399	197	(5,637)	43,959
Total HTM investment securities	$3,672,161	$38,157	$(569,986)	$3,140,331

The amortized cost and fair values of AFS and HTM securities at December 31, 2024 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$—	$(58)	$3,005
Residential mortgage-related securities:
FNMA/FHLMC	120,272	190	(9,534)	110,928
GNMA	4,236,199	5,379	(13,851)	4,227,727
Commercial mortgage-related securities:
FNMA/FHLMC	18,332	—	(1,332)	17,000
GNMA	116,275	—	(4,800)	111,475
Asset backed securities:
FFELP	108,319	123	(604)	107,839
SBA	495	—	(24)	471
Other debt securities	3,000	—	(11)	2,989
Total AFS investment securities	$4,605,954	$5,693	$(30,213)	$4,581,434
HTM investment securities
U.S. Treasury securities	$1,000	$—	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	1,659,722	1,122	(174,202)	1,486,642
Residential mortgage-related securities:
FNMA/FHLMC	885,476	22,934	(186,464)	721,946
GNMA	43,693	9	(3,774)	39,927
Private-label	324,182	8,135	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	10,217	(159,078)	623,595
GNMA	52,219	236	(6,424)	46,032
Total HTM investment securities	$3,738,747	$42,653	$(595,906)	$3,185,494
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at June 30, 2025, are shown below:

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$998	$7,686	$7,679
Due after one year through five years	3,040	3,029	89,077	88,681
Due after five years through ten years	1,390	1,390	219,972	211,472
Due after ten years	633	573	1,327,280	1,135,150
Total debt securities	6,063	5,991	1,644,015	1,442,982
Residential mortgage-related securities:
FNMA/FHLMC	126,138	119,914	854,777	707,296
GNMA	4,640,079	4,682,415	42,028	39,136
Private-label	—	—	313,439	262,536
Commercial mortgage-related securities:
FNMA/FHLMC	18,147	16,937	768,503	644,422
GNMA	114,881	110,386	49,399	43,959
Asset backed securities:
FFELP	102,177	100,489	—	—
SBA	394	377	—	—
Total investment securities	$5,007,880	$5,036,508	$3,672,161	$3,140,331
Ratio of fair value to amortized cost		100.6%		85.5%

On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The following table summarizes the credit quality indicators of HTM securities at amortized cost at June 30, 2025:

(in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$994				$994
Obligations of state and political subdivisions (municipal securities)	759,281	869,223	8,913	5,605	1,643,021
Residential mortgage-related securities:
FNMA/FHLMC	854,777				854,777
GNMA	42,028				42,028
Private-label	313,439				313,439
Commercial mortgage-related securities:
FNMA/FHLMC	768,503				768,503
GNMA	49,399				49,399
Total HTM securities	$2,788,421	$869,223	$8,913	$5,605	$3,672,161
The following table summarizes the credit quality indicators of HTM securities at amortized cost at December 31, 2024:

(in thousands)	AAA	AA	A	Not Rated	Total
U.S. Treasury securities	$1,000	$—	$—	$—	$1,000
Obligations of state and political subdivisions (municipal securities)	767,151	883,438	4,911	4,221	1,659,722
Residential mortgage-related securities:
FNMA/FHLMC	885,476	—	—	—	885,476
GNMA	43,693	—	—	—	43,693
Private-label	324,182	—	—	—	324,182
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	—	—	—	772,456
GNMA	52,219	—	—	—	52,219
Total HTM securities	$2,846,177	$883,438	$4,911	$4,221	$3,738,747
The following table summarizes gross realized gains and losses on AFS securities, the gain or loss on sale and fair value adjustment of equity securities, and proceeds from the sale of AFS investment securities:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
Gross realized (losses) on AFS securities	$—	$—	$—	$(197)
Gain on sale of equity securities	—	—	—	4,054
Fair value adjustment of equity securities	4	67	11	90
Investment securities gains, net	$4	$67	$11	$3,947
Proceeds from sales of AFS investment securities	$—	$—	$—	$9,472
Investment securities with a carrying value of $1.2 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $17.8 million and $18.1 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on AFS securities totaled $22.7 million and $21.4 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The allowance for credit losses on HTM securities was $0.1 million at both June 30, 2025 and December 31, 2024, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The Corporation also holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2025:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	1	$—	$545	2	$(71)	$812	$(71)	1,357
Residential mortgage-related securities:
FNMA/FHLMC	19	(216)	25,111	14	(6,509)	60,428	(6,725)	85,538
GNMA	11	(81)	60,239	5	(81)	4,956	(162)	65,195
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,210)	16,937	(1,210)	16,937
GNMA	—	—	—	16	(4,495)	110,386	(4,495)	110,386
Asset backed securities:
FFELP	3	(389)	41,906	12	(1,300)	58,583	(1,689)	100,489
SBA	—	—	—	4	(17)	369	(17)	369
Other debt securities	1	(2)	998	—	—	—	(2)	998
Total	35	$(688)	$128,798	54	$(13,682)	$252,471	$(14,370)	$381,269
HTM investment securities
Obligations of state and political subdivisions (municipal securities)	343	$(16,718)	$486,300	651	$(184,912)	$863,436	$(201,630)	$1,349,736
Residential mortgage-related securities:
FNMA/FHLMC	9	(110)	8,687	106	(168,271)	695,891	(168,381)	704,578
GNMA	6	(88)	7,432	79	(2,816)	30,402	(2,904)	37,835
Private-label	—	—	—	18	(58,290)	262,536	(58,290)	262,536
Commercial mortgage-related securities:
FNMA/FHLMC	2	(481)	26,335	43	(132,664)	618,087	(133,145)	644,422
GNMA	—	—	—	13	(5,637)	43,959	(5,637)	43,959
Total	360	$(17,397)	$528,754	910	$(552,590)	$2,514,312	$(569,986)	$3,043,067

For comparative purposes, the following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	1	$(3)	$542	2	$(55)	$828	$(58)	$1,370
Residential mortgage-related securities:
FNMA/FHLMC	23	(607)	31,983	14	(8,927)	61,596	(9,534)	93,579
GNMA	116	(13,706)	1,660,642	4	(145)	3,945	(13,851)	1,664,587
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,332)	17,000	(1,332)	17,000
GNMA	—	—	—	16	(4,800)	111,475	(4,800)	111,475
Asset backed securities:
FFELP	—	—	—	12	(604)	62,830	(604)	62,830
SBA	—	—	—	4	(24)	464	(24)	464
Other debt securities	1	(7)	993	1	(3)	997	(11)	1,989
Total	141	$(14,323)	$1,694,159	54	$(15,890)	$259,134	$(30,213)	$1,953,294
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(1)	$999	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	370	(11,860)	483,073	641	(162,343)	866,949	(174,202)	1,350,022
Residential mortgage-related securities:
FNMA/FHLMC	12	(280)	11,617	106	(186,184)	710,114	(186,464)	721,732
GNMA	7	(183)	8,856	79	(3,591)	31,071	(3,774)	39,927
Private-label	—	—	—	18	(65,963)	266,353	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	2	(1,343)	25,518	43	(157,735)	598,077	(159,078)	623,595
GNMA	—	—	—	13	(6,424)	46,032	(6,424)	46,032
Total	391	$(13,665)	$529,064	901	$(582,241)	$2,519,595	$(595,906)	$3,048,660
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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at June 30, 2025 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of June 30, 2025, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $180.3 million and $91.5 million at June 30, 2025 and December 31, 2024, respectively. The Corporation had Federal Reserve Bank stock of $98.1 million and $88.1 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on FHLB stock totaled $3.4 million at June 30, 2025 and $1.8 million at December 31, 2024. There was no accrued interest receivable on Federal Reserve Bank Stock at June 30, 2025 and December 31, 2024. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $10.9 million at June 30, 2025 and $10.7 million at December 31, 2024.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $15.1 million at June 30, 2025 and $12.6 million at December 31, 2024.
Note 6 Loans
The period end loan composition was as follows:

(in thousands)	Jun 30, 2025	Dec 31, 2024
Commercial and industrial	$11,281,964	$10,573,741
Commercial real estate — owner occupied	1,101,501	1,143,741
Commercial and business lending	12,383,465	11,717,483
Commercial real estate — investor	5,370,422	5,227,975
Real estate construction	1,950,267	1,982,632
Commercial real estate lending	7,320,689	7,210,607
Total commercial	19,704,154	18,928,090
Residential mortgage	6,949,387	7,047,541
Auto finance	2,969,495	2,810,220
Home equity	676,208	664,252
Other consumer	308,361	318,483
Total consumer	10,903,451	10,840,496
Total loans	$30,607,605	$29,768,586
Accrued interest receivable on loans totaled $124.7 million at June 30, 2025 and $126.1 million at December 31, 2024, and is included in interest receivable on the consolidated balance sheets. The amount of accrued interest reversed was $0.5 million for the three months ended June 30, 2025 and $1.1 million for the six months ended June 30, 2025, compared to $1.3 million for the three months ended June 30, 2024 and $1.7 million for the six months ended June 30, 2024.

The following table presents loans by credit quality indicator by origination year at June 30, 2025:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$—	$2,052,195	$1,616,578	$2,512,838	$1,288,587	$1,758,967	$908,705	$611,248	$10,749,117
Special mention	—	17,393	5,637	13,086	23,126	10,791	5,720	566	76,319
Substandard	709	82,292	19,014	75,595	20,297	134,316	115,751	2,318	449,583
Nonaccrual	—	—	1,500	513	—	4,932	—	—	6,945
Commercial and industrial	$709	$2,151,880	$1,642,730	$2,602,031	$1,332,009	$1,909,006	$1,030,176	$614,133	$11,281,964
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$9,946	$36,675	$218,397	$161,369	$166,366	$173,969	$247,617	$1,014,340
Special mention	—	—	2,028	22,403	5,526	—	3,021	12,372	45,350
Substandard	—	970	7,395	4,912	1,701	1,396	17,687	7,752	41,812
Commercial real estate - owner occupied	$—	$10,916	$46,098	$245,712	$168,596	$167,762	$194,677	$267,741	$1,101,501
Commercial and business lending:
Risk rating:
Pass	$—	$2,062,141	$1,653,254	$2,731,234	$1,449,956	$1,925,334	$1,082,674	$858,865	$11,763,457
Special mention	—	17,393	7,665	35,489	28,652	10,791	8,740	12,939	121,668
Substandard	709	83,263	26,409	80,507	21,997	135,712	133,438	10,070	491,396
Nonaccrual	—	—	1,500	513	—	4,932	—	—	6,945
Commercial and business lending	$709	$2,162,796	$1,688,828	$2,847,743	$1,500,606	$2,076,768	$1,224,852	$881,873	$12,383,465
Commercial real estate - investor:
Risk rating:
Pass	$7,228	$174,475	$923,868	$1,095,896	$668,187	$909,795	$714,384	$616,814	$5,103,419
Special mention	—	—	—	2,992	13,525	30,974	19,863	5,110	72,464
Substandard	—	—	10,052	39,718	39,052	53,642	27,885	8,387	178,736
Nonaccrual	—	—	391	—	—	15,413	—	—	15,805
Commercial real estate - investor	$7,228	$174,475	$934,311	$1,138,606	$720,764	$1,009,824	$762,133	$630,310	$5,370,422
Real estate construction:
Risk rating:
Pass	$—	$33,625	$77,434	$444,662	$314,467	$583,912	$3,968	$7,636	$1,465,703
Special mention	—	—	—	7,802	38,699	222,857	—	—	269,358
Substandard	—	—	28,283	36,939	6,000	143,837	—	—	215,060
Nonaccrual	—	—	—	—	—	—	—	146	146
Real estate construction	$—	$33,625	$105,717	$489,403	$359,166	$950,606	$3,968	$7,781	$1,950,267
Commercial real estate lending:
Risk rating:
Pass	$7,228	$208,100	$1,001,301	$1,540,557	$982,654	$1,493,708	$718,352	$624,449	$6,569,121
Special mention	—	—	—	10,794	52,224	253,831	19,863	5,110	341,822
Substandard	—	—	38,335	76,657	45,052	197,479	27,885	8,387	393,795
Nonaccrual	—	—	391	—	—	15,413	—	146	15,950
Commercial real estate lending	$7,228	$208,100	$1,040,028	$1,628,009	$1,079,930	$1,960,431	$766,100	$638,091	$7,320,689
Total commercial:
Risk rating:
Pass	$7,228	$2,270,240	$2,654,555	$4,271,791	$2,432,610	$3,419,041	$1,801,026	$1,483,314	$18,332,578
Special mention	—	17,393	7,665	46,283	80,877	264,622	28,603	18,048	463,490
Substandard	709	83,263	64,745	157,164	67,049	333,191	161,323	18,457	885,191
Nonaccrual	—	—	1,891	513	—	20,345	—	146	22,895
Total commercial	$7,938	$2,370,896	$2,728,856	$4,475,751	$2,580,536	$4,037,198	$1,990,953	$1,519,965	$19,704,154

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2025	2024	2023	2022	2021	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$105,839	$210,737	$518,346	$1,550,422	$1,564,001	$2,925,566	$6,874,910
Special mention	—	—	10	—	—	—	—	34	44
Substandard	—	—	—	—	308	—	307	—	615
Nonaccrual	—	—	1,811	2,242	3,625	13,572	10,222	42,346	73,817
Residential mortgage	$—	$—	$107,660	$212,979	$522,279	$1,563,994	$1,574,530	$2,967,945	$6,949,387
Auto finance:
Risk rating:
Pass	$—	$—	$682,900	$1,030,316	$697,134	$512,591	$36,509	$33	$2,959,483
Special mention	—	—	33	376	800	671	127	—	2,007
Nonaccrual	—	—	67	1,271	2,757	3,557	324	28	8,004
Auto finance	$—	$—	$683,000	$1,031,963	$700,691	$516,819	$36,960	$61	$2,969,495
Home equity:
Risk rating:
Pass	$6,336	$584,744	$603	$2,037	$1,991	$22,908	$5,253	$49,761	$667,297
Special mention	357	100	—	144	29	85	—	351	709
Nonaccrual	411	149	—	79	193	1,059	202	6,519	8,201
Home equity	$7,104	$584,993	$603	$2,260	$2,213	$24,052	$5,455	$56,631	$676,208
Other consumer:
Risk rating:
Pass	$750	$238,478	$9,055	$5,799	$3,040	$1,825	$537	$46,692	$305,427
Special mention	10	911	—	—	6	9	5	1	931
Substandard	—	1,921	—	—	—	—	—	—	1,921
Nonaccrual	3	41	—	5	7	—	24	5	82
Other consumer	$763	$241,351	$9,055	$5,804	$3,053	$1,834	$566	$46,698	$308,361
Total consumer:
Risk rating:
Pass	$7,087	$823,222	$798,397	$1,248,888	$1,220,512	$2,087,745	$1,606,301	$3,022,052	$10,807,117
Special mention	366	1,011	43	520	835	766	132	385	3,692
Substandard	—	1,921	—	—	308	—	307	—	2,537
Nonaccrual	414	189	1,878	3,597	6,582	18,188	10,772	48,898	90,104
Total consumer	$7,867	$826,343	$800,319	$1,253,006	$1,228,237	$2,106,699	$1,617,511	$3,071,336	$10,903,451
Total loans:
Risk rating:
Pass	$14,315	$3,093,462	$3,452,952	$5,520,680	$3,653,122	$5,506,787	$3,407,327	$4,505,366	$29,139,696
Special mention	366	18,404	7,708	46,803	81,712	265,387	28,735	18,434	467,183
Substandard	709	85,184	64,745	157,164	67,357	333,191	161,630	18,457	887,728
Nonaccrual	414	189	3,769	4,111	6,582	38,533	10,772	49,044	112,999
Total loans	$15,805	$3,197,239	$3,529,175	$5,728,758	$3,808,773	$6,143,897	$3,608,464	$4,591,300	$30,607,605
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$248	$1,841,790	$2,656,953	$1,514,277	$2,254,758	$1,080,180	$263,286	$510,301	$10,121,545
Special mention	—	48,829	4,037	4,810	63,390	6,984	515	48	128,613
Substandard	2,015	40,240	90,240	9,677	34,730	126,134	3,347	131	304,500
Nonaccrual	42	—	772	4,468	12,988	855	—	—	19,084
Commercial and industrial	$2,306	$1,930,860	$2,752,002	$1,533,233	$2,365,866	$1,214,154	$267,148	$510,480	$10,573,741
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$13,760	$228,913	$175,059	$180,132	$214,237	$114,064	$181,982	$1,108,147
Special mention	—	—	—	497	—	8,619	—	2,803	11,920
Substandard	—	943	2,532	10,009	1,492	701	3,371	3,125	22,173
Nonaccrual	—	—	—	1,501	—	—	—	—	1,501
Commercial real estate - owner occupied	$—	$14,703	$231,446	$187,066	$181,625	$223,557	$117,435	$187,911	$1,143,741
Commercial and business lending:
Risk rating:
Pass	$248	$1,855,550	$2,885,866	$1,689,336	$2,434,891	$1,294,416	$377,350	$692,283	$11,229,693
Special mention	—	48,829	4,037	5,307	63,390	15,604	515	2,852	140,532
Substandard	2,015	41,183	92,772	19,686	36,222	126,835	6,719	3,255	326,673
Nonaccrual	42	—	772	5,969	12,988	855	—	—	20,585
Commercial and business lending	$2,306	$1,945,563	$2,983,447	$1,720,298	$2,547,491	$1,437,710	$384,583	$698,390	$11,717,483
Commercial real estate - investor:
Risk rating:
Pass	$—	$190,451	$1,334,740	$725,652	$1,179,867	$723,994	$321,084	$363,288	$4,839,076
Special mention	—	—	69,014	6,385	30,672	12,312	6,870	10,366	135,618
Substandard	—	—	69,385	53,022	93,151	10,724	384	9,910	236,576
Nonaccrual	—	—	11,949	—	—	4,757	—	—	16,705
Commercial real estate - investor	$—	$190,451	$1,485,088	$785,058	$1,303,690	$751,786	$328,338	$383,563	$5,227,975
Real estate construction:
Risk rating:
Pass	$—	$30,090	$278,754	$390,845	$807,347	$142,137	$25,654	$7,260	$1,682,086
Special mention	—	—	19,419	—	96,442	—	—	—	115,862
Substandard	—	—	28,241	6,000	105,660	44,754	—	—	184,654
Nonaccrual	—	—	—	—	—	—	—	30	30
Real estate construction	$—	$30,090	$326,414	$396,845	$1,009,450	$186,890	$25,654	$7,289	$1,982,632
Commercial real estate lending:
Risk rating:
Pass	$—	$220,541	$1,613,494	$1,116,496	$1,987,215	$866,130	$346,738	$370,548	$6,521,163
Special mention	—	—	88,433	6,385	127,114	12,312	6,870	10,366	251,480
Substandard	—	—	97,626	59,022	198,811	55,477	384	9,910	421,230
Nonaccrual	—	—	11,949	—	—	4,757	—	30	16,735
Commercial real estate lending	$—	$220,541	$1,811,502	$1,181,903	$2,313,140	$938,677	$353,992	$390,853	$7,210,607

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Total commercial:
Risk rating:
Pass	$248	$2,076,092	$4,499,360	$2,805,832	$4,422,105	$2,160,547	$724,088	$1,062,831	$17,750,855
Special mention	—	48,829	92,469	11,692	190,504	27,916	7,385	13,217	392,012
Substandard	2,015	41,183	190,399	78,708	235,033	182,313	7,103	13,165	747,903
Nonaccrual	42	—	12,721	5,969	12,988	5,612	—	30	37,320
Total commercial	$2,306	$2,166,104	$4,794,949	$2,902,201	$4,860,631	$2,376,387	$738,576	$1,089,243	$18,928,090
Residential mortgage:
Risk rating:
Pass	$—	$—	$172,607	$507,186	$1,579,182	$1,643,341	$1,195,752	$1,878,251	$6,976,319
Special mention	—	—	—	—	—	—	—	162	162
Substandard	—	—	594	327	77	—	—	24	1,022
Nonaccrual	—	—	2,338	2,134	11,420	10,141	8,297	35,708	70,038
Residential mortgage	$—	$—	$175,539	$509,647	$1,590,679	$1,653,482	$1,204,049	$1,914,144	$7,047,541
Auto finance:
Risk rating:
Pass	$—	$—	$1,241,609	$858,924	$650,880	$48,999	$67	$77	$2,800,555
Special mention	—	—	332	704	1,048	178	—	—	2,262
Nonaccrual	—	—	491	2,162	4,284	466	—	—	7,402
Auto finance	$—	$—	$1,242,431	$861,790	$656,212	$49,643	$67	$77	$2,810,220
Home equity:
Risk rating:
Pass	$8,764	$569,866	$411	$1,684	$25,372	$5,289	$1,965	$50,841	$655,429
Special mention	127	81	41	—	—	—	—	323	445
Nonaccrual	1,677	104	15	103	933	231	215	6,778	8,378
Home equity	$10,568	$570,051	$467	$1,788	$26,305	$5,520	$2,180	$57,941	$664,252
Other consumer:
Risk rating:
Pass	$308	$241,230	$14,343	$4,808	$2,475	$1,440	$584	$49,886	$314,767
Special mention	—	1,125	8	—	36	7	—	—	1,176
Substandard	—	2,418	—	—	—	—	—	—	2,418
Nonaccrual	2	81	5	21	7	4	—	4	122
Other consumer	$310	$244,855	$14,356	$4,829	$2,518	$1,451	$584	$49,891	$318,483
Total consumer:
Risk rating:
Pass	$9,071	$811,096	$1,428,969	$1,372,603	$2,257,910	$1,699,069	$1,198,368	$1,979,055	$10,747,070
Special mention	127	1,207	381	704	1,083	185	—	484	4,045
Substandard	—	2,418	594	327	77	—	—	24	3,440
Nonaccrual	1,679	185	2,849	4,420	16,644	10,842	8,512	42,490	85,941
Total consumer	$10,878	$814,906	$1,432,794	$1,378,053	$2,275,714	$1,710,096	$1,206,880	$2,022,053	$10,840,496
Total loans:
Risk rating:
Pass	$9,320	$2,887,188	$5,928,329	$4,178,435	$6,680,015	$3,859,616	$1,922,456	$3,041,886	$28,497,925
Special mention	127	50,036	92,851	12,396	191,587	28,101	7,385	13,701	396,057
Substandard	2,015	43,602	190,993	79,035	235,110	182,313	7,103	13,189	751,344
Nonaccrual	1,721	185	15,570	10,389	29,632	16,453	8,512	42,519	123,260
Total loans	$13,183	$2,981,010	$6,227,743	$4,280,254	$7,136,344	$4,086,483	$1,945,455	$3,111,296	$29,768,586
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the six months ended June 30, 2025:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$2,499	$—	$526	$3,363	$3,759	$379	$—	$10,525
Commercial real estate-owner occupied	—	—	—	—	—	—	—	—
Commercial and business lending	2,499	—	526	3,363	3,759	379	—	10,525
Commercial real estate-investor	—	—	7,506	—	4,587	—	—	12,092
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	7,506	—	4,587	—	—	12,092
Total commercial	2,499	—	8,031	3,363	8,346	379	—	22,618
Residential mortgage	—	—	—	59	256	20	247	582
Auto finance	—	24	701	1,434	1,587	201	—	3,948
Home equity	—	—	—	26	—	5	56	88
Other consumer	4,455	—	26	32	44	224	45	4,826
Total consumer	4,455	24	728	1,551	1,887	451	348	9,444
Total gross charge offs	$6,954	$24	$8,759	$4,914	$10,232	$830	$348	$32,062
The following table presents gross charge offs by origination year for the year ended December 31, 2024:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$4,433	$128	$11,484	$8,510	$22,959	$3	$—	$47,517
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	4,433	128	11,484	8,510	22,959	3	3	47,520
Commercial real estate-investor	—	6,617	1	—	4,569	—	—	11,187
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	6,617	1	—	4,569	—	—	11,187
Total commercial	4,433	6,745	11,485	8,510	27,528	3	3	58,707
Residential mortgage	—	—	134	125	101	153	515	1,029
Auto finance	—	418	2,982	5,582	560	—	—	9,541
Home equity	93	—	—	9	19	10	85	216
Other consumer	6,555	20	96	75	75	42	59	6,922
Total consumer	6,649	438	3,212	5,790	755	205	659	17,709
Total gross charge offs	$11,082	$7,183	$14,697	$14,300	$28,283	$209	$662	$76,415
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit or in the credit position at some future date. Accruing loan modifications could be pass or special mention, depending on the risk rating on the loan. Substandard loans are considered inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships over $0.5 million in nonaccrual status, and commercial and consumer loan relationships with their terms restructured in a loan modification, meet the criteria to be individually evaluated. Commercial loans classified as special mention, substandard, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $24.4 million and $22.9 million at June 30, 2025 and December 31, 2024, respectively.
The following table presents loans by past due status at June 30, 2025:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$11,271,869	$555	$2,039	$558	$6,945	$11,281,964
Commercial real estate - owner occupied	1,095,873	5,258	370	—	—	1,101,501
Commercial and business lending	12,367,742	5,813	2,409	558	6,945	12,383,465
Commercial real estate - investor	5,342,011	587	455	11,565	15,805	5,370,422
Real estate construction	1,950,031	90	—	—	146	1,950,267
Commercial real estate lending	7,292,042	677	455	11,565	15,950	7,320,689
Total commercial	19,659,784	6,490	2,864	12,123	22,895	19,704,154
Residential mortgage	6,866,825	8,710	34	—	73,817	6,949,387
Auto finance	2,948,341	11,142	2,007	—	8,004	2,969,495
Home equity	663,668	3,629	709	—	8,201	676,208
Other consumer	303,664	1,591	987	2,038	82	308,361
Total consumer	10,782,499	25,072	3,738	2,038	90,104	10,903,451
Total loans	$30,442,282	$31,561	$6,602	$14,160	$112,999	$30,607,605
(a) Of the total nonaccrual loans, $33.3 million, or 29%, were current with respect to payment at June 30, 2025.
(b) No interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2025. In addition, there were $21.4 million of nonaccrual loans for which there was no related ACLL at June 30, 2025.

The following table presents loans by past due status at December 31, 2024:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$10,552,756	$899	$361	$642	$19,084	$10,573,741
Commercial real estate - owner occupied	1,140,607	1,533	101	—	1,501	1,143,741
Commercial and business lending	11,693,363	2,432	462	642	20,585	11,717,483
Commercial real estate - investor	5,174,879	5,117	31,274	—	16,705	5,227,975
Real estate construction	1,982,581	21	—	—	30	1,982,632
Commercial real estate lending	7,157,460	5,138	31,274	—	16,735	7,210,607
Total commercial	18,850,823	7,570	31,736	642	37,320	18,928,090
Residential mortgage	6,962,610	14,731	162	—	70,038	7,047,541
Auto finance	2,787,967	12,588	2,262	—	7,402	2,810,220
Home equity	651,248	4,181	445	—	8,378	664,252
Other consumer	312,687	1,892	1,236	2,547	122	318,483
Total consumer	10,714,512	33,391	4,105	2,547	85,941	10,840,496
Total loans	$29,565,335	$40,961	$35,841	$3,189	$123,260	$29,768,586
(a) Of the total nonaccrual loans, $52.4 million, or 42%, were current with respect to payment at December 31, 2024.
(b) No interest income was recognized on nonaccrual loans for the year ended December 31, 2024. In addition, there were $23.8 million of nonaccrual loans for which there was no related ACLL at December 31, 2024.

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at June 30, 2025 and June 30, 2024.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
Commercial and industrial	$154	$161	$294	$298
Auto finance	—	139	—	144
Other consumer	737	631	1,529	1,110
Total loans modified	$891	$930	$1,823	$1,552

	Term Extension
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
Residential mortgage	$305	$—	$305	$—
Total loans modified	$305	$—	$305	$—

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
Residential mortgage	$591	$—	$2,094	$641
Home equity	67	—	125	30
Total loans modified	$658	$—	$2,219	$670
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans.

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
Loan Type	2025	2024	2025	2024
Commercial and industrial	(23)%	(19)%	(24)%	(17)%
Residential mortgage	2%	—%	1%	3%
Auto finance	—%	(8)%	—%	(8)%
Home equity	—%	—%	(2)%	(3)%
Other consumer	(21)%	(22)%	(21)%	(22)%
Weighted average of total loans modified	(10)%	(18)%	(8)%	(13)%
(a) Some interest rate concessions may involve an increase in rate that was lower in comparison to prevailing market rates.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
Loan Type	2025	2024	2025	2024
Residential mortgage	165 months	0 months	152 months	158 months
Home equity	60 months	0 months	60 months	64 months
Weighted average of total loans modified	158 months	0 months	147 months	153 months
(a) During the three months ended June 30, 2025 term extensions changed the weighted average term on modified loans from 268 to 426 months. During the three months ended June 30, 2024, there were no term extensions. During the six months ended June 30, 2025 and June 30, 2024, term extensions changed the weighted average term on modified loans from 267 to 414 months and 254 to 407 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended June 30, 2025:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$431	$—	$—
Residential mortgage	3,406	605	702
Home equity	288	31	—
Other consumer	2,303	—	—
Total loans modified	$6,427	$635	$702

The following table depicts the performance of loans that have been modified in the twelve months ended June 30, 2024:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$410	$—	$—
Residential mortgage	902	24	55
Auto finance	107	41	—
Home equity	139	—	—
Other consumer	1,615	—	—
Total loans modified	$3,173	$65	$55
None of the loans modified in the previous twelve months subsequently had a payment default during the six months ended June 30, 2025. The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months had a payment default during the six months ended June 30, 2024:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
(in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Concession and Term Extension
Auto finance	$6	$—	$—
Total loans modified	$6	$—	$—
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for June 30, 2025 was the Moody's baseline scenario from May 2025, which was reviewed against the June 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the six months ended June 30, 2025:

(in thousands)	Dec 31, 2024	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Jun 30, 2025	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$136,596	$(10,525)	$3,974	$(6,552)	$26,322	$156,366
Commercial real estate — owner occupied	9,417	—	—	—	3,680	13,097
Commercial and business lending	146,013	(10,525)	3,974	(6,552)	30,001	169,463
Commercial real estate — investor	71,547	(12,092)	2,707	(9,385)	472	62,633
Real estate construction	51,499	—	150	150	322	51,972
Commercial real estate lending	123,046	(12,092)	2,858	(9,235)	794	114,605
Total commercial	269,060	(22,618)	6,831	(15,787)	30,795	284,068
Residential mortgage	32,576	(582)	478	(105)	1,625	34,096
Auto finance	28,467	(3,948)	1,740	(2,208)	1,493	27,751
Home equity	16,620	(88)	614	526	(1,081)	16,064
Other consumer	16,824	(4,826)	869	(3,957)	1,668	14,534
Total consumer	94,486	(9,444)	3,700	(5,744)	3,705	92,446
Total loans	$363,545	$(32,062)	$10,531	$(21,531)	$34,500	$376,515
Allowance for unfunded commitments
Commercial and industrial	$14,456	$—	$—	$—	$2,092	$16,547
Commercial real estate — owner occupied	151	—	—	—	(26)	125
Commercial and business lending	14,607	—	—	—	2,066	16,672
Commercial real estate — investor	578	—	—	—	131	709
Real estate construction	19,591	—	—	—	(5,678)	13,913
Commercial real estate lending	20,169	—	—	—	(5,547)	14,622
Total commercial	34,776	—	—	—	(3,481)	31,294
Home equity	2,465	—	—	—	(30)	2,435
Other consumer	1,535	—	—	—	11	1,546
Total consumer	4,000	—	—	—	(19)	3,981
Total loans	$38,776	$—	$—	$—	$(3,500)	$35,276
Allowance for credit losses on loans
Commercial and industrial	$151,052	$(10,525)	$3,974	$(6,552)	$28,413	$172,914	1.53%
Commercial real estate — owner occupied	9,568	—	—	—	3,654	13,222	1.20%
Commercial and business lending	160,620	(10,525)	3,974	(6,552)	32,067	186,135	1.50%
Commercial real estate — investor	72,125	(12,092)	2,707	(9,385)	603	63,342	1.18%
Real estate construction	71,090	—	150	150	(5,356)	65,885	3.38%
Commercial real estate lending	143,215	(12,092)	2,858	(9,235)	(4,753)	129,227	1.77%
Total commercial	303,835	(22,618)	6,831	(15,787)	27,314	315,363	1.60%
Residential mortgage	32,576	(582)	478	(105)	1,625	34,096	0.49%
Auto finance	28,467	(3,948)	1,740	(2,208)	1,493	27,751	0.93%
Home equity	19,085	(88)	614	526	(1,111)	18,500	2.74%
Other consumer	18,359	(4,826)	869	(3,957)	1,679	16,080	5.21%
Total consumer	98,486	(9,444)	3,700	(5,744)	3,686	96,427	0.88%
Total loans	$402,322	$(32,062)	$10,531	$(21,531)	$31,000	$411,791	1.35%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2024:

(in thousands)	Dec 31, 2023	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Dec 31, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(47,517)	$2,148	$(45,369)	$53,703	$136,596
Commercial real estate — owner occupied	10,610	(3)	7	4	(1,198)	9,417
Commercial and business lending	138,873	(47,520)	2,155	(45,365)	52,505	146,013
Commercial real estate — investor	67,858	(11,187)	—	(11,187)	14,876	71,547
Real estate construction	53,554	—	65	65	(2,119)	51,499
Commercial real estate lending	121,412	(11,187)	65	(11,122)	12,756	123,046
Total commercial	260,285	(58,707)	2,220	(56,487)	65,262	269,060
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467
Home equity	15,403	(216)	1,366	1,150	67	16,620
Other consumer	12,638	(6,922)	1,096	(5,826)	10,012	16,824
Total consumer	90,809	(17,709)	5,647	(12,062)	15,738	94,486
Total loans	$351,094	$(76,415)	$7,867	$(68,549)	$81,000	$363,545
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$1,137	$14,456
Commercial real estate — owner occupied	149	—	—	—	2	151
Commercial and business lending	13,468	—	—	—	1,139	14,607
Commercial real estate — investor	480	—	—	—	98	578
Real estate construction	17,024	—	—	—	2,567	19,591
Commercial real estate lending	17,504	—	—	—	2,664	20,169
Total commercial	30,972	—	—	—	3,803	34,776
Home equity	2,629	—	—	—	(164)	2,465
Other consumer	1,174	—	—	—	361	1,535
Total consumer	3,803	—	—	—	197	4,000
Total loans	$34,776	$—	$—	$—	$4,000	$38,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(47,517)	$2,148	$(45,369)	$54,840	$151,052	1.43%
Commercial real estate — owner occupied	10,759	(3)	7	4	(1,196)	9,568	0.84%
Commercial and business lending	152,341	(47,520)	2,155	(45,365)	53,644	160,620	1.37%
Commercial real estate — investor	68,338	(11,187)	—	(11,187)	14,973	72,125	1.38%
Real estate construction	70,578	—	65	65	447	71,090	3.59%
Commercial real estate lending	138,916	(11,187)	65	(11,122)	15,421	143,215	1.99%
Total commercial	291,257	(58,707)	2,220	(56,487)	69,065	303,835	1.61%
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576	0.46%
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467	1.01%
Home equity	18,032	(216)	1,366	1,150	(97)	19,085	2.87%
Other consumer	13,812	(6,922)	1,096	(5,826)	10,373	18,359	5.76%
Total consumer	94,613	(17,709)	5,647	(12,062)	15,935	98,486	0.91%
Total loans	$385,870	$(76,415)	$7,867	$(68,549)	$85,000	$402,322	1.35%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2025, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2025 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2024 or the first six months of 2025.

The Corporation had goodwill of $1.1 billion at both June 30, 2025 and December 31, 2024.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

(in thousands)	Six Months Ended Jun 30, 2025	Year Ended Dec 31, 2024
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(60,854)	(56,449)
Net book value	$27,255	$31,660
Amortization during the period	$4,405	$8,811
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

(in thousands)	Six Months Ended Jun 30, 2025	Year Ended Dec 31, 2024
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$87,683	$84,390
Additions	3,256	6,707
Decay	(4,062)	(8,060)
Valuation:
Changes in fair value of asset	(1,632)	4,646
Mortgage servicing rights at end of period	$85,245	$87,683
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,185,631	$6,285,018
Mortgage servicing rights to servicing portfolio	1.38%	1.40%
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2025. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Six months ended December 31, 2025	$4,405	$4,695
2026	8,811	10,817
2027	8,811	11,309
2028	3,485	10,955
2029	1,681	9,945
2030	61	8,840
Beyond 2030	—	28,684
Total estimated amortization expense and MSRs decay(a)	$27,255	$85,245
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

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

(Dollars in thousands)	Jun 30, 2025	Dec 31, 2024
Short-term funding
Federal funds purchased	$145	$370,325
Securities sold under agreements to repurchase	75,440	100,044
Federal funds purchased and securities sold under agreements to repurchase	$75,585	$470,369
Long-term funding
Corporation senior notes, at par	$300,000	$300,000
Corporation subordinated notes, at par	300,000	550,000
Discount and capitalized costs	(8,074)	(8,664)
Subordinated debt fair value hedge(a)	1,354	(3,996)
Finance leases	250	295
Total long-term funding	$593,530	$837,635
Total short and long-term funding, excluding FHLB advances	$669,115	$1,308,004
FHLB advances
Short-term FHLB advances	$3,470,000	$1,250,000
Long-term FHLB advances	411,486	611,551
FHLB advances fair value hedge(a)	(1,997)	(7,744)
Total FHLB advances	$3,879,489	$1,853,807
Total short and long-term funding	$4,548,604	$3,161,811
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At June 30, 2025, the Corporation had pledged securities valued at 196% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
(in thousands)	Jun 30, 2025	Dec 31, 2024
Repurchase agreements
Agency mortgage-related securities	$75,440	$100,044
Long-Term Funding
Senior Notes
In August 2024, the Corporation issued $300.0 million in aggregate principal amount of 6.455% Fixed Rate / Floating Rate Senior Notes due August 29, 2030. During the period from, and including, August 29, 2024, to, but excluding, August 29, 2029, the senior notes will have a fixed coupon interest rate of 6.455% per annum, payable semi-annually in arrears. During the period from, and including, August 29, 2029, to, but excluding, the maturity date, the senior notes will have a floating rate per annum equal to Compounded SOFR, as defined in the Global Note issued in connection with the senior notes, plus 3.030%, payable quarterly in arrears. Prior to August 29, 2029, the Corporation may, at its option, redeem the senior notes, in whole or in part, at any time and from time to time, by paying the redemption price, as defined in the Global Note issued in connection with the senior notes, plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. On August 29, 2029, the Corporation may at its option, redeem the senior notes, in whole, but not in part, by paying the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. At any time and from time to time on or after July 30, 2030 (30 days prior to the maturity date), the Corporation may, at its option, redeem the senior notes in whole or in part by paying the aggregate principal amount of the senior notes to be redeemed plus accrued and unpaid interest thereon, if any, to, but excluding, the redemption date. The senior notes were issued at a discount.
Subordinated Notes
In February 2023, the Corporation issued $300.0 million of 10-year subordinated notes, due March 1, 2033 and redeemable in whole or in part at the Corporation's option (i) on the reset date of March 1, 2028 and any interest payment date thereafter, (ii) at any time on or after the three month period prior to the maturity date, and (iii) upon the occurrence of a Regulatory Capital Treatment Event, as defined in the Global Note issued in connection with the subordinated notes. The subordinated notes have a fixed coupon interest rate of 6.625% until the reset date, after which the rate will be equal to the Five-Year U.S. Treasury Rate as of the reset date plus 2.812% per annum. The notes were issued at a discount.
In January 2025, $250.0 million of 10-year subordinated notes issued in November 2014 by the Corporation matured and were repaid.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $78.5 million and $81.4 million of investment securities as collateral at June 30, 2025, and December 31, 2024, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $23.1 million at June 30, 2025 and $0.3 million at December 31, 2024. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2024 Annual Report on Form 10-K.

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments:

	Jun 30, 2025				Dec 31, 2024
	Asset		Liability		Asset		Liability
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$2,350,000	$10,652	$425,000	$170	$1,950,000	$2,960	$1,150,000	$2,976
Foreign currency exchange forwards	37,962	423	333,589	3,108	127,518	2,457	216,665	563
Total designated as hedging instruments		11,076		3,278		5,418		3,539
Not designated as hedging instruments:
Interest rate-related and other instruments	4,746,901	77,258	6,268,703	123,694	3,858,867	88,541	6,992,894	170,928
Foreign currency exchange forwards	71,948	3,078	76,003	2,912	68,028	4,315	74,199	4,106
Mortgage banking(b)	83,223	1,921	174,013	1,362	28,580	580	85,000	—
Total not designated as hedging instruments		82,257		127,969		93,436		175,034
Gross derivatives before netting		93,333		131,247		98,854		178,573
Less: Legally enforceable master netting agreements		16,720		16,720		12,667		12,667
Less: Cash collateral pledged/received		13,871		5,671		35,190		250
Total derivative instruments, after netting		$62,742		$108,856		$50,997		$165,656

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps. As of June 30, 2025 such swaps with effective dates of November 1, 2025 to December 1, 2025 had an asset notional amount and fair value of $300.0 million and $3.0 million, respectively, and a liability notional amount and fair value of $25.0 million and $0, respectively. As of December 31, 2024 such swaps with effective dates ranging from February 1, 2025 to March 1, 2025 had an asset notional amount and fair value of $100.0 million and $0.3 million, respectively, and a liability notional amount and fair value of $300.0 million and $1.4 million, respectively.
(b) The mortgage derivative asset includes interest rate lock commitments, while the mortgage derivative liability includes forward commitments. Given the fair value position as of December 31, 2024, the fair value of the mortgage derivative asset included $0.3 million of interest rate lock commitments and $0.3 million of forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	Jun 30, 2025		Dec 31, 2024
Other long-term funding	$(301,354)	$(1,354)	$(296,004)	$3,996
FHLB advances	(598,003)	1,997	(592,256)	7,744
Total	$(899,357)	$643	$(888,260)	$11,740

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At June 30, 2025 and December 31, 2024, the carrying amount excluded for foreign currency denominated loans was $371.6 million and $344.2 million, respectively.
The Corporation terminated its $500.0 million fair value hedge during the fourth quarter of 2019. At June 30, 2025, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $205.4 million and is included in loans on the consolidated balance sheets. This amount includes $0.8 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.
The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three Months Ended Jun 30,				Six Months Ended Jun 30,
	2025		2024		2025		2024
(in thousands)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(1,464)	$(1,942)	$(4,805)	$(5,367)	$(2,614)	$(4,160)	$(9,668)	$(10,689)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(27)	(4,099)	(36)	(431)	(58)	(11,096)	(76)	9,779
Derivatives designated as hedging instruments(a)	(1,437)	2,158	(4,769)	(4,935)	(2,555)	6,936	(9,592)	(20,468)
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
	2025	2024	2025	2024
(in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$—	$—	$1	$—
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	19,542	(4,269)	20,095	(13,339)
Derivatives designated as hedging instruments	(19,542)	4,269	(20,093)	13,339
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
Interest rate-related instruments designated as cash flow hedging instruments
Amount of income (loss) recognized in OCI on cash flow hedge derivatives(a)	$1,264	$(6,787)	$8,532	$(26,248)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	1,437	4,769	2,555	9,592
(a) The entirety of gains (losses) recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $2.2 million will be reclassified as an increase to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to June 30, 2025. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 30 months as of June 30, 2025.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)		2025	2024	2025	2024
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(42)	$13	$(90)	$(58)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(308)	(1,374)	1,158	(4,311)
Foreign currency exchange forwards	Capital markets, net	(1,075)	(140)	(575)	605
Interest rate lock commitments (mortgage)	Mortgage banking, net	933	100	1,594	327
Forward commitments (mortgage)	Mortgage banking, net	(779)	127	(1,616)	578
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
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
June 30, 2025	$53,989	$(16,720)	$(13,871)	$23,398	$(23,398)	$—
December 31, 2024	79,807	(12,667)	(35,190)	31,950	(31,950)	—

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
June 30, 2025	$26,096	$(16,720)	$(5,671)	$3,705	$—	$3,705
December 31, 2024	14,369	(12,667)	(250)	1,452	—	1,452
Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

(in thousands)	Jun 30, 2025	Dec 31, 2024
Commitments to extend credit(a), excluding commitments to originate residential mortgage loans held for sale(b)	$11,072,466	$11,173,438
Commercial letters of credit(a)	636	875
Standby letters of credit(c)	237,979	253,709
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at June 30, 2025 or December 31, 2024.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2.4 million at June 30, 2025 and $2.5 million at December 31, 2024, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

(in thousands)	Six Months Ended Jun 30, 2025	Year Ended Dec 31, 2024
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$34,776
Provision for unfunded commitments	(3,500)	4,000
Balance at end of period	$35,276	$38,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at June 30, 2025 was $186.8 million, compared to $204.8 million at December 31, 2024, included in tax credit and other investments on the consolidated balance sheets.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $17.1 million and $17.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $184.7 million at June 30, 2025 and $202.8 million at December 31, 2024.
The Corporation’s unfunded contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded contributions totaled $21.2 million at June 30, 2025 and $29.7 million at December 31, 2024.
For the six months ended June 30, 2025 and the year ended December 31, 2024, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $60.3 million at June 30, 2025 and $54.1 million at December 31, 2024, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2.0 million and $3.2 million for the six months ended June 30, 2025 and the year ended December 31, 2024, respectively. There were no loss reimbursement and settlement claims paid in the six months ended June 30, 2025 or for the year ended December 31, 2024. Make whole requests since January 1, 2024 generally arose from loans originated since January 1, 2022 with such balances totaling $3.5 billion at the time of sale, consisting primarily of loans sold to GSEs. As of June 30, 2025, $1.5 billion of those loans originated since January 1, 2022 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $0.6 million at June 30, 2025 and December 31, 2024.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2025 and December 31, 2024, there were $13.3 million and $13.7 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At June 30, 2025 and December 31, 2024, there were $192.3 million and $133.8 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
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

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Jun 30, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$521,167	$521,167	$521,167	$—	$—
Interest-bearing deposits in other financial institutions	738,938	738,938	738,938	—	—
Federal funds sold and securities purchased under agreements to resell	—	—	—	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	2,993	2,993	—	2,993	—
Residential mortgage-related securities:
FNMA / FHLMC	119,914	119,914	—	119,914	—
GNMA	4,682,415	4,682,415	—	4,682,415	—
Commercial mortgage-related securities:
FNMA / FHLMC	16,937	16,937	—	16,937	—
GNMA	110,386	110,386	—	110,386	—
Asset backed securities:
FFELP	100,489	100,489	—	100,489	—
SBA	377	377	—	377	—
Other debt securities	2,998	2,998	—	2,998	—
Total AFS investment securities	5,036,508	5,036,508	—	5,036,508	—
HTM investment securities:
U.S. Treasury securities	994	1,013	1,013	—	—
Obligations of state and political subdivisions (municipal securities), net	1,642,962	1,441,910	—	1,441,910	—
Residential mortgage-related securities:
FNMA / FHLMC	854,777	707,296	—	707,296	—
GNMA	42,028	39,136	—	39,136	—
Private-label	313,439	262,536	—	262,536	—
Commercial mortgage-related securities:
FNMA / FHLMC	768,503	644,422	—	644,422	—
GNMA	49,399	43,959	—	43,959	—
Total HTM investment securities, net	3,672,101	3,140,272	1,013	3,139,259	—
Equity securities:
Equity securities	10,912	10,912	10,853	—	59
Equity securities at NAV	15,000	15,000
Total equity securities	25,912	25,912

FHLB and Federal Reserve Bank stocks	278,356	278,356	—	278,356	—
Residential loans held for sale	96,804	96,804	—	96,804	—
Commercial loans held for sale	8,406	8,406	—	8,406	—
Loans, net	30,252,521	29,483,667	—	—	29,483,667
Bank and corporate owned life insurance	691,470	691,470	—	691,470	—
Mortgage servicing rights, net	85,245	85,245	—	—	85,245
Interest rate-related instruments designated as hedging instruments(a)	10,652	10,652	—	10,652	—
Foreign currency exchange forwards designated as hedging instruments(a)	423	423	—	423	—
Interest rate-related and other instruments not designated as hedging instruments(a)	77,258	77,258	—	77,258	—
Foreign currency exchange forwards not designated as hedging instruments(a)	3,078	3,078	—	3,078	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,921	1,921	—	—	1,921
Total selected assets at fair value	$41,500,762	$40,200,079	$1,271,971	$9,342,216	$29,570,892
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Jun 30, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$5,782,487	$5,782,487	$—	$—	$5,782,487
Savings	5,291,674	5,291,674	—	—	5,291,674
Interest-bearing demand	8,579,678	8,579,678	—	—	8,579,678
Money market	6,619,323	6,619,323	—	—	6,619,323
Brokered CDs(a)	4,072,048	4,072,048	—	4,072,048	—
Other time deposits(a)	3,802,356	3,802,356	—	3,802,356	—
Total deposits	34,147,565	34,147,565	—	7,874,404	26,273,162

Federal funds purchased and securities sold under agreements to repurchase	75,585	75,586	—	75,586	—
FHLB advances	3,879,489	3,881,930	—	3,881,930	—
Other long-term funding	593,530	596,673	—	596,673	—
Standby letters of credit(b)	2,386	2,386	—	2,386	—
Interest rate-related instruments designated as hedging instruments(c)	170	170	—	170	—
Foreign currency exchange forwards designated as hedging instruments(c)	3,108	3,108	—	3,108	—
Interest rate-related and other instruments not designated as hedging instruments(c)	123,694	123,694	—	123,694	—
Foreign currency exchange forwards not designated as hedging instruments(c)	2,912	2,912	—	2,912	—
Forward commitments to sell residential mortgage loans	1,362	1,362	—	—	1,362
Total selected liabilities at fair value	$38,829,803	$38,835,388	$—	$12,560,864	$26,274,524

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $238.0 million at June 30, 2025. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(c) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Dec 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$544,059	$544,059	$544,059	$—	$—
Interest-bearing deposits in other financial institutions	453,590	453,590	453,590	—	—
Federal funds sold and securities purchased under agreements to resell	21,955	21,955	21,955	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	3,005	3,005	—	3,005	—
Residential mortgage-related securities:
FNMA / FHLMC	110,928	110,928	—	110,928	—
GNMA	4,227,727	4,227,727	—	4,227,727	—
Commercial mortgage-related securities:
FNMA / FHLMC	17,000	17,000	—	17,000	—
GNMA	111,475	111,475	—	111,475	—
Asset backed securities:
FFELP	107,839	107,839	—	107,839	—
SBA	471	471	—	471	—
Other debt securities	2,989	2,989	—	2,989	—
Total AFS investment securities	4,581,434	4,581,434	—	4,581,434	—
HTM investment securities:
U.S. Treasury securities	1,000	999	999	—	—
Obligations of state and political subdivisions (municipal securities), net	1,659,662	1,486,582	—	1,486,582	—
Residential mortgage-related securities:
FNMA / FHLMC	885,476	721,946	—	721,946	—
GNMA	43,693	39,927	—	39,927	—
Private-label	324,182	266,353	—	266,353	—
Commercial mortgage-related securities:
FNMA / FHLMC	772,456	623,595	—	623,595	—
GNMA	52,219	46,032	—	46,032	—
Total HTM investment securities, net	3,738,687	3,185,434	999	3,184,435	—
Equity securities:
Equity securities	10,742	10,742	10,670	—	72
Equity securities at NAV	12,500	12,500
Total equity securities	23,242	23,242

FHLB and Federal Reserve Bank stocks	179,665	179,665	—	179,665	—
Residential loans held for sale	646,687	646,687	—	646,687	—
Commercial loans held for sale	32,634	32,634	—	32,634	—
Loans, net	29,373,557	28,327,115	—	—	28,327,115
Bank and corporate owned life insurance	689,000	689,000	—	689,000	—
Mortgage servicing rights, net	87,683	87,683	—	—	87,683
Interest rate-related instruments designated as hedging instruments(a)	2,960	2,960	—	2,960	—
Foreign currency exchange forwards designated as hedging instruments(a)	2,457	2,457	—	2,457	—
Interest rate-related and other instruments not designated as hedging instruments(a)	88,541	88,541	—	88,541	—
Foreign currency exchange forwards not designated as hedging instruments(a)	4,315	4,315	—	4,315	—
Interest rate lock commitments to originate residential mortgage loans held for sale	327	327	—	—	327
Forward commitments to sell residential mortgage loans	254	254	—	—	254
Total selected assets at fair value	$40,471,048	$38,871,352	$1,031,273	$9,412,129	$28,415,450
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Dec 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$5,775,657	$5,775,657	$—	$—	$5,775,657
Savings	5,133,295	5,133,295	—	—	5,133,295
Interest-bearing demand	9,124,741	9,124,741	—	—	9,124,741
Money market	6,637,915	6,637,915	—	—	6,637,915
Brokered CDs(a)	4,276,309	4,276,309	—	4,276,309	—
Other time deposits(a)	3,700,518	3,700,518	—	3,700,518	—
Total deposits	34,648,434	34,648,434	—	7,976,827	26,671,607

Federal funds purchased and securities sold under agreements to repurchase	470,369	470,370	—	470,370	—
FHLB advances	1,853,807	1,852,685	—	1,852,685	—
Other long-term funding	837,635	823,991	—	823,991	—
Standby letters of credit(b)	2,546	2,546	—	2,546	—
Interest rate-related instruments designated as hedging instruments(c)	2,976	2,976	—	2,976	—
Foreign currency exchange forwards designated as hedging instruments(c)	563	563	—	563	—
Interest rate-related and other instruments not designated as hedging instruments(c)	170,928	170,928	—	170,928	—
Foreign currency exchange forwards not designated as hedging instruments(c)	4,106	4,106	—	4,106	—
Total selected liabilities at fair value	$37,991,364	$37,976,599	$—	$11,304,992	$26,671,607

(a) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(b) The commitment on standby letters of credit was $253.7 million at December 31, 2024. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

(in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans	Total
Balance December 31, 2023	$439	$673	$(234)
New production	11,771	(4,000)	15,771
Closed loans / settlements	(8,816)	3,512	(12,328)
Other	(3,068)	(438)	(2,630)
Change in mortgage derivative	(113)	(927)	814
Balance December 31, 2024	327	(254)	580
New production	6,409	(1,716)	8,125
Closed loans / settlements	(5,300)	1,755	(7,055)
Other	486	1,577	(1,092)
Change in mortgage derivative	1,594	1,616	(21)
Balance June 30, 2025	$1,921	$1,362	$559
The following table presents a rollforward of the fair value of Level 3 equity securities that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes:

(in thousands)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	4,054
Purchases	22
Sales	(28,772)
Fair value as of December 31, 2024	$72
Purchases	10
Sales	(23)
Fair value as of June 30, 2025	$59

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

(in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income(a)
Jun 30, 2025
Assets
Individually evaluated loans	Level 3	$16,913	Provision for credit losses	$1,559
OREO(a)	Level 2	8,802	Other noninterest expense / provision for credit losses(b)	7,046

Dec 31, 2024
Assets
Individually evaluated loans	Level 3	$31,483	Provision for credit losses	$17,454
OREO(a)	Level 2	276	Other noninterest expense / provision for credit losses(b)	1,067
(a) If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value and is therefore not included in the table.
(b) When a property's value is written down at the time it is transferred to OREO, the charge off is booked to the provision for credit losses. When a property is already in OREO and subsequently written down, the charge off is booked to other noninterest expense.
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

Jun 30, 2025	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	1%	-	100%	7%
Individually evaluated loans	Appraisals	Collateral	46%	-	80%	76%
Individually evaluated loans	Discounted cash flow	Discount factor	45%		45%	45%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	52%	-	100%	90%
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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan were as follows:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
RAP
Service cost	$810	$881	$1,619	$1,755
Interest cost	2,814	2,719	5,628	5,438
Expected return on plan assets	(9,809)	(8,650)	(19,619)	(17,301)
Amortization of prior service cost	(44)	(54)	(89)	(107)
Total net periodic pension cost	$(6,230)	$(5,104)	$(12,460)	$(10,215)
Postretirement Plan
Interest cost	$26	$18	$53	$37
Amortization of prior service cost	(19)	(19)	(38)	(38)
Amortization of actuarial loss (gain)	4	(7)	8	(14)
Total net periodic benefit cost	$12	$(8)	$23	$(15)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the other noninterest expense caption of the consolidated statements of income. The service cost components are included in personnel noninterest expense caption of the consolidated statements of income.

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2024 or the six months ended June 30, 2025.
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

Financial information about the Corporation’s segments is presented below:

	As of and for the three months ended June 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$242,978	$68,871	$(11,849)	$300,000
Net intersegment interest (expense) income	(104,430)	133,665	(29,235)	—
Net interest income (expense)	138,548	202,536	(41,084)	300,000
Noninterest income (expense)	11,984	51,461	3,532	66,977
Total income (expense) before provision	150,532	253,997	(37,552)	366,977
Provision for credit losses	20,368	6,363	(8,735)	17,996
Total income (expense) after provision	130,164	247,634	(28,817)	348,981
Noninterest expense
Personnel	20,149	56,641	50,204	126,994
Technology(a)	842	12,903	12,763	26,508
Occupancy(a)	33	31	12,580	12,644
Business development and advertising	1,252	968	5,528	7,748
Equipment(b)	—	1,427	3,067	4,494
Legal and professional	220	527	5,927	6,674
Loan and foreclosure costs	260	1,172	1,273	2,705
FDIC assessment	—	—	9,708	9,708
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	934	8,001	739	9,674
Allocated indirect expense (income)	22,112	52,884	(74,996)	—
Total noninterest expense	45,802	134,554	28,996	209,352
Net income (loss) before income taxes	84,362	113,080	(57,813)	139,629
Income tax expense (benefit)	15,968	23,747	(11,316)	28,399
Net income (loss)	$68,394	$89,333	$(46,497)	$111,230

Loans	$17,617,892	$12,531,178	$458,535	$30,607,605
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	18,431,586	13,403,906	12,158,236	43,993,729
(a) A portion of total depreciation expense of $0.1 million, $2.7 million, and $9.3 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the three months ended June 30, 2024
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$245,797	$63,207	$(52,411)	$256,593
Net intersegment interest (expense) income	(110,719)	146,814	(36,095)	—
Net interest income (expense)	135,078	210,021	(88,506)	256,593
Noninterest income	11,671	48,878	4,610	65,159
Total income (expense) before provision	146,749	258,899	(83,896)	321,752
Provision for credit losses	16,038	6,045	925	23,008
Total income (expense) after provision	130,711	252,854	(84,821)	298,745
Noninterest expense
Personnel	20,447	56,159	44,975	121,581
Technology(a)	586	11,717	14,858	27,161
Occupancy(a)	—	11	13,117	13,128
Business development and advertising	823	744	5,968	7,535
Equipment(a)	—	1,309	3,141	4,450
Legal and professional	289	208	3,932	4,429
Loan and foreclosure costs	113	1,121	559	1,793
FDIC assessment	—	—	7,131	7,131
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	841	5,710	(101)	6,450
Allocated indirect expense (income)	19,936	52,945	(72,881)	—
Total noninterest expense	43,035	129,924	22,902	195,861
Net income (loss) before income taxes	87,676	122,930	(107,722)	102,884
Income tax expense (benefit)	14,084	25,815	(52,589)	(12,689)
Net income (loss)	$73,592	$97,115	$(55,133)	$115,573

Loans	$16,191,823	$12,874,874	$551,574	29,618,271
Allocated goodwill	525,836	$579,156	—	1,104,992
Total assets	16,817,587	13,736,691	11,069,628	41,623,908
(a) A portion of total depreciation expense of $0.1 million, $2.3 million, and $9.9 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the six months ended June 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$470,263	$131,367	$(15,690)	$585,940
Net intersegment interest (expense) income	(197,772)	269,320	(71,548)	—
Net interest income (expense)	272,491	400,687	(87,238)	585,940
Noninterest income (expense)	24,887	100,561	306	125,754
Total income (expense) before provision	297,378	501,248	(86,932)	711,694
Provision for credit losses	39,382	12,434	(20,817)	30,999
Total income (expense) after provision	257,996	488,814	(66,115)	680,695
Noninterest expense
Personnel	41,475	116,512	92,903	250,890
Technology(b)	1,432	25,947	26,267	53,646
Occupancy(b)	33	59	27,933	28,025
Business development and advertising	2,186	1,805	10,143	14,134
Equipment(b)	—	2,530	6,491	9,021
Legal and professional	422	1,335	11,000	12,757
Loan and foreclosure costs	1,071	2,516	1,712	5,299
FDIC assessment	—	—	20,144	20,144
Other intangible amortization	—	—	4,405	4,405
Other noninterest expense	1,715	15,491	4,442	21,648
Allocated indirect expense (income)	42,620	105,174	(147,794)	—
Total noninterest expense	90,954	271,369	57,646	419,971
Net income (loss) before income taxes	167,042	217,445	(123,761)	260,724
Income tax expense (benefit)	31,665	45,663	(29,520)	47,808
Net income (loss)	$135,377	$171,782	$(94,241)	$212,916
(a) An unusual item of a $7.0 million loss on mortgage portfolio sale as a result of the settlement of the mortgage sale announced in the fourth quarter of 2024 is included within the noninterest income (expense) caption.
(b) A portion of total depreciation expense of $0.1 million, $5.3 million, and $20.5 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the six months ended June 30, 2024
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$485,526	$124,602	$(95,677)	$514,451
Net intersegment interest (expense) income	(218,284)	290,801	(72,517)	—
Net interest income (expense)	267,242	415,403	(168,194)	514,451
Noninterest income	23,540	95,926	10,678	130,144
Total income (expense) before provision	290,782	511,329	(157,515)	644,595
Provision for credit losses	31,036	13,301	2,672	47,009
Total income (expense) after provision	259,746	498,028	(160,187)	597,586
Noninterest expense
Personnel	40,877	116,728	83,371	240,976
Technology(a)	1,187	23,066	29,109	53,362
Occupancy(a)	—	33	26,728	26,761
Business development and advertising	1,760	1,604	10,688	14,052
Equipment(a)	1	2,708	6,340	9,049
Legal and professional	424	609	8,068	9,101
Loan and foreclosure costs	359	2,772	640	3,771
FDIC assessment	—	—	21,077	21,077
Other intangible amortization	—	—	4,405	4,405
Other noninterest expense	1,604	12,098	(2,739)	10,963
Allocated indirect expense (income)	39,601	104,368	(143,969)	—
Total noninterest expense	85,813	263,986	43,719	393,518
Net income (loss) before income taxes	173,933	234,042	(203,906)	204,068
Income tax expense (benefit)	31,893	49,149	(73,716)	7,326
Net income (loss)	$142,040	$184,893	$(130,191)	$196,742
(a) A portion of total depreciation expense of $0.2 million, $9.7 million, and $39.1 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.
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

Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at June 30, 2025 and 2024, including changes during the preceding six month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

(in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)
Other comprehensive income before reclassifications	53,149	—	4,770	57,919
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	3,986	—	—	3,986
Other assets / accrued expenses and other liabilities	—	8,532	—	8,532
Interest income	—	2,555	—	2,555
Personnel expense	—	—	(126)	(126)
Other expense	—	—	(8)	(8)
Income tax (expense) benefit	(14,251)	2,668	(1,157)	(12,740)
Net other comprehensive income during period	42,884	13,755	3,480	60,119
Balance June 30, 2025	$(6,109)	$12,487	$(20,674)	$(14,297)

Balance December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive loss before reclassifications	(41,014)	—	—	(41,014)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	197	—	—	197
HTM investment securities, net, at amortized cost(a)	4,182	—	—	4,182
Other assets / accrued expenses and other liabilities	—	(26,248)	—	(26,248)
Interest income	—	9,592	—	9,592
Personnel expense	—	—	(144)	(144)
Other expense	—	—	(14)	(14)
Income tax benefit (expense)	9,138	(2,192)	(1,614)	5,333
Net other comprehensive loss during period	(27,498)	(18,848)	(1,772)	(48,117)
Balance June 30, 2024	$(176,139)	$(15,768)	$(27,307)	$(219,214)
(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.

(in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive (Loss) Income
Balance March 31, 2025	$(23,655)	$9,135	$(20,624)	$(35,144)
Other comprehensive income before reclassifications	21,317	—	—	21,317
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	2,059	—	—	2,059
Other assets / accrued expenses and other liabilities	—	1,264	—	1,264
Interest income	—	1,437	—	1,437
Personnel expense	—	—	(63)	(63)
Other expense	—	—	(4)	(4)
Income tax (expense) benefit	(5,830)	650	17	(5,164)
Net other comprehensive income (loss) during period	17,545	3,352	(50)	20,847
Balance June 30, 2025	$(6,109)	$12,487	$(20,674)	$(14,297)

Balance March 31, 2024	$(169,388)	$(13,246)	$(27,247)	$(209,881)
Other comprehensive loss before reclassifications	(11,126)	—	—	(11,126)
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	2,122	—	—	2,122
Other assets / accrued expenses and other liabilities	—	(6,787)	—	(6,787)
Interest income	—	4,769	—	4,769
Personnel expense	—	—	(73)	(73)
Other expense	—	—	(7)	(7)
Income tax benefit (expense)	2,253	(503)	20	1,769
Net other comprehensive loss during period	(6,751)	(2,522)	(60)	(9,333)
Balance June 30, 2024	$(176,139)	$(15,768)	$(27,307)	$(219,214)
(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.
Note 16 Leases
The Corporation has operating leases for retail and corporate offices, land, and equipment. The Corporation also has a finance lease for retail and corporate offices.
These leases have original terms of 1 year or longer with remaining maturities up to 37 years, some of which include options to extend the lease term. An analysis of the lease options has been completed and any purchase options or optional periods that the Corporation is reasonably likely to extend have been included in the capitalization.
The discount rate used to capitalize the operating leases is the FHLB borrowing rate on the date of lease commencement. When determining the rate to discount specific lease obligations, the repayment period and term are considered.
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2025	2024	2025	2024
Operating lease costs	$1,682	$1,551	$3,384	$3,096
Finance lease costs	1	23	2	46
Operating lease cash flows	1,653	1,592	3,328	3,436
Finance lease cash flows	23	23	46	46
The right-of-use asset and lease liability by lease classifications on the consolidated balance sheets were as follows:

(in thousands)	Consolidated Balance Sheets Category	Jun 30, 2025	Dec 31, 2024
Operating lease right-of-use asset	Premises and equipment	$31,795	$33,202
Operating lease liability	Accrued expenses and other liabilities	34,246	35,596
Finance lease liability	Other long-term funding	250	295

The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	Jun 30, 2025			Dec 31, 2024
(in thousands)	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate
Operating leases
Retail and corporate offices	$36,813	7.91	4.29%	$39,072	8.30	4.26%
Land	3,567	6.36	3.82%	3,228	6.63	3.52%
Equipment	204	1.00	4.62%	204	1.50	4.62%
Total operating leases	$40,584	7.73	4.25%	$42,505	8.13	4.20%
Finance leases
Retail and corporate offices	$255	2.75	1.32%	$301	3.25	1.32%
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

(in thousands)	Operating Leases	Finance Leases	Total Leases
Six months ended December 31, 2025	$3,523	$46	$3,570
2026	6,638	93	6,730
2027	5,875	93	5,968
2028	5,135	23	5,158
2029	3,836	—	3,836
Beyond 2029	15,577	—	15,577
Total lease payments	$40,584	$255	$40,839
Less: interest	6,338	4	6,342
Present value of lease payments	$34,246	$250	$34,497
There are no leases that had not yet commenced as of June 30, 2025. Rental income generated by the Corporation's leases is included within occupancy expense on the consolidated statements of income.

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
Performance Summary
•Average loans of $30.3 billion increased $828.3 million, or 3%, from the first six months of 2024, driven primarily by increases in commercial and business lending and auto finance loans, partially offset by a decrease in residential mortgage lending resulting from the Corporation's balance sheet repositioning announced in the fourth quarter of 2024.
•Average deposits of $34.5 billion increased $1.6 billion, or 5%, from the first six months of 2024, driven by increases in all deposit types except noninterest-bearing demand and money market deposits.
•Net interest income of $585.9 million increased $71.5 million, or 14%, from the first six months of 2024, and net interest margin was 3.01%, compared to 2.77% for the first six months of 2024. The increases in net interest income and net interest margin were driven by increases in higher yielding loan balances in commercial and industrial and auto finance and the balance sheet repositioning announced in the fourth quarter of 2024 which sold lower yielding residential mortgage loans and investment securities allowing for reinvestment in higher yielding investment securities.
•Provision for credit losses was $31.0 million compared to $47.0 million for the first six months of 2024, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest income of $125.8 million decreased $4.4 million, or 3%, from the first six months of 2024, primarily driven by the loss recognized related to the settlement of the mortgage loan sale as part of the balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $420.0 million increased $26.5 million, or 7%, from the first six months of 2024, primarily driven by increases in personnel expense due to annual merit increases, legal and professional expenses due to increased consultant and IT staff augmentation expenditures and other noninterest expense primarily due to OREO write downs in 2025.

Table 1 Summary Results of Operations: Trends

	Six months ended		Three months ended
($ in thousands, except per share data)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Net income (loss)	$212,916	$196,742	$111,230	$101,687	$(161,615)	$88,018	$115,573
Net income (loss) available to common equity	207,166	190,992	108,355	98,812	(164,490)	85,143	112,698
Earnings (loss) per common share - basic	1.25	1.27	0.65	0.60	(1.04)	0.56	0.75
Earnings (loss) per common share - diluted	1.24	1.26	0.65	0.59	(1.03)	0.56	0.74
Effective tax rate	18.34%	3.59%	20.34%	16.03%	N/M	18.61%	(12.33)%
N/M = Not Meaningful

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Six Months Ended Jun 30,
	2025			2024(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$10,783,368	$349,740	6.54%	$9,822,806	$359,302	7.35%
Commercial real estate—owner occupied	1,127,535	32,214	5.76%	1,090,935	32,979	6.08%
Commercial and business lending	11,910,904	381,954	6.46%	10,913,741	392,281	7.23%
Commercial real estate—investor	5,499,334	178,658	6.55%	5,002,956	181,099	7.28%
Real estate construction	1,884,065	67,829	7.26%	2,316,911	91,954	7.98%
Commercial real estate lending	7,383,399	246,486	6.73%	7,319,867	273,053	7.50%
Total commercial	19,294,303	628,440	6.57%	18,233,608	665,334	7.34%
Residential mortgage	7,144,851	131,818	3.69%	7,965,375	138,120	3.47%
Auto finance	2,889,190	80,332	5.61%	2,448,914	67,624	5.55%
Home equity	662,509	24,150	7.29%	563,992	26,036	9.23%
Other consumer	311,691	17,417	11.27%	262,404	15,185	11.64%
Total consumer	11,008,241	253,717	4.62%	11,240,684	246,965	4.40%
Total loans	30,302,544	882,157	5.86%	29,474,293	912,299	6.22%
Investments
Taxable securities	6,489,135	140,962	4.34%	5,598,890	97,206	3.47%
Tax-exempt securities(b)	2,010,403	35,264	3.51%	2,124,763	35,920	3.38%
Other short-term investments	878,929	21,921	5.03%	598,888	17,615	5.91%
Total investments	9,378,467	198,147	4.23%	8,322,541	150,741	3.62%
Total earning assets and related interest income	39,681,011	$1,080,304	5.48%	37,796,834	$1,063,040	5.65%
Other assets, net	3,346,515			3,135,876
Total assets	$43,027,526			$40,932,710
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,192,835	$35,068	1.36%	$5,030,859	$43,719	1.75%
Interest-bearing demand	7,856,593	87,915	2.26%	7,377,870	98,099	2.67%
Money market	6,033,999	78,255	2.62%	6,055,804	93,698	3.11%
Network transaction deposits	1,845,974	40,278	4.40%	1,623,625	43,621	5.40%
Brokered CDs	4,201,955	94,711	4.55%	4,098,304	109,116	5.35%
Other time deposits	3,740,683	70,569	3.80%	2,964,685	59,040	4.00%
Total interest-bearing deposits	28,872,038	406,796	2.84%	27,151,147	447,293	3.31%
Federal funds purchased and securities sold under agreements to repurchase	297,963	5,626	3.81%	238,950	5,166	4.35%
Other short-term funding	24,408	695	5.74%	503,602	12,646	5.05%
FHLB advances	2,413,352	50,979	4.26%	1,986,221	55,814	5.65%
Other long-term funding	610,064	21,785	7.14%	536,388	20,154	7.51%
Total short and long-term funding	3,345,786	79,085	4.76%	3,265,160	93,780	5.77%
Total interest-bearing liabilities and related interest expense	32,217,824	$485,881	3.04%	30,416,308	$541,073	3.58%
Noninterest-bearing demand deposits	5,644,554			5,797,084
Other liabilities	483,247			545,526
Stockholders’ equity	4,681,901			4,173,793
Total liabilities and stockholders’ equity	$43,027,526			$40,932,710
Interest rate spread			2.44%			2.07%
Net free funds			0.57%			0.70%
Fully tax-equivalent net interest income and net interest margin		$594,423	3.01%		$521,967	2.77%
Fully tax-equivalent adjustment		8,483			7,516
Net interest income		$585,940			$514,451
(a) Prior periods have been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Nonaccrual loans and loans held for sale have been included in the average balances.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Jun 30, 2025			Mar 31, 2025(a)			Jun 30, 2024(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$10,981,221	$179,955	6.57%	$10,583,318	$169,785	6.50%	$9,915,894	$181,615	7.37%
Commercial real estate—owner occupied	1,114,054	16,014	5.77%	1,141,167	16,200	5.76%	1,095,334	16,577	6.09%
Commercial and business lending	12,095,274	195,969	6.50%	11,724,484	185,985	6.43%	11,011,228	198,191	7.24%
Commercial real estate—investor	5,582,333	91,569	6.58%	5,415,412	87,089	6.52%	4,964,394	88,737	7.19%
Real estate construction	1,869,708	33,883	7.27%	1,898,582	33,945	7.25%	2,285,379	45,466	8.00%
Commercial real estate lending	7,452,041	125,452	6.75%	7,313,994	121,034	6.71%	7,249,773	134,203	7.45%
Total commercial	19,547,316	321,421	6.59%	19,038,479	307,020	6.54%	18,261,000	332,394	7.32%
Residential mortgage	7,034,607	64,995	3.70%	7,256,320	66,823	3.68%	7,905,236	69,389	3.51%
Auto finance	2,933,161	41,156	5.63%	2,844,730	39,176	5.59%	2,524,107	35,021	5.58%
Home equity	667,339	12,098	7.25%	657,625	12,052	7.34%	630,855	12,975	8.23%
Other consumer	309,578	8,644	11.20%	313,828	8,773	11.34%	258,366	7,528	11.72%
Total consumer	10,944,685	126,893	4.64%	11,072,503	126,824	4.61%	11,318,564	124,913	4.42%
Total loans	30,492,001	448,313	5.89%	30,110,982	433,844	5.83%	29,579,564	457,307	6.21%
Investments
Taxable securities	6,578,690	71,174	4.33%	6,398,584	69,788	4.36%	5,680,757	50,479	3.55%
Tax-exempt securities(b)	2,004,725	17,598	3.51%	2,016,144	17,666	3.50%	2,116,174	17,896	3.38%
Other short-term investments	999,294	12,679	5.09%	757,227	9,243	4.95%	620,943	9,304	6.03%
Total investments	9,582,709	101,451	4.24%	9,171,955	96,696	4.22%	8,417,874	77,680	3.69%
Total earning assets and related interest income	40,074,710	$549,764	5.50%	39,282,937	$530,540	5.45%	37,997,438	$534,987	5.65%
Other assets, net	3,345,353			3,347,690			3,103,168
Total assets	$43,420,063			$42,630,627			$41,100,606
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,222,869	$17,139	1.32%	$5,162,468	$17,929	1.41%	$5,133,688	$21,972	1.72%
Interest-bearing demand	7,683,402	42,485	2.22%	8,031,707	45,430	2.29%	7,265,621	48,109	2.66%
Money market	5,988,947	38,695	2.59%	6,079,551	39,560	2.64%	5,995,005	46,391	3.11%
Network transaction deposits	1,843,998	20,211	4.40%	1,847,972	20,067	4.40%	1,595,312	21,416	5.40%
Brokered CDs	4,089,844	45,418	4.45%	4,315,311	49,292	4.63%	3,927,727	52,306	5.36%
Other time deposits	3,725,205	33,707	3.63%	3,756,332	36,862	3.98%	2,999,936	30,867	4.14%
Total interest-bearing deposits	28,554,266	197,656	2.78%	29,193,341	209,140	2.91%	26,917,289	221,062	3.30%
Federal funds purchased and securities sold under agreements to repurchase	220,872	2,004	3.64%	375,910	3,622	3.91%	213,921	2,303	4.33%
Other short-term funding	17,580	287	6.55%	31,312	408	5.28%	561,596	7,044	5.04%
FHLB advances	3,221,749	34,889	4.34%	1,595,972	16,090	4.09%	2,432,195	34,143	5.65%
Other long-term funding	592,664	10,700	7.22%	627,658	11,085	7.06%	533,670	10,096	7.57%
Total short and long-term funding	4,052,863	47,880	4.74%	2,630,852	31,205	4.79%	3,741,381	53,586	5.75%
Total interest-bearing liabilities and related interest expense	32,607,129	$245,536	3.02%	31,824,193	$240,345	3.06%	30,658,670	$274,648	3.60%
Noninterest-bearing demand deposits	5,648,935			5,640,123			5,712,115
Other liabilities	431,338			535,732			563,616
Stockholders’ equity	4,732,661			4,630,578			4,166,204
Total liabilities and stockholders’ equity	$43,420,063			$42,630,627			$41,100,606
Interest rate spread			2.48%			2.39%			2.05%
Net free funds			0.56%			0.58%			0.70%
Fully tax-equivalent net interest income and net interest margin		$304,228	3.04%		$290,195	2.97%		$260,340	2.75%
Fully tax-equivalent adjustment		4,228			4,254			3,747
Net interest income		$300,000			$285,941			$256,593
(a) Prior periods have been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Nonaccrual loans and loans held for sale have been included in the average balances.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income were $72.5 million and $71.5 million, or 14%, higher than the first six months of 2024, respectively. The increase was driven by the actions taken by the Corporation as part of the balance sheet repositioning announced in the fourth quarter of 2024 which sold off lower yielding investment securities and residential mortgages and increased earning assets. This was offset by the Federal Reserve decreasing the federal funds target interest rate by 100 bp in the second half of 2024 causing a decrease in the rate environment. This resulted in the average yield on earning assets to decrease 17 bp and the cost of interest-bearing liabilities to decrease 54 bp from the first six months of 2024 given our ability to reprice deposits downwards. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets increased $1.9 billion, or 5%, from the first six months of 2024. Average loans increased $828.3 million, or 3%, from the first six months of 2024, driven by increases in commercial and industrial, commercial real estate-investor, and auto loans, partially offset by decreases in residential mortgage as a result of our balance sheet repositioning announced in the fourth quarter of 2024 and real estate construction loans. Average investment securities increased $1.1 billion, or 13%, from the first six months of 2024 driven by increases in taxable securities resulting from the fourth quarter 2024 balance sheet repositioning and other short-term investments.
•    Average interest-bearing liabilities increased $1.8 billion, or 6%, compared to the first six months of 2024. Average interest-bearing deposits increased $1.7 billion, or 6%, from the first six months of 2024, driven by increases in all deposit types except money market which decreased slightly. Average total short and long-term funding increased $80.6 million, or 2%, from the first six months of 2024, primarily driven by increases in all funding categories except other short-term funding which decreased related to the payoff of BTFP advances in October 2024. Average noninterest-bearing demand deposits decreased $152.5 million, or 3%, from the first six months of 2024.
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
Noninterest Income
Table 3 Noninterest Income

	Six months ended			Three months ended					Changes vs
(Dollars in thousands, except as noted)	Jun 30, 2025	Jun 30, 2024	YTD % Change	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2025	Jun 30, 2024
Wealth management fees	$45,522	$44,323	3%	$23,025	$22,498	$24,103	$24,144	$22,628	2%	2%
Service charges and deposit account fees	25,961	24,702	5%	13,147	12,814	13,232	13,708	12,263	3%	7%
Card-based fees	21,642	23,242	(7)%	11,200	10,442	11,948	11,731	11,975	7%	(6)%
Other fee-based revenue	10,245	9,259	11%	4,995	5,251	5,182	5,057	4,857	(5)%	3%
Total fee-based revenue	103,370	101,525	2%	52,366	51,004	54,465	54,640	51,723	3%	1%
Capital markets, net	10,110	8,735	16%	5,765	4,345	9,032	4,317	4,685	33%	23%
Mortgage banking, net	8,035	5,166	56%	4,213	3,822	3,387	2,132	2,505	10%	68%
Loss on mortgage portfolio sale	(6,976)	—	N/M	—	(6,976)	(130,406)	—	—	(100)%	N/M
Bank and corporate owned life insurance	9,339	7,154	31%	4,135	5,204	2,322	4,001	4,584	(21)%	(10)%
Other	4,477	4,549	(2)%	2,226	2,251	2,257	2,504	2,222	(1)%	—%
Subtotal	128,356	127,131	1%	68,705	59,650	(58,943)	67,595	65,719	15%	5%
Asset (losses) gains, net	(2,613)	(933)	180%	(1,735)	(878)	364	(474)	(627)	98%	177%
Investment securities gains (losses), net	11	3,947	(100)%	7	4	(148,194)	100	67	66%	(90)%
Total noninterest income (loss)	$125,754	$130,144	(3)%	$66,977	$58,776	$(206,772)	$67,221	$65,159	14%	3%
Assets under management, at market value(a)				15,537	14,685	14,773	15,033	14,304	6%	9%
N/M = Not Meaningful
(a) In millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Mortgage banking increased $2.9 million from the first six months of 2024, primarily as a result of MSR valuation impacts and increased gains on sales of mortgage loans originated for sale.
•Loss on mortgage portfolio sale increased $7.0 million from the first six months of 2024, due to the recognition of a loss in the first quarter of 2025 related to the settlement of the balance sheet repositioning transactions announced in the fourth quarter of 2024.
•Bank and corporate owned life insurance increased $2.2 million from the first six months of 2024, driven by an increased number of claims.
•Investment securities gains (losses), net, decreased $3.9 million from the first six months of 2024, as a result of the sale of the Corporation's remaining Visa B shares in the first quarter of 2024.
Noninterest Expense
Table 4 Noninterest Expense

	Six months ended			Three months ended					Change vs
(Dollars in thousands)	Jun 30, 2025	Jun 30, 2024	YTD % Change	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024	Mar 31, 2025	Jun 30, 2024
Personnel	$250,890	$240,976	4%	$126,994	$123,897	$125,944	$121,036	$121,581	2%	4%
Technology	53,646	53,362	1%	26,508	27,139	26,984	27,217	27,161	(2)%	(2)%
Occupancy	28,025	26,761	5%	12,644	15,381	14,325	13,536	13,128	(18)%	(4)%
Business development and advertising	14,134	14,052	1%	7,748	6,386	7,408	6,683	7,535	21%	3%
Equipment	9,021	9,049	—%	4,494	4,527	4,729	4,653	4,450	(1)%	1%
Legal and professional	12,757	9,101	40%	6,674	6,083	6,861	5,639	4,429	10%	51%
Loan and foreclosure costs	5,299	3,771	41%	2,705	2,594	1,951	2,748	1,793	4%	51%
FDIC assessment	20,144	21,077	(4)%	9,708	10,436	9,139	8,223	7,131	(7)%	36%
Other intangible amortization	4,405	4,405	—%	2,203	2,203	2,203	2,203	2,203	—%	—%
Loss on prepayments of FHLB advances	—	—	N/M	—	—	14,243	—	—	N/M	N/M
Other	21,648	10,963	97%	9,674	11,974	10,496	8,659	6,450	(19)%	50%
Total noninterest expense	$419,971	$393,518	7%	$209,352	$210,619	$224,282	$200,597	$195,861	(1)%	7%
Average FTEs excluding overtime	3,993	4,048	(1)%	3,980	4,006	3,982	4,041	4,025	(1)%	(1)%
Notable Contributions to the Change in Noninterest Expense
•Legal and professional expense increased $3.7 million from the first six months of 2024, primarily driven by increased consultant and IT staff augmentation expenses in the current year.
•Other noninterest expense increased $10.7 million from the first six months of 2024 primarily due to additional OREO write downs in the first half of 2025. Additionally in the first six months of 2024, there was a gain on the sale of OREO properties which did not reoccur in 2025.
Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $47.8 million for the six months ended June 30, 2025, compared to income tax expense of $7.3 million for the six months ended June 30, 2024. The Corporation's effective tax rate from continuing operations was 18.34% and 3.59% for the six months ended June 30, 2025, and 2024, respectively. The increase in income tax expense of $40.5 million and higher effective tax rate during the first six months of 2025 as compared to the same period of 2024 were primarily due to a strategic reallocation of the investment portfolio and the adaptation of a legal entity rationalization plan that resulted in the recognition of deferred benefits in 2024.
Income tax expense recorded on the consolidated statements of income involves the interpretation and application of certain accounting pronouncements and federal and state tax laws and regulations. On July 4, 2025, H.R.1 - One Big Beautiful Bill Act was signed into federal law and enacted new federal tax laws and regulations. The Corporation is currently evaluating the impact of these laws and regulations on the financial position and operations of the Corporation; however, an estimate of the impact cannot be made at this time.

The Corporation is subject to examination by various taxing authorities. Examination by taxing authorities may impact the amount of tax expense and/or the reserve for uncertainty in income taxes if their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations.

Balance Sheet Analysis
•At June 30, 2025, total assets were $44.0 billion, up $970.7 million, or 2%, from December 31, 2024.
◦Interest bearing deposits in other financial institutions were $738.9 million at June 30, 2025, up $285.3 million, or 63%, from December 31, 2024. Federal funds sold and securities purchased under agreement to resell were $0 at June 30, 2025, down $22.0 million, or 100% from December 31, 2024. See Consolidated Statements of Cash Flows for detailed information.
◦AFS investment securities, at fair value were $5.0 billion at June 30, 2025, up $455.1 million, or 10%, from December 31, 2024. FHLB and Fed Reserve Stocks were $278.4 million at June 30, 2025, up $98.7 million, or 55%, from December 31, 2024. See Note 5 Investment Securities of the notes to the consolidated financial statements for details on these changes.
◦Loans of $30.6 billion at June 30, 2025 were up $839.0 million, or 3%, from December 31, 2024 primarily due to increases in commercial and business lending along with increases in commercial real estate - investor and auto finance loans. See section Loans and Note 6 Loans of the notes to consolidated financial statements for additional details.
◦Residential loans held for sale were $96.8 million at June 30, 2025, down $549.9 million, or 85%, from December 31, 2024. The decrease from December 31, 2024 was a result of the mortgage portfolio sale announced in the fourth quarter of 2024 and the sale closing in January 2025.
•At June 30, 2025, total liabilities were $39.2 billion, up $795.4 million, or 2%, from December 31, 2024.
◦At June 30, 2025, total deposits of $34.1 billion were down $500.9 million from December 31, 2024, or 1% due to seasonality of deposits and a decrease in interest-bearing demand deposits and brokered CDs. See section Deposits and Customer Funding for additional information on deposits.
◦Short-term funding was $75.6 million at June 30, 2025, down $394.8 million, or 84%, from December 31, 2024 primarily due to the reduction in federal funds purchased. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
◦FHLB advances were $3.9 billion at June 30, 2025, up $2.0 billion, or 109%, from December 31, 2024 primarily due to increases in short-term FHLB advances to continue to fund loan growth and seasonal outflow of deposits. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
◦Other long-term funding was $593.5 million at June 30, 2025, down $244.1 million, or 29%, from December 31, 2024, primarily due to subordinated notes maturing in January 2025. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.

Loans
Table 5 Period End Loan Composition

	Jun 30, 2025		Mar 31, 2025		Dec 31, 2024		Sep 30, 2024		Jun 30, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$11,281,964	37%	$10,925,769	36%	$10,573,741	36%	$10,258,899	34%	$9,970,412	34%
Commercial real estate — owner occupied	1,101,501	4%	1,118,363	4%	1,143,741	4%	1,120,849	4%	1,102,146	4%
Commercial and business lending	12,383,465	40%	12,044,132	40%	11,717,483	39%	11,379,748	38%	11,072,558	37%
Commercial real estate — investor	5,370,422	18%	5,597,442	18%	5,227,975	18%	5,070,635	17%	5,001,392	17%
Real estate construction	1,950,267	6%	1,809,054	6%	1,982,632	7%	2,114,300	7%	2,255,637	8%
Commercial real estate lending	7,320,689	24%	7,406,496	24%	7,210,607	24%	7,184,934	24%	7,257,029	25%
Total commercial	19,704,154	64%	19,450,628	64%	18,928,090	64%	18,564,683	62%	18,329,587	62%
Residential mortgage	6,949,387	23%	6,999,654	23%	7,047,541	24%	7,803,083	26%	7,840,073	26%
Auto finance	2,969,495	10%	2,878,765	10%	2,810,220	9%	2,708,946	9%	2,556,009	9%
Home equity	676,208	2%	654,140	2%	664,252	2%	651,379	2%	634,142	2%
Other consumer	308,361	1%	310,940	1%	318,483	1%	262,806	1%	258,460	1%
Total consumer	10,903,451	36%	10,843,499	36%	10,840,496	36%	11,426,214	38%	11,288,684	38%
Total loans	$30,607,605	100%	$30,294,127	100%	$29,768,586	100%	$29,990,897	100%	$29,618,271	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30% to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2024 and the first six months of 2025. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
The Corporation’s loan distribution and interest rate sensitivity as of June 30, 2025 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

(Dollars in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Commercial and industrial	$9,957,478	$970,915	$353,088	$484	$11,281,964	37%
Commercial real estate — owner occupied	717,159	290,100	94,242	—	1,101,501	4%
Commercial real estate — investor	5,053,979	298,292	18,151	—	5,370,422	18%
Real estate construction	1,913,577	32,305	4,133	251	1,950,267	6%
Total commercial loans	$17,642,193	$1,591,612	$469,614	$735	$19,704,154	65%

Commercial - adjustable	$12,371,078	$49,113	$559	$—	$12,420,750	41%
Commercial - fixed	5,271,115	1,542,498	469,056	735	7,283,404	24%
Residential mortgage - adjustable	180,700	897,491	1,209,834	282	2,288,308	7%
Residential mortgage - fixed	7,622	55,899	338,720	4,258,840	4,661,079	15%
Auto finance	3,511	1,673,462	1,292,521	—	2,969,495	10%
Home equity	635,868	7,175	25,201	7,964	676,208	2%
Other consumer	255,087	28,802	16,695	7,777	308,361	1%
Total loans	$18,724,980	$4,254,441	$3,352,586	$4,275,598	$30,607,605	100%

Fixed-rate	$5,287,800	$3,306,786	$2,142,193	$4,275,316	$15,012,095	49%
Floating or adjustable rate	13,437,180	947,655	1,210,393	282	15,595,510	51%
Total	$18,724,980	$4,254,441	$3,352,586	$4,275,598	$30,607,605	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At June 30, 2025, $20.9 billion, or 68%, of the loans outstanding and $17.7 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.

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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2025, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and ABL and equipment financing.
Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Jun 30, 2025	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
(Dollars in thousands)
Real Estate(a)	531	$2,128,734	$3,680,972	9%
Utilities(b)	221	2,786,224	3,457,042	8%
Credit Intermediation and Related Activities(c)	522	881,472	1,463,272	4%
Merchant Wholesalers, Durable Goods	423	631,230	1,090,175	3%
(a) Includes REIT lines.
(b) 63% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
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
Commercial real estate - investor: Commercial real estate - investor is comprised of loans secured by various non-owner occupied or investor income producing property types.
Table 8 Largest Commercial Real Estate - Investor Property Type Exposures

Jun 30, 2025	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	39%
Industrial	3%	24%
Office	2%	17%
The remaining commercial real estate - investor portfolio is spread over various other property types, none of which exceed 2% of total loan exposure.
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

Table 9 Largest Real Estate Construction Property Type Exposures

Jun 30, 2025	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	51%
Industrial	2%	22%
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
Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 89% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2025. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
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
Table 10 Nonperforming Assets

(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Nonperforming assets
Commercial and industrial	$6,945	$12,898	$19,084	$14,369	$21,190
Commercial real estate — owner occupied	—	1,501	1,501	9,285	1,851
Commercial and business lending	6,945	14,399	20,585	23,654	23,041
Commercial real estate — investor	15,805	31,689	16,705	18,913	48,249
Real estate construction	146	125	30	15	16
Commercial real estate lending	15,950	31,814	16,735	18,928	48,265
Total commercial	22,895	46,213	37,320	42,582	71,306
Residential mortgage	73,817	72,455	70,038	70,138	68,058
Auto finance	8,004	7,692	7,402	7,456	6,986
Home equity	8,201	8,275	8,378	8,231	7,996
Other consumer	82	173	122	70	77
Total consumer	90,104	88,595	85,941	85,894	83,117
Total nonaccrual loans	112,999	134,808	123,260	128,476	154,423
Commercial real estate owned	31,629	19,114	11,914	11,914	914
Residential real estate owned	1,687	3,119	2,068	1,012	1,467
Bank properties real estate owned(a)	972	1,242	6,235	5,903	5,944
OREO	34,287	23,475	20,217	18,830	8,325
Repossessed assets	882	688	687	793	671
Total nonperforming assets	$148,169	$158,971	$144,164	$148,098	$163,418
Accruing loans past due 90 days or more
Commercial	$12,123	$515	$642	$5,359	$384
Consumer	2,038	2,521	2,547	1,748	1,970
Total accruing loans past due 90 days or more	$14,160	$3,036	$3,189	$7,107	$2,354
Restructured loans (accruing)
Commercial	$431	$459	$475	$424	$410
Consumer	3,630	3,192	3,057	2,141	2,166
Total restructured loans (accruing)	$4,061	$3,651	$3,531	$2,565	$2,576
Nonaccrual restructured loans (included in nonaccrual loans)	$3,704	$3,451	$2,581	$1,840	$717
Ratios
Nonaccrual loans to total loans	0.37%	0.44%	0.41%	0.43%	0.52%
NPAs to total loans plus OREO and repossessed assets	0.48%	0.52%	0.48%	0.49%	0.55%
NPAs to total assets	0.34%	0.37%	0.34%	0.35%	0.39%
Allowance for credit losses on loans to nonaccrual loans	364.42%	301.63%	326.40%	309.43%	252.31%

Table 10 Nonperforming Assets (continued)

(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Accruing loans 30-89 days past due
Commercial and industrial	$2,593	$7,740	$1,260	$1,212	$2,052
Commercial real estate — owner occupied	5,628	1,156	1,634	2,209	—
Commercial and business lending	8,221	8,896	2,893	3,421	2,052
Commercial real estate — investor	1,042	2,463	36,391	10,746	1,023
Real estate construction	90	—	21	88	—
Commercial real estate lending	1,132	2,463	36,412	10,834	1,023
Total commercial	9,353	11,360	39,305	14,255	3,075
Residential mortgage	8,744	13,568	14,892	13,630	10,374
Auto finance	13,149	12,522	14,850	15,458	15,814
Home equity	4,338	3,606	4,625	3,146	3,694
Other consumer	2,578	2,381	3,128	2,163	1,995
Total consumer	28,810	32,076	37,496	34,397	31,877
Total accruing loans 30-89 days past due	$38,163	$43,435	$76,801	$48,651	$34,952
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2025 was the Moody's baseline scenario from May 2025, which was reviewed against the June 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates in the Corporation's 2024 Annual Report on Form 10-K for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at June 30, 2025 and December 31, 2024 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.
Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
(Dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Allowance for loan losses
Balance at beginning of period	$363,545	$351,094	$371,348	$363,545	$361,765	$355,844	$356,006
Provision for loan losses	34,500	48,000	18,000	16,500	14,000	19,000	21,000
Charge offs	(32,062)	(47,308)	(18,348)	(13,714)	(13,770)	(15,337)	(23,290)
Recoveries	10,531	4,058	5,515	5,017	1,551	2,258	2,127
Net charge offs	(21,531)	(43,251)	(12,833)	(8,698)	(12,220)	(13,078)	(21,163)
Balance at end of period	$376,515	$355,844	$376,515	$371,348	$363,545	$361,765	$355,844
Allowance for unfunded commitments
Balance at beginning of period	38,776	34,776	35,276	38,776	35,776	33,776	31,776
Provision for unfunded commitments	(3,500)	(1,000)	—	(3,500)	3,000	2,000	2,000
Balance at end of period	$35,276	$33,776	$35,276	$35,276	$38,776	$35,776	$33,776
Allowance for credit losses on loans	$411,791	$389,620	$411,791	$406,624	$402,322	$397,541	$389,620
Provision for credit losses on loans	31,000	47,000	18,000	13,000	17,000	21,000	23,000
Net loan (charge offs) recoveries
Commercial and industrial	$(6,552)	$(32,314)	$(1,826)	$(4,726)	$(2,406)	$(10,649)	$(13,676)
Commercial real estate — owner occupied	—	4	—	—	—	—	1
Commercial and business lending	(6,552)	(32,310)	(1,826)	(4,726)	(2,406)	(10,649)	(13,674)
Commercial real estate — investor	(9,385)	(4,569)	(8,493)	(892)	(6,617)	(1)	(4,569)
Real estate construction	150	58	121	30	4	2	28
Commercial real estate lending	(9,235)	(4,511)	(8,372)	(863)	(6,612)	2	(4,541)
Total commercial	(15,787)	(36,821)	(10,198)	(5,589)	(9,018)	(10,647)	(18,216)
Residential mortgage	(105)	(351)	(302)	197	(239)	(160)	(289)
Auto finance	(2,208)	(3,574)	(689)	(1,519)	(1,782)	(1,281)	(1,480)
Home equity	526	449	237	289	277	424	238
Other consumer	(3,957)	(2,954)	(1,881)	(2,076)	(1,457)	(1,414)	(1,417)
Total consumer	(5,744)	(6,429)	(2,636)	(3,109)	(3,202)	(2,431)	(2,947)
Total net charge offs	$(21,531)	$(43,251)	$(12,833)	$(8,698)	$(12,220)	$(13,078)	$(21,163)
Ratios
Allowance for credit losses on loans to total loans			1.35%	1.34%	1.35%	1.33%	1.32%
Allowance for credit losses on loans to net charge offs (annualized)	9.5x	4.5x	8.0x	11.5x	8.3x	7.6x	4.6x
Loan evaluation method for ACLL
Individually evaluated for impairment			$—	$6,092	$5,689	$7,498	$16,882
Collectively evaluated for impairment			411,791	400,532	396,632	390,043	372,738
Total ACLL			$411,791	$406,624	$402,322	$397,541	$389,620
Loan balance
Individually evaluated for impairment			$21,431	$46,065	$37,172	$41,938	$70,763
Collectively evaluated for impairment			30,586,174	30,248,062	29,731,414	29,948,958	29,547,508
Total loan balance			$30,607,605	$30,294,127	$29,768,586	$29,990,897	$29,618,271

Table 12 Annualized Net (Charge Offs) Recoveries(a)

	YTD		Quarter Ended
(In basis points)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Net loan (charge offs) recoveries
Commercial and industrial	(12)	(66)	(7)	(18)	(9)	(43)	(55)
Commercial real estate — owner occupied	—	—	—	—	—	—	—
Commercial and business lending	(11)	(60)	(6)	(16)	(8)	(39)	(50)
Commercial real estate — investor	(34)	(18)	(61)	(7)	(51)	—	(37)
Real estate construction	2	1	3	1	—	—	—
Commercial real estate lending	(25)	(12)	(45)	(5)	(37)	—	(25)
Total commercial	(16)	(41)	(21)	(12)	(19)	(23)	(40)
Residential mortgage	—	(1)	(2)	1	(1)	(1)	(1)
Auto finance	(15)	(29)	(9)	(22)	(26)	(19)	(24)
Home equity	16	16	14	18	17	26	15
Other consumer	(256)	(226)	(244)	(268)	(208)	(216)	(221)
Total consumer	(11)	(12)	(10)	(11)	(11)	(8)	(10)
Total net charge offs	(14)	(30)	(17)	(12)	(16)	(18)	(29)

(a) Annualized ratio of net charge offs to average loans by loan type.
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total nonaccrual loans decreased $10.3 million, or 8%, from December 31, 2024, and decreased $41.4 million, or 27%, from June 30, 2024. The decrease from December 31, 2024 was driven by a decrease in commercial and business lending, partially offset by an increase in residential mortgage lending. The decrease from June 30, 2024 was driven by decreases in commercial real estate - investor and commercial and business lending, partially offset by an increase in residential mortgage lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs decreased $21.7 million from June 30, 2024, primarily driven by a decrease within commercial and industrial lending, partially offset by an increase in commercial real estate - investor lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at June 30, 2025.

Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition(a)

	Jun 30, 2025		Mar 31, 2025		Dec 31, 2024		Sep 30, 2024		Jun 30, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,782,487	17%	$6,135,946	17%	$5,775,657	17%	$5,857,421	17%	$5,815,045	18%
Savings	5,291,674	15%	5,247,291	15%	5,133,295	15%	5,072,508	15%	5,157,103	16%
Interest-bearing demand	7,490,772	22%	7,870,965	22%	7,994,475	23%	7,302,239	22%	7,193,485	22%
Money market	5,915,867	17%	6,141,275	17%	6,009,793	17%	5,831,637	17%	5,882,508	18%
Network transaction deposits	1,792,362	5%	1,882,930	5%	1,758,388	5%	1,566,908	5%	1,502,919	5%
Brokered CDs	4,072,048	12%	4,197,512	12%	4,276,309	12%	4,242,670	13%	4,061,578	12%
Other time deposits	3,802,356	11%	3,720,793	11%	3,700,518	11%	3,680,914	11%	3,078,401	9%
Total deposits	$34,147,565	100%	$35,196,713	100%	$34,648,434	100%	$33,554,298	100%	$32,691,039	100%
Other customer funding(b)	75,440		85,950		100,044		110,988		89,524
Total deposits and other customer funding	$34,223,005		$35,282,663		$34,748,478		$33,665,286		$32,780,564
Less: Total network transaction deposits and brokered CDs	5,864,410		6,080,442		6,034,697		5,809,578		5,564,497
Net deposits and other customer funding	$28,358,595		$29,202,221		$28,713,780		$27,855,707		$27,216,066
Time deposits of more than $250,000	775,107		767,974		757,675		742,734		546,586
(a) Prior periods have been adjusted to conform with current period presentation.
(b) Includes repurchase agreements.

•Total deposits, which are the Corporation's largest source of funds, decreased $500.9 million, or 1% from December 31, 2024, and increased $1.5 billion, or 4%, from June 30, 2024. The decrease from December 31, 2024, was primarily driven by decreases in interest-bearing demand and brokered CDs, offset by increases in savings and other time deposits, while the increase from June 30, 2024 was driven by increases in all deposit categories except non-interest bearing demand deposits which decreased slightly by 1%.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 24.8% of total deposits at June 30, 2025, compared to 23.0% at December 31, 2024 and 21.9% at June 30, 2024. The increase was primarily driven by increases in uninsured balances in business deposit accounts.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2025, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of June 30, 2025, the Bank had $5.0 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2025, the Bank had $5.4 billion available for discount window borrowings.

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
The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits:
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

(Dollars in thousands)	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Federal Reserve Bank balance	$735,876	$705,696	$451,298	$405,776	$482,362
Available FHLB Chicago capacity	5,026,154	6,362,599	7,097,420	6,164,539	5,184,341
Available Federal Reserve Bank discount window capacity	5,441,186	3,308,303	2,778,294	2,981,211	2,336,073
Funding available within one business day(a)	11,203,216	10,376,598	10,327,012	9,551,527	8,002,776
Available federal funds lines	1,729,000	1,284,000	1,164,000	1,401,000	1,406,000
Available brokered deposits capacity(b)	734,649	414,199	418,198	520,809	679,089
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$14,666,865	$13,074,797	$12,909,210	$12,473,336	$11,087,865
Uninsured and uncollateralized deposits	$8,469,167	$9,170,483	$7,954,259	$7,492,684	$7,174,369
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	132%	113%	130%	127%	112%
Coverage ratio of uninsured and uncollateralized deposits with total funding	173%	143%	162%	166%	155%
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
For the six months ended June 30, 2025, net cash provided by operating and financing activities was $239.6 million and $765.5 million, respectively, while net cash used in investing activities was $764.6 million, for a net increase in cash and cash equivalents of $240.5 million since year-end 2024. At June 30, 2025, assets of $44.0 billion increased $970.7 million, or 2%, from year-end 2024. On the funding side, deposits of $34.1 billion decreased $500.9 million, or 1% from year-end 2024, short-term funding decreased $394.8 million, or 84%, and other long-term funding decreased $244.1 million, or 29%.
For the six months ended June 30, 2024, net cash provided by operating and financing activities was $268.0 million and $422.4 million, respectively, while net cash used in investing activities was $655.1 million, for a net increase in cash and cash equivalents of $35.3 million since year-end 2023. At June 30, 2024, assets of $41.6 billion increased $608.1 million, from year-end 2023. On the funding side, deposits of $32.7 billion decreased $755.0 million, or 2%, from year-end 2023, short-term funding increased $532.8 million, or 163%, and FHLB advances increased $732.9 million, or 38%.

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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at June 30, 2025.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first six months of 2025.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Jun 30, 2025		Dec 31, 2024
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.6%	1.4%	1.0%	0.7%
200 bp increase in interest rates	2.9%	2.5%	2.0%	1.3%
100 bp decrease in interest rates	(1.0)%	(0.9)%	(0.5)%	(0.2)%
200 bp decrease in interest rates	(1.9)%	(1.7)%	(1.3)%	(0.8)%
At June 30, 2025, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Jun 30, 2025	Dec 31, 2024
Instantaneous Rate Change
100 bp increase in interest rates	(8.2)%	(9.1)%
200 bp increase in interest rates	(17.2)%	(18.5)%
100 bp decrease in interest rates	6.6%	7.1%
200 bp decrease in interest rates	11.8%	12.6%

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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2025, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

( in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$7,799,522	$62,415	$12,461	$5	$7,874,404
Short-term funding	8	75,585	—	—	—	75,585
FHLB advances	8	3,671,155	201,945	5,864	525	3,879,489
Other long-term funding	8	90	160	—	593,279	593,530
Operating leases	16	5,649	9,762	6,486	12,349	34,246
Total		$11,552,001	$274,282	$24,811	$606,159	$12,457,254
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At June 30, 2025, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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

Table 18 Capital Ratios

	YTD		Quarter Ended
(Dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Risk-based capital(a)
CET1			$3,493,316	$3,417,432	$3,396,836	$3,238,155	$3,172,298
Tier 1 capital			3,687,428	3,611,544	3,590,948	3,432,267	3,366,410
Total capital			4,394,367	4,311,239	4,282,597	4,117,632	4,042,812
Total risk-weighted assets			34,241,408	33,800,823	33,950,173	33,326,479	32,767,830
Modified CECL transitional amount			—	—	22,425	22,425	22,425
CET1 capital ratio			10.20%	10.11%	10.01%	9.72%	9.68%
Tier 1 capital ratio			10.77%	10.68%	10.58%	10.30%	10.27%
Total capital ratio			12.83%	12.75%	12.61%	12.36%	12.34%
Tier 1 leverage ratio			8.72%	8.69%	8.73%	8.49%	8.37%
Selected equity and performance ratios
Total stockholders’ equity / total assets			10.87%	10.82%	10.70%	10.46%	10.19%
Dividend payout ratio(b)	36.80%	34.65%	35.38%	38.33%	N/M	39.29%	29.33%
Return on average assets	1.00%	0.97%	1.03%	0.97%	(1.53)%	0.85%	1.13%
Annualized noninterest expense / average assets	1.97%	1.93%	1.93%	2.00%	2.12%	1.93%	1.92%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2025.
Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
(Dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Selected equity and performance ratios(a)
Average stockholders' equity / average assets	10.88%	10.20%	10.90%	10.86%	10.76%	10.46%	10.14%
Tangible common equity / tangible assets (TCE Ratio)(b)			8.06%	7.96%	7.82%	7.50%	7.18%
Return on average equity	9.17%	9.48%	9.43%	8.91%	(14.20)%	8.09%	11.16%
Return on average tangible common equity (ROATCE)(c)	12.66%	13.78%	12.96%	12.34%	(20.27)%	11.52%	16.25%
Return on average common equity Tier 1 (ROACET1)(c)	12.20%	12.42%	12.57%	11.82%	(19.28)%	10.53%	14.54%
Return on average tangible assets(c)	1.04%	1.01%	1.07%	1.01%	(1.55)%	0.89%	1.18%
Tangible common equity reconciliation(b)
Common equity			$4,586,669	$4,492,446	$4,411,450	$4,219,125	$4,048,225
Less: Goodwill and other intangible assets, net			1,132,247	1,134,450	1,136,653	1,138,855	1,141,058
Tangible common equity for TCE Ratio			$3,454,422	$3,357,996	$3,274,797	$3,080,269	$2,907,167
Tangible assets reconciliation(b)
Total assets			$43,993,729	$43,309,136	$43,023,068	$42,210,815	$41,623,908
Less: Goodwill and other intangible assets, net			1,132,247	1,134,450	1,136,653	1,138,855	1,141,058
Tangible common equity for TCE Ratio			$42,861,482	$42,174,686	$41,886,415	$41,071,960	$40,482,850
Average tangible common equity(b) and average common equity Tier 1 reconciliation
Average common equity	$4,487,789	$3,979,681	$4,538,549	$4,436,467	$4,334,230	$4,136,615	$3,972,092
Less: Average goodwill and other intangible assets, net	1,134,600	1,143,478	1,133,627	1,135,584	1,137,826	1,140,060	1,142,368
Average tangible common equity for ROATCE	3,353,189	2,836,203	3,404,922	3,300,883	3,196,404	2,996,555	2,829,725
Modified CECL transitional amount	—	22,425	—	—	22,425	22,425	22,425
Average accumulated other comprehensive loss(d)	46,443	214,850	28,405	64,680	151,862	172,711	241,634
Average deferred tax assets, net	24,638	18,404	24,392	24,886	23,462	23,564	24,506
Average common equity Tier 1 for ROACET1	$3,424,270	$3,091,883	$3,457,719	$3,390,449	$3,394,154	$3,215,255	$3,118,290

	YTD		Quarter Ended
(Dollars in thousands)	Jun 30, 2025	Jun 30, 2024	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2024
Average tangible assets reconciliation(b)
Average total assets	$43,027,526	$40,932,710	$43,420,063	$42,630,627	$42,071,562	$41,389,711	$41,100,606
Less: Average goodwill and other intangible assets, net	1,134,600	1,143,478	1,133,627	1,135,584	1,137,826	1,140,060	1,142,368
Average tangible assets for return on average tangible assets	$41,892,926	$39,789,232	$42,286,436	$41,495,043	$40,933,736	$40,249,651	$39,958,238
Adjusted net income (loss) reconciliation(c)
Net income (loss)	$212,916	$196,742	$111,230	$101,687	$(161,615)	$88,018	$115,573
Other intangible amortization, net of tax	3,304	3,304	1,652	1,652	1,652	1,652	1,652
Adjusted net income (loss) for return on average tangible assets	$216,220	$200,046	$112,882	$103,339	$(159,963)	$89,670	$117,225
Adjusted net income (loss) available to common equity reconciliation(c)
Net income (loss) available to common equity	$207,166	$190,992	$108,355	$98,812	$(164,490)	$85,143	$112,698
Other intangible amortization, net of tax	3,304	3,304	1,652	1,652	1,652	1,652	1,652
Adjusted net income (loss) available to common equity for ROATCE and ROACET1	$210,470	$194,296	$110,007	$100,464	$(162,838)	$86,795	$114,350
Period end core customer deposits reconciliation
Total deposits			$34,147,565	$35,196,713	$34,648,434	$33,554,298	$32,691,039
Less: Network transaction deposits			1,792,362	1,882,930	1,758,388	1,566,908	1,502,919
Less: Brokered CDs			4,072,048	4,197,512	4,276,309	4,242,670	4,061,578
Core customer deposits			$28,283,155	$29,116,271	$28,613,737	$27,744,719	$27,126,542
Average core customer deposits reconciliation
Average total deposits	$34,516,592	$32,948,231	$34,203,201	$34,833,464	$34,337,468	$33,320,825	$32,629,404
Less: Average network transaction deposits	1,845,974	1,623,625	1,843,998	1,847,972	1,690,745	1,644,305	1,595,312
Less: Average brokered CDs	4,201,955	4,098,304	4,089,844	4,315,311	4,514,841	4,247,941	3,927,727
Average core customer deposits	$28,468,663	$27,226,302	$28,269,359	$28,670,181	$28,131,882	$27,428,578	$27,106,365
Total expense for efficiency ratios reconciliation
Noninterest expense	$419,971	$393,518	$209,352	$210,619	$224,282	$200,597	$195,861
Less: Other intangible amortization	4,405	4,405	2,203	2,203	2,203	2,203	2,203
Total expense for fully tax-equivalent efficiency ratio	415,566	389,112	207,149	208,416	222,080	198,394	193,658
Less: FDIC special assessment	—	7,696	—	—	—	—	—
Less: Announced initiatives(e)	—	—	—	—	14,243	—	—
Total expense for adjusted efficiency ratio	$415,566	$381,416	$207,149	$208,416	$207,836	$198,394	$193,658
Total revenue for efficiency ratios reconciliation
Net interest income	$585,940	$514,451	$300,000	$285,941	$270,289	$262,509	$256,593
Noninterest income (loss)	125,754	130,144	66,977	58,776	(206,772)	67,221	65,159
Less: Investment securities gains (losses), net	11	3,947	7	4	(148,194)	100	67
Fully tax-equivalent adjustment	8,483	7,516	4,228	4,254	3,680	3,723	3,747
Total revenue for fully tax-equivalent efficiency ratio	720,166	648,165	371,198	348,968	215,390	333,353	325,432
Less: Announced initiatives(e)	(6,976)	—	—	(6,976)	(130,406)	—	—
Total revenue for adjusted efficiency ratio	$727,142	$648,165	$371,198	$355,943	$345,795	$333,353	$325,432
Efficiency ratios (expense / revenue)
Fully tax-equivalent efficiency ratio	57.70%	60.03%	55.81%	59.72%	103.11%	59.51%	59.51%
Adjusted efficiency ratio	57.15%	58.85%	55.81%	58.55%	60.10%	59.51%	59.51%
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
(e) Announced initiatives include the loss on mortgage portfolio sale and loss on prepayment of FHLB advances as a result of balance sheet repositionings that the Corporation announced in the fourth quarter of 2024. The net loss on the sale of investments is already excluded from noninterest income within the efficiency ratio.

Sequential Quarter Results
The Corporation reported net income of $111.2 million for the second quarter of 2025, compared to a net income of $101.7 million for the first quarter of 2025. Net income available to common equity was $108.4 million for the second quarter of 2025, or $0.65 for both basic and diluted earnings per common share. Comparatively, the net income available to common equity for the first quarter of 2025 was $98.8 million, or $0.60 for basic earnings per common share and $0.59 for diluted earnings per common share. The increase was primarily driven by increase in net interest income.
Fully tax-equivalent net interest income for the second quarter of 2025 was $304.2 million, $14.0 million, or 5%, higher than the first quarter of 2025. The net interest margin in the second quarter of 2025 was up 7 bp to 3.04%. This was due to organic net interest income growth along with realizing full impacts of the balance sheet repositioning announced in the fourth quarter of 2024 for the entire quarter as compared to prior quarter.
Average earning assets increased $791.8 million, or 2%, to $40.1 billion in the second quarter of 2025, primarily due to an increase in commercial and business lending, taxable securities, and other short term investments. Average loans increased $381.0 million, due to an increase in commercial and business and commercial real estate lending and auto finance loans, partially offset by a decrease in residential mortgages. On the funding side, average total interest-bearing deposits decreased $639.1 million, or 2%, driven by a decrease in all deposit categories primarily due to seasonality, except for savings which increased slightly. In the second quarter of 2025, average FHLB advances increased $1.6 billion, or 102%, to account for the seasonality of deposits and fund loan growth, and average other long-term funding decreased $35.0 million, or 6%, in the second quarter of 2025 due to a portion of the subordinated notes maturing and being repaid in January 2025.
The provision for credit losses was $18.0 million for the second quarter of 2025 and $13.0 million for the first quarter of 2025. This was due to increases in the commercial and business lending, CRE construction and other consumer categories partially offset by decreases in commercial real estate - investor and residential mortgages. The increase in commercial was largely attributable to loan growth and nominal movements within risk rating categories during the quarter. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2025 was $67.0 million, compared to $58.8 million in the first quarter of 2025, the increase was due to the loss on mortgage portfolio sale as a result of the settlement of the mortgage sale in January 2025 as part of the balance sheet repositioning announced in the fourth quarter of 2024.
Noninterest expense for the second quarter of 2025 was $209.4 million, down $1.3 million, or 1%, from the first quarter of 2025, driven primarily by a decrease in occupancy expense and a reduction in OREO expenses (included within other noninterest expense), partially offset by an increase in personnel expense.
For the second quarter of 2025, the Corporation recognized income tax expense of $28.4 million, compared to an income tax expense of $19.4 million for the first quarter of 2025. The increase is mainly because of the release of a portion of the valuation allowance on deferred taxes in the first quarter.
Comparable Quarter Results
The Corporation reported net income of $111.2 million for the second quarter of 2025, compared to net income of $115.6 million for the second quarter of 2024. Net income available to common equity was $108.4 million for the second quarter of 2025, or $0.65 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the second quarter of 2024 was $112.7 million, or $0.75 for basic earnings per common share and $0.74 for diluted earnings per common share. The decrease was mainly attributable to a tax benefit recognized in the second quarter of 2024.
Fully tax-equivalent net interest income for the second quarter of 2025 was $304.2 million, $43.9 million, or 17%, higher than the second quarter of 2024. The net interest margin between the comparable quarters was up 29 bp, to 3.04% in the second quarter of 2025. The increases in net interest income and net interest margin were primarily due to a mix shift in earning assets attributable to the balance sheet repositioning announced in the fourth quarter of 2024.
Average earning assets increased $2.1 billion to $40.1 billion in the second quarter of 2025, driven by an increase in total loans and increases in total investments given our reinvestment of a portion of the proceeds from the common stock issuance in the fourth quarter of 2024. Average loans increased $912.4 million, driven by increases in all asset categories except residential mortgage, which decreased due to the balance sheet repositioning announced in the fourth quarter of 2024 and real estate construction. On the funding side, average interest-bearing deposits increased $1.6 billion, or 6%, from the second quarter of 2024, due to increases in all deposit categories except money market which saw a slight contraction. Average short and long-term funding increased $311.5 million, or 8%, primarily driven by an increase in FHLB advances, particularly short-term as the

Back to table of contents
Corporation paid down the majority of its long-term FHLB advances as part of the balance sheet repositioning announced in the fourth quarter of 2024, partially offset by a decrease in other short-term funding due to the pay off of BTFP.
The provision for credit losses was $18.0 million for the second quarter of 2025, compared to a provision of $23.0 million for the second quarter of 2024. This was due to decreases in commercial real estate lending and commercial real estate - investor, offset by smaller increases in commercial and business lending. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2025 was $67.0 million, up $1.8 million, or 3%, compared to the second quarter of 2024, primarily due to an increase in mortgage banking income as a result of MSR valuation impacts and increased gains on sales of mortgage loans originated for sale.
Noninterest expense for the second quarter of 2025 was $209.4 million, up $13.5 million, or 7%, from the second quarter of 2024, driven increases in personnel, legal and professional, and FDIC assessment expenses.
The Corporation recognized income tax expense of $28.4 million for the second quarter of 2025, compared to income tax benefit of $12.7 million for the second quarter of 2024, primarily due to a strategic reallocation of the investment portfolio and the adaptation of a legal entity rationalization plan that resulted in the recognition of deferred benefits in 2024.
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
Table 20 Selected Segment Financial Data

	Three Months Ended Jun 30,			Six Months Ended Jun 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Corporate and Commercial Specialty
Total revenue	$150,532	$146,749	3%	$297,378	$290,782	2%
Provision for credit losses	20,368	16,038	27%	39,382	31,036	27%
Noninterest expense	45,802	43,035	6%	90,954	85,813	6%
Income tax expense	15,968	14,084	13%	31,665	31,893	(1)%
Net income	68,394	73,592	(7)%	135,377	142,040	(5)%
Average earning assets	17,501,224	16,136,463	8%	17,253,366	16,080,994	7%
Average loans	17,483,645	16,127,936	8%	17,241,671	16,074,156	7%
Average deposits	6,921,336	6,788,753	2%	7,082,223	7,032,924	1%
Community, Consumer, and Business
Total revenue	$253,997	$258,899	(2)%	$501,248	$511,329	(2)%
Provision for credit losses	6,363	6,045	5%	12,434	13,301	(7)%
Noninterest expense	134,554	129,924	4%	271,369	263,986	3%
Income tax expense	23,747	25,815	(8)%	45,663	49,149	(7)%
Net income	89,333	97,115	(8)%	171,782	184,893	(7)%
Average earning assets	12,533,452	12,899,329	(3)%	12,591,669	12,843,343	(2)%
Average loans	12,530,041	12,899,067	(3)%	12,588,258	12,843,212	(2)%
Average deposits	21,185,516	20,143,288	5%	21,239,541	20,135,945	5%
Risk Management and Shared Services
Total revenue	$(37,552)	$(83,896)	(55)%	$(86,932)	$(157,515)	(45)%
Provision for credit losses	(8,735)	925	N/M	(20,817)	2,672	N/M
Noninterest expense	28,996	22,902	27%	57,646	43,719	32%
Income tax benefit	(11,316)	(52,589)	(78)%	(29,520)	(73,716)	(60)%
Net loss	(46,497)	(55,133)	(16)%	(94,241)	(130,191)	(28)%
Average earning assets	10,040,034	8,961,646	12%	9,835,976	8,872,497	11%
Average loans	478,315	552,561	(13)%	472,615	556,925	(15)%
Average deposits	6,096,349	5,697,363	7%	6,194,828	5,779,362	7%
N//M = Not meaningful

Notable Changes in Segment Financial Data
Corporate and Commercial Specialty
•Average earning assets and average loans both increased $1.2 billion from the six months ended June 30, 2024, primarily driven by growth in commercial and business lending.
Community, Consumer, and Business
•Net income decreased $13.1 million from the six months ended June 30, 2024, driven by a decrease in net interest income due to lower FTP allocations partially offset by organic net interest income growth, an increase in noninterest income primarily related to higher mortgage banking fees due to MSR valuation impacts and larger gains on sales of loans originated for sale, an increase in noninterest expense predominantly due to elevated technology costs, and a decrease in income tax expense due to the lower net income before taxes.
•Average deposits increased $1.1 billion from the six months ended June 30, 2024, primarily driven by increases in all deposit types except for noninterest-bearing demand deposits.
Risk Management and Shared Services
•Total revenue increased $70.6 million from the six months ended June 30, 2024, primarily driven organic net interest income growth primarily due to the investment portfolio actions taken as part of the balance sheet repositioning announced in the fourth quarter of 2024, partially offset by contraction in noninterest income mainly due to the loss on mortgage portfolio sale recognized in the first quarter of 2025 as a result of the settlement of the mortgage sale announced in the fourth quarter of 2024.
•Noninterest expense increased $13.9 million from the six months ended June 30, 2024, caused by increases in personnel, OREO, legal, and donation expenses, offset by decreases in technology expense and the allocation of some of the additional expenses to the other reportable segments.
•Income tax benefit decreased $44.2 million from the six months ended June 30, 2024, due to the strategic reallocation of the investment portfolio and the adaptation of a legal entity rationalization plan that resulted in the recognition of significant deferred tax benefits in 2024 and a lower net loss before taxes in the current year.
•Average earning assets increased $963.5 million from the six months ended June 30, 2024, driven by higher balances of AFS investment securities in the portfolio offset by a decreases in all loans categories.
•Average loans decreased $84.3 million from the six months ended June 30, 2024, attributable to lower balances in all loan categories.
•Average deposits increased $415.5 million from the six months ended June 30, 2024, primarily driven by increases in all deposit types.
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
Recent Developments
On July 29, 2025, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.23 per common share, payable on September 15, 2025, to shareholders of record at the close of business on September 2, 2025.
The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on September 15, 2025, to shareholders of record at the close of business on September 2, 2025.

The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on September 15, 2025, to shareholders of record at the close of business on September 2, 2025.

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
As of June 30, 2025, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2025.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act of 1934) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION
.

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
During the second quarter of 2025, the Corporation repurchased common stock, of which all were related to tax withholding on equity compensation. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2025 - April 30, 2025	1,045	$21.41	—
May 1, 2025 - May 31, 2025	2,088	22.95	—
June 1, 2025 - June 30, 2025	1,001	22.88	—
Total	4,134	$22.54	—	1,601,661
(a) As all of the repurchased shares were for minimum tax withholding settlements on equity compensation, these purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2021 authorization.
(b) At June 30, 2025, there remained $39.1 million authorized to be repurchased under the Board of Directors' 2021 $100.0 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on June 30, 2025.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended June 30, 2025, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (10.1), Employment Transition - Letter Agreement between Associated Banc-Corp and Angie M. DeWitt, effective May 12, 2025.
Exhibit (10.2), Associated Banc-Corp 2025 Equity Incentive Plan, incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 17, 2025, as supplemented, in connection with the 2025 Annual Meeting of Shareholders of Associated Banc-Corp.

Exhibit (10.3), Employment Transition Letter Agreement dated May 7, 2025, between Associated Banc-Corp and David Stein, incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report, dated May 7, 2025.

Exhibit (10.4), Form of Restricted Stock Award Agreement, incorporated by reference to Exhibit 10.1 of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025.
Exhibit (10.5), Form of Restricted Stock Unit Award Agreement (Deferral Option), incorporated by reference to Exhibit 10.2 of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025.
Exhibit (10.6), Form of Restricted Stock Unit Award Agreement (No Deferral Option), incorporated by reference to Exhibit 10.3 of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025.

Exhibit (10.7), Form of Performance Restricted Stock Unit Award Agreement (Deferral Option), incorporated by reference to Exhibit 10.4 of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025.

Exhibit (10.8), Form of Performance Restricted Stock Unit Award Agreement (No Deferral Option), incorporated by reference to Exhibit 10.5 of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: July 29, 2025	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: July 29, 2025	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: July 29, 2025	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer