Form 10-Q
period 2025-09-30
ASSOCIATED BANC-CORP
filed 2025-10-28
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2025

or

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 24, 2025 was 165,922,444.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Net Asset Value measured at fair value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees

Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rev Loan(s)	Revolving loans
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Sep 30, 2025	Dec 31, 2024
(in thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$490,431	$544,059
Interest-bearing deposits in other financial institutions	802,251	453,590
Federal funds sold and securities purchased under agreements to resell	90	21,955
AFS investment securities, at fair value	5,217,278	4,581,434
HTM investment securities, net, at amortized cost	3,636,080	3,738,687
Equity securities	26,000	23,242
FHLB and Federal Reserve Bank stocks, at cost	251,642	179,665
Residential loans held for sale	74,563	646,687
Commercial loans held for sale	—	32,634
Loans	30,951,964	29,768,586
Allowance for loan losses	(378,341)	(363,545)
Loans, net	30,573,623	29,405,041
Tax credit and other investments	245,239	258,886
Premises and equipment, net	384,139	379,093
Bank and corporate owned life insurance	693,511	689,000
Goodwill	1,104,992	1,104,992
Other intangible assets, net	25,052	31,660
Mortgage servicing rights, net	85,063	87,683
Interest receivable	168,451	167,772
Other assets	677,458	676,987
Total assets	$44,455,863	$43,023,068
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$5,906,251	$5,775,657
Interest-bearing deposits	28,975,602	28,872,777
Total deposits	34,881,853	34,648,434
Short-term funding	399,665	470,369
FHLB advances	3,220,679	1,853,807
Other long-term funding	594,074	837,635
Allowance for unfunded commitments	36,276	38,776
Accrued expenses and other liabilities	455,019	568,485
Total liabilities	$39,587,565	$38,417,506
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,890	$1,890
Surplus	2,047,634	2,047,349
Retained earnings	3,132,709	2,919,252
Accumulated other comprehensive loss	(15,977)	(74,416)
Treasury stock, at cost	(492,070)	(482,626)
Total common equity	4,674,186	4,411,450
Total stockholders’ equity	4,868,298	4,605,562
Total liabilities and stockholders’ equity	$44,455,863	$43,023,068
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	189,016,409	189,016,409
Common shares outstanding	165,904,108	166,177,658
Numbers may not recalculate due to rounding conventions.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$455,623	$465,728	$1,336,703	$1,376,988
Interest and dividends on investment securities
Taxable	73,727	51,229	214,689	148,055
Tax-exempt	13,888	14,660	41,746	44,103
Other interest	13,353	8,701	35,274	24,834
Total interest income	556,591	540,318	1,628,412	1,593,980
Interest expense
Interest on deposits	202,344	231,623	609,139	678,916
Interest on federal funds purchased and securities sold under agreements to repurchase	2,107	3,385	7,733	8,551
Interest on other short-term funding	212	6,144	907	16,929
Interest on FHLB advances	35,965	24,799	86,944	80,612
Interest on other long-term funding	10,741	11,858	32,526	32,012
Total interest expense	251,369	277,809	737,250	817,021
Net interest income	305,222	262,509	891,163	776,960
Provision for credit losses	16,000	20,991	46,999	68,000
Net interest income after provision for credit losses	289,223	241,518	844,164	708,960
Noninterest income
Wealth management fees	25,315	24,144	70,837	68,466
Service charges and deposit account fees	13,861	13,708	39,822	38,410
Card-based fees	12,308	11,731	33,950	34,973
Other fee-based revenue	5,414	5,057	15,659	14,316
Capital markets, net	10,764	4,317	20,873	13,052
Mortgage banking, net	3,541	2,132	11,577	7,299
Loss on mortgage portfolio sale	—	—	(6,976)	—
Bank and corporate owned life insurance	4,051	4,001	13,391	11,156
Asset gains (losses), net	3,340	(474)	727	(1,407)
Investment securities gains, net	1	100	13	4,047
Other	2,670	2,504	7,147	7,054
Total noninterest income	81,265	67,221	207,019	197,365
Noninterest expense
Personnel	135,703	121,036	386,593	362,012
Technology	28,590	27,217	82,237	80,579
Occupancy	12,757	13,536	40,782	40,297
Business development and advertising	8,362	6,683	22,496	20,735
Equipment	4,368	4,653	13,389	13,702
Legal and professional	5,232	5,639	17,989	14,740
Loan and foreclosure costs	1,638	2,748	6,937	6,519
FDIC assessment	9,980	8,223	30,124	29,300
Other intangible amortization	2,203	2,203	6,608	6,608
Other	7,369	8,659	29,017	19,622
Total noninterest expense	216,202	200,597	636,173	594,115
Income before income taxes	154,286	108,142	415,010	312,211
Income tax expense	29,554	20,124	77,362	27,451
Net income	124,732	88,018	337,648	284,760
Preferred stock dividends	2,875	2,875	8,625	8,625
Net income available to common equity	$121,857	$85,143	$329,023	$276,135
Earnings per common share
Basic	$0.73	$0.56	$1.98	$1.83
Diluted	$0.73	$0.56	$1.96	$1.82
Average common shares outstanding
Basic	165,029	150,247	165,064	149,993
Diluted	166,703	151,492	166,645	151,244
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2025	2024	2025	2024
Net income	$124,732	$88,018	$337,648	$284,760
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized (losses) gains	(5,178)	90,858	47,970	49,844
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,992	2,147	5,978	6,329
Reclassification adjustment for net losses realized in net income	—	—	—	197
Income tax benefit (expense)	795	(23,198)	(13,456)	(14,060)
Other comprehensive (loss) income on AFS securities	(2,392)	69,807	40,492	42,309
Cash flow hedge derivatives
Net unrealized (losses) gains	(825)	25,609	7,707	(639)
Reclassification adjustment for net losses realized in net income	1,440	4,705	3,995	14,297
Income tax benefit	148	7,405	2,816	5,213
Other comprehensive income on cash flow hedge derivatives	763	37,718	14,518	18,871
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(63)	(73)	(189)	(217)
Net actuarial gain	—	—	4,770	—
Amortization of actuarial gain	(4)	(7)	(12)	(21)
Income tax expense (benefit)	17	20	(1,140)	(1,594)
Other comprehensive (loss) income on pension and postretirement obligations	(51)	(60)	3,429	(1,832)
Total other comprehensive (loss) income	(1,680)	107,466	58,439	59,348
Comprehensive income	$123,052	$195,483	$396,087	$344,108
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Treasury Stock	Total
Balance, December 31, 2024	$194,112	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Comprehensive income:
Net income	—	—	—	101,687	—	—	101,687
Other comprehensive income	—	—	—	—	39,272	—	39,272
Comprehensive income							140,959
Common stock issued:
Public common stock offering	—	—	(52)	—	—	—	(52)
Stock-based compensation plans, net	—	—	(14,297)	—	—	16,489	2,192
Purchase of treasury stock, open market purchases	—	—	—	—	—	(22,292)	(22,292)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,816)	(5,816)
Cash dividends:
Common stock(a)	—	—	—	(38,538)	—	—	(38,538)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,419	—	—	—	7,419
Balance, March 31, 2025	$194,112	$1,890	$2,040,419	$2,979,526	$(35,144)	$(494,246)	$4,686,558

Comprehensive income:
Net income	—	—	—	111,230	—	—	111,230
Other comprehensive income	—	—	—	—	20,847	—	20,847
Comprehensive income							132,076
Common stock issued:
Stock-based compensation plans, net	—	—	543	—	—	(449)	94
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(93)	(93)
Cash dividends:
Common stock(a)	—	—	—	(38,498)	—	—	(38,498)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,518	—	—	—	3,518
Balance, June 30, 2025	$194,112	$1,890	$2,044,481	$3,049,383	$(14,297)	$(494,788)	$4,780,781

Comprehensive income:
Net income	—	—	—	124,732	—	—	124,732
Other comprehensive loss	—	—	—	—	(1,680)	—	(1,680)
Comprehensive income							123,052
Common stock issued:
Stock-based compensation plans, net	—	—	(474)	—	—	3,064	2,590
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(346)	(346)
Cash dividends:
Common stock(a)	—	—	—	(38,531)	—	—	(38,531)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,627	—	—	—	3,627
Balance, September 30, 2025	$194,112	$1,890	$2,047,634	$3,132,709	$(15,977)	$(492,070)	$4,868,298
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.23 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2023	$194,112	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	81,169	—	—	81,169
Other comprehensive (loss)	—	—	—	—	(38,785)	—	(38,785)
Comprehensive income							42,384
Common stock issued:
Stock-based compensation plans, net	—	—	(13,839)	—	—	17,749	3,910
Purchase of treasury stock, open market purchases	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(4,572)	(4,572)
Cash dividends:
Common stock(a)	—	—	—	(33,527)	—	—	(33,527)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,669	—	—	—	7,669
Balance, March 31, 2024	$194,112	$1,752	$1,708,652	$2,991,571	$(209,881)	$(517,533)	$4,168,673

Comprehensive income:
Net income	—	—	—	115,573	—	—	115,573
Other comprehensive (loss)	—	—	—	—	(9,333)	—	(9,333)
Comprehensive income							106,241
Common stock issued:
Stock-based compensation plans, net	—	—	(1,704)	—	—	2,230	526
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(1,088)	(1,088)
Cash dividends:
Common stock(a)	—	—	—	(33,507)	—	—	(33,507)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	4,368	—	—	—	4,368
Balance, June 30, 2024	$194,112	$1,752	$1,711,316	$3,070,762	$(219,214)	$(516,391)	$4,242,337

Comprehensive income:
Net income	—	—	—	88,018	—	—	88,018
Other comprehensive (loss)	—	—	—	—	107,466	—	107,466
Comprehensive income							195,483
Common stock issued:
Stock-based compensation plans, net	—	—	(652)	—	—	9,498	8,845
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(347)	(347)
Cash dividends:
Common stock(a)	—	—	—	(33,599)	—	—	(33,599)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,392	—	—	—	3,392
Balance, September 30, 2024	$194,112	$1,752	$1,714,055	$3,122,307	$(111,748)	$(507,241)	$4,413,236
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.22 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$337,648	$284,760
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,999	68,000
Depreciation and amortization	37,959	36,414
Change in MSRs valuation	2,464	959
Amortization of other intangible assets	6,608	6,608
Amortization and accretion on earning assets, funding, and other, net	30,520	30,998
Net amortization of tax credit investments	26,307	26,307
Gains on sales of investment securities, net	—	(3,857)
Asset (gains) losses, net	(727)	1,407
Loss on mortgage banking activities, net	103	2,284
Loss on mortgage portfolio sale	6,976	—
Mortgage loans originated for sale	(470,456)	(450,532)
Proceeds from sales of mortgage loans held for sale	451,869	415,840
Changes in certain assets and liabilities:
(Increase) decrease in interest receivable	(678)	1,792
(Decrease) increase in interest payable	(28,163)	19,507
(Decrease) increase in expense payable	(18,790)	332
Decrease in net derivative position	(63,192)	(61,615)
Net change in other assets and other liabilities	32,162	(6,084)
Net cash provided by operating activities	397,610	373,120
Cash flows from investing activities
Net increase in loans	(1,224,724)	(795,057)
Purchases of:
AFS securities	(1,355,308)	(1,177,627)
HTM securities	(994)	—
FHLB and Federal Reserve Bank stocks and equity securities	(187,426)	(122,205)
Proceeds from:
Sales of AFS securities	—	9,472
Sales of FHLB and Federal Reserve Bank stocks and equity securities	112,964	196,049
Prepayments, calls, and maturities of AFS securities	761,540	660,732
Prepayments, calls, and maturities of HTM securities	106,160	92,402
Sales, prepayments, calls, and maturities of other assets	18,929	12,759
Sale of mortgage portfolio	564,375	—
Premises, equipment, and software	(28,591)	(31,702)
Net change in tax credit and alternative investments	(16,800)	(17,856)
Net cash used in investing activities	(1,249,875)	(1,173,035)
Cash flows from financing activities
Net increase in deposits	233,419	108,249
Net (decrease) increase in short-term funding	(70,704)	590,248
Net increase (decrease) in short-term FHLB advances	1,560,000	(35,000)
Repayment of long-term FHLB advances	(400,198)	(727)
Proceeds from long-term FHLB advances	200,898	2,656
Proceeds from issuance of long-term funding	—	298,800
Payment of debt issuance costs	—	(751)
Repayment of finance lease principal	(67)	(66)
Repayment of long-term funding	(250,000)	—
Proceeds from issuance of common stock for stock-based compensation plans	4,876	13,281
Purchase of treasury stock, open market purchases	(22,292)	(18,289)
Purchase of treasury stock, stock-based compensation plans	(6,256)	(6,007)
Cash dividends on common stock	(115,566)	(100,633)
Cash dividends on preferred stock	(8,625)	(8,625)
Payments for other financing activities	(52)	—
Net cash provided by financing activities	1,125,433	843,134
Net increase in cash and cash equivalents	273,168	43,219
Cash and cash equivalents at beginning of period	1,019,604	923,823
Cash and cash equivalents at end of period(a)	$1,292,772	$967,042
Numbers may not recalculate due to rounding conventions.
(a) No restricted cash due to the Federal Reserve reducing the required reserve ratio to zero.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2025	2024
Supplemental disclosures of cash flow information
Cash paid for interest	$763,622	$796,621
Cash (received) paid for income and franchise taxes	(14,159)	6,963
Loans and bank premises transferred to OREO	24,424	12,586
Capitalized mortgage servicing rights	6,162	4,458
Loans transferred from held for sale into portfolio, net	(54,339)	(74,737)
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	(11,793)	(10,369)
Fair value adjustments on foreign currency exchange forwards	(1,811)	1,899
Fair value adjustments on cash flow hedges	14,518	18,871

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

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.	Annual period ending December 31, 2025	The Corporation will adopt the enhanced income tax related disclosures within the consolidated financial statements for the year ended December 31, 2025.
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	Annual period ending December 31, 2027 and subsequent interim periods	The Corporation is currently evaluating the impact on its disclosures.
ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)	The amendments in this update simplify the capitalization guidance by removing all references to prescriptive and sequential software development stages to align with the shift to incremental and iterative software development methods.	Interim period ending March 31, 2028 and subsequent periods	The Corporation is currently evaluating the impact on its disclosures.
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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income	$124,732	$88,018	$337,648	$284,760
Preferred stock dividends	(2,875)	(2,875)	(8,625)	(8,625)
Net income available to common equity	121,857	85,143	329,023	276,135
Common shareholder dividends	(38,340)	(33,413)	(114,977)	(100,131)
Unvested share-based payment awards	(190)	(185)	(590)	(502)
Undistributed earnings	$83,326	$51,544	$213,457	$175,502
Undistributed earnings allocated to common shareholders	$82,913	$51,255	$212,415	$174,511
Undistributed earnings allocated to unvested share-based payment awards	413	289	1,042	991
Undistributed earnings	$83,326	$51,544	$213,457	$175,502
Basic
Distributed earnings to common shareholders	$38,340	$33,413	$114,977	$100,131
Undistributed earnings allocated to common shareholders	82,913	51,255	212,415	174,511
Total common shareholders earnings, basic	$121,253	$84,669	$327,392	$274,642
Diluted
Distributed earnings to common shareholders	$38,340	$33,413	$114,977	$100,131
Undistributed earnings allocated to common shareholders	82,913	51,255	212,415	174,511
Total common shareholders earnings, diluted	$121,253	$84,669	$327,392	$274,642
Weighted average common shares outstanding	165,029	150,247	165,064	149,993
Effect of dilutive common stock awards	1,674	1,244	1,581	1,251
Diluted weighted average common shares outstanding	166,703	151,492	166,645	151,244
Basic earnings per common share	$0.73	$0.56	$1.98	$1.83
Diluted earnings per common share	$0.73	$0.56	$1.96	$1.82
Excluded from the earnings per common share calculations were 0.2 million and 1.9 million anti-dilutive common stock options for the three months ended September 30, 2025 and 2024, respectively, and 0.8 million and 1.9 million anti-dilutive common stock options were excluded from the earnings per common share calculations for the nine months ended September 30, 2025 and 2024, respectively.
Note 4 Stock-Based Compensation
The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2020 and 2025 Incentive Compensation Plans, expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
A summary of the Corporation’s stock option activity for the nine months ended September 30, 2025 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	1,778	$22.36	3.41 years	$3,693
Exercised	170	20.06
Forfeited or expired	—	—
Outstanding at September 30, 2025	1,607	$22.61	2.74 years	$5,033
Options Exercisable at September 30, 2025	1,607	$22.61	2.74 years	$5,033
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2025, the intrinsic value of stock options exercised was $1.0 million, compared to $2.8 million for the nine months ended September 30, 2024. All stock options were vested as of December 31, 2024. The total fair value of stock options vested was $0.5 million for the nine months ended September 30, 2024.

The Corporation has issued time-based and performance-based restricted stock awards under the 2020 and 2025 Incentive Compensation Plans. Performance awards are based on performance goals determined by the Compensation and Benefits Committee of the Corporation's Board of Directors, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
The following table summarizes information about the Corporation’s restricted stock awards activity for the nine months ended September 30, 2025:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,310	$21.25
Granted	877	24.30
Vested	721	22.18
Forfeited	36	22.98
Outstanding at September 30, 2025	2,429	$22.05
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock awards granted during 2024 and 2025 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2024 and 2025 will generally vest ratably over a period of four years. Expense for restricted stock awards of $15.0 million and $15.8 million was recorded for the nine months ended September 30, 2025 and September 30, 2024, respectively. Included in compensation expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues was $4.5 million and $3.6 million of expense the first nine months of 2025 and 2024, respectively. The Corporation had $21.8 million of unrecognized compensation costs related to restricted stock awards at September 30, 2025 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2029.
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

Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at September 30, 2025 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$1	$(45)	$3,019
Residential mortgage-related securities:
FNMA/FHLMC	128,541	907	(5,888)	123,560
GNMA	4,827,672	34,848	(295)	4,862,225
Commercial mortgage-related securities:
FNMA/FHLMC	18,054	—	(1,055)	16,999
GNMA	114,247	—	(4,317)	109,930
Asset backed securities:
FFELP	98,889	39	(731)	98,198
SBA	363	—	(15)	348
Other debt securities	3,000	—	—	3,000
Total AFS investment securities	$5,193,828	$35,796	$(12,346)	$5,217,278
HTM investment securities
U.S. Treasury securities	$995	$19	$—	$1,014
Obligations of state and political subdivisions (municipal securities)	1,637,318	1,640	(153,562)	1,485,396
Residential mortgage-related securities:
FNMA/FHLMC	836,619	19,924	(150,818)	705,725
GNMA	40,301	60	(2,490)	37,871
Private-label	307,569	7,019	(53,549)	261,038
Commercial mortgage-related securities:
FNMA/FHLMC	766,482	8,503	(125,634)	649,352
GNMA	46,855	166	(5,023)	41,998
Total HTM investment securities	$3,636,139	$37,331	$(491,077)	$3,182,394

The amortized cost and fair values of AFS and HTM securities at December 31, 2024 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$—	$(58)	$3,005
Residential mortgage-related securities:
FNMA/FHLMC	120,272	190	(9,534)	110,928
GNMA	4,236,199	5,379	(13,851)	4,227,727
Commercial mortgage-related securities:
FNMA/FHLMC	18,332	—	(1,332)	17,000
GNMA	116,275	—	(4,800)	111,475
Asset backed securities:
FFELP	108,319	123	(604)	107,839
SBA	495	—	(24)	471
Other debt securities	3,000	—	(11)	2,989
Total AFS investment securities	$4,605,954	$5,693	$(30,213)	$4,581,434
HTM investment securities
U.S. Treasury securities	$1,000	$—	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	1,659,722	1,122	(174,202)	1,486,642
Residential mortgage-related securities:
FNMA/FHLMC	885,476	22,934	(186,464)	721,946
GNMA	43,693	9	(3,774)	39,927
Private-label	324,182	8,135	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	10,217	(159,078)	623,595
GNMA	52,219	236	(6,424)	46,032
Total HTM investment securities	$3,738,747	$42,653	$(595,906)	$3,185,494
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at September 30, 2025, are shown below:

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000	$4,384	$4,385
Due after one year through five years	3,040	3,034	93,085	93,182
Due after five years through ten years	1,390	1,391	220,964	217,504
Due after ten years	633	594	1,319,880	1,171,339
Total debt securities	6,063	6,019	1,638,313	1,486,410
Residential mortgage-related securities:
FNMA/FHLMC	128,541	123,560	836,619	705,725
GNMA	4,827,672	4,862,225	40,301	37,871
Private-label	—	—	307,569	261,038
Commercial mortgage-related securities:
FNMA/FHLMC	18,054	16,999	766,482	649,352
GNMA	114,247	109,930	46,855	41,998
Asset backed securities:
FFELP	98,889	98,198	—	—
SBA	363	348	—	—
Total investment securities	$5,193,828	$5,217,278	$3,636,139	$3,182,394
Ratio of fair value to amortized cost		100.5%		87.5%

The following table summarizes gross realized gains and losses on AFS securities, the gain or loss on sale and fair value adjustment of equity securities, and proceeds from the sale of AFS investment securities:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2025	2024	2025	2024
Gross realized (losses) on AFS securities	$—	$—	$—	$(197)
Gain on sale of equity securities	—	—	—	4,054
Fair value adjustment of equity securities	1	100	13	190
Investment securities gains, net	$1	$100	$13	$4,047
Proceeds from sales of AFS investment securities	$—	$—	$—	$9,472
Investment securities with a carrying value of $1.2 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $15.5 million and $18.1 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on AFS securities totaled $23.3 million and $21.4 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The Company monitors the credit quality of HTM securities through credit ratings provided by S&P and Moody’s. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. As of September 30, 2025 and December 31, 2024, the Corporation's HTM portfolio contained all investment grade securities except for securities that were not rated which were individually reviewed noting no credit quality issues.
The Corporation holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 15% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.
The allowance for credit losses on HTM securities was $0.1 million at both September 30, 2025 and December 31, 2024, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2025:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized (Losses)	Fair Value	Number of Securities	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	—	$—	$—	2	$(45)	$838	$(45)	838
Residential mortgage-related securities:
FNMA/FHLMC	5	(44)	5,235	15	(5,845)	61,665	(5,888)	66,900
GNMA	12	(263)	52,515	3	(33)	2,675	(295)	55,189
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,055)	16,999	(1,055)	16,999
GNMA	—	—	—	15	(4,317)	109,930	(4,317)	109,930
Asset backed securities:
FFELP	1	(23)	6,372	12	(708)	57,378	(731)	63,750
SBA	—	—	—	2	(15)	261	(15)	261
Other debt securities	—	—	—	—	—	—	—	—
Total	18	$(329)	$64,122	50	$(12,017)	$249,745	$(12,346)	$313,868
HTM investment securities
Obligations of state and political subdivisions (municipal securities)	151	$(3,421)	$241,505	614	$(150,141)	$934,607	$(153,562)	$1,176,112
Residential mortgage-related securities:
FNMA/FHLMC	2	(1)	181	109	(150,817)	697,875	(150,818)	698,056
GNMA	—	—	—	80	(2,490)	31,066	(2,490)	31,066
Private-label	—	—	—	18	(53,549)	261,038	(53,549)	261,038
Commercial mortgage-related securities:
FNMA/FHLMC	1	(205)	18,314	44	(125,429)	631,038	(125,634)	649,352
GNMA	—	—	—	13	(5,023)	41,998	(5,023)	41,998
Total	154	$(3,627)	$259,999	878	$(487,450)	$2,597,622	$(491,077)	$2,857,621

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
Based on the Corporation’s evaluation, management does not believe any unrealized losses at September 30, 2025 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of September 30, 2025, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
FHLB and Federal Reserve Bank stocks: The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member bank of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These equity securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost. The Corporation had FHLB stock of $153.6 million and $91.5 million at September 30, 2025 and December 31, 2024, respectively. The Corporation had Federal Reserve Bank stock of $98.1 million and $88.1 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable on FHLB stock totaled $3.6 million at September 30, 2025 and $1.8 million at December 31, 2024. There was $1.0 million accrued interest receivable on Federal Reserve Bank Stock at September 30, 2025 and none at December 31, 2024. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $10.9 million at September 30, 2025 and $10.7 million at December 31, 2024.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $15.1 million at September 30, 2025 and $12.6 million at December 31, 2024.
Note 6 Loans
The period end loan composition was as follows:

(in thousands)	Sep 30, 2025	Dec 31, 2024
Commercial and industrial	$11,567,651	$10,573,741
Commercial real estate — owner occupied	1,149,939	1,143,741
Commercial and business lending	12,717,590	11,717,483
Commercial real estate — investor	5,369,441	5,227,975
Real estate construction	1,958,766	1,982,632
Commercial real estate lending	7,328,207	7,210,607
Total commercial	20,045,797	18,928,090
Residential mortgage	6,858,285	7,047,541
Auto finance	3,041,644	2,810,220
Home equity	698,112	664,252
Other consumer	308,126	318,483
Total consumer	10,906,167	10,840,496
Total loans	$30,951,964	$29,768,586
Accrued interest receivable on loans totaled $125.1 million at September 30, 2025 and $126.1 million at December 31, 2024, and is included in interest receivable on the consolidated balance sheets. The amount of accrued interest reversed was $0.5 million for the three months ended September 30, 2025 and $1.7 million for the nine months ended September 30, 2025, compared to $0.2 million for the three months ended September 30, 2024 and $1.9 million for the nine months ended September 30, 2024.

The following table presents loans by credit quality indicator by origination year at September 30, 2025:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$29	$2,013,497	$2,865,198	$2,358,248	$1,201,594	$1,373,375	$721,128	$546,192	$11,079,231
Special mention	—	14,967	3,029	14,700	14,779	6,768	5,231	363	59,838
Substandard	1,006	95,795	23,195	64,191	18,737	124,041	87,717	2,105	415,780
Nonaccrual	1,564	—	533	7,718	33	4,518	—	—	12,802
Commercial and industrial	$2,600	$2,124,259	$2,891,956	$2,444,857	$1,235,142	$1,508,702	$814,076	$548,660	$11,567,651
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$2,848	$80,406	$226,814	$147,415	$178,379	$176,037	$237,057	$1,048,958
Special mention	—	10,165	—	12,803	11,530	—	1,199	1,829	37,525
Substandard	—	633	7,086	10,004	10,163	1,385	19,260	14,722	63,253
Nonaccrual	—	—	203	—	—	—	—	—	203
Commercial real estate - owner occupied	$—	$13,646	$87,696	$249,621	$169,108	$179,764	$196,496	$253,608	$1,149,939
Commercial and business lending:
Risk rating:
Pass	$29	$2,016,345	$2,945,604	$2,585,062	$1,349,009	$1,551,754	$897,165	$783,250	$12,128,189
Special mention	—	25,132	3,029	27,503	26,309	6,768	6,430	2,192	97,363
Substandard	1,006	96,428	30,281	74,195	28,900	125,425	106,977	16,827	479,034
Nonaccrual	1,564	—	736	7,718	33	4,518	—	—	13,006
Commercial and business lending	$2,600	$2,137,905	$2,979,651	$2,694,478	$1,404,250	$1,688,465	$1,010,572	$802,268	$12,717,590
Commercial real estate - investor:
Risk rating:
Pass	$7,185	$166,555	$1,391,645	$1,012,499	$536,025	$806,485	$528,193	$584,273	$5,025,674
Special mention	—	—	7,234	20,746	38,240	58,717	10,698	5,059	140,695
Substandard	—	—	17,817	36,418	13,183	84,499	42,697	1,125	195,739
Nonaccrual	—	—	—	—	—	7,333	—	—	7,333
Commercial real estate - investor	$7,185	$166,555	$1,416,696	$1,069,663	$587,448	$957,034	$581,589	$590,457	$5,369,441
Real estate construction:
Risk rating:
Pass	$—	$27,572	$177,783	$583,971	$283,923	$257,928	$3,107	$6,835	$1,341,119
Special mention	—	—	—	—	12,887	157,523	—	—	170,410
Substandard	—	—	122,869	39,788	47,807	236,628	—	—	447,092
Nonaccrual	—	—	—	—	—	—	—	145	145
Real estate construction	$—	$27,572	$300,652	$623,758	$344,617	$652,079	$3,107	$6,979	$1,958,766
Commercial real estate lending:
Risk rating:
Pass	$7,185	$194,127	$1,569,428	$1,596,470	$819,947	$1,064,413	$531,300	$591,107	$6,366,793
Special mention	—	—	7,234	20,746	51,127	216,240	10,698	5,059	311,105
Substandard	—	—	140,685	76,206	60,991	321,127	42,697	1,125	642,831
Nonaccrual	—	—	—	—	—	7,333	—	145	7,478
Commercial real estate lending	$7,185	$194,127	$1,717,348	$1,693,422	$932,065	$1,609,114	$584,696	$597,436	$7,328,207
Total commercial:
Risk rating:
Pass	$7,214	$2,210,472	$4,515,033	$4,181,532	$2,168,956	$2,616,167	$1,428,465	$1,374,357	$18,494,982
Special mention	—	25,132	10,263	48,249	77,436	223,008	17,128	7,251	408,467
Substandard	1,006	96,428	170,967	150,401	89,890	446,553	149,675	17,951	1,121,865
Nonaccrual	1,564	—	736	7,718	33	11,851	—	145	20,484
Total commercial	$9,785	$2,332,032	$4,696,999	$4,387,900	$2,336,315	$3,297,579	$1,595,268	$1,399,704	$20,045,797

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2025	2024	2023	2022	2021	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$169,527	$225,176	$504,675	$1,520,445	$1,528,394	$2,840,216	$6,788,432
Special mention	—	—	16	—	—	—	—	10	26
Substandard	—	—	—	—	300	130	304	—	733
Nonaccrual	—	—	2,681	2,493	4,863	13,081	11,311	34,664	69,093
Residential mortgage	$—	$—	$172,224	$227,669	$509,838	$1,533,655	$1,540,009	$2,874,890	$6,858,285
Auto finance:
Risk rating:
Pass	$—	$—	$1,001,874	$931,980	$620,136	$446,328	$31,072	$20	$3,031,410
Special mention	—	—	158	432	628	712	86	—	2,016
Nonaccrual	—	—	276	1,215	2,842	3,483	403	—	8,218
Auto finance	$—	$—	$1,002,308	$933,627	$623,606	$450,523	$31,561	$20	$3,041,644
Home equity:
Risk rating:
Pass	$9,035	$608,517	$1,147	$1,710	$2,522	$21,978	$4,957	$48,776	$689,607
Special mention	61	—	—	—	64	—	—	141	206
Nonaccrual	1,143	109	—	214	199	1,016	419	6,342	8,299
Home equity	$10,239	$608,626	$1,147	$1,924	$2,786	$22,994	$5,375	$55,260	$698,112
Other consumer:
Risk rating:
Pass	$614	$238,860	$12,020	$4,712	$2,372	$1,333	$385	$45,010	$304,692
Special mention	2	1,125	—	30	4	2	—	2	1,162
Substandard	—	2,186	—	—	—	—	—	—	2,186
Nonaccrual	2	44	10	18	6	4	2	2	85
Other consumer	$617	$242,216	$12,029	$4,759	$2,382	$1,339	$387	$45,014	$308,126
Total consumer:
Risk rating:
Pass	$9,649	$847,377	$1,184,568	$1,163,578	$1,129,705	$1,990,084	$1,564,808	$2,934,022	$10,814,142
Special mention	63	1,125	174	462	696	714	86	153	3,410
Substandard	—	2,186	—	—	300	130	304	—	2,920
Nonaccrual	1,145	154	2,966	3,939	7,910	17,584	12,135	41,008	85,696
Total consumer	$10,856	$850,842	$1,187,708	$1,167,979	$1,138,611	$2,008,511	$1,577,332	$2,975,183	$10,906,167
Total loans:
Risk rating:
Pass	$16,863	$3,057,849	$5,699,600	$5,345,110	$3,298,661	$4,606,252	$2,993,273	$4,308,379	$29,309,124
Special mention	63	26,257	10,437	48,712	78,131	223,722	17,214	7,404	411,877
Substandard	1,006	98,614	170,967	150,401	90,190	446,683	149,978	17,951	1,124,785
Nonaccrual	2,709	154	3,703	11,657	7,944	29,435	12,135	41,153	106,179
Total loans	$20,641	$3,182,874	$5,884,707	$5,555,879	$3,474,927	$5,306,090	$3,172,601	$4,374,887	$30,951,964
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$248	$1,841,790	$2,656,953	$1,514,277	$2,254,758	$1,080,180	$263,286	$510,301	$10,121,545
Special mention	—	48,829	4,037	4,810	63,390	6,984	515	48	128,613
Substandard	2,015	40,240	90,240	9,677	34,730	126,134	3,347	131	304,500
Nonaccrual	42	—	772	4,468	12,988	855	—	—	19,084
Commercial and industrial	$2,306	$1,930,860	$2,752,002	$1,533,233	$2,365,866	$1,214,154	$267,148	$510,480	$10,573,741
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$13,760	$228,913	$175,059	$180,132	$214,237	$114,064	$181,982	$1,108,147
Special mention	—	—	—	497	—	8,619	—	2,803	11,920
Substandard	—	943	2,532	10,009	1,492	701	3,371	3,125	22,173
Nonaccrual	—	—	—	1,501	—	—	—	—	1,501
Commercial real estate - owner occupied	$—	$14,703	$231,446	$187,066	$181,625	$223,557	$117,435	$187,911	$1,143,741
Commercial and business lending:
Risk rating:
Pass	$248	$1,855,550	$2,885,866	$1,689,336	$2,434,891	$1,294,416	$377,350	$692,283	$11,229,693
Special mention	—	48,829	4,037	5,307	63,390	15,604	515	2,852	140,532
Substandard	2,015	41,183	92,772	19,686	36,222	126,835	6,719	3,255	326,673
Nonaccrual	42	—	772	5,969	12,988	855	—	—	20,585
Commercial and business lending	$2,306	$1,945,563	$2,983,447	$1,720,298	$2,547,491	$1,437,710	$384,583	$698,390	$11,717,483
Commercial real estate - investor:
Risk rating:
Pass	$—	$190,451	$1,334,740	$725,652	$1,179,867	$723,994	$321,084	$363,288	$4,839,076
Special mention	—	—	69,014	6,385	30,672	12,312	6,870	10,366	135,618
Substandard	—	—	69,385	53,022	93,151	10,724	384	9,910	236,576
Nonaccrual	—	—	11,949	—	—	4,757	—	—	16,705
Commercial real estate - investor	$—	$190,451	$1,485,088	$785,058	$1,303,690	$751,786	$328,338	$383,563	$5,227,975
Real estate construction:
Risk rating:
Pass	$—	$30,090	$278,754	$390,845	$807,347	$142,137	$25,654	$7,260	$1,682,086
Special mention	—	—	19,419	—	96,442	—	—	—	115,862
Substandard	—	—	28,241	6,000	105,660	44,754	—	—	184,654
Nonaccrual	—	—	—	—	—	—	—	30	30
Real estate construction	$—	$30,090	$326,414	$396,845	$1,009,450	$186,890	$25,654	$7,289	$1,982,632
Commercial real estate lending:
Risk rating:
Pass	$—	$220,541	$1,613,494	$1,116,496	$1,987,215	$866,130	$346,738	$370,548	$6,521,163
Special mention	—	—	88,433	6,385	127,114	12,312	6,870	10,366	251,480
Substandard	—	—	97,626	59,022	198,811	55,477	384	9,910	421,230
Nonaccrual	—	—	11,949	—	—	4,757	—	30	16,735
Commercial real estate lending	$—	$220,541	$1,811,502	$1,181,903	$2,313,140	$938,677	$353,992	$390,853	$7,210,607

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Total commercial:
Risk rating:
Pass	$248	$2,076,092	$4,499,360	$2,805,832	$4,422,105	$2,160,547	$724,088	$1,062,831	$17,750,855
Special mention	—	48,829	92,469	11,692	190,504	27,916	7,385	13,217	392,012
Substandard	2,015	41,183	190,399	78,708	235,033	182,313	7,103	13,165	747,903
Nonaccrual	42	—	12,721	5,969	12,988	5,612	—	30	37,320
Total commercial	$2,306	$2,166,104	$4,794,949	$2,902,201	$4,860,631	$2,376,387	$738,576	$1,089,243	$18,928,090
Residential mortgage:
Risk rating:
Pass	$—	$—	$172,607	$507,186	$1,579,182	$1,643,341	$1,195,752	$1,878,251	$6,976,319
Special mention	—	—	—	—	—	—	—	162	162
Substandard	—	—	594	327	77	—	—	24	1,022
Nonaccrual	—	—	2,338	2,134	11,420	10,141	8,297	35,708	70,038
Residential mortgage	$—	$—	$175,539	$509,647	$1,590,679	$1,653,482	$1,204,049	$1,914,144	$7,047,541
Auto finance:
Risk rating:
Pass	$—	$—	$1,241,609	$858,924	$650,880	$48,999	$67	$77	$2,800,555
Special mention	—	—	332	704	1,048	178	—	—	2,262
Nonaccrual	—	—	491	2,162	4,284	466	—	—	7,402
Auto finance	$—	$—	$1,242,431	$861,790	$656,212	$49,643	$67	$77	$2,810,220
Home equity:
Risk rating:
Pass	$8,764	$569,866	$411	$1,684	$25,372	$5,289	$1,965	$50,841	$655,429
Special mention	127	81	41	—	—	—	—	323	445
Nonaccrual	1,677	104	15	103	933	231	215	6,778	8,378
Home equity	$10,568	$570,051	$467	$1,788	$26,305	$5,520	$2,180	$57,941	$664,252
Other consumer:
Risk rating:
Pass	$308	$241,230	$14,343	$4,808	$2,475	$1,440	$584	$49,886	$314,767
Special mention	—	1,125	8	—	36	7	—	—	1,176
Substandard	—	2,418	—	—	—	—	—	—	2,418
Nonaccrual	2	81	5	21	7	4	—	4	122
Other consumer	$310	$244,855	$14,356	$4,829	$2,518	$1,451	$584	$49,891	$318,483
Total consumer:
Risk rating:
Pass	$9,071	$811,096	$1,428,969	$1,372,603	$2,257,910	$1,699,069	$1,198,368	$1,979,055	$10,747,070
Special mention	127	1,207	381	704	1,083	185	—	484	4,045
Substandard	—	2,418	594	327	77	—	—	24	3,440
Nonaccrual	1,679	185	2,849	4,420	16,644	10,842	8,512	42,490	85,941
Total consumer	$10,878	$814,906	$1,432,794	$1,378,053	$2,275,714	$1,710,096	$1,206,880	$2,022,053	$10,840,496
Total loans:
Risk rating:
Pass	$9,320	$2,887,188	$5,928,329	$4,178,435	$6,680,015	$3,859,616	$1,922,456	$3,041,886	$28,497,925
Special mention	127	50,036	92,851	12,396	191,587	28,101	7,385	13,701	396,057
Substandard	2,015	43,602	190,993	79,035	235,110	182,313	7,103	13,189	751,344
Nonaccrual	1,721	185	15,570	10,389	29,632	16,453	8,512	42,519	123,260
Total loans	$13,183	$2,981,010	$6,227,743	$4,280,254	$7,136,344	$4,086,483	$1,945,455	$3,111,296	$29,768,586
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the nine months ended September 30, 2025:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$4,015	$—	$580	$3,513	$3,799	$379	$—	$12,286
Commercial real estate-owner occupied	—	—	—	—	—	—	—	—
Commercial and business lending	4,015	—	580	3,513	3,799	379	—	12,286
Commercial real estate-investor	—	—	8,356	184	12,667	—	—	21,206
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	8,356	184	12,667	—	—	21,206
Total commercial	4,015	—	8,936	3,697	16,465	379	—	33,492
Residential mortgage	—	—	53	187	300	74	268	882
Auto finance	—	67	1,159	2,091	2,520	280	—	6,118
Home equity	—	—	62	26	5	5	65	164
Other consumer	6,210	8	48	59	58	224	54	6,661
Total consumer	6,210	76	1,322	2,363	2,882	584	387	13,825
Total gross charge offs	$10,225	$76	$10,258	$6,060	$19,348	$963	$387	$47,317
The following table presents gross charge offs by origination year for the year ended December 31, 2024:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$4,433	$128	$11,484	$8,510	$22,959	$3	$—	$47,517
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	4,433	128	11,484	8,510	22,959	3	3	47,520
Commercial real estate-investor	—	6,617	1	—	4,569	—	—	11,187
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	6,617	1	—	4,569	—	—	11,187
Total commercial	4,433	6,745	11,485	8,510	27,528	3	3	58,707
Residential mortgage	—	—	134	125	101	153	515	1,029
Auto finance	—	418	2,982	5,582	560	—	—	9,541
Home equity	93	—	—	9	19	10	85	216
Other consumer	6,555	20	96	75	75	42	59	6,922
Total consumer	6,649	438	3,212	5,790	755	205	659	17,709
Total gross charge offs	$11,082	$7,183	$14,697	$14,300	$28,283	$209	$662	$76,415
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit or in the credit position at some future date. Accruing loan modifications could be pass or special mention, depending on the risk rating on the loan. Substandard loans are considered inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness, or weaknesses, that jeopardize the liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Management has determined commercial loan relationships over $0.5 million in nonaccrual status meet the criteria to be individually evaluated. Commercial loans classified as special mention, substandard, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $23.3 million and $22.9 million at September 30, 2025 and December 31, 2024, respectively.
The following table presents loans by past due status at September 30, 2025:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$11,553,383	$517	$554	$395	$12,802	$11,567,651
Commercial real estate - owner occupied	1,149,736	—	—	—	203	1,149,939
Commercial and business lending	12,703,119	517	554	395	13,006	12,717,590
Commercial real estate - investor	5,347,918	13,168	1,022	—	7,333	5,369,441
Real estate construction	1,958,600	21	—	—	145	1,958,766
Commercial real estate lending	7,306,518	13,189	1,022	—	7,478	7,328,207
Total commercial	20,009,637	13,706	1,576	395	20,484	20,045,797
Residential mortgage	6,776,508	12,667	16	—	69,093	6,858,285
Auto finance	3,019,413	11,997	2,016	—	8,218	3,041,644
Home equity	685,548	4,059	206	—	8,299	698,112
Other consumer	303,016	1,540	1,188	2,297	85	308,126
Total consumer	10,784,484	30,264	3,426	2,297	85,696	10,906,167
Total loans	$30,794,122	$43,970	$5,002	$2,692	$106,179	$30,951,964
(a) Of the total nonaccrual loans, $38.0 million, or 36%, were current with respect to payment at September 30, 2025.
(b) No interest income was recognized on nonaccrual loans for the three and nine months ended September 30, 2025. In addition, there were $14.8 million of nonaccrual loans for which there was no related ACLL at September 30, 2025.

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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at September 30, 2025 and September 30, 2024.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2025	2024	2025	2024
Commercial and industrial	$210	$179	$417	$364
Residential mortgage	139	—	139	—
Auto finance	—	29	—	40
Other consumer	750	622	1,891	1,425
Total loans modified	$1,098	$830	$2,448	$1,828

	Term Extension
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2025	2024	2025	2024
Residential mortgage	$194	$—	$498	$—
Total loans modified	$194	$—	$498	$—

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2025	2024	2025	2024
Residential mortgage	$1,815	$1,215	$3,903	$1,994
Home equity	75	163	168	192
Total loans modified	$1,889	$1,379	$4,071	$2,186
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans.

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Loan Type	2025	2024	2025	2024
Commercial and industrial	(23)%	(19)%	(24)%	(18)%
Residential mortgage	1%	2%	1%	2%
Auto finance	—%	(8)%	—%	(8)%
Home equity	(3)%	(3)%	(2)%	(3)%
Other consumer	(22)%	(21)%	(21)%	(21)%
Weighted average of total loans modified	(6)%	(7)%	(7)%	(8)%
(a) Some interest rate concessions may involve an increase in rate that was lower in comparison to prevailing market rates.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Loan Type	2025	2024	2025	2024
Residential mortgage	122 months	105 months	138 months	116 months
Home equity	60 months	64 months	60 months	64 months
Weighted average of total loans modified	120 months	100 months	135 months	111 months
(a) During the three months ended September 30, 2025 and September 30, 2024, term extensions changed the weighted average term on modified loans from 294 to 414 months and 273 to 373 months, respectively. During the nine months ended September 30, 2025 and September 30, 2024, term extensions changed the weighted average term on modified loans from 281 to 416 months and 272 to 383 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended September 30, 2025:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$458	$—	$—
Residential mortgage	4,424	880	433
Home equity	221	—	—
Other consumer	2,220	—	—
Total loans modified	$7,324	$880	$433

The following table depicts the performance of loans that have been modified in the twelve months ended September 30, 2024:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due
Commercial and industrial	$424	$—
Residential mortgage	1,462	568
Auto finance	22	21
Home equity	235	33
Other consumer	1,642	—
Total loans modified	$3,783	$622
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession for loans that were modified in the previous twelve months and subsequently had a payment default during the nine months ended September 30, 2025:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
(in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Home equity	$—	$—	$48
Total loans modified	$—	$—	$48
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession that were modified in the previous twelve months had a payment default during the nine months ended September 30, 2024:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
(in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Concession and Term Extension
Auto finance	$8	$—	$—
Home equity	—	—	132
Total loans modified	$8	$—	$132
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for September 30, 2025 was the Moody's baseline scenario from August 2025, which was reviewed against the September 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the nine months ended September 30, 2025:

(in thousands)	Dec 31, 2024	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Sep 30, 2025	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$136,596	$(12,286)	$4,504	$(7,782)	$32,261	$161,075
Commercial real estate — owner occupied	9,417	—	—	—	1,872	11,289
Commercial and business lending	146,013	(12,286)	4,504	(7,782)	34,133	172,364
Commercial real estate — investor	71,547	(21,206)	2,891	(18,315)	8,540	61,772
Real estate construction	51,499	—	152	152	(988)	50,663
Commercial real estate lending	123,046	(21,206)	3,043	(18,163)	7,551	112,435
Total commercial	269,060	(33,492)	7,547	(25,945)	41,685	284,799
Residential mortgage	32,576	(882)	547	(335)	2,575	34,815
Auto finance	28,467	(6,118)	2,405	(3,713)	2,637	27,391
Home equity	16,620	(164)	746	582	(1,123)	16,078
Other consumer	16,824	(6,661)	1,368	(5,293)	3,727	15,258
Total consumer	94,486	(13,825)	5,066	(8,759)	7,815	93,542
Total loans	$363,545	$(47,317)	$12,613	$(34,704)	$49,500	$378,341
Allowance for unfunded commitments
Commercial and industrial	$14,456	$—	$—	$—	$2,303	$16,759
Commercial real estate — owner occupied	151	—	—	—	3	154
Commercial and business lending	14,607	—	—	—	2,305	16,912
Commercial real estate — investor	578	—	—	—	104	682
Real estate construction	19,591	—	—	—	(4,930)	14,661
Commercial real estate lending	20,169	—	—	—	(4,826)	15,343
Total commercial	34,776	—	—	—	(2,521)	32,255
Home equity	2,465	—	—	—	(3)	2,461
Other consumer	1,535	—	—	—	24	1,559
Total consumer	4,000	—	—	—	21	4,021
Total loans	$38,776	$—	$—	$—	$(2,500)	$36,276
Allowance for credit losses on loans
Commercial and industrial	$151,052	$(12,286)	$4,504	$(7,782)	$34,564	$177,834	1.54%
Commercial real estate — owner occupied	9,568	—	—	—	1,875	11,443	1.00%
Commercial and business lending	160,620	(12,286)	4,504	(7,782)	36,438	189,277	1.49%
Commercial real estate — investor	72,125	(21,206)	2,891	(18,315)	8,644	62,454	1.16%
Real estate construction	71,090	—	152	152	(5,919)	65,324	3.33%
Commercial real estate lending	143,215	(21,206)	3,043	(18,163)	2,725	127,778	1.74%
Total commercial	303,835	(33,492)	7,547	(25,945)	39,164	317,054	1.58%
Residential mortgage	32,576	(882)	547	(335)	2,575	34,815	0.51%
Auto finance	28,467	(6,118)	2,405	(3,713)	2,637	27,391	0.90%
Home equity	19,085	(164)	746	582	(1,127)	18,540	2.66%
Other consumer	18,359	(6,661)	1,368	(5,293)	3,751	16,817	5.46%
Total consumer	98,486	(13,825)	5,066	(8,759)	7,836	97,563	0.89%
Total loans	$402,322	$(47,317)	$12,613	$(34,704)	$47,000	$414,618	1.34%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2024:

(in thousands)	Dec 31, 2023	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Dec 31, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(47,517)	$2,148	$(45,369)	$53,703	$136,596
Commercial real estate — owner occupied	10,610	(3)	7	4	(1,198)	9,417
Commercial and business lending	138,873	(47,520)	2,155	(45,365)	52,505	146,013
Commercial real estate — investor	67,858	(11,187)	—	(11,187)	14,876	71,547
Real estate construction	53,554	—	65	65	(2,119)	51,499
Commercial real estate lending	121,412	(11,187)	65	(11,122)	12,756	123,046
Total commercial	260,285	(58,707)	2,220	(56,487)	65,262	269,060
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467
Home equity	15,403	(216)	1,366	1,150	67	16,620
Other consumer	12,638	(6,922)	1,096	(5,826)	10,012	16,824
Total consumer	90,809	(17,709)	5,647	(12,062)	15,738	94,486
Total loans	$351,094	$(76,415)	$7,867	$(68,549)	$81,000	$363,545
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$1,137	$14,456
Commercial real estate — owner occupied	149	—	—	—	2	151
Commercial and business lending	13,468	—	—	—	1,139	14,607
Commercial real estate — investor	480	—	—	—	98	578
Real estate construction	17,024	—	—	—	2,567	19,591
Commercial real estate lending	17,504	—	—	—	2,664	20,169
Total commercial	30,972	—	—	—	3,803	34,776
Home equity	2,629	—	—	—	(164)	2,465
Other consumer	1,174	—	—	—	361	1,535
Total consumer	3,803	—	—	—	197	4,000
Total loans	$34,776	$—	$—	$—	$4,000	$38,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(47,517)	$2,148	$(45,369)	$54,840	$151,052	1.43%
Commercial real estate — owner occupied	10,759	(3)	7	4	(1,196)	9,568	0.84%
Commercial and business lending	152,341	(47,520)	2,155	(45,365)	53,644	160,620	1.37%
Commercial real estate — investor	68,338	(11,187)	—	(11,187)	14,973	72,125	1.38%
Real estate construction	70,578	—	65	65	447	71,090	3.59%
Commercial real estate lending	138,916	(11,187)	65	(11,122)	15,421	143,215	1.99%
Total commercial	291,257	(58,707)	2,220	(56,487)	69,065	303,835	1.61%
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576	0.46%
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467	1.01%
Home equity	18,032	(216)	1,366	1,150	(97)	19,085	2.87%
Other consumer	13,812	(6,922)	1,096	(5,826)	10,373	18,359	5.76%
Total consumer	94,613	(17,709)	5,647	(12,062)	15,935	98,486	0.91%
Total loans	$385,870	$(76,415)	$7,867	$(68,549)	$85,000	$402,322	1.35%
Note 7 Goodwill and Other Intangible Assets
Goodwill
Goodwill is not amortized but is instead subject to impairment tests on at least an annual basis, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
The Corporation conducted its most recent annual impairment testing in May 2025, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2025 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2024 or the first nine months of 2025.

The Corporation had goodwill of $1.1 billion at both September 30, 2025 and December 31, 2024.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

(in thousands)	Nine Months Ended Sep 30, 2025	Year Ended Dec 31, 2024
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(63,057)	(56,449)
Net book value	$25,052	$31,660
Amortization during the period	$6,608	$8,811
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
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

(in thousands)	Nine Months Ended Sep 30, 2025	Year Ended Dec 31, 2024
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$87,683	$84,390
Additions	6,162	6,707
Decay	(6,318)	(8,060)
Valuation:
Changes in fair value of asset	(2,464)	4,646
Mortgage servicing rights at end of period	$85,063	$87,683
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,212,005	$6,285,018
Mortgage servicing rights to servicing portfolio	1.37%	1.40%
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2025. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Three Months Ended December 31, 2025	$2,203	$2,587
2026	8,811	12,435
2027	8,811	11,912
2028	3,485	10,872
2029	1,681	9,732
2030	61	8,533
Beyond 2030	—	28,992
Total estimated amortization expense and MSRs decay(a)	$25,052	$85,063
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

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

(in thousands)	Sep 30, 2025	Dec 31, 2024
Short-term funding
Federal funds purchased	$335,095	$370,325
Securities sold under agreements to repurchase	64,570	100,044
Federal funds purchased and securities sold under agreements to repurchase	$399,665	$470,369
Long-term funding
Corporation senior notes, at par	$300,000	$300,000
Corporation subordinated notes, at par	300,000	550,000
Discount and capitalized costs	(7,779)	(8,664)
Subordinated debt fair value hedge(a)	1,626	(3,996)
Finance leases	228	295
Total long-term funding	$594,074	$837,635
Total short and long-term funding, excluding FHLB advances	$993,739	$1,308,004
FHLB advances
Short-term FHLB advances	$2,810,000	$1,250,000
Long-term FHLB advances	412,251	611,551
FHLB advances fair value hedge(a)	(1,573)	(7,744)
Total FHLB advances	$3,220,679	$1,853,807
Total short and long-term funding	$4,214,418	$3,161,811
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At September 30, 2025, the Corporation had pledged securities valued at 261% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
(in thousands)	Sep 30, 2025	Dec 31, 2024
Repurchase agreements
Agency mortgage-related securities	$64,570	$100,044
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $76.9 million and $81.4 million of investment securities as collateral at September 30, 2025, and December 31, 2024, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $23.0 million at September 30, 2025 and $0.3 million at December 31, 2024. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2024 Annual Report on Form 10-K.

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments:

	Sep 30, 2025				Dec 31, 2024
	Asset		Liability		Asset		Liability
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$2,900,000	$11,063	$150,000	$46	$1,950,000	$2,960	$1,150,000	$2,976
Foreign currency exchange forwards	186,363	949	253,556	866	127,518	2,457	216,665	563
Total designated as hedging instruments		12,013		912		5,418		3,539
Not designated as hedging instruments:
Interest rate-related and other instruments	5,068,235	74,500	6,225,864	110,250	3,858,867	88,541	6,992,894	170,928
Foreign currency exchange forwards	85,329	3,200	88,149	2,952	68,028	4,315	74,199	4,106
Mortgage banking(b)	63,721	1,129	134,996	450	28,580	580	85,000	—
Total not designated as hedging instruments		78,829		113,652		93,436		175,034
Gross derivatives before netting		90,842		114,564		98,854		178,573
Less: Legally enforceable master netting agreements		15,132		15,132		12,667		12,667
Less: Cash collateral pledged/received		12,922		6,960		35,190		250
Total derivative instruments, after netting		$62,788		$92,472		$50,997		$165,656

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps. As of September 30, 2025, such swaps with effective dates of November 1, 2025 to December 1, 2025 had an asset notional amount and fair value of $550.0 million and $3.3 million, respectively, and a liability notional amount and fair value of $50.0 million and $0, respectively. As of December 31, 2024, such swaps with effective dates ranging from February 1, 2025 to March 1, 2025 had an asset notional amount and fair value of $100.0 million and $0.3 million, respectively, and a liability notional amount and fair value of $300.0 million and $1.4 million, respectively.
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

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	Sep 30, 2025		Dec 31, 2024
Other long-term funding	$(301,626)	$(1,626)	$(296,004)	$3,996
FHLB advances	(198,427)	1,573	(592,256)	7,744
Total	$(500,053)	$(53)	$(888,260)	$11,740

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At September 30, 2025 and December 31, 2024, the carrying amount excluded for foreign currency denominated loans was $439.9 million and $344.2 million, respectively.
The Corporation terminated its $500.0 million fair value hedge during the fourth quarter of 2019. At September 30, 2025, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $199.2 million and is included in loans on the consolidated balance sheets. This amount includes $0.7 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.
The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three Months Ended Sep 30,				Nine Months Ended Sep 30,
	2025		2024		2025		2024
(in thousands)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(1,474)	$(1,324)	$(4,736)	$(5,318)	$(4,087)	$(5,485)	$(14,404)	$(16,007)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(33)	(696)	(31)	(20,148)	(92)	(11,793)	(107)	(10,369)
Derivatives designated as hedging instruments(a)	(1,440)	(628)	(4,705)	14,830	(3,995)	6,308	(14,297)	(5,638)
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2025	2024	2025	2024
(in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$—	$—	$1	$—
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	(8,352)	5,370	11,742	(7,969)
Derivatives designated as hedging instruments	8,352	(5,370)	(11,741)	7,969
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2025	2024	2025	2024
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) income recognized in OCI on cash flow hedge derivatives(a)	$(825)	$25,609	$7,707	$(639)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	1,440	4,705	3,995	14,297
(a) The entirety of gains (losses) recognized in OCI as well as the losses reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $5.1 million will be reclassified as an increase to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to September 30, 2025. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 27 months as of September 30, 2025.
The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)		2025	2024	2025	2024
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(18)	$(215)	$(108)	$(273)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	131	3,363	1,290	(948)
Foreign currency exchange forwards	Capital markets, net	315	1,130	(261)	1,736
Interest rate lock commitments (mortgage)	Mortgage banking, net	(792)	55	803	383
Forward commitments (mortgage)	Mortgage banking, net	913	(390)	(703)	188
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
The following table presents the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
September 30, 2025	$48,495	$(15,132)	$(12,922)	$20,441	$(20,441)	$—
December 31, 2024	79,807	(12,667)	(35,190)	31,950	(31,950)	—

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
September 30, 2025	$25,348	$(15,132)	$(6,960)	$3,256	$—	$3,256
December 31, 2024	14,369	(12,667)	(250)	1,452	—	1,452
Note 11 Commitments, Off-Balance Sheet Arrangements, Legal Proceedings, and Regulatory Matters
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

(in thousands)	Sep 30, 2025	Dec 31, 2024
Commitments to extend credit(a), excluding commitments to originate residential mortgage loans held for sale(b)	$11,367,269	$11,173,438
Commercial letters of credit(a)	505	875
Standby letters of credit(c)	221,884	253,709
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at September 30, 2025 or December 31, 2024.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2.2 million at September 30, 2025 and $2.5 million at December 31, 2024, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

(in thousands)	Nine Months Ended Sep 30, 2025	Year Ended Dec 31, 2024
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$34,776
Provision for unfunded commitments	(2,500)	4,000
Balance at end of period	$36,276	$38,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at September 30, 2025 was $183.5 million, compared to $204.8 million at December 31, 2024, included in tax credit and other investments on the consolidated balance sheets.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $26.3 million for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024 and recognized $9.2 million and $8.5 million for the three months ended September 30, 2025 and ended September 30, 2024, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $181.5 million at September 30, 2025 and $202.8 million at December 31, 2024.
The Corporation’s unfunded contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded contributions totaled $26.7 million at September 30, 2025 and $29.7 million at December 31, 2024.
For the nine months ended September 30, 2025 and the year ended December 31, 2024, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $61.7 million at September 30, 2025 and $54.1 million at December 31, 2024, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2.8 million and $3.2 million for the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively. There were no loss reimbursement and settlement claims paid in the nine months ended September 30, 2025 or for the year ended December 31, 2024. Make whole requests since January 1, 2024 generally arose from loans originated since January 1, 2022 with such balances totaling $3.8 billion at the time of sale, consisting primarily of loans sold to GSEs. As of September 30, 2025, $1.6 billion of those loans originated since January 1, 2022 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $0.5 million at September 30, 2025 and $0.6 million at December 31, 2024.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2025 and December 31, 2024, there were $9.6 million and $13.7 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.

The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At September 30, 2025 and December 31, 2024, there were $236.2 million and $133.8 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
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

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Sep 30, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$490,431	$490,431	$490,431	$—	$—
Interest-bearing deposits in other financial institutions	802,251	802,251	802,251	—	—
Federal funds sold and securities purchased under agreements to resell	90	90	90	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	3,019	3,019	—	3,019	—
Residential mortgage-related securities:
FNMA / FHLMC	123,560	123,560	—	123,560	—
GNMA	4,862,225	4,862,225	—	4,862,225	—
Commercial mortgage-related securities:
FNMA / FHLMC	16,999	16,999	—	16,999	—
GNMA	109,930	109,930	—	109,930	—
Asset backed securities:
FFELP	98,198	98,198	—	98,198	—
SBA	348	348	—	348	—
Other debt securities	3,000	3,000	—	3,000	—
Total AFS investment securities	5,217,278	5,217,278	—	5,217,278	—
HTM investment securities:
U.S. Treasury securities	995	1,014	1,014	—	—
Obligations of state and political subdivisions (municipal securities)	1,637,318	1,485,396	—	1,485,396	—
Residential mortgage-related securities:
FNMA / FHLMC	836,619	705,725	—	705,725	—
GNMA	40,301	37,871	—	37,871	—
Private-label	307,569	261,038	—	261,038	—
Commercial mortgage-related securities:
FNMA / FHLMC	766,482	649,352	—	649,352	—
GNMA	46,855	41,998	—	41,998	—
Total HTM investment securities	3,636,139	3,182,394	1,014	3,181,380	—
Equity securities:
Equity securities	11,000	11,000	10,942	—	58
Equity securities at NAV	15,000	15,000
Total equity securities	26,000	26,000

FHLB and Federal Reserve Bank stocks	251,642	251,642	—	251,642	—
Residential loans held for sale	74,563	74,563	—	74,563	—
Loans, net	30,558,859	29,800,771	—	—	29,800,771
Bank and corporate owned life insurance	693,511	693,511	—	693,511	—
Mortgage servicing rights, net	85,063	85,063	—	—	85,063
Interest rate-related instruments designated as hedging instruments(a)	11,063	11,063	—	11,063	—
Foreign currency exchange forwards designated as hedging instruments(a)	949	949	—	949	—
Interest rate-related and other instruments not designated as hedging instruments(a)	74,500	74,500	—	74,500	—
Foreign currency exchange forwards not designated as hedging instruments(a)	3,200	3,200	—	3,200	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,129	1,129	—	—	1,129
Total selected assets at fair value	$41,926,669	$40,714,835	$1,304,728	$9,508,086	$29,887,021
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Sep 30, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Noninterest-bearing demand	$5,906,251	$5,906,251	$—	$—	$5,906,251
Savings	5,380,574	5,380,574	—	—	5,380,574
Interest-bearing demand(a)	9,136,107	9,136,107	—	—	9,136,107
Money market(a)	6,455,589	6,455,589	—	—	6,455,589
Brokered CDs(b)	3,956,517	3,956,517	—	3,956,517	—
Other time deposits(b)	4,046,815	4,046,815	—	4,046,815	—
Total deposits	34,881,853	34,881,853	—	8,003,332	26,878,521

Federal funds purchased and securities sold under agreements to repurchase	399,665	400,172	—	400,172	—
FHLB advances	3,220,679	3,220,562	—	3,220,562	—
Other long-term funding	594,074	599,184	—	599,184	—
Standby letters of credit(c)	2,224	2,224	—	2,224	—
Interest rate-related instruments designated as hedging instruments(d)	46	46	—	46	—
Foreign currency exchange forwards designated as hedging instruments(d)	866	866	—	866	—
Interest rate-related and other instruments not designated as hedging instruments(d)	110,250	110,250	—	110,250	—
Foreign currency exchange forwards not designated as hedging instruments(d)	2,952	2,952	—	2,952	—
Forward commitments to sell residential mortgage loans	450	450	—	—	450
Total selected liabilities at fair value	$39,213,059	$39,218,558	$—	$12,339,588	$26,878,970

(a) A portion of network transaction deposits are included within this deposit category.
(b) When the estimated fair value is less than the carrying value, the carrying value is reported as the fair value.
(c) The commitment on standby letters of credit was $221.9 million at September 30, 2025. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(d) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

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
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured on a recurring basis and classified within Level 3 of the fair value hierarchy:

(in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans
Balance December 31, 2023	$439	$673
New production	11,771	(4,000)
Closed loans / settlements	(8,816)	3,512
Other	(3,068)	(438)
Change in mortgage derivative	(113)	(927)
Balance December 31, 2024	327	(254)
New production	10,261	(2,709)
Closed loans / settlements	(9,979)	2,209
Other	521	1,204
Change in mortgage derivative	803	703
Balance September 30, 2025	$1,129	$450
The following table presents a rollforward of the fair value of Level 3 equity securities that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes:

(in thousands)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	4,054
Purchases	22
Sales	(28,772)
Fair value as of December 31, 2024	$72
Purchases	10
Sales	(23)
Fair value as of September 30, 2025	$58

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

(in thousands)	Fair Value Hierarchy	Fair Value	Consolidated Statements of Income Category of Adjustment Recognized in Income	Adjustment Recognized on the Consolidated Statements of Income
Sep 30, 2025
Assets
Individually evaluated loans	Level 3	$14,764	Provision for credit losses	$12,304
OREO(a)	Level 2	2,435	Other noninterest expense / provision for credit losses(b)	4,391

Dec 31, 2024
Assets
Individually evaluated loans	Level 3	$31,483	Provision for credit losses	$17,454
OREO(a)	Level 2	276	Other noninterest expense / provision for credit losses(b)	1,067
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
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

Sep 30, 2025	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	7%
Individually evaluated loans	Appraisals	Collateral	100%	-	100%	100%
Individually evaluated loans(a)	Discounted cash flow	Discount factor	20%	-	90%	62%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	67%	-	100%	92%

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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2025	2024	2025	2024
RAP
Service cost	$636	$508	$2,255	$2,263
Interest cost	3,027	2,943	8,655	8,380
Expected return on plan assets	(9,832)	(8,649)	(29,450)	(25,949)
Amortization of prior service cost	(44)	(54)	(133)	(161)
Total net periodic pension cost	$(6,213)	$(5,252)	$(18,673)	$(15,467)
Postretirement Plan
Interest cost	$26	$18	$78	$54
Amortization of prior service cost	(19)	(19)	(56)	(56)
Amortization of actuarial loss (gain)	4	(7)	12	(21)
Total net periodic benefit (cost)	$11	$(8)	$34	$(23)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the other noninterest expense caption of the consolidated statements of income. The service cost components are included in personnel noninterest expense caption of the consolidated statements of income.

The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2024 or the nine months ended September 30, 2025.
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

Financial information about the Corporation’s segments is presented below:

	As of and for the three months ended September 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$246,829	$68,027	$(9,634)	$305,222
Net intersegment interest (expense) income	(104,695)	136,142	(31,447)	—
Net interest income (expense)	142,134	204,169	(41,081)	305,222
Noninterest income	17,882	53,670	9,713	81,265
Total income (expense) before provision	160,016	257,839	(31,368)	386,487
Provision for credit losses	20,424	6,437	(10,861)	16,000
Total income (expense) after provision	139,592	251,402	(20,507)	370,487
Noninterest expense
Personnel	21,287	62,335	52,081	135,703
Technology(a)	903	13,179	14,508	28,590
Occupancy(a)	23	24	12,710	12,757
Business development and advertising	787	778	6,797	8,362
Equipment(a)	—	1,274	3,094	4,368
Legal and professional	337	563	4,332	5,232
Loan and foreclosure costs	111	979	548	1,638
FDIC assessment	—	—	9,980	9,980
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	882	7,769	(1,282)	7,369
Allocated indirect expense (income)	22,367	53,231	(75,598)	—
Total noninterest expense	46,697	140,132	29,373	216,202
Net income (loss) before income taxes	92,895	111,270	(49,880)	154,286
Income tax expense (benefit)	17,835	23,367	(11,648)	29,554
Net income (loss)	$75,060	$87,903	$(38,231)	$124,732

Loans	$18,033,065	$12,481,836	$437,063	$30,951,964
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	18,828,850	13,333,059	12,293,954	44,455,863
(a) A portion of total depreciation expense of $0.1 million, $2.7 million, and $9.3 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the three months ended September 30, 2024
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$249,343	$62,167	$(49,001)	$262,509
Net intersegment interest (expense) income	(110,149)	147,113	(36,964)	—
Net interest income (expense)	139,194	209,280	(85,964)	262,509
Noninterest income	12,214	50,811	4,196	67,221
Total income (expense) before provision	151,408	260,090	(81,768)	329,730
Provision for credit losses	16,565	5,639	(1,213)	20,991
Total income (expense) after provision	134,843	254,451	(80,555)	308,739
Noninterest expense
Personnel	18,595	60,098	42,343	121,036
Technology(a)	726	12,285	14,206	27,217
Occupancy(a)	—	10	13,526	13,536
Business development and advertising	614	725	5,344	6,683
Equipment(a)	—	1,570	3,083	4,653
Legal and professional	197	781	4,661	5,639
Loan and foreclosure costs	560	1,334	854	2,748
FDIC assessment	—	—	8,223	8,223
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	812	7,854	(7)	8,659
Allocated indirect expense (income)	20,540	54,370	(74,910)	—
Total noninterest expense	42,044	139,027	19,526	200,597
Net income (loss) before income taxes	92,799	115,424	(100,081)	108,142
Income tax expense (benefit)	17,255	24,239	(21,370)	20,124
Net income (loss)	$75,544	$91,185	$(78,711)	$88,018

Loans	$16,482,369	$12,985,873	$522,655	29,990,897
Allocated goodwill	525,836	$579,156	—	1,104,992
Total assets	17,317,618	13,832,358	11,060,839	42,210,815
(a) A portion of total depreciation expense of $0.1 million, $2.4 million, and $9.6 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the nine months ended September 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$717,093	$199,393	$(25,323)	$891,163
Net intersegment interest (expense) income	(302,467)	405,462	(102,995)	—
Net interest income (expense)	414,626	604,855	(128,318)	891,163
Noninterest income	42,770	154,231	10,018	207,019
Total income (expense) before provision	457,396	759,086	(118,300)	1,098,182
Provision for credit losses	59,806	18,871	(31,678)	46,999
Total income (expense) after provision	397,590	740,215	(86,622)	1,051,183
Noninterest expense
Personnel	62,762	178,847	144,984	386,593
Technology(b)	2,336	39,126	40,775	82,237
Occupancy(b)	56	83	40,643	40,782
Business development and advertising	2,973	2,583	16,940	22,496
Equipment(b)	1	3,804	9,584	13,389
Legal and professional	759	1,898	15,332	17,989
Loan and foreclosure costs	1,182	3,495	2,260	6,937
FDIC assessment	—	—	30,124	30,124
Other intangible amortization	—	—	6,608	6,608
Other noninterest expense	2,597	23,260	3,160	29,017
Allocated indirect expense (income)	64,987	158,406	(223,393)	—
Total noninterest expense	137,653	411,502	87,018	636,173
Net income (loss) before income taxes	259,937	328,713	(173,640)	415,010
Income tax expense (benefit)	49,500	69,030	(41,168)	77,362
Net income (loss)	$210,437	$259,683	$(132,472)	$337,648
(a) An unusual item of a $7.0 million loss on mortgage portfolio sale as a result of the settlement of the mortgage sale announced in the fourth quarter of 2024 is included within the noninterest income (expense) caption.
(b) A portion of total depreciation expense of $0.2 million, $8.0 million, and $29.8 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the nine months ended September 30, 2024
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$734,869	$186,768	$(144,677)	$776,960
Net intersegment interest (expense) income	(328,433)	437,914	(109,481)	—
Net interest income (expense)	406,436	624,682	(254,158)	776,960
Noninterest income	35,755	146,736	14,874	197,365
Total income (expense) before provision	442,191	771,418	(239,284)	974,325
Provision for credit losses	47,602	18,939	1,459	68,000
Total income (expense) after provision	394,589	752,479	(240,743)	906,325
Noninterest expense
Personnel	59,472	176,826	125,714	362,012
Technology(a)	1,914	35,351	43,314	80,579
Occupancy(a)	—	43	40,254	40,297
Business development and advertising	2,374	2,329	16,032	20,735
Equipment(a)	1	4,278	9,423	13,702
Legal and professional	620	1,391	12,729	14,740
Loan and foreclosure costs	919	4,106	1,494	6,519
FDIC assessment	—	—	29,300	29,300
Other intangible amortization	—	—	6,608	6,608
Other noninterest expense	2,416	19,951	(2,745)	19,622
Allocated indirect expense (income)	60,142	158,738	(218,880)	—
Total noninterest expense	127,859	403,013	63,245	594,115
Net income (loss) before income taxes	266,730	349,466	(303,988)	312,211
Income tax expense (benefit)	49,147	73,389	(95,085)	27,451
Net income (loss)	$217,585	$276,077	$(208,902)	$284,760
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

Note 15 Accumulated Other Comprehensive Income (Loss)
The following tables summarize the components of accumulated other comprehensive income (loss) at September 30, 2025 and 2024, including changes during the preceding three and nine month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

(in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)
Other comprehensive income before reclassifications	47,970	—	4,770	52,741
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	5,978	—	—	5,978
Other assets / accrued expenses and other liabilities	—	7,707	—	7,707
Interest income	—	3,995	—	3,995
Personnel expense	—	—	(189)	(189)
Other expense	—	—	(12)	(12)
Income tax (expense) benefit	(13,456)	2,816	(1,140)	(11,780)
Net other comprehensive income during period	40,492	14,518	3,429	58,439
Balance September 30, 2025	$(8,501)	$13,249	$(20,725)	$(15,977)

Balance December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive income before reclassifications	49,844	—	—	49,844
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	197	—	—	197
HTM investment securities, net, at amortized cost(a)	6,329	—	—	6,329
Other assets / accrued expenses and other liabilities	—	(639)	—	(639)
Interest income	—	14,297	—	14,297
Personnel expense	—	—	(217)	(217)
Other expense	—	—	(21)	(21)
Income tax (expense) benefit	(14,060)	5,213	(1,594)	(10,440)
Net other comprehensive income (loss) during period	42,309	18,871	(1,832)	59,348
Balance September 30, 2024	$(106,332)	$21,951	$(27,367)	$(111,748)
(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.

(in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive (Loss) Income
Balance June 30, 2025	$(6,109)	$12,487	$(20,674)	$(14,297)
Other comprehensive income before reclassifications	(5,178)	—	—	(5,178)
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	1,992	—	—	1,992
Other assets / accrued expenses and other liabilities	—	(825)	—	(825)
Interest income	—	1,440	—	1,440
Personnel expense	—	—	(63)	(63)
Other expense	—	—	(4)	(4)
Income tax (expense) benefit	795	148	17	960
Net other comprehensive income (loss) during period	(2,392)	763	(51)	(1,680)
Balance September 30, 2025	$(8,501)	$13,249	$(20,725)	$(15,977)

Balance June 30, 2024	$(176,139)	$(15,768)	$(27,307)	$(219,214)
Other comprehensive income before reclassifications	90,858	—	—	90,858
Amounts reclassified from accumulated other comprehensive income (loss):
HTM investment securities, net, at amortized cost(a)	2,147	—	—	2,147
Other assets / accrued expenses and other liabilities	—	25,609	—	25,609
Interest income	—	4,705	—	4,705
Personnel expense	—	—	(73)	(73)
Other expense	—	—	(7)	(7)
Income tax (expense) benefit	(23,198)	7,405	20	(15,773)
Net other comprehensive income (loss) during period	69,807	37,718	(60)	107,466
Balance September 30, 2024	$(106,332)	$21,951	$(27,367)	$(111,748)
(a) Amortization of net unrealized losses on AFS securities transferred to HTM securities.

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Performance Summary
•Average loans of $30.5 billion increased $925.5 million, or 3%, from the first nine months of 2024, driven primarily by increases in commercial and business lending and auto finance loans, partially offset by a decrease in residential mortgage lending resulting from the Corporation's balance sheet repositioning announced in the fourth quarter of 2024.
•Average deposits of $34.6 billion increased $1.5 billion, or 5%, from the first nine months of 2024, driven by increases in all deposit types except money market, brokered CDs, and noninterest-bearing demand deposits.
•Net interest income of $891.2 million increased $114.2 million, or 15%, from the first nine months of 2024, and net interest margin was 3.02%, compared to 2.77% for the first nine months of 2024. The increases in net interest income and net interest margin were driven by increases in higher yielding loan balances in commercial and industrial and auto finance and the balance sheet repositioning announced in the fourth quarter of 2024 which sold lower yielding residential mortgage loans and investment securities allowing for reinvestment in higher yielding investment securities.
•Provision for credit losses was $47.0 million compared to $68.0 million for the first nine months of 2024, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest income of $207.0 million increased $9.7 million, or 5%, from the first nine months of 2024, primarily driven by an increase in capital markets revenue from an elevated level of activity in our syndications and swaps businesses, wealth fees, and an increase in asset gains for a deferred compensation valuation adjustment. The increases were partially offset by the loss recognized related to the settlement of the mortgage loan sale in the first quarter of 2025 as part of the balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $636.2 million increased $42.1 million, or 7%, from the first nine months of 2024, primarily driven by increases in personnel expense reflective of higher variable compensation, which is the result of strong execution against our strategic plan and increased healthcare costs, legal and professional expenses due to increased consultant and IT staff augmentation expenditures and other noninterest expense primarily due to OREO write downs in 2025.

Table 1 Summary Results of Operations: Trends

	YTD		Quarter ended
(Dollars in thousands, except per share data)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Net income (loss)	$337,648	$284,760	$124,732	$111,230	$101,687	$(161,615)	$88,018
Net income (loss) available to common equity	329,023	276,135	121,857	108,355	98,812	(164,490)	85,143
Earnings (loss) per common share - basic	1.98	1.83	0.73	0.65	0.60	(1.04)	0.56
Earnings (loss) per common share - diluted	1.96	1.82	0.73	0.65	0.59	(1.03)	0.56
Dividend payout ratio(a)(b)	34.85%	36.07%	31.51%	35.38%	38.33%	N/M	39.29%
Book value / share(c)			28.17	27.67	27.09	26.55	27.90
Tangible book value (TBV) / share(c)(d)			21.36	20.84	20.25	19.71	20.37
Performance ratios
Return on average assets(b)	1.04%	0.93%	1.12%	1.03%	0.97%	(1.53)%	0.85%
Return on average tangible assets(b)(d)	1.08%	0.97%	1.17%	1.07%	1.01%	(1.55)%	0.89%
Return on average equity(b)	9.55%	9.00%	10.26%	9.43%	8.91%	(14.20)%	8.09%
Return on average tangible common equity (ROATCE)(b)(d)	13.13%	12.99%	14.02%	12.96%	12.34%	(20.27)%	11.52%
Efficiency ratios (expense / revenue)
Fully tax-equivalent efficiency ratio	56.67%	59.86%	54.77%	55.81%	59.72%	103.11%	59.51%
Adjusted efficiency ratio(d)	56.32%	59.07%	54.77%	55.81%	58.55%	60.10%	59.51%
N/M = Not Meaningful
(a) Ratio is based upon basic earnings per common share.
(b) This ratio is annualized.
(c) Based on period end common shares outstanding.
(d) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Nine Months Ended Sep 30,
	2025			2024(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$10,980,230	$536,786	6.54%	$9,843,435	$542,989	7.37%
Commercial real estate—owner occupied	1,120,206	48,042	5.73%	1,089,662	49,619	6.08%
Commercial and business lending	12,100,436	584,828	6.46%	10,933,098	592,609	7.24%
Commercial real estate—investor	5,432,417	265,772	6.54%	5,030,534	274,450	7.29%
Real estate construction	1,920,292	104,598	7.28%	2,261,008	135,302	7.99%
Commercial real estate lending	7,352,709	370,370	6.73%	7,291,541	409,752	7.51%
Total commercial	19,453,145	955,197	6.56%	18,224,639	1,002,361	7.35%
Residential mortgage	7,091,945	197,371	3.71%	7,939,493	208,291	3.50%
Auto finance	2,926,862	122,562	5.60%	2,511,694	105,528	5.61%
Home equity	671,884	36,791	7.30%	590,340	39,386	8.90%
Other consumer	309,654	26,389	11.39%	261,781	22,959	11.71%
Total consumer	11,000,345	383,113	4.65%	11,303,307	376,164	4.44%
Total loans	30,453,490	1,338,311	5.87%	29,527,946	1,378,524	6.23%
Investments
Taxable securities	6,582,998	214,689	4.35%	5,671,823	148,672	3.50%
Tax-exempt securities(b)	2,006,027	52,844	3.51%	2,120,107	53,806	3.38%
Other short-term investments	935,475	35,274	5.04%	609,143	26,574	5.83%
Total investments	9,524,500	302,806	4.24%	8,401,073	229,051	3.64%
Total earning assets and related interest income	39,977,990	$1,641,117	5.48%	37,929,019	$1,607,575	5.66%
Other assets, net	3,382,379			3,157,137
Total assets	$43,360,369			$41,086,156
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,241,799	$54,110	1.38%	$5,062,518	$65,330	1.72%
Interest-bearing demand	7,870,806	132,678	2.25%	7,383,471	147,838	2.67%
Money market	5,975,632	116,316	2.60%	6,017,642	139,987	3.11%
Network transaction deposits	1,875,523	61,554	4.39%	1,630,568	65,697	5.38%
Brokered CDs	4,105,700	137,589	4.48%	4,148,547	165,423	5.33%
Other time deposits	3,815,105	106,892	3.75%	3,082,143	94,640	4.10%
Total interest-bearing deposits	28,884,565	609,139	2.82%	27,324,889	678,916	3.32%
Federal funds purchased and securities sold under agreements to repurchase	274,204	7,733	3.77%	259,209	8,551	4.41%
Other short-term funding	22,597	907	5.37%	508,913	19,285	5.06%
FHLB advances	2,672,351	86,944	4.35%	1,907,104	80,612	5.65%
Other long-term funding	604,410	32,526	7.18%	573,676	32,012	7.44%
Total short and long-term funding	3,573,561	128,110	4.79%	3,248,902	140,461	5.77%
Total interest-bearing liabilities and related interest expense	32,458,126	$737,250	3.04%	30,573,791	$819,377	3.58%
Noninterest-bearing demand deposits	5,695,818			5,748,446
Other liabilities	477,597			537,432
Stockholders’ equity	4,728,828			4,226,487
Total liabilities and stockholders’ equity	$43,360,369			$41,086,156
Interest rate spread			2.45%			2.08%
Net free funds			0.57%			0.69%
Fully tax-equivalent net interest income and net interest margin		$903,867	3.02%		$788,199	2.77%
Fully tax-equivalent adjustment		(12,705)			(11,239)
Net interest income		$891,163			$776,960
(a) Prior periods have been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Nonaccrual loans and loans held for sale have been included in the average balances.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Sep 30, 2025			June 30, 2025			Sep 30, 2024(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$11,367,533	$187,046	6.53%	$10,981,221	$179,955	6.57%	$9,884,246	$183,687	7.39%
Commercial real estate—owner occupied	1,105,787	15,827	5.68%	1,114,054	16,014	5.77%	1,087,144	16,640	6.09%
Commercial and business lending	12,473,319	202,873	6.45%	12,095,274	195,969	6.50%	10,971,390	200,327	7.27%
Commercial real estate—investor	5,300,765	87,114	6.52%	5,582,333	91,569	6.58%	5,085,090	93,351	7.30%
Real estate construction	1,991,565	36,770	7.32%	1,869,708	33,883	7.27%	2,150,416	43,348	8.02%
Commercial real estate lending	7,292,330	123,884	6.74%	7,452,041	125,452	6.75%	7,235,505	136,699	7.52%
Total commercial	19,765,649	326,757	6.56%	19,547,316	321,421	6.59%	18,206,896	337,027	7.36%
Residential mortgage	6,987,858	65,553	3.75%	7,034,607	64,995	3.70%	7,888,290	70,171	3.56%
Auto finance	3,000,978	42,230	5.58%	2,933,161	41,156	5.63%	2,635,890	37,904	5.72%
Home equity	690,330	12,641	7.32%	667,339	12,098	7.25%	642,463	13,350	8.31%
Other consumer	305,644	8,972	11.65%	309,578	8,644	11.20%	260,547	7,774	11.87%
Total consumer	10,984,811	129,396	4.70%	10,944,685	126,893	4.64%	11,427,191	129,199	4.51%
Total loans	30,750,460	456,153	5.89%	30,492,001	448,313	5.89%	29,634,087	466,226	6.27%
Investments
Taxable securities	6,767,664	73,727	4.36%	6,578,690	71,174	4.33%	5,816,102	51,466	3.54%
Tax-exempt securities(b)	1,997,416	17,580	3.52%	2,004,725	17,598	3.51%	2,110,896	17,885	3.39%
Other short-term investments	1,046,723	13,353	5.06%	999,294	12,679	5.09%	629,431	8,959	5.66%
Total investments	9,811,804	104,660	4.26%	9,582,709	101,451	4.24%	8,556,429	78,310	3.66%
Total earning assets and related interest income	40,562,264	$560,813	5.50%	40,074,710	$549,764	5.50%	38,190,516	$544,535	5.68%
Other assets, net	3,452,939			3,345,353			3,199,195
Total assets	$44,015,203			$43,420,063			$41,389,711
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,338,129	$19,042	1.42%	$5,222,869	$17,139	1.32%	$5,125,147	$21,611	1.68%
Interest-bearing demand	7,898,770	44,763	2.25%	7,683,402	42,485	2.22%	7,394,550	49,740	2.68%
Money market	5,860,802	38,061	2.58%	5,988,947	38,695	2.59%	5,942,147	46,290	3.10%
Network transaction deposits	1,933,659	21,276	4.37%	1,843,998	20,211	4.40%	1,644,305	22,077	5.34%
Brokered CDs	3,916,329	42,878	4.34%	4,089,844	45,418	4.45%	4,247,941	56,307	5.27%
Other time deposits	3,961,522	36,323	3.64%	3,725,205	33,707	3.63%	3,314,507	35,600	4.27%
Total interest-bearing deposits	28,909,211	202,344	2.78%	28,554,266	197,656	2.78%	27,668,597	231,623	3.33%
Federal funds purchased and securities sold under agreements to repurchase	227,460	2,107	3.68%	220,872	2,004	3.64%	299,286	3,385	4.50%
Other short-term funding	19,033	212	4.42%	17,580	287	6.55%	519,421	6,638	5.08%
FHLB advances	3,181,903	35,965	4.48%	3,221,749	34,889	4.34%	1,750,590	24,799	5.64%
Other long-term funding	593,288	10,741	7.24%	592,664	10,700	7.22%	647,440	11,858	7.33%
Total short and long-term funding	4,021,685	49,025	4.85%	4,052,863	47,880	4.74%	3,216,737	46,680	5.78%
Total interest-bearing liabilities and related interest expense	32,930,896	$251,369	3.03%	32,607,129	$245,536	3.02%	30,885,334	$278,304	3.59%
Noninterest-bearing demand deposits	5,796,676			5,648,935			5,652,228
Other liabilities	466,482			431,338			521,423
Stockholders’ equity	4,821,150			4,732,661			4,330,727
Total liabilities and stockholders’ equity	$44,015,203			$43,420,063			$41,389,711
Interest rate spread			2.47%			2.48%			2.10%
Net free funds			0.57%			0.56%			0.69%
Fully tax-equivalent net interest income and net interest margin		$309,444	3.04%		$304,228	3.04%		$266,232	2.78%
Fully tax-equivalent adjustment		(4,222)			(4,228)			(3,723)
Net interest income		$305,222			$300,000			$262,509
(a) Prior period has been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Nonaccrual loans and loans held for sale have been included in the average balances.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income increased $115.7 million and $114.2 million, or 15%, as compared to the first nine months of 2024, respectively. The average yield on earning assets decreased 18 bp and the cost of interest-bearing liabilities decreased 54 bp from the first nine months of 2024.The increase in net interest income was driven, in part, by the actions taken by the Corporation as part of the balance sheet repositioning announced in the fourth quarter of 2024 which sold off lower yielding investment securities and residential mortgages. Additionally, the Corporation saw organic growth in net interest income from the continued growth in higher yielding loans in commercial and industrial and auto finance. Finally, given that the Corporation is slightly asset sensitive, the Federal Reserve decreasing the federal funds target interest rate by 100 bp in the second half of 2024 caused contraction in the average yield on earning assets; however, this was more than offset by the repricing of deposits downward in line with market rates. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets increased $2.0 billion, or 5%, from the first nine months of 2024. Average loans increased $925.5 million, or 3%, from the first nine months of 2024, driven by increases in commercial and industrial, auto loans, and commercial real estate-investor, partially offset by decreases in residential mortgage as a result of our balance sheet repositioning announced in the fourth quarter of 2024 and real estate construction loans. Average investments increased $1.1 billion, or 13%, from the first nine months of 2024 driven by reinvestment of additional proceeds from the common stock offering in the fourth quarter of 2024 and additional growth to keep pace with overall balance sheet growth for liquidity needs.
•    Average interest-bearing liabilities increased $1.9 billion, or 6%, compared to the first nine months of 2024. Average interest-bearing deposits increased $1.6 billion, or 6%, from the first nine months of 2024, driven by increases in most deposit types except brokered CDs and money market which decreased slightly. Average total short and long-term funding increased $324.7 million, or 10%, from the first nine months of 2024, primarily driven by an increase in short-term FHLB funding, partially offset by decreases in long-term FHLB funding and other short-term funding related to the payoff of BTFP advances in October 2024. Average noninterest-bearing demand deposits decreased $52.6 million, or 1%, from the first nine months of 2024.
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
Noninterest Income
Table 3 Noninterest Income

	Nine months ended			Three months ended					Changes vs
(Dollars in thousands, except as noted)	Sep 30, 2025	Sep 30, 2024	YTD % Change	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2025	Sep 30, 2024
Wealth management fees	$70,837	$68,466	3%	$25,315	$23,025	$22,498	$24,103	$24,144	10%	5%
Service charges and deposit account fees	39,822	38,410	4%	13,861	13,147	12,814	13,232	13,708	5%	1%
Card-based fees	33,950	34,973	(3)%	12,308	11,200	10,442	11,948	11,731	10%	5%
Other fee-based revenue	15,659	14,316	9%	5,414	4,995	5,251	5,182	5,057	8%	7%
Capital markets, net	20,873	13,052	60%	10,764	5,765	4,345	9,032	4,317	87%	149%
Mortgage banking, net	11,577	7,299	59%	3,541	4,213	3,822	3,387	2,132	(16)%	66%
Loss on mortgage portfolio sale	(6,976)	—	N/M	—	—	(6,976)	(130,406)	—	N/M	N/M
Bank and corporate owned life insurance	13,391	11,156	20%	4,051	4,135	5,204	2,322	4,001	(2)%	1%
Other	7,147	7,054	1%	2,670	2,226	2,251	2,257	2,504	20%	7%
Asset gains (losses), net	727	(1,407)	N/M	3,340	(1,735)	(878)	364	(474)	N/M	N/M
Investment securities gains (losses), net	13	4,047	(100)%	1	7	4	(148,194)	100	(86)%	(99)%
Total noninterest income (loss)	$207,019	$197,365	5%	$81,265	$66,977	$58,776	$(206,772)	$67,221	21%	21%
Assets under management, at market value(a)				16,178	15,537	14,685	14,773	15,033	4%	8%

N/M = Not Meaningful
(a) In millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in Noninterest Income
•Capital markets increased $7.8 million from the first nine months of 2024, primarily due to an elevated level of activity in our syndications and swaps businesses.
•Mortgage banking increased $4.3 million from the first nine months of 2024, primarily as a result of MSR income impacts and increased gains on sales of mortgage loans originated for sale.
•Loss on mortgage portfolio sale increased $7.0 million from the first nine months of 2024, due to the recognition of a loss in the first quarter of 2025 related to the settlement of the balance sheet repositioning transactions announced in the fourth quarter of 2024.
•Bank and corporate owned life insurance increased $2.2 million from the first nine months of 2024, driven by an increased number of claims.
•Asset gains, net increased $2.1 million from the first nine months of 2024, driven primarily by a deferred compensation valuation adjustment given market conditions.
•Investment securities gains (losses), net, decreased $4.0 million from the first nine months of 2024, due to the nonrecurring gain on the sale of the Corporation's remaining Visa B shares in the first quarter of 2024.
Noninterest Expense
Table 4 Noninterest Expense

	Nine months ended			Three months ended					Change vs
(Dollars in thousands)	Sep 30, 2025	Sep 30, 2024	YTD % Change	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024	Jun 30, 2025	Sep 30, 2024
Personnel	$386,593	$362,012	7%	$135,703	$126,994	$123,897	$125,944	$121,036	7%	12%
Technology	82,237	80,579	2%	28,590	26,508	27,139	26,984	27,217	8%	5%
Occupancy	40,782	40,297	1%	12,757	12,644	15,381	14,325	13,536	1%	(6)%
Business development and advertising	22,496	20,735	8%	8,362	7,748	6,386	7,408	6,683	8%	25%
Equipment	13,389	13,702	(2)%	4,368	4,494	4,527	4,729	4,653	(3)%	(6)%
Legal and professional	17,989	14,740	22%	5,232	6,674	6,083	6,861	5,639	(22)%	(7)%
Loan and foreclosure costs	6,937	6,519	6%	1,638	2,705	2,594	1,951	2,748	(39)%	(40)%
FDIC assessment	30,124	29,300	3%	9,980	9,708	10,436	9,139	8,223	3%	21%
Other intangible amortization	6,608	6,608	—%	2,203	2,203	2,203	2,203	2,203	—%	—%
Loss on prepayments of FHLB advances	—	—	—%	—	—	—	14,243	—	—%	—%
Other	29,017	19,622	48%	7,369	9,674	11,974	10,496	8,659	(24)%	(15)%
Total noninterest expense	$636,173	$594,115	7%	$216,202	$209,352	$210,619	$224,282	$200,597	3%	8%

Average FTEs excluding overtime	3,990	4,045	(1)%	3,982	3,980	4,006	3,982	4,041	—%	(1)%
Annualized noninterest expense / average assets	1.96%	1.93%		1.95%	1.93%	2.00%	2.12%	1.93%
Notable Contributions to the Change in Noninterest Expense
•Legal and professional expense increased $3.2 million from the first nine months of 2024, primarily driven by increased consultant and IT staff augmentation expenses in the current year.
•Other noninterest expense increased $9.4 million from the first nine months of 2024 primarily due to OREO write downs in 2025 as compared to a gain on the sale of OREO properties in 2024 and higher donation expenditures in 2025 as compared to 2024.

Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $77.4 million for the nine months ended September 30, 2025, compared to income tax expense of $27.5 million for the nine months ended September 30, 2024. The Corporation's effective tax rate from continuing operations was 18.64% and 8.79% for the nine months ended September 30, 2025, and 2024, respectively. The increase in income tax expense of $49.9 million and higher effective tax rate during the first nine months of 2025 as compared to the same period of 2024 were primarily due to a strategic reallocation of the investment portfolio and the adoption of a legal entity rationalization plan that resulted in the recognition of deferred benefits in 2024 and increased net income in 2025.
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

Balance Sheet Analysis
•At September 30, 2025, total assets were $44.5 billion, up $1.4 billion, or 3%, from December 31, 2024.
◦Interest bearing deposits in other financial institutions were $802.3 million at September 30, 2025, up $348.7 million, or 77%, from December 31, 2024. Federal funds sold and securities purchased under agreement to resell were $0.1 million at September 30, 2025, down $21.9 million, or 100% from December 31, 2024. See Consolidated Statements of Cash Flows for detailed information.
◦AFS investment securities, at fair value were $5.2 billion at September 30, 2025, up $635.8 million, or 14%, from December 31, 2024. FHLB and Fed Reserve Stocks were $251.6 million at September 30, 2025, up $72.0 million, or 40%, from December 31, 2024. See Note 5 Investment Securities of the notes to the consolidated financial statements for details on these changes.
◦Loans of $31.0 billion at September 30, 2025 were up $1.2 billion, or 4%, from December 31, 2024 primarily due to increases in commercial and business lending along with increases in auto finance loans, offset by a decrease in residential mortgage loans. See section Loans and Note 6 Loans of the notes to consolidated financial statements for additional details.
◦Residential loans held for sale were $74.6 million at September 30, 2025, down $572.1 million, or 88%, from December 31, 2024. The decrease from December 31, 2024 was a result of the mortgage portfolio sale announced as part of the balance sheet repositioning in the fourth quarter of 2024 and the sale closing in January 2025.
•At September 30, 2025, total liabilities were $39.6 billion, up $1.2 billion, or 3%, from December 31, 2024.
◦Short-term funding was $399.7 million at September 30, 2025, down $70.7 million, or 15%, from December 31, 2024. FHLB advances were $3.2 billion at September 30, 2025, up $1.4 billion, or 74%, from December 31, 2024. These changes were due to a mix shift in funding away from federal funds purchased to short-term FHLB advances. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
◦Other long-term funding was $594.1 million at September 30, 2025, down $243.6 million, or 29%, from December 31, 2024, primarily due to subordinated notes maturing in January 2025. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•At September 30, 2025, the loans to deposits ratio was 88.73%, up from 85.92% at December 31, 2024.

Loans
Table 5 Period End Loan Composition

	Sep 30, 2025		Jun 30, 2025		Mar 31, 2025		Dec 31, 2024		Sep 30, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$11,567,651	37%	$11,281,964	37%	$10,925,769	36%	$10,573,741	36%	$10,258,899	34%
Commercial real estate — owner occupied	1,149,939	4%	1,101,501	4%	1,118,363	4%	1,143,741	4%	1,120,849	4%
Commercial and business lending	12,717,590	41%	12,383,465	40%	12,044,132	40%	11,717,483	39%	11,379,748	38%
Commercial real estate — investor	5,369,441	17%	5,370,422	18%	5,597,442	18%	5,227,975	18%	5,070,635	17%
Real estate construction	1,958,766	6%	1,950,267	6%	1,809,054	6%	1,982,632	7%	2,114,300	7%
Commercial real estate lending	7,328,207	24%	7,320,689	24%	7,406,496	24%	7,210,607	24%	7,184,934	24%
Total commercial	20,045,797	65%	19,704,154	64%	19,450,628	64%	18,928,090	64%	18,564,683	62%
Residential mortgage	6,858,285	22%	6,949,387	23%	6,999,654	23%	7,047,541	24%	7,803,083	26%
Auto finance	3,041,644	10%	2,969,495	10%	2,878,765	10%	2,810,220	9%	2,708,946	9%
Home equity	698,112	2%	676,208	2%	654,140	2%	664,252	2%	651,379	2%
Other consumer	308,126	1%	308,361	1%	310,940	1%	318,483	1%	262,806	1%
Total consumer	10,906,167	35%	10,903,451	36%	10,843,499	36%	10,840,496	36%	11,426,214	38%
Total loans	$30,951,964	100%	$30,607,605	100%	$30,294,127	100%	$29,768,586	100%	$29,990,897	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loan commitments within the overall loan portfolio, with each targeted to represent 30% to 40% of the overall loan portfolio. The targeted long-term guidelines were unchanged during 2024 and the first nine months of 2025. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the Enterprise Risk Committee of the Corporation’s Board of Directors. These guidelines and limits are designed to create balance and diversification within the loan portfolios.

The Corporation’s loan distribution and interest rate sensitivity as of September 30, 2025 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

(Dollars in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Fixed rate
Commercial and industrial	$4,563,797	$991,828	$361,950	$476	$5,918,051	19%
Commercial real estate — owner occupied	95,192	277,223	92,490	—	464,905	2%
Commercial and business lending	4,658,988	1,269,052	454,440	476	6,382,956	21%
Commercial real estate — investor	435,231	287,719	17,151	—	740,102	2%
Real estate construction	271,192	31,732	4,585	244	307,753	1%
Commercial real estate lending	706,423	319,451	21,737	244	1,047,855	3%
Total commercial	5,365,411	1,588,503	476,177	720	7,430,811	24%
Residential mortgage	7,860	57,017	317,606	4,175,001	4,557,484	15%
Auto finance	4,008	1,733,582	1,304,054	—	3,041,644	10%
Home equity	400	5,845	23,038	7,660	36,944	—%
Other consumer	7,364	28,899	16,933	5,340	58,536	—%
Total consumer	19,633	1,825,342	1,661,631	4,188,001	7,694,608	25%
Total fixed rate loans	$5,385,044	$3,413,845	$2,137,808	$4,188,721	$15,125,419	49%
Floating or adjustable rate
Commercial and industrial	$5,601,899	$47,150	$552	$—	$5,649,600	18%
Commercial real estate — owner occupied	681,931	3,103	—	—	685,034	2%
Commercial and business lending	6,283,830	50,253	552	—	6,334,634	20%
Commercial real estate — investor	4,629,285	54	—	—	4,629,340	15%
Real estate construction	1,650,855	157	—	—	1,651,013	5%
Commercial real estate lending	6,280,140	212	—	—	6,280,352	20%
Total commercial	12,563,970	50,465	552	—	12,614,987	41%
Residential mortgage	187,842	984,539	1,128,364	56	2,300,801	7%
Home equity	660,709	459	—	—	661,168	2%
Other consumer	249,590	—	—	—	249,590	1%
Total consumer	1,098,141	984,998	1,128,364	56	3,211,559	10%
Total floating or adjustable rate loans	$13,662,111	$1,035,463	$1,128,916	$56	$15,826,546	51%

Total loans	$19,047,155	$4,449,308	$3,266,724	$4,188,777	$30,951,964	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At September 30, 2025, $21.2 billion, or 69%, of the loans outstanding and $18.0 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2025, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based lending and equipment financing.

Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Sep 30, 2025	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
(Dollars in thousands)
Real Estate(a)	531	$2,190,853	$3,722,200	9%
Utilities(b)	221	2,922,922	3,580,914	8%
Credit Intermediation and Related Activities(c)	522	794,217	1,399,760	3%
Merchant Wholesalers, Durable Goods	423	646,652	1,150,214	3%
(a) Includes real estate investment trust lines.
(b) 65% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
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
Table 8 Largest Commercial Real Estate - Investor Property Type Exposures

Sep 30, 2025	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	38%
Industrial	3%	26%
Office	2%	16%
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
Table 9 Largest Real Estate Construction Property Type Exposures

Sep 30, 2025	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	50%
Industrial	2%	22%
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

Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 89% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2025. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
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

Table 10 Nonperforming Assets

(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Nonperforming assets
Commercial and industrial	$12,802	$6,945	$12,898	$19,084	$14,369
Commercial real estate — owner occupied	203	—	1,501	1,501	9,285
Commercial and business lending	13,006	6,945	14,399	20,585	23,654
Commercial real estate — investor	7,333	15,805	31,689	16,705	18,913
Real estate construction	145	146	125	30	15
Commercial real estate lending	7,478	15,950	31,814	16,735	18,928
Total commercial	20,484	22,895	46,213	37,320	42,582
Residential mortgage	69,093	73,817	72,455	70,038	70,138
Auto finance	8,218	8,004	7,692	7,402	7,456
Home equity	8,299	8,201	8,275	8,378	8,231
Other consumer	85	82	173	122	70
Total consumer	85,696	90,104	88,595	85,941	85,894
Total nonaccrual loans	106,179	112,999	134,808	123,260	128,476
Commercial real estate owned	27,203	31,629	19,114	11,914	11,914
Residential real estate owned	1,816	1,687	3,119	2,068	1,012
Bank properties real estate owned(a)	249	972	1,242	6,235	5,903
OREO	29,268	34,287	23,475	20,217	18,830
Repossessed assets	789	882	688	687	793
Total nonperforming assets	$136,236	$148,169	$158,971	$144,164	$148,098
Accruing loans past due 90 days or more
Commercial	$395	$12,123	$515	$642	$5,359
Consumer(b)	2,297	2,038	2,521	2,547	1,748
Total accruing loans past due 90 days or more	$2,692	$14,160	$3,036	$3,189	$7,107
Restructured loans (accruing)
Commercial	$458	$431	$459	$475	$424
Consumer	4,280	3,630	3,192	3,057	2,141
Total restructured loans (accruing)	$4,738	$4,061	$3,651	$3,531	$2,565
Nonaccrual restructured loans (included in nonaccrual loans)	$3,899	$3,704	$3,451	$2,581	$1,840
Ratios
Nonaccrual loans to total loans	0.34%	0.37%	0.44%	0.41%	0.43%
NPAs to total loans plus OREO and repossessed assets	0.44%	0.48%	0.52%	0.48%	0.49%
NPAs to total assets	0.31%	0.34%	0.37%	0.34%	0.35%
Allowance for credit losses on loans to nonaccrual loans	390.49%	364.42%	301.63%	326.40%	309.43%
Table 10 Nonperforming Assets (continued)

(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Accruing loans 30-89 days past due
Commercial and industrial	$1,071	$2,593	$7,740	$1,260	$1,212
Commercial real estate — owner occupied	—	5,628	1,156	1,634	2,209
Commercial and business lending	1,071	8,221	8,896	2,893	3,421
Commercial real estate — investor	14,190	1,042	2,463	36,391	10,746
Real estate construction	21	90	—	21	88
Commercial real estate lending	14,211	1,132	2,463	36,412	10,834
Total commercial	15,282	9,353	11,360	39,305	14,255
Residential mortgage	12,684	8,744	13,568	14,892	13,630
Auto finance	14,013	13,149	12,522	14,850	15,458
Home equity	4,265	4,338	3,606	4,625	3,146
Other consumer(b)	2,728	2,578	2,381	3,128	2,163
Total consumer	33,689	28,810	32,076	37,496	34,397
Total accruing loans 30-89 days past due	$48,971	$38,163	$43,435	$76,801	$48,651
(a) Primarily closed branches and other bank operated real estate facilities, pending disposition.
(b) Excluding guaranteed student loans.

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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for September 30, 2025 was the Moody's baseline scenario from August 2025, which was reviewed against the September 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates in the Corporation's 2024 Annual Report on Form 10-K for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at September 30, 2025 and December 31, 2024 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
(Dollars in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Allowance for loan losses
Balance at beginning of period	$363,545	$351,094	$376,515	$371,348	$363,545	$361,765	$355,844
Provision for loan losses	49,500	67,000	15,000	18,000	16,500	14,000	19,000
Charge offs	(47,317)	(62,645)	(15,254)	(18,348)	(13,714)	(13,770)	(15,337)
Recoveries	12,613	6,316	2,081	5,515	5,017	1,551	2,258
Net charge offs	(34,704)	(56,329)	(13,173)	(12,833)	(8,698)	(12,220)	(13,078)
Balance at end of period	$378,341	$361,765	$378,341	$376,515	$371,348	$363,545	$361,765
Allowance for unfunded commitments
Balance at beginning of period	38,776	34,776	35,276	35,276	38,776	35,776	33,776
Provision for unfunded commitments	(2,500)	1,000	1,000	—	(3,500)	3,000	2,000
Balance at end of period	$36,276	$35,776	$36,276	$35,276	$35,276	$38,776	$35,776
Allowance for credit losses on loans	$414,618	$397,541	$414,618	$411,791	$406,624	$402,322	$397,541
Provision for credit losses on loans	47,000	68,000	16,000	18,000	13,000	17,000	21,000
Net loan (charge offs) recoveries
Commercial and industrial	$(7,782)	$(42,963)	$(1,230)	$(1,826)	$(4,726)	$(2,406)	$(10,649)
Commercial real estate — owner occupied	—	4	—	—	—	—	—
Commercial and business lending	(7,782)	(42,959)	(1,230)	(1,826)	(4,726)	(2,406)	(10,649)
Commercial real estate — investor	(18,315)	(4,570)	(8,930)	(8,493)	(892)	(6,617)	(1)
Real estate construction	152	60	2	121	30	4	2
Commercial real estate lending	(18,163)	(4,509)	(8,928)	(8,372)	(863)	(6,612)	2
Total commercial	(25,945)	(47,469)	(10,158)	(10,198)	(5,589)	(9,018)	(10,647)
Residential mortgage	(335)	(510)	(231)	(302)	197	(239)	(160)
Auto finance	(3,713)	(4,855)	(1,505)	(689)	(1,519)	(1,782)	(1,281)
Home equity	582	873	56	237	289	277	424
Other consumer	(5,293)	(4,368)	(1,336)	(1,881)	(2,076)	(1,457)	(1,414)
Total consumer	(8,759)	(8,860)	(3,015)	(2,636)	(3,109)	(3,202)	(2,431)
Total net charge offs	$(34,704)	$(56,329)	$(13,173)	$(12,833)	$(8,698)	$(12,220)	$(13,078)
Ratios
Allowance for credit losses on loans to total loans			1.34%	1.35%	1.34%	1.35%	1.33%
Allowance for credit losses on loans to net charge offs(a)	8.9x	5.3x	7.9x	8.0x	11.5x	8.3x	7.6x
Loan evaluation method for ACLL
Individually evaluated for impairment			$4,518	$—	$6,092	$5,689	$7,498
Collectively evaluated for impairment			410,100	411,791	400,532	396,632	390,043
Total ACLL			$414,618	$411,791	$406,624	$402,322	$397,541
Loan balance
Individually evaluated for impairment			$19,282	$21,431	$46,065	$37,172	$41,938
Collectively evaluated for impairment			30,932,683	30,586,174	30,248,062	29,731,414	29,948,958
Total loan balance			$30,951,964	$30,607,605	$30,294,127	$29,768,586	$29,990,897
(a) This ratio is annualized.

Table 12 Annualized Net (Charge Offs) Recoveries to Average Loans

	YTD		Quarter Ended
(In basis points)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Net loan (charge offs) recoveries
Commercial and industrial	(9)	(58)	(4)	(7)	(18)	(9)	(43)
Commercial real estate — owner occupied	—	—	—	—	—	—	—
Commercial and business lending	(9)	(52)	(4)	(6)	(16)	(8)	(39)
Commercial real estate — investor	(45)	(12)	(67)	(61)	(7)	(51)	—
Real estate construction	1	—	—	3	1	—	—
Commercial real estate lending	(33)	(8)	(49)	(45)	(5)	(37)	—
Total commercial	(18)	(35)	(20)	(21)	(12)	(19)	(23)
Residential mortgage	(1)	(1)	(1)	(2)	1	(1)	(1)
Auto finance	(17)	(26)	(20)	(9)	(22)	(26)	(19)
Home equity	12	20	3	14	18	17	26
Other consumer	(229)	(223)	(173)	(244)	(268)	(208)	(216)
Total consumer	(11)	(10)	(11)	(10)	(11)	(11)	(8)
Total net charge offs	(15)	(25)	(17)	(17)	(12)	(16)	(18)
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total nonaccrual loans decreased $17.1 million, or 14%, from December 31, 2024, and decreased $22.3 million, or 17%, from September 30, 2024. The changes from both periods were primarily driven by decreases in commercial real estate - investor and commercial and business lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs decreased $21.6 million from September 30, 2024, primarily driven by a decrease within commercial and industrial lending, partially offset by an increase in commercial real estate - investor lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at September 30, 2025.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Sep 30, 2025		Jun 30, 2025		Mar 31, 2025(a)		Dec 31, 2024(a)		Sep 30, 2024(a)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,906,251	17%	$5,782,487	17%	$6,135,946	17%	$5,775,657	17%	$5,857,421	17%
Savings	5,380,574	15%	5,291,674	15%	5,247,291	15%	5,133,295	15%	5,072,508	15%
Interest-bearing demand	7,791,861	22%	7,490,772	22%	7,870,965	22%	7,994,475	23%	7,302,239	22%
Money market	5,785,871	17%	5,915,867	17%	6,141,275	17%	6,009,793	17%	5,831,637	17%
Network transaction deposits	2,013,964	6%	1,792,362	5%	1,882,930	5%	1,758,388	5%	1,566,908	5%
Brokered CDs	3,956,517	11%	4,072,048	12%	4,197,512	12%	4,276,309	12%	4,242,670	13%
Other time deposits	4,046,815	12%	3,802,356	11%	3,720,793	11%	3,700,518	11%	3,680,914	11%
Total deposits	$34,881,853	100%	$34,147,565	100%	$35,196,713	100%	$34,648,434	100%	$33,554,298	100%
Other customer funding(b)	64,570		75,440		85,950		100,044		110,988
Total deposits and other customer funding	$34,946,423		$34,223,005		$35,282,663		$34,748,478		$33,665,286
Less: Total network transaction deposits and brokered CDs	5,970,481		5,864,410		6,080,442		6,034,697		5,809,578
Net deposits and other customer funding	$28,975,941		$28,358,595		$29,202,221		$28,713,780		$27,855,707
Time deposits of more than $250,000	832,718		775,107		767,974		757,675		742,734
(a) Periods have been adjusted to conform with current period presentation.
(b) Includes repurchase agreements.

•Total deposits, which are the Corporation's largest source of funds, increased $233.4 million, or 1% from December 31, 2024, and increased $1.3 billion, or 4%, from September 30, 2024. The increase from December 31, 2024, was primarily driven by increases in other time deposits, network transaction deposits, savings, and noninterest bearing demand deposits, offset by decreases in brokered CDs, money market and interest-bearing demand deposits, while the increase from September 30, 2024 was driven by increases in all deposit categories except brokered CD's and money market deposits.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 24.9% of total deposits at September 30, 2025, compared to 23.0% at December 31, 2024 and 22.3% at September 30, 2024.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percentage of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2025, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of September 30, 2025, the Bank had $5.9 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2025, the Bank had $5.7 billion available for discount window borrowings.
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

The following table presents secured and total available liquidity sources, estimated uninsured and uncollateralized deposits (excluding intercompany deposits), and coverage of estimated uninsured and uncollateralized deposits:
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

(Dollars in thousands)	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Federal Reserve Bank balance	$799,991	$735,876	$705,696	$451,298	$405,776
Available FHLB Chicago capacity	5,943,747	5,026,154	6,362,599	7,097,420	6,164,539
Available Federal Reserve Bank discount window capacity	5,725,892	5,441,186	3,308,303	2,778,294	2,981,211
Funding available within one business day(a)	12,469,630	11,203,216	10,376,598	10,327,012	9,551,527
Available federal funds lines	1,419,000	1,729,000	1,284,000	1,164,000	1,401,000
Available brokered deposits capacity(b)	697,898	734,649	414,199	418,198	520,809
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$15,586,528	$14,666,865	$13,074,797	$12,909,210	$12,473,336
Uninsured and uncollateralized deposits	$8,697,563	$8,469,167	$9,170,483	$7,954,259	$7,492,684
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	143%	132%	113%	130%	127%
Coverage ratio of uninsured and uncollateralized deposits with total funding	179%	173%	143%	162%	166%
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
Credit ratings impact the Corporation's ability to issue debt securities and the cost to borrow money. Adverse changes in credit ratings impact not only the ability to raise funds in the capital markets but also the cost of these funds. For additional information regarding risks related to adverse changes in our credit ratings, see Part I, Item 1A, Risk Factors in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.
For the nine months ended September 30, 2025, net cash provided by operating and financing activities was $397.6 million and $1.1 billion, respectively, while net cash used in investing activities was $1.2 billion, for a net increase in cash and cash equivalents of $273.2 million since year-end 2024. At September 30, 2025, assets of $44.5 billion increased $1.4 billion, or 3%, from year-end 2024. On the funding side, deposits of $34.9 billion increased $233.4 million, or 1% from year-end 2024, short-term funding decreased $70.7 million, or 15%, FHLB advances increased $1.4 billion or 74%, and other long-term funding decreased $243.6 million, or 29%.
For the nine months ended September 30, 2024, net cash provided by operating and financing activities was $373.1 million and $843.1 million, respectively, while net cash used in investing activities was 1.2 billion, for a net increase in cash and cash equivalents of 43.2 million since year-end 2023. At September 30, 2024, assets of 42.2 billion increased $1.2 billion, or 3%, from year-end 2023. On the funding side, deposits of 33.6 billion increased $108.2 million, or 0%, from year-end 2023, short-term funding increased $590.2 million, or 181%, and FHLB advances increased $26.9 million, or 1%.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at September 30, 2025.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first nine months of 2025.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Sep 30, 2025		Dec 31, 2024
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.1%	0.5%	1.0%	0.7%
200 bp increase in interest rates	2.1%	1.0%	2.0%	1.3%
100 bp decrease in interest rates	(0.5)%	—%	(0.5)%	(0.2)%
200 bp decrease in interest rates	(1.4)%	(0.5)%	(1.3)%	(0.8)%
At September 30, 2025, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Sep 30, 2025	Dec 31, 2024
Instantaneous Rate Change
100 bp increase in interest rates	(5.6)%	(9.1)%
200 bp increase in interest rates	(12.7)%	(18.5)%
100 bp decrease in interest rates	2.9%	7.1%
200 bp decrease in interest rates	2.3%	12.6%
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at September 30, 2025, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

( in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits		$7,912,192	$79,498	$11,636	$5	$8,003,332
Short-term funding	8	399,665	—	—	—	399,665
FHLB advances	8	3,011,555	204,016	4,583	525	3,220,679
Other long-term funding	8	90	138	298,279	295,567	594,074
Operating leases		5,222	9,774	6,855	17,995	39,846
Total		$11,328,725	$293,425	$321,353	$314,092	$12,257,595
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At September 30, 2025, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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

Table 18 Capital Ratios

	YTD		Quarter Ended
(Dollars in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Risk-based capital(a)
CET1(b)			$3,584,712	$3,493,316	$3,417,432	$3,396,836	$3,238,155
Tier 1 capital			3,778,824	3,687,428	3,611,544	3,590,948	3,432,267
Total capital			4,488,957	4,394,367	4,311,239	4,282,597	4,117,632
Total risk-weighted assets			34,688,358	34,241,408	33,800,823	33,950,173	33,326,479
Modified CECL transitional amount			—	—	—	22,425	22,425
CET1 capital ratio(b)			10.33%	10.20%	10.11%	10.01%	9.72%
Tier 1 capital ratio			10.89%	10.77%	10.68%	10.58%	10.30%
Total capital ratio			12.94%	12.83%	12.75%	12.61%	12.36%
Tier 1 leverage ratio			8.81%	8.72%	8.69%	8.73%	8.49%
Selected equity and performance ratios
Total stockholders’ equity / total assets			10.95%	10.87%	10.82%	10.70%	10.46%
Average stockholders' equity / average assets	10.91%	10.29%	10.95%	10.90%	10.86%	10.76%	10.46%
Tangible common equity / tangible assets (TCE Ratio)(c)			8.18%	8.06%	7.96%	7.82%	7.50%
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
(b) The Corporation is not classified as an advanced approaches holding company as defined by the Federal Reserve. As such, the Corporation has elected to be subject to the AOCI-related adjustments when calculating common equity tier 1 capital which allows the Corporation to opt-out of the requirement to include most components of AOCI in common equity tier 1 capital. This reflects that election.
(c) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2025.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
(Dollars in thousands)	Sep 30, 2025	Sep 30, 2024	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2024	Sep 30, 2024
Tangible common equity reconciliation
Common equity			$4,674,186	$4,586,669	$4,492,446	$4,411,450	$4,219,125
Less: Goodwill and other intangible assets, net			1,130,044	1,132,247	1,134,450	1,136,653	1,138,855
Tangible common equity for TBV / share and TCE Ratio			$3,544,142	$3,454,422	$3,357,996	$3,274,797	$3,080,269
Tangible assets reconciliation
Total assets			$44,455,863	$43,993,729	$43,309,136	$43,023,068	$42,210,815
Less: Goodwill and other intangible assets, net			1,130,044	1,132,247	1,134,450	1,136,653	1,138,855
Tangible assets for TCE Ratio			$43,325,819	$42,861,482	$42,174,686	$41,886,415	$41,071,960
Average tangible common equity reconciliation
Average common equity	$4,534,716	$4,032,375	$4,627,038	$4,538,549	$4,436,467	$4,334,230	$4,136,615
Less: Average goodwill and other intangible assets, net	1,133,517	1,142,331	1,131,385	1,133,627	1,135,584	1,137,826	1,140,060
Average tangible common equity for ROATCE	3,401,200	2,890,045	3,495,653	3,404,922	3,300,883	3,196,404	2,996,555
Average tangible assets reconciliation
Average total assets	$43,360,369	$41,086,156	$44,015,203	$43,420,063	$42,630,627	$42,071,562	$41,389,711
Less: Average goodwill and other intangible assets, net	1,133,517	1,142,331	1,131,385	1,133,627	1,135,584	1,137,826	1,140,060
Average tangible assets for return on average tangible assets	$42,226,853	$39,943,825	$42,883,818	$42,286,436	$41,495,043	$40,933,736	$40,249,651
Adjusted net income (loss) reconciliation
Net income (loss)	$337,648	$284,760	$124,732	$111,230	$101,687	$(161,615)	$88,018
Other intangible amortization, net of tax	4,956	4,956	1,652	1,652	1,652	1,652	1,652
Adjusted net income (loss) for return on average tangible assets	$342,604	$289,716	$126,384	$112,882	$103,339	$(159,963)	$89,670
Adjusted net income (loss) available to common equity reconciliation
Net income (loss) available to common equity	$329,023	$276,135	$121,857	$108,355	$98,812	$(164,490)	$85,143
Other intangible amortization, net of tax	4,956	4,956	1,652	1,652	1,652	1,652	1,652
Adjusted net income (loss) available to common equity for ROATCE	$333,979	$281,091	$123,509	$110,007	$100,464	$(162,838)	$86,795
Period end core customer deposits reconciliation
Total deposits			$34,881,853	$34,147,565	$35,196,713	$34,648,434	$33,554,298
Less: Network transaction deposits			2,013,964	1,792,362	1,882,930	1,758,388	1,566,908
Less: Brokered CDs			3,956,517	4,072,048	4,197,512	4,276,309	4,242,670
Core customer deposits			$28,911,371	$28,283,155	$29,116,271	$28,613,737	$27,744,719
Average core customer deposits reconciliation
Average total deposits	$34,580,383	$33,073,335	$34,705,887	$34,203,201	$34,833,464	$34,337,468	$33,320,825
Less: Average network transaction deposits	1,875,523	1,630,568	1,933,659	1,843,998	1,847,972	1,690,745	1,644,305
Less: Average brokered CDs	4,105,700	4,148,547	3,916,329	4,089,844	4,315,311	4,514,841	4,247,941
Average core customer deposits	$28,599,160	$27,294,220	$28,855,899	$28,269,359	$28,670,181	$28,131,882	$27,428,578
Total expense for efficiency ratios reconciliation(a)
Noninterest expense	$636,173	$594,115	$216,202	$209,352	$210,619	$224,282	$200,597
Less: Other intangible amortization	6,608	6,608	2,203	2,203	2,203	2,203	2,203
Total expense for fully tax-equivalent efficiency ratio	629,565	587,506	213,999	207,149	208,416	222,080	198,394
Less: FDIC special assessment	—	7,696	—	—	—	—	—
Less: Announced initiatives(b)	—	—	—	—	—	14,243	—
Total expense for adjusted efficiency ratio	$629,565	$579,810	$213,999	$207,149	$208,416	$207,836	$198,394
Total revenue for efficiency ratios reconciliation(a)
Net interest income	$891,163	$776,960	$305,222	$300,000	$285,941	$270,289	$262,509
Noninterest income (loss)	207,019	197,365	81,265	66,977	58,776	(206,772)	67,221
Less: Investment securities gains (losses), net	13	4,047	1	7	4	(148,194)	100
Fully tax-equivalent adjustment	12,705	11,239	4,222	4,228	4,254	3,680	3,723
Total revenue for fully tax-equivalent efficiency ratio	1,110,874	981,518	390,708	371,198	348,968	215,390	333,353
Less: Announced initiatives(b)	(6,976)	—	—	—	(6,976)	(130,406)	—
Total revenue for adjusted efficiency ratio	$1,117,850	$981,518	$390,708	$371,198	$355,943	$345,795	$333,353
(a) Periods prior to the quarter ended June 30, 2025 have been adjusted to conform with current period presentation.
(b) Announced initiatives include the loss on mortgage portfolio sale and loss on prepayment of FHLB advances as a result of balance sheet repositionings that the Corporation announced in the fourth quarter of 2024. The net loss on the sale of investments is already excluded from noninterest income within the efficiency ratio.

Sequential Quarter Results
The Corporation reported net income of $124.7 million for the third quarter of 2025, compared to a net income of $111.2 million for the second quarter of 2025. Net income available to common equity was $121.9 million for the third quarter of 2025, or $0.73 for both basic and diluted earnings per common share. Comparatively, the net income available to common equity for the second quarter of 2025 was $108.4 million, or $0.65 for both basic and diluted earnings per common share. The increase was primarily driven by organic growth in net interest income, increases in noninterest income through elevated activity in our capital markets syndications and swaps businesses. These increases were offset by increases in noninterest expense, primarily personnel due to variable compensation as a result of strong execution against our strategic plan and increased healthcare costs.
Fully tax-equivalent net interest income for the third quarter of 2025 was $309.4 million, $5.2 million, or 2%, higher than the second quarter of 2025. The net interest margin in the second and third quarter of 2025 was 3.04%. This was due to organic net interest income growth driven by continued growth in higher yielding loans in our commercial and industrial segment.
Average earning assets increased $487.6 million, or 1%, to $40.6 billion in the third quarter of 2025, primarily due to an increase in commercial and business lending given our strategic focus in that segment and taxable securities from continued investment for liquidity needs as the balance sheet continues to grow. Average loans increased $258.5 million, or 1%, due to an increase in commercial and business lending and auto finance loans, partially offset by a decrease in commercial real estate lending. On the funding side, average total interest-bearing deposits increased $354.9 million, or 1%, driven by an increase in savings, interest-bearing demands, and other time deposits, offset by decreases in brokered CDs and money market deposits.
The provision for credit losses was $16.0 million for the third quarter of 2025 and $18.0 million for the second quarter of 2025. This was due to nominal credit movement and general macroeconomic trends. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2025 was $81.3 million, up $14.3 million, or 21% from the second quarter of 2025. The increase was due to increases in net capital market income through elevated activity in our capital markets syndications and swaps businesses and net asset gains from deferred compensation valuation adjustments.
Noninterest expense for the third quarter of 2025 was $216.2 million, up $6.8 million, or 3%, from the second quarter of 2025, driven primarily by an increase in personnel due to variable compensation as a result of strong execution against our strategic plan and increased healthcare costs. Outside of personnel expense, there were slight increases in technology expense, business development and advertising expenses, netted against decreases in legal and professional fees, loan and foreclosure costs and other noninterest expense.
For the third quarter of 2025, the Corporation recognized income tax expense of $29.6 million, compared to an income tax expense of $28.4 million for the second quarter of 2025. The increase was driven by increased net income in the current quarter.
Comparable Quarter Results
The Corporation reported net income of $124.7 million for the third quarter of 2025, compared to net income of $88.0 million for the third quarter of 2024. Net income available to common equity was $121.9 million for the third quarter of 2025, or $0.73 for both basic and diluted earnings per common share. Comparatively, net income available to common equity for the third quarter of 2024 was $85.1 million, or $0.56 for both basic and diluted earnings per common share.
Fully tax-equivalent net interest income for the third quarter of 2025 was $309.4 million, $43.2 million, or 16%, higher than the third quarter of 2024. The net interest margin between the comparable quarters was up 26 bp, to 3.04% in the third quarter of 2025 from the third quarter of 2024. The increases in net interest income and net interest margin were primarily due to a mix shift in earning assets attributable to the balance sheet repositioning announced in the fourth quarter of 2024 and continued organic growth in higher yielding loans within the commercial and industrial segment.
Average earning assets increased $2.4 billion, or 6%, to $40.6 billion in the third quarter of 2025, driven by an increase in total loans and increases in total investments driven by reinvestment of additional proceeds from the common stock offering in the fourth quarter of 2024 and additional growth to keep pace with overall balance sheet growth for liquidity needs. Average loans increased $1.1 billion, or 4%,driven by increases in commercial and industrial, commercial real estate - investor and auto finance offset by a decrease in residential mortgage, which decreased due to the balance sheet repositioning announced in the fourth quarter of 2024. On the funding side, average interest-bearing deposits increased $1.2 billion, or 4%, from the third quarter of 2024, due to increases in all deposit categories except money market and brokered CDs which saw a slight contraction. Average short and long-term funding increased $804.9 million, or 25%, primarily driven by an increase in FHLB

Back to table of contents
advances, particularly short-term advances as the Corporation paid down the majority of its long-term FHLB advances as part of the balance sheet repositioning announced in the fourth quarter of 2024, partially offset by a decrease in other short-term funding due to the pay off of BTFP funding.
The provision for credit losses was $16.0 million for the third quarter of 2025, compared to a provision of $21.0 million for the third quarter of 2024. This was due to continued nominal credit movement in the portfolio and general macroeconomic conditions. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2025 was $81.3 million, up $14.0 million, or 21%, compared to the third quarter of 2024, primarily due to increases in net capital market income through elevated activity in our capital markets syndications and swaps businesses and net asset gains from deferred compensation valuation adjustments.
Noninterest expense for the third quarter of 2025 was $216.2 million, up $15.6 million, or 8%, from the third quarter of 2024, driven mainly by increases in personnel due to variable compensation as a result of strong execution against our strategic plan and increased healthcare costs offset by slight decreases in most other expenses.
The Corporation recognized income tax expense of $29.6 million for the third quarter of 2025, compared to income tax expense of $20.1 million for the third quarter of 2024, the increase was driven by higher net income in the current year.
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
Table 20 Selected Segment Financial Data

	Three Months Ended Sep 30,			Nine Months Ended Sep 30,
(Dollars in thousands)	2025	2024	% Change	2025	2024	% Change
Corporate and Commercial Specialty
Total revenue	$160,016	$151,408	6%	$457,396	$442,191	3%
Provision for credit losses	20,424	16,565	23%	59,806	47,602	26%
Noninterest expense	46,697	42,044	11%	137,653	127,859	8%
Income tax expense	17,835	17,255	3%	49,500	49,147	1%
Net income	75,060	75,544	(1)%	210,437	217,585	(3)%
Average earning assets	17,716,834	16,115,935	10%	17,409,553	16,092,726	8%
Average loans	17,695,432	16,103,510	10%	17,394,587	16,084,012	8%
Average deposits	7,121,719	6,834,268	4%	7,095,533	6,966,222	2%
Community, Consumer, and Business
Total revenue	$257,839	$260,090	(1)%	$759,086	$771,418	(2)%
Provision for credit losses	6,437	5,639	14%	18,871	18,939	—%
Noninterest expense	140,132	139,027	1%	411,502	403,013	2%
Income tax expense	23,367	24,239	(4)%	69,030	73,389	(6)%
Net income	87,903	91,185	(4)%	259,683	276,077	(6)%
Average earning assets	12,580,401	13,003,398	(3)%	12,587,872	12,897,084	(2)%
Average loans	12,576,991	12,999,988	(3)%	12,584,461	12,895,852	(2)%
Average deposits	21,470,102	20,436,898	5%	21,317,239	20,236,995	5%
Risk Management and Shared Services
Total revenue	$(31,368)	$(81,768)	(62)%	$(118,300)	$(239,284)	(51)%
Provision for credit losses	(10,861)	(1,213)	N/M	(31,678)	1,459	N/M
Noninterest expense	29,373	19,526	50%	87,018	63,245	38%
Income tax benefit	(11,648)	(21,370)	(45)%	(41,168)	(95,085)	(57)%
Net loss	(38,231)	(78,711)	(51)%	(132,472)	(208,902)	(37)%
Average earning assets	10,265,029	9,071,183	13%	9,980,565	8,939,209	12%
Average loans	478,037	530,589	(10)%	474,442	548,082	(13)%
Average deposits	6,114,066	6,049,659	1%	6,167,611	5,870,118	5%
N//M = Not meaningful

Notable Changes in Segment Financial Data
Corporate and Commercial Specialty
•Average earning assets and average loans both increased $1.3 billion from the nine months ended September 30, 2024, primarily driven by growth in commercial and business lending.
•Provision for credit losses increased $12.2 million from nine months ended September 30, 2024, due to increased commercial loan balances coupled with general macroeconomic trends.
Community, Consumer, and Business
•Average earning assets and average loans decreased by $309.2 million and $311.4 million, respectively, from the nine months ended September 30, 2024, primarily driven by a decrease in residential mortgage loans due to the balance sheet restructuring announced in the fourth quarter of 2024 offset by increases in home equity and other consumer loans.
•Average deposits increased $1.1 billion from the nine months ended September 30, 2024, primarily driven by increases in all deposit types except for noninterest-bearing demand deposits.
Risk Management and Shared Services
•Total revenue increased $121.0 million from the nine months ended September 30, 2024, primarily driven by organic net interest income growth primarily due to the investment portfolio actions taken as part of the balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense increased $23.8 million from the nine months ended September 30, 2024, primarily caused by increases in personnel expense due to higher variable compensation and healthcare costs as well as OREO write downs in 2025 offset by lower indirect expenses allocated to the segment.
•Income tax benefit decreased $53.9 million from the nine months ended September 30, 2024, due to the strategic reallocation of the investment portfolio and the adaptation of a legal entity rationalization plan that resulted in the recognition of significant deferred tax benefits in 2024 and a lower net loss before taxes in the current year.
•Average earning assets increased $1.0 billion from the nine months ended September 30, 2024, driven by higher balances of investment securities in the portfolio due to the investment of a portion of the proceeds from the common stock offering in the fourth quarter of 2024 along with organic investment of additional available funds.
•Average loans decreased $73.6 million from the nine months ended September 30, 2024, attributable to lower balances in all loan categories.
•Average deposits increased $297.5 million from the nine months ended September 30, 2024, driven by increases in all deposit types.
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
Recent Developments
On October 28, 2025, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.24 per common share, payable on December 15, 2025, to shareholders of record at the close of business on December 1, 2025.
The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Perpetual Preferred Stock, Series E, payable on December 15, 2025 to the shareholders of record at the close of business on December 1, 2025.

The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Perpetual Preferred Stock, Series F, payable on December 15, 2025 to the shareholders of record at the close of business on December 1, 2025.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 2 under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 4.	Controls and Procedures
The Corporation maintains disclosure controls and procedures as required under Rule 13a-15 promulgated under the Securities Exchange Act that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of September 30, 2025, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2025.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
During the third quarter of 2025, the Corporation repurchased common stock, of which all were related to tax withholding on equity compensation. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2025 - July 31, 2025	4,605	$25.82	—
August 1, 2025 - August 31, 2025	3,352	24.74	—
September 1, 2025 - September 30, 2025	5,979	24.13	—
Total	13,936	$24.83	—	1,519,429
(a) As all of the repurchased shares were for minimum tax withholding settlements on equity compensation, these purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2021 authorization.
(b) At September 30, 2025, there remained $39.1 million authorized to be repurchased under the Board of Directors' 2021 $100.0 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on September 30, 2025.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended September 30, 2025, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: October 28, 2025	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: October 28, 2025	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: October 28, 2025	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer