Form 10-K
period 2025-12-31
ASSOCIATED BANC-CORP
filed 2026-02-12
CIK 7789

“

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes  ☐        No  ☑
As of June 30, 2025, (the last business day of the registrant’s most recently completed second fiscal quarter) the aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,998,795,954. This excludes $44,543,831 of market value representing the outstanding shares of the registrant owned by all directors and officers who may be deemed affiliates. This includes $61,551,067 of market value representing 1.52% of the outstanding shares of the registrant held in a fiduciary capacity by the trust company subsidiary of the registrant.
As of January 30, 2026, 165,975,086 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2026 are incorporated by reference in this Form 10-K into Part III.

Auditor Name:    KPMG LLP            Auditor Location:    Chicago, Illinois            Auditor Firm ID:    185

ASSOCIATED BANC-CORP
2025 Form 10-K Table of Contents

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

2020 Plan	2020 Incentive Compensation Plan
2025 Plan	2025 Equity Incentive Plan
ABL	Asset-Based Lending
ACL	Allowance for Credit Losses on Loans and Investments
ACLL	Allowance for Credit Losses on Loans
ADC	Acquisition, Development, or Construction
AFS	Available for Sale
AI	Artificial Intelligence
ALCO	Asset/Liability Committee
AML	Anti-Money Laundering
American National	American National Corporation
Associated / Corporation / our / us / we	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
Associated Bank / the Bank	Associated Bank, National Association
ASU	Accounting Standards Update
ATM	Automated Teller Machine
ATR	Ability-to-Repay
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
BHC Act	Bank Holding Company Act of 1956, as amended
BMA	Bank Merger Act
bp	basis point(s)
BSA	Bank Secrecy Act
BTFP	Bank Term Funding Program
CAMELS	Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity
CAN-SPAM Act	Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003
CCPA	California Consumer Privacy Act of 2018
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CFT	Countering the Financing of Terrorism
CIO	Chief Information Officer
CISO	Chief Information Security Officer
CMO	Collateralized Mortgage Obligation
CPRA	California Privacy Rights Act
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
CRO	Chief Risk Officer
CRG	Colleague Resource Group
DEI	Diversity, Equity and Inclusion

DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	Department of Justice
DOL	Department of Labor
DTAs	Deferred Tax Assets
DTI	Debt-to-Income
EAR	Earnings at Risk
ECOA	Equal Credit Opportunity Act
Economic Growth Act	Economic Growth, Regulatory Relief, and Consumer Protection Act
EFTA	Electronic Funds Transfer Act
ERC	Enterprise Risk Committee of the Corporation's Board of Directors
ESG	Environmental, Social, and Governance
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FCRA	Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act
FDI Act	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
FDICIA	Federal Deposit Insurance Corporation Improvement Act
Federal Reserve	Board of Governors of the Federal Reserve System
Fitch	Fitch Ratings
FFELP	Federal Family Education Loan Program
FFIEC	Federal Financial Institutions Examination Council
FHFA	Federal Housing Finance Agency
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO Score	Fair Isaac Corporation score
FinCEN	Financial Crimes Enforcement Network
FINRA	Financial Industry Regulatory Authority
FNMA	Federal National Mortgage Association
FOMC	Federal Open Market Committee
FTC	Federal Trade Commission
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GHG	Greenhouse Gas
GLBA	Gramm-Leach-Bliley Act of 1999
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
HVCRE	High Volatility Commercial Real Estate
IDI	Insured Depository Institution
LLC	Limited Liability Company
LMI	Low- to Moderate-Income
LOCOM	Lower of Cost or Market
LTV	Loan-to-Value
MBS	Mortgage-Backed Securities
Moody's	Moody's Investors Service
MSAs	Mortgage Servicing Assets
MSRs	Mortgage Servicing Rights

MVE	Market Value of Equity
NAICS	North American Industry Classification System
NDAA	National Defense Authorization Act
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
NSF	Non-sufficient funds
NYSE	New York Stock Exchange
OCC	Office of the Comptroller of the Currency
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
Patriot Act	Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
PCD	Purchased Credit Deteriorated
PCI-DSS	Payment Card Industry Data Security Standard
QMs	Qualified Mortgages
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
REIT	Real Estate Investment Trust
Repurchase Agreements	Securities sold under agreements to repurchase
RESPA	Real Estate Settlement Procedures Act
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
S&P	Standard & Poor's
SAR	Suspicious Activity Report
SBA	Small Business Administration
SBNY	Signature Bank
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SMS	Short Message Service
SOFR	Secured Overnight Finance Rate
SVB	Silicon Valley Bank
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
TCPA	Telephone Consumer Protection Act
TDR	Troubled Debt Restructuring
TILA	Truth in Lending Act

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
•Risk relating to Associated's previously announced proposed acquisition of American National, including delays in or failure to complete the proposed transaction, or to realize its anticipated net benefits.
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
Credit Risks

·	Changes and instability in economic conditions, geopolitical matters and financial markets could adversely impact our business, results of operations and financial condition.
·	Changes in U.S. trade policies may adversely impact our business, financial condition, and results of operations.
·	Our allowance for credit losses on loans may be insufficient.
·	We are subject to lending concentration risks.
·	CRE lending may expose us to increased lending risks.
·	We depend on the accuracy and completeness of information in connection with our customers and counterparties.
·	Lack of system integrity or credit quality related to funds settlement could result in a financial loss.
·	We are subject to environmental liability risk associated with lending activities.
Liquidity and Interest Rate Risks

·	Impairment of our access to liquidity could affect our ability to meet our obligations.
·	The proportion of our uninsured deposits may expose the Bank to enhanced liquidity risk in times of financial distress.
·	Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.
·	We are subject to interest rate risk.
·	The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
·	Changes in interest rates could reduce the value of our investment securities holdings.
·	Changes in interest rates could reduce the value of our residential mortgage-related securities and MSRs.
1

·	We rely on dividends from our subsidiaries for most of our cash flow.
Operational Risks

·	We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.
·	Unauthorized disclosure of sensitive or confidential client or customer information could severely harm our business.
·	Information security risks for financial institutions like us continue to increase because of various factors.
·	The integration of core systems and processes after acquisitions may create elevated risk of cyber incidents.
·	Any failures or disruptions to our third parties’ communications and information systems and networks could materially and adversely affect our business.
·	Failure to meet industry standards regarding credit card-related services may significantly impact our ability to offer these services.
·	Compliance with the evolving laws related to the handling of information about individuals involves significant expenditure and resources, and any failure to comply may result in significant liability, negative publicity, and/or an erosion of trust.
·	The use of AI in connection with our business and operations contains inherent risks that may expose us to material harm and any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.
·	We are dependent upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure.
·	The potential for business interruption exists throughout our organization.
·	Changes in the federal, state, or local tax laws may negatively impact our financial performance.
·	Impairment of investment securities, goodwill, other intangible assets, or DTAs could require charges to earnings, which could result in a negative impact on our results of operations.
·	Failure to appropriately administer or manage our investment management and asset servicing businesses properly could put the related earnings at risk.
·	Climate-related risks could adversely affect our business and performance.
·	Severe weather, natural disasters, public health issues, civil unrest, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
Strategic and External Risks

·	Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
·	Our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
·	We operate in a highly competitive industry and market area.
·	Fiscal challenges facing the U.S. government could negatively impact financial markets which in turn could have an adverse effect on our financial position or results of operations.
·	Consumers may decide not to use banks to complete their financial transactions.
·	Our profitability depends significantly on economic conditions in the states within which we do business.
·	The earnings of financial services companies are significantly affected by general business and economic conditions.
·	New lines of business or new products and services may subject us to additional risk.
·	Failure to keep pace with technological change could adversely affect our business.
·	We may be adversely affected by risks associated with potential and completed acquisitions.
·	Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.
·	We may not be able to successfully integrate American National or to realize the anticipated benefits of the acquisition.
Legal, Regulatory, Compliance and Reputational Risks

·	We are subject to extensive government regulation and supervision.
·	The Bank faces risks related to the adoption of future legislation and potential changes in federal regulatory agencies.
·	Non-compliance with the USA PATRIOT Act, BSA or other laws and regulations could result in fines or sanctions.
·	The failures of several banks in 2023 resulted in agency rulemaking activities and changes in agency policies and priorities that have subjected certain financial institutions to enhanced government regulation and supervision.
·	Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business.

·	Compliance with CFPB initiatives may impact the business operations for offering consumer financial products or services.
·	The Bank is periodically examined for mortgage-related issues.
·	We may experience unanticipated losses as a result of residential mortgage loan repurchase or reimbursement obligations under agreements with secondary market purchasers.
·	Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and may become subject to increased supervisory scrutiny.
·	We are subject to examinations and challenges by tax authorities.
·	We are subject to claims and litigation pertaining to fiduciary responsibility.
·	We may be a defendant in a variety of litigation and other actions.
·	Negative publicity could damage our reputation.
·	Ethics or conflict of interest issues could damage our reputation.
Risks Related to an Investment in Our Securities

·	The price of our securities can be volatile.
·	There may be future sales or other dilution of our equity, which may adversely affect the market price of our securities.
·	We may reduce or eliminate dividends on our common stock.
·	Common stock is equity and is subordinate to our existing and future indebtedness and preferred stock and effectively subordinated to all the indebtedness and other non-common equity claims against our subsidiaries.
·	Our articles of incorporation, bylaws, and certain banking laws may have an anti-takeover effect.
·	An investment in our common stock is not an insured deposit.
General Risk Factors

·	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results.
·	Our internal controls may be ineffective.
·	We may not be able to attract and retain skilled people.
·	Loss of key colleagues may disrupt relationships with certain customers.
PART I

ITEM 1.	Business
General
Associated Banc-Corp is a bank holding company registered pursuant to the BHC Act. Our bank subsidiary, Associated Bank, traces its history back to the founding of the Bank of Neenah in 1861. We were incorporated in Wisconsin in 1964 and were inactive until 1969 when permission was received from the Federal Reserve to acquire three banks. At December 31, 2025, we owned one nationally chartered commercial bank headquartered in Green Bay, Wisconsin, which serves local communities across the upper Midwest, one nationally chartered trust company headquartered in Milwaukee, Wisconsin, and 12 limited purpose banking and nonbanking subsidiaries either located in or conducting business primarily in our four-state branch footprint (Wisconsin, Illinois, Minnesota, and Missouri) that are closely related or incidental to the business of banking or financial in nature. Measured by total assets reported at December 31, 2025, we are the largest bank holding company headquartered in Wisconsin.
Services
Through Associated Bank and various nonbanking subsidiaries, we provide a broad array of banking and nonbanking products and services to individuals and businesses through 184 banking branches as of December 31, 2025, serving more than 100 communities, primarily within our four-state branch footprint. Our business is primarily relationship-driven and is organized into three reportable segments: Corporate and Commercial Specialty; Community, Consumer, and Business; and Risk Management and Shared Services.
See Note 20 Segment Reporting of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information concerning our reportable segments.
We are not dependent upon a single or a few customers, the loss of which would have a material adverse effect on us.

Human Capital Matters
We are very fortunate to have a team of approximately 4,000 colleagues at December 31, 2025 who are capable, determined and empowered to drive our company forward. None of our colleagues are represented by unions.
We believe attracting and retaining talent in a highly competitive candidate market fuels our ability to serve our customers and support our communities. We are focused on sourcing talent from all backgrounds through engagement with workforce development programs, partnerships with various organizations, and active campus recruitment. As a result, we were able to hire 675 external candidates in 2025. At the same time, in 2025, we had low voluntary turnover of 12% while 21% of colleagues advanced their careers at the Corporation through nearly 853 internal promotions or lateral moves. At December 31, 2025, the average tenure of our workforce was 8.8 years while the average tenure of our executive leadership team was 11.0 years.
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
•During 2025, we completed over 280 individual career coaching sessions and offered nearly 70 hours of training to assist colleagues in creating meaningful performance and development objectives.
By strengthening our workforce and providing opportunities for colleagues to apply their talent and grow as professionals, we strive to foster pride in working for Associated and to be recognized as the employer of choice among Midwestern financial services firms.
Colleague engagement is a focus for our company. During 2025, 90% of our colleagues provided feedback through an annual workplace survey conducted by a third-party on key topics related to the overall health and culture of the organization. The survey respondent percentage is well above the average response rate for commercial banks. For the ninth year in a row, we received more than 8,000 colleague comments, including 9,500 in 2025, which we believe demonstrates that colleagues are interested in, and comfortable with, sharing candid feedback.
We are pleased to support total health and well-being through a variety of benefits, programs, activities, and educational opportunities throughout the year. Our dedicated Total Well-being team provides free and confidential health coaching while a 24/7/365 Employee Assistance Program (EAP) provides access to complimentary counseling services, financial coaching, and a variety of additional resources to support the unique needs of our colleagues and their families (e.g. elder, adult, child, family support and legal services). Additionally, our comprehensive Total Well-being platform provides all colleagues with an opportunity to earn incentives throughout the year for participating in activities, challenges, and educational opportunities. As of December 31, 2025:
•Nearly 2,700 colleagues and spouses participated in an annual wellness visit with a primary care provider.
•Nearly 1,884 colleagues received a well-being reimbursement for the purchase of items such as gym memberships, home fitness equipment, and/or fitness tracking devices. The total value for well-being reimbursements was over $340,000.
•Over 1,454 colleagues earned incentives through our Total Well-being program totaling over $180,000.
We regularly review our Total Rewards programs so that we are offering a total rewards package (including salary, incentives, benefits, and well-being opportunities) that we believe is fair, equitable, and competitive in our marketplace.
We believe our success begins and ends with people. For this reason, fostering a culture where people feel valued, respected, and comfortable sharing ideas and perspectives is a core focus of the Corporation. Our culture is anchored in the belief that we are better together, and great ideas can come from anywhere in the Corporation.
We are committed to nurturing an inclusive culture that is centered around providing equal opportunity to our colleagues (regardless of background), responding to community and customer needs, and producing exceptional value for our shareholders. Business lines are focused on fostering a culture of belonging and inclusion among our colleagues in support of equal opportunity. Our efforts are supported by the work of our seven CRGs. These groups, which are open to all employees, are centered on development, colleague growth, and community involvement. Our CRG members contribute to discussions around workforce development, workplace culture, policies and programs, and marketplace practices.
•During 2025, CRGs hosted more than 100 events that focused on support of our business strategy, professional development, talent recruitment, and community involvement.
Our commitment to our communities goes beyond providing banking services. We use our expertise and financial resources to support communities in accordance with the CRA requirements. These initiatives and investments create opportunities for individuals, families, and businesses to fully participate in and share the rewards of building economic stability in our communities.
Competition
The financial services industry is highly competitive. We compete for loans, deposits, and financial services in all of our principal markets. We compete directly with other bank and nonbank institutions located within our markets, internet-based banks, out-of-market banks and bank holding companies that advertise or otherwise serve our markets, money market funds and other mutual funds, brokerage houses, and various other financial institutions. Additionally, we compete with insurance companies, leasing companies, regulated small loan companies, credit unions, governmental agencies, and commercial entities offering financial services products, including nonbank lenders and financial technology companies, including those related to cryptocurrencies (including stablecoins). Competition involves, among other things, efforts to retain current customers and to obtain new loans and deposits, the scope and types of services offered, interest rates paid on deposits and charged on loans, as well as other aspects of banking. We also face direct competition from subsidiaries of bank holding companies that have far greater assets and resources than ours.
Strategic Transactions
On November 30, 2025, the Corporation entered into a definitive agreement under which American National will merge into Associated Banc-Corp. Under the terms of the merger agreement, American National shareholders will receive 36.250 shares of Associated stock for each share of American National stock. The all-stock, fixed exchange ratio transaction is valued at approximately $604 million based on Associated's closing stock price of $26.29 as of November 28, 2025. The Board of Directors of both Associated and American National have unanimously approved the transaction. American National's two primary shareholders, who together own 99% of American National, have voted to approve the transaction and have entered into transfer, voting and registration rights agreements. The transaction is expected to close in the second quarter of 2026 subject to customary closing conditions including the receipt of regulatory approvals.
Supervision and Regulation
Overview
The Corporation and its banking and nonbanking subsidiaries are subject to extensive regulation and oversight both at the federal and state levels. The second Trump Administration has implemented significantly different policies from the Biden Administration, including new proposed regulations and rescissions or withdrawals of previous guidance, and sharply reduced the workforce at the federal banking agencies. The cumulative impact of these changes, and whether they will last over time, is unclear. The following is an overview of the statutory and regulatory framework that affects the business of the Corporation and our subsidiaries.
BHC Act Requirements
As a registered bank holding company under the BHC Act, we are regulated, supervised, and examined by the Federal Reserve. In connection with applicable requirements, bank holding companies file periodic reports and other information with the Federal Reserve. The BHC Act governs the activities that are permissible for bank holding companies and their affiliates and permits the Federal Reserve, in certain circumstances, to issue cease and desist orders and other enforcement actions against bank holding companies and their nonbanking affiliates to correct and curtail unsafe or unsound banking practices. Under the Dodd-Frank Act and longstanding Federal Reserve policy, bank holding companies are required to act as a source of financial strength to each of their banking subsidiaries pursuant to which such holding company may be required to commit financial resources to support such subsidiaries in circumstances when, absent such requirements, they might not otherwise do so. The BHC Act further regulates holding company activities, including requirements and limitations relating to capital, transactions with officers, directors and affiliates, securities issuances, dividend payments, inter-affiliate liabilities, extensions of credit, and expansion through mergers and acquisitions.

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
Regulation of Associated Bank and Trust Company Subsidiaries
Associated Bank and our nationally-chartered trust company subsidiary are regulated, supervised and examined by the OCC. The OCC has primary supervisory and regulatory authority over the operations of Associated Bank and the Corporation's trust company subsidiary. As part of this authority, Associated Bank and our trust company subsidiary are required to file periodic reports with the OCC and are subject to regulation, supervision and examination by the OCC. To support its supervisory function, the OCC has the authority to assess and charge fees on all national banks according to a set fee schedule. For the assessment collection on September 30, 2025, the OCC reduced the marginal rates in the general assessment fee schedule for banks with assets above $40 billion, such as Associated Bank, by 22 percent. On December 1, 2025, the OCC announced that it is maintaining the assessment rates adopted on September 30, 2025, for the 2026 calendar year.
Associated Bank, our only subsidiary that accepts insured deposits, is also subject to examination by the FDIC under certain conditions. Under the Dodd-Frank Act, the FDIC has backup enforcement authority over a depository institution holding company, such as the Parent Company, if the conduct or threatened conduct of such holding company poses a risk to the DIF, although such authority may not be used if the holding company is generally in sound condition and does not pose a foreseeable and material risk to the DIF.
We are subject to the enforcement and rule-making authority of the CFPB regarding consumer financial products. The CFPB has the authority to create and enforce consumer protection rules and regulations and has the power to examine us for compliance with such rules and regulations. The CFPB has the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets. For additional information, please refer to Item 1— Business — Supervision and Regulation — Consumer Financial Services Regulations.
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
Corporate and Risk Governance
Corporate and risk governance oversight is a core supervisory function of the federal banking agencies, including the OCC. We are required, as a supervisory matter, to implement an effective corporate and risk governance framework commensurate with our size, complexity and risk profile. Fundamental components of this framework include the authorities and responsibilities of directors and senior managers to govern the operations and structure of the Corporation and the Bank, as well as the implementation and management of systems and processes designed to identify, measure, monitor and control the risks to the organization, including strategic, compliance and operational risks.
National banks with at least $50 billion in total assets are currently subject to heightened standards for, among other things, the implementation of risk governance frameworks addressing credit risk, interest rate risk, liquidity risk, price risk, operational risk, compliance risk, strategic risk, and reputation risks.
The heightened standards require those national banks to establish and adhere to a written governance framework in order to manage and control their risk-taking activities and to incorporate their risk appetite statement and concentration risk limits into capital and liquidity stress. On December 23, 2025, the OCC issued a notice of proposed rulemaking that would increase the threshold at which the heightened standards apply from $50 billion to $700 billion in total assets. The Bank is not presently subject to the OCC's heightened standards but, if our proposed acquisition of American National closes and causes the Bank's average total consolidated assets to exceed $50 billion, would become subject to the OCC's heightened standards until the OCC's proposal to increase the threshold becomes effective.

Further, the federal banking agencies have in previous years increased their focus on banks’ third-party risk management controls and practices. The federal banking agencies, including the OCC, adopted interagency guidance on risk management of third-party relationships. The guidance applies broadly to any business agreement between a banking organization and another entity, by contract or otherwise (including affiliated entities), and it requires banking organizations to analyze the risks associated with each third-party relationship and establish effective governance and risk management processes for all stages of a third-party relationship, including planning, due diligence and third-party selection, contract negotiation, ongoing monitoring, and termination.
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
The standards by which bank and financial institution acquisitions are evaluated may be subject to change. In September 2024, the OCC adopted a final rule and policy statement regarding its review of BMA applications for OCC-supervised institutions, including the Bank. In May 2025, the OCC adopted a final rule that restored the ability for BMA applicants to file a streamlined application form for certain types of acquisitions and the expedited review process for BMA applications, which had been removed by the 2024 final rule, and rescinded the 2024 policy statement. The FDIC similarly adopted a final statement of policy in September 2024 but rescinded the 2024 statement of policy in May 2025. Concurrent with the FDIC and OCC issuances of revised policy statements in 2024, the DOJ withdrew from its 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which are not industry specific, as well as under a separate, recently adopted bank merger addendum. Unlike the FDIC and OCC, the DOJ has not reinstated the guidance that was in effect prior to 2024.
Banking Subsidiary Dividends
The Parent Company is a legal entity separate and distinct from the Bank and other nonbanking subsidiaries. A substantial portion of our cash flow comes from dividends paid to us by Associated Bank. The OCC’s prior approval of the payment of dividends by Associated Bank to the Parent Company is required only if the total of all dividends declared by the Bank in any calendar year exceeds the sum of the Bank’s retained net income for that year and its retained net income for the preceding two calendar years, less any required transfers to surplus. Federal law prohibits national banks from paying dividends that would be greater than the bank’s undivided profits after deducting statutory bad debt in excess of the bank’s allowance for loan losses. In addition, under the FDICIA, an IDI, such as the Bank, is prohibited from making capital distributions, including the payment of dividends, if, after making such distribution, the institution would become “undercapitalized” as such term is used in the FDICIA.
Holding Company Dividends
In addition, the Corporation and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. Under the Dodd-Frank Act and the requirements of the Federal Reserve, the Parent Company, as a bank holding company, is required to serve as a source of financial strength to the Bank and to commit resources to support the Bank. Consistent with its source of strength policy, the Federal Reserve has stated that, as a matter of prudent banking, a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries, or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. The appropriate federal regulatory authorities have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only out of current operating earnings.
Capital Requirements
We are subject to various regulatory capital requirements both at the Parent Company and at the Bank level administered by the Federal Reserve and the OCC, respectively. Failure to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our financial condition and results of operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action (described below), we must meet specific capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting policies. Our capital amounts and classification are subject to judgments by the regulators regarding qualitative components, risk weightings, and other factors.
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
The federal banking agencies have provided certain forms of relief to banking organizations that are not subject to the capital regulation's advanced approaches, such as the Corporation. For instance, non-advanced approaches institutions are subject to simpler regulatory capital requirements for MSAs, certain DTAs arising from temporary differences, investments in the capital of unconsolidated financial institutions, and requirements for the amount of capital issued by a consolidated subsidiary of a banking organization and held by third parties (sometimes referred to as a minority interest) that is includable in regulatory capital.
Such institutions may deduct from CET1 capital any amount of MSAs, temporary difference DTAs, and investments in the capital of unconsolidated financial institutions that individually exceeds 25 percent of CET1 capital.
On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017. In light of the adverse reaction to the proposal, the Federal Reserve announced that it would publish a re-proposal of its regulations finalizing the Basel III standards. That re-proposal is expected in early 2026. The extent to which the re-proposal would impact institutions of the Corporation's size is unknown since the original proposal applied to bank holding companies of $100 billion or more.
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
Current Expected Credit Loss Treatment

Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and HTM securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The federal banking regulators have issued final rules providing financial institutions with the option to delay the estimated impact on regulatory capital stemming from the CECL model. As permitted under applicable regulations, the Corporation elected to delay the estimated impact of adopting CECL on its regulatory capital through December 31, 2021 and then phase in the estimated cumulative impact from January 1, 2022 through December 31, 2024. The deferral impacts began to phase in at 25% per year from January 1, 2022, were phased-in at 75% from January 1, 2024 and were fully phased-in from January 1, 2025.
Capital Planning and Stress Testing Requirements
As a result of the Economic Growth Act and related OCC rulemaking, the asset threshold for IDIs to conduct and report to their primary federal bank regulators company-run stress tests, as well as to comply with leverage limits, liquidity requirements, and resolution planning requirements, was raised from $10 billion to $250 billion in total consolidated assets and the Bank is no longer subject to Dodd-Frank Act stress testing requirements. The Economic Growth Act provided that bank holding companies under $100 billion in assets were no longer subject to stress testing requirements. Moreover, Section 214 of the Economic Growth Act and its implementing regulation prohibit the federal banking agencies from requiring the Bank to assign a heightened risk weight to certain HVCRE ADC loans as previously required under the Basel III capital rules. Notwithstanding these regulatory amendments, the federal banking agencies indicated through interagency guidance that the capital planning and risk management practices of institutions with total assets less than $100 billion would continue to be reviewed through the regular supervisory process. Although the Corporation will continue to monitor and stress test its capital consistent with the safety and soundness expectations of the federal regulators, the Corporation no longer publishes stress testing results as a result of the legislative and regulatory amendments.
Enforcement Powers of the Federal Banking Agencies; Prompt Corrective Action
The Federal Reserve, the OCC, and the CFPB have extensive supervisory authority over their regulated institutions, including, among other things, the power to compel higher reserves, the ability to assess civil money penalties, the ability to issue non-public memorandums of understanding, the ability to issue cease-and-desist or removal orders and the ability to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations or for unsafe or unsound banking practices. Other actions or inactions by the Parent Company may provide the basis for enforcement action, including misleading or untimely reports.
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
At December 31, 2025, the Bank satisfied the capital requirements necessary to be deemed “well-capitalized.” In the event of a change to this status, the imposition of any of the measures described above could have a material adverse effect on the

Corporation and on its profitability and operations. The Corporation’s shareholders do not have preemptive rights and, therefore, if the Corporation is directed by the OCC or the FDIC to issue additional shares of common stock, such issuance may result in dilution in shareholders’ percentage of ownership of the Corporation.
Deposit Insurance Premiums
Associated Bank pays an insurance premium to the FDIC based upon its assessment rates on a quarterly basis. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government.
Under the Dodd-Frank Act, a permanent increase in deposit insurance was authorized to $250,000 per depositor, per IDI for each account ownership category.
This insurance is funded through assessments on the Bank and other IDIs. Each bank's assessment base is determined based on its average consolidated total assets less average tangible equity, and there is a scorecard method for calculating assessments that combines CAMELS (an acronym that refers to the five components of a bank's condition that are addressed: capital adequacy, asset quality, management, earnings, and liquidity) ratings and specified forward-looking financial measures to determine each institution's risk to the DIF.
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
In 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of SVB and SBNY. Under the final rule, the assessment base for an IDI is equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. The FDIC started collecting the special assessment at an annual rate of 13.4 bp beginning with the first quarterly assessment period of 2024. The FDIC anticipates collecting special assessments for a total of eight quarterly assessment periods. On December 16, 2025, the FDIC issued an interim final rule that would reduce the special assessment rate for the eighth collection quarter from 3.36 bp to 2.97 bp. Under the interim final rule, upon termination of the receiverships, the FDIC will either provide an offset to regular quarterly deposit insurance assessments for IDIs subject to the special assessment if the amount collected exceeds losses or collect from IDIs subject to the special assessment a one-time final shortfall special assessment if losses at the termination of the receiverships exceed the amount collected.
The FDIC is authorized to conduct examinations of and require reporting by FDIC-insured institutions. It is authorized to terminate a depository bank’s deposit insurance upon a finding by the FDIC that the bank’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the bank’s regulatory agency. The termination of deposit insurance for the Bank would have a material adverse effect on our earnings, operations and financial condition.
Historically, deposit insurance premiums we have paid to the FDIC have been deductible for federal income tax purposes; however, the Tax Act disallows the deduction of such premium payments for banking organizations with total consolidated assets of $50 billion or more. For banks with less than $50 billion in total consolidated assets, such as ours, the premium deduction is phased out based on the proportion of a bank’s assets exceeding $10 billion. The Corporation anticipates that the Bank's total consolidated assets will exceed $50 billion upon the completion of its proposed acquisition of American National.
Brokered Deposits
The FDI Act and FDIC regulations limit the ability of an IDI, such as the Bank, to accept, renew or roll over brokered deposits unless the bank is well-capitalized under the prompt corrective action framework described above, or unless it is adequately capitalized and obtains a waiver from the FDIC. In addition, less than well-capitalized banks are subject to restrictions on the interest rates they may pay on deposits. The characterization of deposits as brokered may result in the imposition of higher deposit assessments on such deposits. The FDIC's regulations include a limited exception for reciprocal deposits for IDIs that have a composite condition of outstanding or good in the IDI's most recent examination and well-capitalized (or adequately capitalized and have obtained a waiver from the FDIC as mentioned above). Under the limited exception, IDIs that qualify, like the Bank, are able to exclude from treatment as "brokered" deposits up to the lesser of $5 billion or 20 percent of the bank's total liabilities in reciprocal deposits (which is defined as deposits received by a bank through a deposit placement network with the same maturity (if any) and in the same aggregate amount as deposits placed by the bank in other network member banks).
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
Certain transactions with our directors, officers or controlling persons are subject to conflicts of interest regulations. Among other things, these regulations require that loans to such persons and their related interests be made on terms substantially the same as for loans to unaffiliated individuals and must not create an abnormal risk of repayment or other unfavorable features for the financial institution. See Note 3 Loans of the notes to consolidated financial statements in Part II, Item 8, Financial Statements and Supplementary Data, for additional information on loans to related parties.
Community Reinvestment Act Requirements
The Bank is subject to periodic CRA reviews by the OCC. The CRA does not establish specific lending requirements or programs for banks and does not limit the ability of such banks to develop products and services believed best-suited for a particular community. An institution’s CRA assessment may be used by its regulators in their evaluation of certain applications, including a merger, acquisition or the establishment of a branch office. An unsatisfactory rating may be used as the basis for denial of such an application. The Bank received an “Outstanding” CRA rating in its most recent evaluation.
On October 24, 2023, the federal banking agencies jointly issued a final rule to revise the existing CRA regulations. In July 2025, the federal banking agencies issued a joint notice of proposed rulemaking to rescind the October 2023 final rule and restore the CRA framework that existed previously, which has remained in effect due to a preliminary injunction that stayed implementation of the October 2023 rule.
Privacy, Data Protection, and Cybersecurity
The Corporation collects, shares, uses, stores and otherwise processes information that relates to individuals and/or constitutes “personal data,” “personal information,” “nonpublic personal information,” or similar terms under applicable data privacy laws. The Corporation and its service providers are subject to a number of U.S. federal, state, local and foreign laws and regulations, industry standards and other requirements relating to consumer privacy and data protection, including those that apply generally to the handling of personal information. Under privacy protection provisions of the GLBA and its implementing regulations and guidance, financial institutions, such as the Bank, are limited in their ability to disclose certain non-public information about consumers to nonaffiliated third parties. Such financial institutions are required by statute and regulation to notify consumers of their privacy policies and practices and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. In addition, such financial institutions must appropriately safeguard their customers’ nonpublic, personal information. Consumers and, in some instances, state and federal regulators, must be notified in the event of a data breach under applicable state laws and federal regulations. The Corporation had no material data breaches in 2025.

The changing privacy laws and regulations in the United States and elsewhere create new individual privacy rights and impose increased obligations on companies handling personal information, including the CCPA, as amended by the CPRA. While the CCPA does not apply to personal information collected, processed, sold or disclosed subject to the GLBA, the CCPA and other state laws apply to other personal information processed by the Corporation.
In addition, multiple states, Congress and regulators within and outside of the United States have adopted or are considering adopting similar laws or regulations which could create new individual privacy rights and impose additional obligations on the Corporation.
The federal banking agencies, including the OCC, have issued a rule imposing cybersecurity notification requirements for banking organizations and their service providers. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined under the final rule.
The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. A financial institution should have a business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.
Further regulatory developments may impact the Corporation's data security- and privacy-related internal controls and risk profile. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information. However, in August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule and, in October 2025, a district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule.
The Corporation may be subject to rules and regulations promulgated under the authority of the Federal Trade Commission, which has the authority to regulate and enforce against unfair or deceptive acts or practices in or affecting commerce, including acts and practices with respect to data privacy and cybersecurity.
The Corporation is, or may become, subject to laws, regulations, and standards covering marketing, advertising and other activities conducted by telephone, email, mobile devices, and the internet, such as the TCPA, the CAN-SPAM Act, and similar state consumer protection and communication privacy laws, such as California's Invasion of Privacy Act.
The Corporation is subject to the FCRA, under which it is considered both a “furnisher” of consumer report information and a “user” of consumer reports provided by consumer reporting agencies. The FCRA regulates and protects consumer information collected by consumer reporting agencies and imposes specific obligations on “furnishers” and “users” of consumer report information. Such obligations include, among others, taking steps to ensure that consumer report information furnished to consumer reporting agencies is accurate and, as required, inaccurate or incomplete information is corrected or updated, restricting the sharing of information contained in a consumer report, notifying consumers when such reports are used to make an adverse decision or to close a consumer's account, and, in the context of completing employee background checks, providing a notice containing certain disclosures to the consumer and obtaining their consent. Under the regulations implementing the FCRA, “furnishers” of consumer report information are required to establish, implement and follow reasonable policies and procedures regarding the accuracy and integrity of information furnished to consumer reporting agencies.
Artificial Intelligence
CFPB and other federal regulatory guidance reiterates that creditors are not excused from the adverse action notice requirements under ECOA if they rely on complex algorithmic underwriting models. States have started to regulate the use of AI technologies. Of note, the California Privacy Protection Agency has finalized regulations under the CCPA regarding the use of automated decision making. California also enacted new laws that further regulate use of AI technologies and provide consumers with additional protections around companies’ use of AI technologies, such as requiring companies to disclose certain uses of generative AI, and other states have also passed AI-focused legislation. In addition, the New York State Department of Financial Services issued an industry letter on combating cybersecurity risks associated with AI.
In July 2024, the federal banking agencies, including the OCC, the Federal Reserve, and the FDIC, issued a final rule that requires, among other things, financial institutions to ensure that their automated valuation models for property valuation follow certain quality control standards, including a requirement that such valuation models comply with nondiscrimination laws.
On January 23, 2025, President Trump issued an Executive Order aimed at reducing barriers to AI innovation in the U.S. economy. The Order requires relevant persons and bodies within the federal government to develop an AI action plan to carry out this objective and revokes an AI-related Executive Order issued in 2023 by President Biden, as well as all corresponding policies, regulations, orders, directives and other actions taken in response to such Order.
Bank Secrecy Act / Anti-Money Laundering
The BSA, as amended by the Patriot Act and the Anti-Money Laundering Act of 2020, requires financial institutions to develop policies, procedures, and practices to prevent and deter money laundering, mandates that every national bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (1) provide for a system of internal controls to assure ongoing compliance; (2) provide for independent testing for compliance; (3) designate an individual responsible for coordinating and monitoring day-to-day compliance; (4) provide training for appropriate personnel; and (5) provide for appropriate risk-based procedures for conducting customer due diligence. In addition, national banks are required to adopt a customer identification program as part of their BSA compliance program. National banks are required to file SARs when they detect certain known or suspected violations of federal law or suspicious transactions related to money laundering activity or a violation of the BSA, to file reports on cash transactions exceeding specified thresholds, and to respond to certain requests for information by regulatory authorities and law enforcement agencies. The regulations implementing the BSA require financial institutions to establish risk-based procedures for conducting ongoing customer due diligence and procedures for understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, FinCEN has promulgated customer due diligence and customer identification rules that require banks to identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).
Interstate Branching
National and state-chartered banks may open an initial branch in a state other than its home state (e.g., a host state) by establishing a de novo branch at any location in such host state at which a bank chartered in such host state could establish a branch. Applications to establish such branches must still be filed with the appropriate primary federal regulator.
Volcker Rule
Banks and their affiliates are prohibited from engaging in proprietary trading and investing in, sponsoring and having certain relationships with private funds such as hedge funds or private equity funds that would be considered an investment company for purposes of the Volcker Rule. The compliance requirements under regulations implementing the Volcker Rule are tailored based on the size and scope of trading activities. Because total trading assets and liabilities are maintained under $20 billion, the Corporation benefit from significantly reduced compliance obligations even though it remains subject to the modified rules and requirements related to covered funds.
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
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint regulations or guidelines for financial institutions, such as the Bank, to prohibit incentive-based payment arrangements that encourage inappropriate risk taking by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits or that could lead to material financial loss to the entity. Despite numerous proposals, no regulation has been finalized.
Pursuant to SEC regulations, we adopted a “clawback” policy with respect to the recovery of incentive-based compensation paid to current or former executive officers in the event of material noncompliance with any financial reporting requirement under the securities laws. A copy of our clawback policy is attached as Exhibit 97 to this Annual Report on 10-K.
The Federal Reserve will review, as part of its standard, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Corporation. These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
Consumer Financial Services Regulations
Federal and applicable state banking laws require us to take steps to protect consumers.
The CFPB is responsible for interpreting and enforcing federal consumer financial laws, as defined by the Dodd-Frank Act, that, among other things, govern the provision of deposit accounts along with mortgage origination and servicing. Some federal consumer financial laws enforced by the CFPB include the ECOA, TILA, the Truth in Savings Act, the Home Mortgage Disclosure Act, RESPA, the Fair Debt Collection Practices Act, and the FCRA. The CFPB is authorized to prevent any institution under its authority from engaging in an unfair, deceptive, or abusive act or practice in connection with consumer financial products and services.
Under TILA as implemented by Regulation Z, mortgage lenders are required to make a reasonable and good faith determination based on verified and documented information that a consumer applying for a mortgage loan has a reasonable ability to repay the loan according to its terms. Mortgage lenders are required to determine consumers’ ATR in one of two ways. The first alternative requires the mortgage lender to consider the following eight underwriting factors when making the credit decision: (1) current or reasonably expected income or assets; (2) current employment status; (3) the monthly payment on the covered transaction; (4) the monthly payment on any simultaneous loan; (5) the monthly payment for mortgage-related obligations; (6) current debt obligations, alimony, and child support; (7) the monthly DTI ratio or residual income; and (8) credit history. Alternatively, the mortgage lender can originate QMs, which generally are mortgage loans without negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years. QMs are entitled by rule to a presumption that the creditor making the loan satisfied the ATR requirements provided certain requirements are met. The Corporation is predominantly an originator of compliant QMs. The CFPB has implemented the TILA-RESPA Integrated Disclosure rules, which harmonize disclosure and certain regulatory compliance requirements required under those two statutes with respect to residential mortgage loans.
The CFPB has the authority to take supervisory and enforcement action against banks under its jurisdiction that fail to comply with federal consumer financial laws. The Bank is subject to the CFPB’s supervisory and enforcement authorities. The Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorneys general to enforce consumer protection rules issued by the CFPB. The Bank operates in a stringent consumer compliance environment and could incur additional costs related to consumer protection compliance, including but not limited to potential costs associated with CFPB examinations, regulatory and enforcement actions and consumer-oriented litigation. In previous years, the CFPB has been active in bringing enforcement actions to enforce consumer financial laws. The federal financial regulatory agencies, including the OCC, and states attorneys general also have been active in this area with respect to institutions over which they have jurisdiction. We have incurred and may in the future incur additional costs in complying with these requirements.
Other Regulations
The Bank is subject to a variety of other regulations with respect to the operation of its businesses, including but not limited to the Dodd-Frank Act, which among other restrictions placed limitations on the interchange fees charged for debit card transactions, TILA, Truth in Savings Act, ECOA, EFTA, Fair Housing Act, Home Mortgage Disclosure Act, Fair Debt Collection Practices Act, Expedited Funds Availability (Regulation CC), Reserve Requirements (Regulation D), Insider Transactions (Regulation O), Privacy of Consumer Information (Regulation P), Privacy of Consumer Financial Information and Safeguarding Personal Information (Regulation S-P), Margin Stock Loans (Regulation U), Right To Financial Privacy Act, Flood Disaster Protection Act, Homeowners Protection Act, Servicemembers Civil Relief Act, RESPA, Children’s Online Privacy Protection Act, and the John Warner NDAA.
The laws and regulations to which we are subject are constantly under review by Congress, the federal regulatory agencies, and the state authorities. These laws and regulations could be changed in the future, which could affect our profitability, our ability to compete effectively, or the composition of the financial services industry in which we compete.
Other Regulatory Authorities
In addition to regulation, supervision and examination by federal banking agencies, the Corporation and certain of its subsidiaries, including those that engage in securities brokerage, dealing and investment advisory activities, are subject to other federal and applicable state securities and other laws and regulations, and to supervision and examination by other regulatory authorities including the SEC, FINRA, NYSE, DOL and others.
Separately, in June 2019, the SEC adopted Regulation Best Interest, which, among other things, establishes a standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The rule requires us to review and possibly modify our compliance activities, which is causing us to incur some additional costs. In addition, state laws that impose a fiduciary duty may require monitoring, as well as require that we undertake other compliance measures.
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
An investment in our common stock is subject to risks inherent to our business. The material risks and uncertainties that management believes affect us are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference herein. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may impair our business operations. This report is qualified in its entirety by these risk factors. See also, Special Note Regarding Forward-Looking Statements and Risk Factors Summary.
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

Our success depends, to a certain extent, upon global, domestic and local economic and political conditions, as well as governmental monetary policies. Conditions such as changes in interest rates, money supply, levels of employment and other factors beyond our control may have a negative impact on economic activity. Any contraction of economic activity, including an economic recession, may adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings. In particular, interest rates are highly sensitive to many factors that are beyond our control, including global, domestic and local economic conditions and the policies of various governmental and regulatory agencies and, specifically, the Federal Reserve. Throughout 2022 and 2023, the FOMC raised the target range for the federal funds rate on eleven separate occasions, citing factors including the hardships caused by the ongoing Russia-Ukraine conflict, continued global supply chain disruptions and imbalances, and increased inflationary pressure. In the third and fourth quarters of 2024, however, the FOMC pivoted and lowered the federal funds rate from 5.50% to 4.50% based principally on reduced levels of inflation and labor market factors. The FOMC continued to lower the federal funds rate several times in 2025, with the federal funds rate reaching a target range of 3.50% to 3.75% at the FOMC’s December 10, 2025 meeting. The FOMC maintained these rates at its January 28, 2026 meeting.
As of December 31, 2025, various economic indicators suggested that real GDP had expanded solidly throughout 2025. The unemployment rate had increased, on net, but remained low relative to historic norms. Consumer price inflation, as measured by the 12-month change in the price index for personal consumption expenditures, decreased compared to its peak level in

2023, approaching the Federal Reserve’s two percent inflation objective. The U.S. economy had strong GDP growth, loosening of tight labor markets and slowed inflation in 2025.
While this positive growth may continue in 2026, external factors such as stricter immigration policies, tariffs, and other trade policies, sanctions, geopolitical tensions, high unemployment, civil unrest, and other political or trade-related policies affecting domestic and global markets may cause greater economic uncertainty. Such conditions may adversely affect our asset quality, deposit levels, loan demand and results of operations.
As a result of the economic and geopolitical factors discussed above, financial institutions face heightened credit risk, among other forms of risk. Of note, because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral, which, in turn, can adversely affect the value of our loan and investment portfolios. Adverse economic developments, specifically including inflation-related impacts, may have a negative effect on the ability of our borrowers to make timely repayments of their loans or to finance future home purchases. The outlook for CRE is dependent on the economic environment and how major subsectors respond to the interest rate environment and continued higher prices for commodities, goods and services. Credit performance over the medium- and long-term is susceptible to economic and market forces and therefore forecasts remain uncertain; however, some degree of instability in the CRE markets is expected in the coming quarters as loans continue to be refinanced in markets with higher vacancy rates.

Changes in U.S. trade policies, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition, and results of operations.
The Trump Administration, during its second term beginning 2025, imposed tariffs against goods imported from U.S. trading partners, including Canada, Mexico and China. The tariffs have resulted in threats of retaliatory tariffs against U.S. goods, discussions with the countries which have delayed many of the U.S. imposed tariffs while discussions with each trading partner continue and litigation in the U.S. courts.
Tariffs and trade restrictions may cause the prices of our customers' products to increase, which could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results, and ability to service debt. This in turn could adversely affect our financial condition and results of operations. To the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, our results of operations and financial condition could be materially and adversely impacted in the future. At this time, it remains unclear what the U.S. government or foreign governments will or will not do in response to additional tariffs that may be imposed or international trade agreements and policies.

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
As of December 31, 2025, 65% of our loan portfolio consisted of commercial and industrial, real estate construction, and CRE loans (collectively, "commercial loans"). Commercial loans are generally viewed as having more inherent risk of default than residential mortgage loans or other consumer loans. Further, the commercial loan balance per borrower is typically larger than that for residential mortgage loans and other consumer loans, implying higher potential losses on an individual loan basis. Because our loan portfolio contains a number of commercial loans with significant balances, the deterioration of one or a few of these loans could cause a significant increase in nonaccrual loans, which could have a material adverse effect on our financial condition and results of operations.

CRE lending may expose us to increased lending risks.
Our policy generally has been to originate CRE loans primarily in the states in which the Bank operates. At December 31, 2025, CRE loans, including owner occupied, investor, and real estate construction loans, totaled $8.4 billion, or 27%, of our total loan portfolio and 183% of total risk-based capital. CRE loans generally involve a greater degree of credit risk than residential mortgage loans because they typically have larger balances and are more affected by adverse conditions in the economy. Because payments on loans secured by CRE depend upon the successful operation and management of the properties and the businesses that operate from within them, repayment of such loans can be affected by factors outside the borrower’s control, such as adverse conditions in the real estate market or the economy or changes in government regulation.
Although CRE markets have shown signs of stabilization since 2024, the federal banking agencies have issued guidance on the sound risk management practices regarding CRE lending and regulatory scrutiny may increase depending on the concentration in CRE lending and changing economic conditions for the CRE markets. Our failure to adequately maintain appropriate risk management policies, procedures and controls could adversely affect our ability to increase this portfolio and could result in an increased rate of delinquencies in, and increased losses from, this portfolio as well as enhanced regulatory scrutiny and regulatory expectations for increased capital. At December 31, 2025, nonaccrual CRE loans totaled $8.7 million, or less than 1% of our total portfolio of CRE loans.

We depend on the accuracy and completeness of information furnished by and on behalf of our customers and counterparties.
In deciding whether to extend credit or enter into other transactions, we rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. We may rely on representations of those customers, counterparties, or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could cause us to enter into unfavorable transactions, which could have a material adverse effect on our financial condition and results of operations.

Lack of system integrity or credit quality related to funds settlement could result in a financial loss.
We settle funds on behalf of financial institutions, other businesses and consumers and receive funds from clients, card issuers, payment networks and consumers on a daily basis for a variety of transaction types. Transactions we facilitate include wire transfers, debit card, credit card and electronic bill payment transactions, supporting consumers, financial institutions and other businesses. These payment activities rely upon the technology infrastructure that facilitates the verification of activity with counterparties and the facilitation of the payment. If the continuity of operations or integrity of processing were compromised, it could result in a financial loss to us. We may issue credit to consumers, financial institutions or other businesses as part of the funds settlement. A default on this credit by a counterparty could result in a financial loss to us.

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
In the event of financial distress, uninsured depositors historically have been more likely to withdraw their deposits. The Corporation had approximately $17.0 billion of uninsured deposits at December 31, 2025. Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were $9.4 billion or 26.5% of total deposits at December 31, 2025.
The ease and speed of the electronic withdrawals may accelerate this process. If a significant portion of our deposits were to be withdrawn within a short period such that additional sources of funding would be required to meet withdrawal demands, the Corporation may be unable to obtain funding at favorable terms, which may have an adverse effect on our net interest margin. Our ability to attract depositors during a time of actual or perceived distress or instability in the marketplace may be limited. Further, interest rates paid for borrowings generally exceed the interest rates paid on deposits. Because our AFS investment securities lose value when interest rates rise, after-tax proceeds resulting from the sale of such assets may be diminished during periods when interest rates are elevated. Under such circumstances, we may be required to access funding from sources such as the Federal Reserve’s discount window and the FHLB system in order to manage our liquidity risk. For additional information regarding uninsured deposits and liquidity, see sections Deposits and Customer Funding and Liquidity of Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Adverse changes to our credit ratings could limit our access to funding and increase our borrowing costs.
Credit ratings are subject to review by rating agencies, which consider a number of factors, including our financial strength, performance, prospects and operations as well as factors not under our control. Other factors that influence our credit ratings include changes to the rating agencies’ methodologies for our industry or certain security types; the rating agencies’ assessment of the general operating environment for financial services companies; our relative positions in the markets in which we compete; our various risk exposures and risk management policies and activities; pending litigation and other contingencies; our reputation; our liquidity position, diversity of funding sources and funding costs; the current and expected level and volatility of our earnings; our capital position and capital management practices; our corporate governance; current or future regulatory and legislative initiatives; and the agencies’ views on whether the U.S. government would provide meaningful support to the Corporation or its subsidiaries in a crisis. Rating agencies could make adjustments to our credit ratings at any time, and there can be no assurance that they will maintain our ratings at current levels or that downgrades will not occur.
In August 2023, Moody’s and S&P Global Ratings each downgraded our long-term issuer credit ratings, and the ratings remained unchanged as of December 31, 2025. Any additional downgrade in our credit ratings could potentially adversely affect the cost and other terms upon which we are able to borrow or obtain funding, increase our cost of capital and/or limit our access to capital markets. Credit rating downgrades or negative watch warnings could negatively impact our reputation and the perception of the Corporation by lenders, investors and other third parties, which could impair our ability to compete in certain markets or engage in certain transactions. In particular, holders of deposits which exceed FDIC insurance limits may perceive such a downgrade or warning negatively and withdraw all or a portion of such deposits. While certain aspects of a credit rating downgrade are quantifiable, the impact that such a downgrade would have on our liquidity, business and results of operations in future periods is inherently uncertain and would depend on a number of interrelated factors, including, among other things, the magnitude of the downgrade, the rating relative to peers, the rating assigned by the relevant agency pre-downgrade, individual client behavior and future mitigating actions we might take.

We are subject to interest rate risk.
Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but such changes could affect (i) our ability to originate loans and obtain deposits; (ii) the fair value of our financial assets and liabilities; and (iii) the average duration of our mortgage portfolio and other interest-earning assets.
As of January 28, 2026, the date of the FOMC's most recent meeting, the target range for the federal funds rate was 3.50% to 3.75%, which is down from the peak of 5.25% to 5.50% prior to the FOMC meeting in September 2024. Despite direct pressure from the President and the anticipated change in the Chair of the Federal Reserve, it remains uncertain whether the FOMC will further reduce the target range for the federal funds rate to stimulate economic activity and promote job growth or leave the rate at its current level for an additional period of time. Earnings could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. The Corporation's interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. Our most significant interest rate risk may result from timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options.
Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the effects of changes in interest rates on our results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of operations, and any related economic impact, especially domestically and in the regions in which we operate, may adversely affect our asset quality, deposit levels, loan demand and results of operations. Our interest rate risk modeling techniques and assumptions may not fully predict or capture the impact of actual interest rate changes on our balance sheet.

The impact of interest rates on our mortgage banking business can have a significant impact on revenues.
Changes in interest rates can impact our mortgage-related revenues. A decline in mortgage rates generally increases the demand for mortgage loans as borrowers refinance, but generally leads to accelerated payoffs. Conversely, in a constant or increasing rate environment, we would expect fewer loans to be refinanced and a decline in payoffs. Although we use models to assess the impact of interest rates on mortgage-related revenues, the estimates of revenues produced by these models are dependent on estimates and assumptions of future loan demand, prepayment speeds and other factors which may differ from actual subsequent experience.

Changes in interest rates could reduce the value of our investment securities holdings which would increase our accumulated other comprehensive loss and thereby negatively impact stockholders' equity.
The Corporation maintains an investment portfolio consisting of high-quality liquid fixed-income securities. The total carrying value of the AFS securities portfolio was $5.4 billion as of December 31, 2025, and the estimated duration of the aggregate portfolio was approximately 3.2 years. The nature of fixed-income securities is such that changes in market interest rates impact the value of these assets.

Changes in interest rates could reduce the value of our residential mortgage-related securities and MSRs, which could negatively affect our earnings.
The Corporation earns revenue from the fees it receives for originating mortgage loans and for servicing mortgage loans. When rates rise, the demand for mortgage loans tends to fall, reducing the revenue the Corporation receives from loan originations. At the same time, revenue from MSRs can increase through increases in fair value. When rates fall, mortgage originations tend to increase and the value of MSRs tends to decline, with some offsetting revenue effect. Even though the origination of mortgage loans can act as a natural hedge, the hedge is not perfect, either in amount or timing. For example, the negative effect on revenue from a decrease in the fair value of MSRs is immediate, but any offsetting revenue benefit from more originations and the MSRs relating to the new loans would be recognized during the month of origination. It is possible that even if interest rates were to fall, mortgage originations may fall or any increase in mortgage originations may not be enough to offset the decrease in the MSRs value caused by the lower rates.

The Corporation typically uses derivatives and other instruments to hedge its mortgage banking interest rate risk. The Corporation generally does not hedge all of its risks and the fact that hedges are used does not mean they will be successful. Hedging is a complex process, requiring sophisticated models and constant monitoring. The Corporation could incur significant losses from its hedging activities. There may be periods where the Corporation elects not to use derivatives and other instruments to hedge mortgage banking interest rate risk, which could cause the Corporation to incur substantial losses.

We rely on dividends from our subsidiaries for most of our cash flow.
The Parent Company is a separate and distinct legal entity from its banking and other subsidiaries. A substantial portion of the Parent Company’s cash flow comes from dividends from its subsidiaries. These dividends are the principal source of funds to pay dividends on the Parent Company’s common and preferred stock, and to pay interest and principal on the Parent Company’s debt. Various federal and/or applicable state laws and regulations limit the amount of dividends that the Bank and certain of our nonbanking subsidiaries may pay to us. Our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors. In the event the Bank subsidiary is unable to pay dividends to us, we may not be able to service debt, pay obligations, or pay dividends on our common and preferred stock. The inability to receive dividends from the Bank would have a material adverse effect on our business, financial condition, and results of operations.
Operational Risks

We face significant operational risks due to the high volume and the high dollar value nature of transactions we process.
We operate in many different businesses in diverse markets and rely on the ability of our employees and systems to process transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Corporation, the execution of unauthorized transactions, errors relating to transaction processing and technology, breaches of our internal control systems or failures of those of our suppliers or counterparties, compliance failures, cyber-attacks or other security breaches, technology failures, or unforeseen problems encountered while implementing new computer systems or upgrades to existing systems, business continuation and disaster recovery issues, and other external events. In recent periods, the OCC has observed an increased incidence of check fraud, wire fraud, peer-to-peer payment fraud, and the use of AI technology to facilitate the perpetration of social engineering and impersonation schemes and identity theft. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. The occurrence of any of these events could cause us to suffer financial loss, face regulatory action and suffer damage to our reputation.

Unauthorized disclosure of sensitive or confidential client or customer information (including personal information), whether through a cyber-attack, other breach of our computer systems or otherwise, could severely harm our business.
In the normal course of our business, we collect, share, use, store and otherwise process sensitive and confidential client and customer information, including personal information, on our behalf and on behalf of other third parties. Despite the security measures we have in place, our facilities, systems and networks may be vulnerable to cyber-attacks, security breaches, acts of vandalism, theft, computer viruses, malware, ransomware, denial of service attacks, phishing or other social engineering attacks, credential stuffing, account takeovers, misplaced or lost data, programming and/or human errors, software or hardware failures, or other similar events.

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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business. Operational risk related to cyber-attacks is increasing as cyber-attacks evolve and have a greater and more pervasive economic impact. In addition to cyber-attacks or other security breaches involving the theft, loss, destruction, gathering, monitoring, dissemination, misappropriation, misuse, alteration, or unauthorized disclosure of or unauthorized access to sensitive and confidential information (including personal information), hackers have engaged in attacks against large financial institutions, designed to disrupt key business services, such as customer-facing web sites. Critical infrastructure sectors, including financial services, increasingly have been the targets of cyber-attacks, including attacks emanating from foreign countries. Cyber-attacks involving large financial institutions, including distributed denial of service attacks designed to disrupt external customer-facing services, cyber-attacks carried out by terrorists, nation states, nation-state supported actors, organized criminal groups or “hacktivists”, and ransomware attacks designed to deny organizations access to key internal resources or systems or other critical data, as well as targeted social engineering and phishing email and text message attacks designed to allow unauthorized persons to obtain access to an institution’s information systems and data or that of its customers, are becoming more common and increasingly sophisticated.
Cyber-attacks continue to evolve and become more pervasive throughout the financial services sector. In particular, there has been an observed increase in the number of distributed denial of service and ransomware attacks against the financial sector, for which the increase is believed to be partially attributable to politically motivated attacks as well as financial demands coupled with extortion. Further, threat actors continue to exploit publicly known software vulnerabilities and weak authentication controls used by large numbers of banking organizations in order to conduct malicious cyber activities. These types of attacks have resulted in increased supply chain and third-party risk. Such cybersecurity threats may see their frequency increased, and effectiveness enhanced, by the use of AI.
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
We face risks related to cyber-attacks and other security breaches in connection with card transactions that typically involve the transmission of sensitive information (including personal information) regarding our customers through various third parties. Some of these parties have in the past been the target of security breaches and cyber-attacks, and because the transactions involve third parties and environments that we do not control or secure, future security breaches or cyber-attacks affecting any of these third parties could impact us, and in some cases we may have exposure and suffer losses for breaches or attacks relating to them. We rely on numerous other third-party service providers to conduct other aspects of our business operations and face similar risks relating to them. We cannot be sure that such third-party information security protocols are sufficient to withstand a cyber-attack or other security breach.
Cybersecurity risks for financial institutions have evolved as a result of the increased interconnectedness of operating environments and the use of new technologies, devices and delivery channels to transmit data and conduct financial transactions. The adoption of new products, services and delivery channels contribute to a more complex operating environment, which enhances operational risk and presents the potential for additional structural vulnerabilities. As such, a single cyber-attack is now able to compromise hundreds of organizations and affect a significant number of consumers. The adoption of hybrid and remote work environments in the past several years presents institutions with additional cybersecurity vulnerabilities and risks.
The Corporation endeavors to regularly evaluate its systems and controls and implement upgrades as necessary. The additional cost to the Corporation of our cybersecurity monitoring and protection systems and controls includes the cost of hardware and software, third party technology providers, consulting and forensic testing firms, insurance premium costs and legal fees and the incremental cost of our personnel who focus a substantial portion of their responsibilities on cybersecurity.
Any attempted or successful cyber-attack or other security breach involving the theft, loss, destruction, gathering, monitoring, dissemination, misappropriation, misuse, alteration, or unauthorized disclosure of or unauthorized access to sensitive or confidential client or customer information (including personal information), confidential and proprietary information relating to our bank and operations, unauthorized access to our information systems or networks or that of our third-party service providers, or unauthorized access to other data that compromises our ability to function could severely damage our reputation, erode confidence in the security of our systems and networks, products and services, expose us to the risk of litigation and liability, disrupt our operations and have a material adverse effect on our business. Any attempted or successful cyber-attack may subject the Corporation to regulatory investigations, litigation (including class action litigation) or enforcement, or require the payment of regulatory fines or penalties or undertaking costly remediation efforts with respect to third parties affected by a cybersecurity incident, all or any of which could adversely affect the Corporation’s business, financial condition or results of operations and damage its reputation. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

From time to time, the Corporation engages in acquisitions, including acquisitions of depository institutions. The integration of core systems and processes for such transactions often occurs after the closing, which may create elevated risk of cyber incidents.

The Corporation may be subject to the data risks and cybersecurity vulnerabilities of the acquired company until the Corporation has sufficient time to fully integrate the acquiree’s customers and operations. Although the Corporation endeavors to conduct comprehensive due diligence of cybersecurity policies, procedures and controls of our acquisition counterparties, and the Corporation endeavors to maintain adequate policies, procedures, controls and information security protocols to facilitate a successful integration, there can be no assurance that such measures, controls and protocols are sufficient to withstand a cyber-attack or other security breach with respect to the companies we acquire, particularly during the period of time between closing and final integration.

We rely heavily on communications and information systems and networks to conduct our business. Any failures or disruptions to our third parties’ communications and information systems and networks could materially and adversely affect our business.
Our business is dependent on our and third parties' information technology systems and networks. Any failure, interruption, or breach in security or operational integrity of our or our third-party service providers' communications and information systems or networks, including those caused by a cyber-attack, could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems.
Our computer, communications, data processing, networks, backup, business continuity or other operating, information or technology systems and networks, including those that we outsource to providers, may fail to operate properly or become disabled, overloaded or damaged as a result of a number of factors, including events that are wholly or partially beyond our control, which could have a negative effect on our ability to conduct our business activities.
While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our or our third parties' communications and information systems and networks, we cannot completely ensure that any such failures, interruptions, or security breaches will not occur, nor can we ensure that our prevention procedures and information security program will function as designed and planned. Our business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system, network or operational failure or disruption. The occurrence of any failures, interruptions, or security breaches of our or our third-party service providers' communications and information systems and networks, including those caused by a cyber-attack, could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are subject to certain industry standards regarding our credit card-related services. Failure to meet those standards may significantly impact our ability to offer these services.
We are subject to the PCI-DSS, issued by the Payment Card Industry Security Standards Council. PCI-DSS contains compliance guidelines with regard to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology, such as those necessary to achieve compliance with PCI-DSS or with maintenance or adequate support of existing systems could disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems or third parties that we rely upon could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI-DSS, the cost of compliance could increase, and we may suffer loss of critical data and interruptions or delays in our operations as a result. If we or our service providers are unable to comply with the standards imposed by PCI-DSS, we may be subject to fines and restrictions on our ability to offer certain services, which could materially and adversely affect our business.

Compliance with the rapidly evolving federal and state laws relating to the handling of information about individuals involves significant expenditure and resources, and any failure by us or our service providers to comply may result in significant liability, negative publicity, and/or an erosion of trust, which could materially adversely affect our business, results of operations, and financial condition.
We and our service providers are subject to a number of U.S. federal, state, and local laws and regulations, industry standards and other requirements relating to consumer privacy and data protection. For more information, see “Privacy, Data Protection, and Cybersecurity” in the Item 1, Business section above.

Both to comply with applicable existing law and to prepare for potential expansions in laws requiring protection of personal information, we must endeavor to maintain adequate privacy and security measures, which require significant investments in resources and ongoing attention.
We send marketing messages via email and occasionally make telephone calls and/or send SMS text messages to customers. The actual or perceived improper emailing of marketing communications, calling of customer phones and/or sending of text messages may subject us to potential risks, including liabilities or claims relating to consumer protection laws such as the TCPA and the CAN-SPAM Act. Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, and any future such litigation against us could be costly and time-consuming to defend. In particular, the TCPA imposes significant restrictions on the ability to make telephone calls or send text messages to mobile telephone numbers without the prior consent of the person being contacted. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our outreach practices are not adequate or violate applicable law. This may in the future result in civil claims against us. Claims that we have violated the TCPA could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements.
While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the FTC seeking civil penalties against us.
Moreover, we are considered a both a “furnisher” of consumer report information and a “user” of consumer reports provided by consumer reporting agencies under the FCRA. Our failure to satisfy the obligations under the FCRA, as applicable, may expose us to supervisory scrutiny or litigation, each of which could have a material adverse effect on our financial condition and results of operations.
Our obligations related to privacy and security are quickly changing in an increasingly stringent fashion and may be subject to differing applications and interpretations, which may be inconsistent or in conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our business practices. We enter into agreements with third parties regarding our collection, sharing, use, storage and other processing of personal information and publish public privacy policies and make other public statements about our privacy and security practices. Although we endeavor to comply with our privacy and security obligations, we may at times fail to do so or may be perceived to have failed to do so, including due to the errors or omissions of our personnel and third parties upon which we rely.
Any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings (including class actions), regulatory investigations, enforcement actions, claims, fines, judgments, awards, penalties or sanctions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

The use of AI in connection with our business and operations contains inherent risks that may expose us to material harm and any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI could adversely affect our business, results of operations, and financial condition.
Our business increasingly relies on AI, machine learning and automated decision making to improve our services and our customers’ experience. The regulatory framework around the development and use of these emerging technologies is rapidly evolving, and many federal, state and foreign government bodies and agencies have introduced and/or are currently considering additional laws and regulations. The implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business.
If any of our employees or service providers use any third-party AI-powered software in connection with our business or the services they provide to us, it may lead to the inadvertent disclosure or incorporation of our confidential information into publicly available training sets, which may impact our ability to realize the benefit of, or adequately maintain, protect and enforce our intellectual property or confidential information, harming our competitive position and business. Any output created by us using AI tools may not be subject to copyright protection, which may adversely affect our intellectual property rights in, or ability to commercialize or use, any such content.

If we do not have sufficient rights to use the data or other material or content on which our AI solutions rely, or if we experience cybersecurity incidents in connection with our use of AI, we may incur liability through the violation of applicable laws and regulations, such as fair lending laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party. We may not be able to sufficiently mitigate or detect any of the foregoing limitations or risks given our and other market participants' lack of experience with using AI, the pace of technological change, and rapid adoption of AI by our business partners and competitors. This exposes us to potential damage to our reputation, adverse impacts on our business operations, and violation of legal and regulatory obligations.
Any of the foregoing, together with developing guidance and/or decisions in this area, may affect our use of AI and our ability to provide and improve our services, require additional compliance measures and changes to our operations and processes, and result in increased compliance costs and potential increases in civil claims against us. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning and automated decision making or to address any ethical, reputational, technical, operational, legal, competitive or regulatory issues could adversely affect our business, results of operations, and financial condition.

We are dependent upon third parties for certain information system, data management and processing services, and to provide key components of our business infrastructure.
We outsource certain information system and data management and processing functions to third-party service providers to compete in a rapidly evolving financial marketplace. We may outsource to certain foreign-based service providers in the future. These third-party service providers are sources of operational and informational security risk to us, including risks associated with operational errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information, including personal information. Any service relationships that we may have with foreign-based service providers would present additional risks, including, for example, country risk (e.g., risks relating to economic, social, and political conditions within the service provider’s home country that may inhibit the ability of the service provider to provide us with services) and compliance risk (e.g., risks arising from the cross-border flow of information and services and the potential applicability of foreign laws and regulations). Concentration among larger third-party service providers servicing large segments of the banking industry can potentially affect wide segments of the financial industry. If third-party service providers encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our results of operations or our business.
Third-party service providers provide key components of our business infrastructure, such as internet connections, network access and core application processing. While we have selected these third-party service providers in accordance with supervisory requirements, we do not control their actions. The actions of these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers and otherwise to conduct our business. Replacing these third-party service providers could entail significant delay and expense.

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
We are subject to changes in tax law that could increase our effective tax rates. These law changes may be retroactive to previous periods and as a result could negatively affect our current and future financial performance. For example, legislation enacted in 2017 resulted in a reduction in our federal corporate tax rate from 35% in 2017 to 21% in 2018, which had a favorable impact on our earnings and capital generation abilities. However, this legislation enacted limitations on certain deductions, such as the deduction of FDIC deposit insurance premiums, which partially offset the anticipated increase in net earnings from the lower tax rate. The current Administration may further reduce the federal corporate tax rate, but the extent and timing of any tax reform, as well as any corresponding effect on our business and financial results, are uncertain at this time. On the other hand, any increase in the corporate tax rate or surcharges that may be adopted by Congress would adversely affect our results of operations in future periods.
The Bank’s customers experienced and likely will continue to experience varying effects from both the individual and business tax provisions of the Tax Act. Certain provisions of the Tax Act were extended by the One Big Beautiful Bill Act. Future changes in tax law and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

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
Under current accounting standards, goodwill is not amortized but, instead, is subject to impairment tests on at least an annual basis or more frequently if an event occurs or circumstances change that reduce the fair value of a reporting unit below its carrying amount. A decline in our stock price or occurrence of a triggering event following any of our quarterly earnings releases and prior to the filing of the periodic report for that period could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period which was not reflected in such earnings release. During 2025, the annual impairment test conducted in May, using a qualitative assessment, indicated that the estimated fair value of all of the Corporation’s reporting units exceeded the carrying value. In the event that we conclude in a future assessment that all or a portion of our goodwill may be impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital. At December 31, 2025, we had goodwill of $1.1 billion, which represents approximately 22% of stockholders’ equity.
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

Climate-related risks could adversely affect our business and performance, including indirectly through impacts on our customers.
There continues to be a concern, including on the part of certain state regulators, regarding climate change and its impacts. Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy. Both physical risks and transition risks associated with climate change could have negative impacts on the financial condition or creditworthiness of our customers, and on its exposure to those customers. Physical risks include the increased frequency or severity of acute weather events, such as floods, wildfires and tropical cyclones, and chronic shifts in the climate, such as persistent changes in precipitation levels, rising sea levels, or increases in average ambient temperature. Transition risks arise from societal adjustment to a low-carbon economy, such as changes in public policy, adoption of new technologies or changes in consumer preferences toward low-carbon goods and services. These risks could also be influenced by changes in the physical climate.

Concerns over the anticipated and unanticipated impacts of climate change (including physical risk and transition risk) have led and may continue to lead to governmental efforts to mitigate those impacts. The Corporation may be compelled to change or cease some of its business or operational practices or to incur additional capital, compliance, and other costs because of climate- or environmental-driven changes in applicable law or supervisory expectations or due to related political, social, market, or similar pressure. The Corporation and its customers may face cost increases, asset value reductions, operating process changes, and other issues. In addition, the Corporation could face reductions in creditworthiness on the part of some customers or in the value of asset securing loans. The Corporation's efforts to take these risks into account in making lending and other decisions may not be effective in protecting it from the negative impact of new laws and regulations or changes in consumer or business behavior.
Further, there is increased scrutiny of climate change-related and other ESG-related policies, goals and disclosures. The Corporation's stakeholders may disagree with these policies and goals, or conversely, believe that these policies and goals are insufficient, which may lead to a decrease in demand for our products and services or damage our reputation. For example, certain federal and state laws and regulations relating to climate or other ESG issues may include provisions that conflict with other laws and regulations, which may increase our costs or limit our ability to conduct business in certain jurisdictions In particular, there is an increasing number of state-level anti-ESG initiatives in the United States that may conflict with other regulatory requirements or our various stakeholders' expectations. Such divergent, sometimes conflicting, views on such matters increase the risk that any action or lack thereof by the Corporation on such matters will be perceived negatively by some stakeholders. The Corporation may also incur additional costs and require additional resources as it evolves its strategy, practices and related disclosures with respect to these matters. In addition, there are and will continue to be challenges related to capturing, verifying, analyzing and disclosing climate-related data that is subject to measurement uncertainties.

Severe weather, natural disasters, public health issues, civil unrest, acts of war or terrorism, and other external events could significantly impact our ability to conduct business.
Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, adversely impact our employee base, cause significant property damage, result in loss of revenue, and/or cause us to incur additional expenses. Climate change and other environmental and social pressures are expected to increase the intensity and frequency of certain events, as well as contribute to chronic changes (such as changes to meteorological or hydrological patterns) that may adversely impact our operations. Although management has established disaster recovery policies and procedures, there is no guarantee these will be successful, and the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.
Strategic and External Risks

Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial condition.
The current Administration continues to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of AI and other advanced technologies within the public and private sectors. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of fraud investigations, funding cuts or recasting of federal agency mandates.
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
Our business strategy includes significant growth plans. We intend to continue pursuing a profitable growth strategy. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by financial institutions in significant growth stages of development. Sustainable growth requires that we manage our risks by balancing loan and deposit growth at acceptable levels of risk, maintaining adequate liquidity and capital, hiring and retaining qualified employees, successfully managing the costs and implementation risks with respect to strategic projects and initiatives, and integrating acquisition targets and managing the costs. We may not be able to expand our market presence in our existing markets or successfully enter new markets, and any such expansion may adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, future prospects, financial condition or results of operations and could adversely affect our ability to successfully implement our business strategy. If we grow more slowly than anticipated, our operating results could be materially adversely affected.

We operate in a highly competitive industry and market area.
We face substantial competition in all areas of our operations from a variety of different competitors, both within and beyond our principal markets, many of which are larger and may have more financial resources. Such competitors primarily include national, regional, and internet banks within the various markets in which we operate. We face competition from many other types of financial institutions, including, without limitation, savings and loans, credit unions, finance companies, brokerage firms, insurance companies, fintech companies, including those related to digital currencies or cryptocurrencies, and other financial intermediaries.
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
As customer preferences and expectations continue to evolve, technology has lowered barriers to entry and made it possible for nonbanks to offer products and services traditionally provided by banks, such as automatic transfer and automatic payment systems. Technology firms are engaging in joint ventures with banks to provide and/or expand financial service offerings with a technological sophistication and breadth of marketing that smaller institutions do not have. Many of our competitors have fewer regulatory constraints and may have lower cost structures.
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
Federal budget deficit concerns and the potential for political conflict over legislation to fund U.S. government operations and raise the U.S. government’s debt limit may increase the possibility of a default by the U.S. government on its debt obligations, related credit-rating downgrades, or an economic recession in the United States. Many of our investment securities are issued by the U.S. government and government agencies and sponsored entities. As a result of uncertain domestic political conditions, including potential future federal government shutdowns, the possibility of the federal government defaulting on its obligations for a period of time due to debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose liquidity risks. In connection with prior political disputes over U.S. fiscal and budgetary issues leading to the U.S. government shutdown in 2011, S&P lowered its long-term sovereign credit rating on the U.S. from AAA to AA+. In part due to repeated debt-limit political standoffs and last-minute resolutions, in 2023 Fitch downgraded the U.S. long-term foreign-currency issuer default rating to AA+ from AAA and in 2025 Moody's downgraded the U.S. long-term issuer and senior unsecured ratings to Aa1 from Aaa. A further downgrade, or a downgrade by other rating agencies, as well as sovereign debt issues facing the governments of other countries, could have a material adverse impact on financial markets and economic conditions in the U.S. and worldwide.

Consumers may decide not to use banks to complete their financial transactions.
Technology and other changes are allowing parties to complete financial transactions through alternative methods that historically have involved banks. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds or general-purpose reloadable prepaid cards. Consumers can complete transactions, such as paying bills and/or transferring funds directly without the assistance of banks. Transactions utilizing digital assets, including cryptocurrencies, stablecoins and other similar assets, have increased substantially over the course of the last several years. For example, the enactment of the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (GENIUS Act) provides a legal framework for stablecoins to be issued in the United States, which may allow new and existing competitors to compete for funds that may have otherwise been deposited with banks, such as the Bank.
Certain characteristics of digital asset transactions, such as the speed with which such transactions can be conducted, the ability to transact without the involvement of regulated intermediaries, the ability to engage in transactions across multiple jurisdictions, and the anonymous nature of the transactions, are appealing to certain consumers notwithstanding the various risks posed by such transactions as illustrated by the current and ongoing market volatility. Accordingly, digital asset service providers, which at present are not subject to supervision and regulation comparable to that which is faced by banking organizations and other financial institutions, have become active competitors for our customers’ banking business. The current Administration, through executive actions and public announcements, has established a more relaxed regulatory framework for cryptocurrencies, digital assets and financial technology firms, and created a more favorable environment for those asset classes and firms.
The process of eliminating banks as intermediaries, known as disintermediation, could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. On October 22, 2024, the CFPB adopted a final rule regarding personal financial data rights that is designed to promote “open banking.” The final rule requires, among other things, that data providers, including any financial institution, make available to consumers and certain authorized third parties upon request certain covered transaction, account and payment information. However, in August 2025, the CFPB issued an advanced notice of proposed rulemaking to reconsider its final rule and, in October 2025, a district court issued a preliminary injunction preventing the CFPB from enforcing the final rule until the CFPB has completed its reconsideration of the rule. A final rule, if implemented, could lead to greater competition for products and services among banks and nonbanks alike. The loss of these revenue streams and the lower cost of deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

Our profitability depends significantly on economic conditions in the states within which we do business.
Our success depends on the general economic conditions of the local markets in which we operate, particularly Wisconsin, Illinois, and Minnesota. Local economic conditions have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, on the value of the collateral securing loans, and the stability of our deposit funding sources. A significant decline in general local economic conditions caused by inflation, recession, unemployment, changes in securities markets, changes in housing market prices, or other factors could have a material adverse effect on our financial condition and results of operations.

The earnings of financial services companies are significantly affected by general business and economic conditions.
Our operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, ramifications of conflicts including the Russia-Ukraine conflict, Israeli-Palestinian conflict and other conflicts and government turmoil in the

Middle East, Europe and Latin America, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, the strength of the United States economy, and uncertainty in financial markets globally, all of which are beyond our control. A deterioration in economic conditions, including those arising from government shutdowns, defaults, anticipated defaults or rating agency downgrades of sovereign debt (including debt of the U.S.), or increases in unemployment, could result in an increase in loan delinquencies and NPAs, decreases in loan collateral values, and a decrease in demand for our products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

New lines of business or new products and services may subject us to additional risk.
From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, we may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as competitive alternatives and shifting market preferences, may impact the successful implementation of a new line of business and/or a new product or service. Furthermore, strategic planning remains important as we adopt innovative products, services, and processes in response to the evolving demands for financial services and the entrance of new competitors, such as out-of-market banks and financial technology firms. Any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls, so we must responsibly innovate in a manner that is consistent with sound risk management and is aligned with the Bank's overall business strategies. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business, results of operations and financial condition.

Failure to keep pace with technological change could adversely affect our business.
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including, for example, the growing use of AI, machine learning and automated decision making, as well as blockchain technology to provide alternative high speed payment systems. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

We may be adversely affected by risks associated with potential and completed acquisitions.
As part of our growth strategy, from time to time we evaluate merger and acquisition opportunities and conduct due diligence activities related to possible transactions with other financial institutions and financial services companies, including our proposed acquisition of American National Corporation. As a result, negotiations may take place and future mergers or acquisitions involving cash, debt, or equity securities may occur at any time. We seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale, or expanded services.
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
Acquisitions involve operational risks and uncertainties, and acquired companies may have unknown or contingent liabilities, exposure to unexpected asset quality problems that require write-downs or write-offs (as well as restructuring and impairment or other charges), difficulty retaining key employees and customers and other issues that could negatively affect our business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. Acquisitions typically involve the payment of a premium over book and market values and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Failure to successfully integrate the entities we acquire into our existing operations could increase our operating costs significantly and have a material adverse effect on our business, financial condition, and results of operations.
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
Acquisitions by the Corporation, particularly those of financial institutions such as our proposed acquisition of American National, are subject to approval by a variety of federal and state regulatory agencies. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues the Corporation has, or may have, with regulatory agencies, including, without limitation, issues related to BSA compliance, CRA issues, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. The regulatory approvals may contain conditions on the completion of the merger that adversely affect our business following the closing, or which are not anticipated or cannot be met. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse impact on our business, and, in turn, our financial condition and results of operations.
The standards by which bank and financial institution acquisitions will be evaluated may be subject to change. In 2024, the FDIC, the OCC and the DOJ announced changes to their bank merger review processes but, in May 2025, both the OCC and FDIC rescinded their 2024 policy statements, reinstating the guidance that was in effect prior to 2024. The DOJ withdrew from the 1995 Bank Merger Guidelines and announced that it would consider bank mergers under its 2023 Merger Guidelines, which includes a brief bank merger addendum.
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

We may not be able to successfully integrate American National or to realize the anticipated benefits of the acquisition.
Upon consummation of the acquisition of American National, we will begin the process of integrating its business with ours. A successful integration will depend substantially on the Corporation's ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our business with the business of American National without encountering difficulties that could adversely affect our ability to maintain relationships with existing clients, customers, depositors and employees, such as:
•the loss of key employees;
•the disruption of operations and business;
•inability to maintain and increase competitive presence;
•loan and deposit attrition, customer loss and revenue loss;
•possible inconsistencies in standards, control procedures and policies;
•additional costs or unexpected problems with operations, personnel, technology and credit;
•inconsistencies in standards, controls, procedures and policies; and/or
•problems with the assimilation of new operations, system, sites or personnel, which could divert resources from regular banking operations.
Any disruption to the businesses could cause customers to remove their accounts and move their business to a competing financial institution. Integration efforts between the two companies may also divert management attention and resources. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of American National.
Further, we entered into the merger agreement to acquire American National with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, a strengthened market position for the combined company, cross selling opportunities, technological efficiencies, cost savings and operating efficiencies. Achieving the anticipated benefits of the transactions contemplated by the merger agreement is subject to a number of uncertainties, including whether we integrate American National in an efficient, effective and timely manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits on the anticipated timeframe, or at all, could result in a reduction in the price of our common stock as well as in increased costs, decreases in the amount of expected revenues and diversion of management's time and energy and could materially and adversely affect our business, financial condition and operating results. Additionally, upon consummation of the transactions contemplated by the merger agreement, we will make fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in our not achieving the anticipated benefits of the transaction. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
Legal, Regulatory, Compliance and Reputational Risks

We are subject to extensive government regulation and supervision.
We are subject to extensive federal and applicable state regulation and supervision, primarily through the Bank and certain nonbank subsidiaries. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds, and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy, and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations, and policies for possible changes, and changes are expected to continue under the current Administration. Changes to statutes, regulations, or regulatory policies, including changes in interpretation or implementation of statutes, regulations, or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer, and/or increase the ability of nonbanks to offer competing financial services and products, among other things. Failure to comply with laws, regulations, or policies could result in sanctions by regulatory agencies, civil money penalties, and/or reputation damage, which could have a material adverse effect on our business, financial condition, and results of operations. While we have policies and procedures designed to prevent these types of violations, there can be no assurance that such violations will not occur.

The Bank faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities.
As a result of the 2024 Presidential and Congressional elections, Republicans are currently able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank. The Republican Party holds slim majorities in each of the Senate and the House of Representatives. Accordingly, the prospects for the enactment of major banking reform legislation under the current Congress are unclear at this time and could change as a result of the Congressional mid-term elections in 2026.
The turnover of the current Administration has resulted in changes in the leadership and senior staffs of the regulatory agencies and the Treasury Department. These changes have impacted the rulemaking, supervision, examination and enforcement priorities and policies of the agencies, including the reversal of a number of final and proposed rules and policy statements promulgated under the prior Administration. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, remain uncertain. It is possible the expected changes in regulation do not occur or are reversed by a subsequent Administration.

Non-compliance with the USA PATRIOT Act, BSA or other laws and regulations could result in fines or sanctions.
The USA PATRIOT Act and the BSA require financial institutions to develop risk-based compliance programs designed to prevent financial institutions from being used for money laundering, the funding of terrorist activities or other illicit finance activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. The BSA and its implementing regulations require covered financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new accounts. Failure to comply with the BSA and its implementing regulations could result in fines or sanctions. An increasing number of banking institutions have received large fines for non-compliance with the BSA and its implementing regulations. Although we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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
Continued regulatory concern over possible future bank failures may lead to further governmental initiatives intended to prevent future bank failures and stem significant deposit outflows from the banking sector, including (i) legislation aimed at preventing similar future bank runs and failures and stabilizing confidence in the banking sector over the long term, (ii) agency rulemaking to modify and enhance relevant regulatory requirements, specifically with respect to liquidity risk management, deposit concentrations, capital adequacy, stress testing and contingency planning, and safe and sound banking practices, and (iii) enhancement of the agencies’ supervision and examination policies and priorities. The prospects and timing of these regulatory changes under the current Administration and Congress are unclear. See Capital Requirements section under Part I, Item 1, Business — Supervision and Regulation for additional discussion of this topic.

Changes in requirements relating to the standard of conduct for broker-dealers under applicable federal and state law may adversely affect our business.
The SEC’s Regulation Best Interest establishes a new standard of conduct for a broker-dealer to act in the best interest of a retail customer when making a recommendation of any securities transaction or investment strategy involving securities to such customer. The regulation required us to review and modify our compliance activities, including our policies, procedures, and controls, which caused us to incur additional costs. State laws that impose a fiduciary duty may require monitoring, as well as require that we undertake additional compliance measures. The Bank's insurance agency subsidiary is subject to regulation and supervision in the various states in which it operates. The administration by the SEC of Regulation Best Interest, as well as any new state laws that impose a fiduciary duty, may negatively impact our results of operations, as well as increase costs associated with legal, compliance, operations, and information technology.

The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with such initiatives may impact the business operations of depository institutions offering consumer financial products or services, including the Bank.
The CFPB has broad rulemaking authority to administer and carry out federal consumer financial protection laws. In previous years, the CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB.
Past CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. With the change in Administration, there have been, and likely will continue to be, changes in the funding, leadership and staff of the CFPB. This turnover has led to changes in agency policies, tactics and interpretations. The current Administration and Congress have sought, and may continue to seek, to limit the scope and reach of the CFPB’s authority. The extent and timing of any such changes and any resulting impact on our business and financial results cannot be predicted at this time. It is also unclear whether these changes will be reversed, either by the courts or by a later Administration.

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
We may be required to repurchase residential mortgage loans, or to reimburse the purchaser for losses with respect to residential mortgage loans, which have been sold to secondary market purchasers in the event there are breaches of certain representations and warranties contained within the sales agreements, such as representations and warranties related to credit information, loan documentation, collateral and insurability. Consequently, we are exposed to credit risk, and potentially funding risk, associated with sold loans. As a result, we have established reserves in our consolidated financial statements for potential losses related to the residential mortgage loans we have sold. The adequacy of the reserves and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and reimbursement requests, the actual success rate of claimants, actual recoveries on the collateral and macroeconomic conditions. Due to uncertainties relating to these factors, there can be no assurance that the reserves we establish will be adequate or that the total amount of losses incurred will not have a material adverse effect on our financial condition or results of operations.

Fee revenues from overdraft protection programs constitute a significant portion of our noninterest income and may become subject to increased supervisory scrutiny.
Revenues derived from transaction fees associated with overdraft protection programs offered to our customers represent a significant portion of our noninterest income. In 2025, the Corporation collected approximately $16.1 million in overdraft transaction fees. Members of Congress and previous leadership of the CFPB and OCC have expressed a heightened interest in bank overdraft protection programs.
In 2023 and 2024, the CFPB brought enforcement actions against a number of financial institutions for overdraft practices that the CFPB alleged to be unlawful and ordered each of these institutions to pay a substantial civil money penalty in addition to customer restitution. The CFPB found that these institutions engaged in unlawful overdraft practices by, among other things, systematically and repeatedly charging fees to customers with insufficient funds in their accounts, imposing overdraft fees without adequate disclosures, charging overdraft fees without proper consent, and misleading customers about the terms and costs of overdraft coverage. The CFPB under the prior Administration published guidance and engaged in rulemaking that imposed limitations on overdraft fees and NSF fees, which were rescinded or repealed in 2025.
In response to this congressional and regulatory scrutiny, and in response to supervision and enforcement of overdraft protection practices, certain banking organizations have modified their overdraft protection programs, including by discontinuing the imposition of overdraft transaction fees. In 2022, the Corporation eliminated NSF fees, overdraft protection transfer fees, and continuous overdraft fees and reduced the daily limit of overdraft fee occurrences from four to two. We may further modify our overdraft program and practices in response to competitive pressures, supervisory guidance and observable trends from public enforcement actions.

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
We may be involved from time to time in a variety of litigation arising out of our business. Our insurance may not cover all claims that may be asserted against us, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation exceed our insurance coverage, they could have a material adverse effect on our financial condition and results of operations for any period. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms, if at all.

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
The speed with which information spreads through news, social media and other sources, including on the internet, means that negative information about the Corporation can rapidly have a broadly adverse impact on its reputation. This is true whether or not the information is accurate. Once information has gone viral, it can be difficult to counter it effectively, either by correcting inaccuracies or communicating remedial steps taken for actual issues. The potential impact of negative information going viral and the ease with which customers transact means that material reputational harm can result from a single discrete or isolated incident.

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
General market fluctuations, industry factors, and general economic and political conditions and events, such as economic slowdowns or recessions, interest rate changes, or credit loss trends, could cause our securities prices to decrease regardless of our operating results.

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
Although we have historically paid a quarterly cash dividend to the holders of our common stock, holders of our common stock are not entitled to receive dividends. Downturns in the domestic and global economies could cause our board of directors to consider, among other things, the elimination of dividends paid on our common stock. This could adversely affect the market price of our common stock. Furthermore, as a bank holding company, our ability to pay dividends is subject to the guidelines of the Federal Reserve regarding capital adequacy and dividends. Dividends may be limited as a result of safety and soundness considerations.

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
Risk Management and Strategy
The Corporation recognizes the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Corporation. The Corporation's Information Security Program establishes policies and procedures designed to measure the effectiveness and efficiency of information security controls related to both design and operations. The Corporation leverages the following guidelines and frameworks to develop and maintain the Information Security Program: FFIEC Information Security IT Examination Handbook, FFIEC Business Continuity Planning Handbook, Center for Internet Security Critical Security Controls, National Institute of Standards and Technology Cybersecurity Framework, National Institute of Standards and Technology Special Publication 800 Series, ISO-27000 Standard and GLBA 501(b). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these guidelines and frameworks as a guide to help us identify, assess, and manage cybersecurity threats and incidents relevant to our business. In general, the Corporation seeks to address cybersecurity risks through an enterprise-wide, cross-functional approach in an effort to secure the confidentiality, security and availability of the information that the Corporation collects, shares, uses, stores and otherwise processes.
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
•Collaborative Approach: The Corporation has implemented an enterprise-wide cross-functional approach to identifying, assessing and managing cybersecurity threats and incidents, while also implementing controls and procedures designed to escalate certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•Security Competencies: The Information Security organization oversees a program of security competencies and tools designed to protect the confidentiality, integrity, and availability of the information that the Corporation collects, shares, uses, stores and otherwise processes. These assets represent a blend of various management (e.g., policies), operational (e.g., standards and processes), and technical (e.g., tools and configurations) controls.
•Cyber Defense Center and the Incident Response Plan: The Corporation has a Security Operations Center, known as the “Cyber Defense Center,” which provides continual security monitoring 24 hours per day, seven days per week, where resources deliver threat analysis, vulnerability management, intrusion detection, intrusion hunting and red team exercises. The Corporation’s Incident Response Plan helps reduce the risks related to cybersecurity threats and incidents by providing guidelines on responding to cybersecurity threats and incidents by focusing on a roadmap for coordinating personnel, policies, and procedures.
•Third-Party Risk Management: Management of the Corporation’s third parties, including vendors and service providers, is conducted through a risk-based approach and the level of due diligence is driven from risk factors established by Corporate Risk Management.
•Security Awareness and Education: The Corporation provides annual, mandatory training for personnel regarding security awareness in an effort to equip the Corporation’s personnel with the understanding of how to properly use and protect the computing resources entrusted to them, and to communicate the Corporation’s information security policies, standards, processes and practices.
The Corporation leverages regular assessments designed to identify current and potential threats and vulnerabilities within the Corporation’s environment, using vulnerability scanning tools, penetration testing, system management tools, and process and procedural reviews. The Corporation conducts a variety of assessments throughout the year, both internally and through third parties.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats and incidents that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See Item 1A, Risk Factors — Operational Risks for additional disclosures with regard to the possible impact of future cybersecurity threats or incidents.
Governance
The Board of Directors, through the ERC, provides direction and oversight of the enterprise-wide risk management framework of the Corporation, and cybersecurity represents a component of the Corporation's overall approach to enterprise-wide risk management. The ERC reviews and approves the Information Security Policy. The Board of Directors receives regular presentations which include updates on cybersecurity risks, including the threat environment, evolving standards, projects and initiatives, vulnerability assessments, third-party and independent reviews, technological trends and information security considerations arising with respect to the Corporation’s peers and third parties. The Board of Directors also receives information regarding any cybersecurity threat or incident that meets established reporting thresholds, as well as ongoing updates regarding any such threat or incident until it has been addressed. On an annual basis, the full Board of Directors discusses the Corporation’s approach to cybersecurity risk management with the Corporation’s CISO.
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
The CISO has served in various roles in Information Security for over 30 years, including Associated Bank for 10 years. The CISO holds an undergraduate degree in Information Security and has attained the Certified Information Systems Security Professional certification. The CIO holds an undergraduate degree in business management, with a minor in international business, and is currently pursuing a master’s degree in finance and has served in various roles in information technology for over 40 years, including serving as either the Chief Technology Officer or CIO of four public companies. The CRO has over 30 years of banking experience, holds a degree in computer science, and earned the CERT Certificate in Cybersecurity Oversight from the National Association of Corporate Directors. The Corporation’s Chief Executive Officer and General Counsel each hold degrees in their respective fields, and each has extensive experience managing risks at the Corporation and similar financial institutions, including risks arising from cybersecurity threats.

ITEM 2.	Properties
The Corporation operated 2.3 million square feet of space spread across 211 facilities at December 31, 2025. Our corporate headquarters is located at 433 Main Street in Green Bay, Wisconsin and is approximately 118,000 square feet. The Corporation owns two dedicated operations centers, located in Green Bay and Stevens Point, Wisconsin, with approximately 91,000 and 96,000 square feet, respectively. The Corporation also owns a 28 story, 374,000 square foot office tower located at 111 E. Kilbourn Avenue in Milwaukee, Wisconsin, and an adjoining 37,000 square foot building at 815 Water Street, which serves as the headquarters for Associated Trust Company (both buildings are now part of the "Associated Bank River Center"). Associated Bank N.A. is headquartered in a 61,000 square foot building at 200 North Adams Street in Green Bay, Wisconsin. Based on gross square feet, at December 31, 2025, Associated Bank owned 91% of our total property portfolio.
At December 31, 2025, Associated Bank operated 184 banking branches serving over 100 different communities throughout Wisconsin, Illinois, Minnesota and Missouri. Most of the banking locations are freestanding buildings owned by us, with a drive thru and a parking lot; a smaller subset resides in supermarkets and office towers, which are generally leased. Associated Bank also operated loan production offices in Indiana, Kansas, Michigan, New York, Ohio and Texas.

ITEM 3.	Legal Proceedings
The information required by this item is set forth in Part II, Item 8, Financial Statements and Supplementary Data, under Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings.

ITEM 4.	Mine Safety Disclosures
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following is a list of names and ages of executive officers of Associated indicating all positions and offices held by each such person and each such person’s principal occupation(s) or employment during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the annual meeting of shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. No person other than those listed below has been chosen to become an executive officer of Associated. The information presented below is as of February 12, 2026.
Andrew J. Harmening - Age: 56
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
Patrick E. Ahern - Age: 59
Patrick E. Ahern has been Executive Vice President and Chief Credit Officer of Associated and Associated Bank since February 2020 and was named Chicago Market President in October 2022. He served as Deputy Chief Credit Officer from October 2019 to February 2020. Mr. Ahern joined Associated as a Senior Vice President in 2010 to manage the CRE portfolio underwriting and administrative teams, before moving into the role Corporate Senior Credit Officer in 2018. He has more than 30 years of experience in CRE and corporate credit, including experience with LaSalle Bank and Bank of America.
Matthew R. Braeger - Age: 51
Matthew R. Braeger has been Executive Vice President and Chief Audit Executive of Associated and Associated Bank since February 2018. He served as Deputy Chief Audit Executive from October 2017 to February 2018. He joined Associated in April 2013 as Senior Vice President, Business Support Audit Director. Previously, he held audit management positions with Fiserv, Inc. and public accounting audit roles with Ernst & Young, LLP. Mr. Braeger has more than 25 years of auditing experience, primarily in banking technology and financial services.
Bryan J. Carson - Age: 55
Bryan J. Carson has been Executive Vice President, Chief Product and Marketing Officer of Associated and Associated Bank since July 2022. He served as Executive Vice President of Deposit Products, Customer Segmentation, and Branch & ATM Distribution at Huntington Bank from 2018 to 2022. Prior to that, he served as Chief Marketing Officer from 2015 to 2018 and Senior Vice President of Deposit Products & Pricing at Huntington Bank 2010 to 2015.
Dennis M. DeLoye - Age: 62
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
Randall J. Erickson - Age: 66
Randall J. Erickson has been Executive Vice President, General Counsel and Corporate Secretary of Associated and Associated Bank since April 2012 and was Chief Risk Officer from May 2016 to February 2018. Prior to joining Associated, he served as senior vice president, chief administrative officer and general counsel of Milwaukee-based bank holding company Marshall & Ilsley Corporation from 2002 until it was acquired by BMO Financial in 2011. Upon leaving M&I, he became a member of Milwaukee law firm Godfrey & Kahn, S.C.’s securities practice group. He had been a partner at Godfrey & Kahn, S.C. from 1990 to 2002 prior to joining M&I as its general counsel. Mr. Erickson served as a director of Renaissance Learning, Inc., a publicly-held educational software company, from 2009 until it was acquired by Permira Funds in 2011.
Jayne C. Hladio - Age: 58
Jayne C. Hladio has been Executive Vice President, President of Private Wealth of Associated and Associated Bank since October 2023. Prior to joining Associated, she served as President of Midland Wealth Management and Midland Trust Co. for U.S. markets from May 2022 to September 2023. Prior to that, she served as Senior Vice President, National Wealth

Management Executive from June 2009 to June 2021 with U.S. Bank; Senior Vice President, Head of Consumer Banking Regional Executive Charter One (Citizens) Royal Bank of Scotland from October 2005 to January 2009; and Senior Vice President, Strategic Growth Executive, Retail / Affluent Wealth and Denovo Delivery at Fifth Third Bank September 1994 to October 2005.
Nicole M. Kitowski - Age: 50
Nicole M. Kitowski has been Executive Vice President and Chief Risk Officer of Associated and Associated Bank since February 2018. She joined Associated in 1992 and has held leadership roles in Consumer Banking, Operations and Technology, and Corporate Risk, including Deputy Chief Risk Officer from March 2016 to February 2018 and Corporate BSA, AML, OFAC Officer from June 2014 to March 2016.
Julio Manso - Age: 58
Julio Manso has been Executive Vice President, Chief Human Resources Officer of Associated and Associated Bank since June 2, 2025. Prior to joining Associated, he served as Executive Vice President of Human Resources, Consumer Bank, at KeyBank, N.A. from May 2022 to June 2025. He also served as Executive Vice President, Human Resources – Technology, Operations, Servicing and Digital from November 2020 to April 2023. Prior to that, he served as Managing Director, Human Resources, Head of Talent at Chase Consumer and Community Bank from April 2019 to October 2020.
Derek S. Meyer - Age: 59
Derek S. Meyer has been Executive Vice President, Chief Financial Officer of Associated and Associated Bank since August 1, 2022. Prior to joining Associated, Mr. Meyer served as the Executive Vice President, Corporate Treasurer of Huntington Bank from 2019 to June 2022. Mr. Meyer also served as Executive Vice President, Financial Planning & Analysis Director of Huntington Bank from February 2015 to 2019. During his 22 years at Huntington, he held various senior leadership roles and was responsible for crucial finance functions, including treasury, financial planning and analysis, stress testing, mergers and acquisition due diligence, regulatory matters and process and controls implementation.
Phillip Trier - Age: 47
Phillip Trier has been Executive Vice President, Head of Corporate and Commercial Banking of Associated and Associated Bank since November 2024. He joined Associated in December 2023 as Executive Vice President, Commercial Banking Group Leader. Prior to joining Associated, he spent 23 years at U.S. Bank where he held various positions of increasing responsibility. Most recently he served as the Midwest region executive where he was responsible for leading commercial banking across 11 states from April 2022 to November 2023. From 2017 to March 2022 he served as SVP, Commercial Banking Region Leader and Twin Cities Market President. In addition, he led several national industry verticals including title & escrow, HOA property management, alternative investment and fintech.
John A. Utz - Age: 57
John A. Utz has been Executive Vice President, Head of Specialized Industries and Milwaukee Market President of Associated and Associated Bank since December 2025. Previously, Mr. Utz served as Executive Vice President, Head of Specialized Industries and Capital Markets and Milwaukee Market President from November 2024 to December 2025, Head of Corporate Banking from September 2015 to November 2024, and was Head of Wealth Management from April 2020 to July 2021. He joined Associated in March 2010 with upwards of 20 years of banking experience, having previously served as President of Union Bank’s UnionBanCal Equities and head of its Capital Markets division from September 2007 to March 2010, and as head of the National Banking and Asset Management teams from October 2002 to September 2007.
Gregory Warsek - Age: 61
Gregory Warsek has been Executive Vice President, Head of Commercial Real Estate and Facilities of Associated and Associated Bank since March 2025. Previously he served as Executive Vice President, Deputy Head of Commercial Real Estate and Facilities from November 2024 to March 2025. He joined Associated in February 2002 as Senior Vice President and Market Leader in Chicago for Commercial Real Estate. He held multiple leadership roles at Associated from February 2002 to November 2024 including, Executive Vice President, Group Leader, overseeing CRE offices from 2022 to 2024, Senior Vice President, Senior Regional Manager overseeing Chicago, Institutional and REIT teams from 2015 to 2022, and served as Senior Vice President, Regional Manager overseeing Chicago and St. Louis from 2004 to 2015.

Terry L. Williams - Age: 66
Terry L. Williams has been Executive Vice President, Chief Information Officer of Associated and Associated Bank since January 17, 2023. Prior to joining Associated, he served as Chief Information Officer and Chief Technology Officer for Belcan, LLC from 2016 to 2022. Prior to that, he served as Executive Vice President and General Manager Customer-Facing Solutions of Standard Register in 2014 and 2015.
Steven S. Zandpour - Age: 49
Steven S. Zandpour has been Executive Vice President, Head of Consumer and Business Banking at Associated and Associated Bank since July 2025. He previously served as Deputy Head of Consumer and Business Banking from January 2025 to July 2025 and joined Associated in January 2024 as Executive Vice President, Director of Consumer and Business Banking. Before joining Associated, he was Head of Specialty Sales at BMO U.S. from February 2019 to December 2023, leading Business Banking, Mortgage Sales, and Mass Affluent Banking for the U.S. footprint. Prior to that, he served as Regional President, Chicago at BMO U.S. from June 2016 to February 2019.

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
The number of shareholders of record of the Corporation’s common stock, $0.01 par value, as of January 30, 2026, was 5,760. Certain of the Corporation’s shares are held in “nominee” or “street” name and the number of beneficial owners of such shares was 42,022.
Payment of future dividends is within the discretion of the Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Corporation. The Board of Directors makes the dividend determination on a quarterly basis.
During the fourth quarter of 2025, the Corporation repurchased $0.5 million of common stock, all of which were repurchases related to tax withholding on equity compensation, with no open market repurchases during the quarter. The repurchase details are presented in the table below. For a detailed discussion of the common stock and depositary share purchases during 2025 and 2024, see Part II, Item 8, Note 9 Stockholders' Equity of the notes to consolidated financial statements.
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
October 1, 2025 - October 31, 2025	6,050	$25.42	—
November 1, 2025 - November 30, 2025	10,873	25.22	—
December 1, 2025 - December 31, 2025	1,847	26.56	—
Total	18,770	$25.42	—	1,516,479
(a) During the fourth quarter of 2025, all common shares repurchased were for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' authorization.
(b) At December 31, 2025, there remained $39.1 million authorized to be repurchased under the Board of Directors' 2021 $100 million authorization. The maximum number of shares that may yet be purchased under this authorization is based on the closing share price on December 31, 2025.

Total Shareholder Return Performance Graph
Set forth below is a line graph (and the underlying data points) comparing the yearly percentage change in the cumulative total shareholder return (change in year-end stock price plus reinvested dividends) on the Corporation’s common stock with the cumulative total return of the S&P 500 Index, the S&P 400 Regional Banks Sub-Industry Index, and the KBW Nasdaq Regional Banking Total Return Index for the period of five fiscal years commencing on January 1, 2021 and ending December 31, 2025. The S&P 400 Regional Banks Sub-Industry Index is comprised of stocks on the S&P Total Market Index that are classified in the regional banks sub-industry. The KBW Nasdaq Regional Banking Total Return Index is comprised of U.S. companies that do business as regional banks or thrifts. The graph assumes the respective values of the investment in the Corporation’s common stock and each index were $100 on December 31, 2020. Historical stock price performance shown on the graph is not necessarily indicative of the future price performance.
5 Year Trend

$225
$200
$175
$150
$125
$100
$75
$50
$100.0
2020
2021
2022
2023
2024
2025
Associated Banc-Corp
S&P 500 Index
S&P 400 Regional Banks Sub-Industry Index
KBW Nasdaq Regional Banking Total Return Index

	2020	2021	2022	2023	2024	2025
Associated Banc-Corp	$100.0	$137.0	$144.9	$139.6	$161.7	$180.6
S&P 500 Index	$100.0	$128.5	$105.3	$132.7	$165.7	$195.0
S&P 400 Regional Banks Sub-Industry Index	$100.0	$141.5	$135.7	$133.8	$155.9	$167.5
KBW Nasdaq Regional Banking Total Return Index	$100.0	$136.6	$127.2	$126.7	$143.4	$152.7
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
The detailed financial discussion that follows focuses on 2025 results compared to 2024. For a discussion of 2024 results compared to 2023, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
The Corporation is a bank holding company headquartered in Wisconsin, providing a broad array of banking and nonbanking products and services to businesses and consumers primarily within our four-state footprint. The Corporation’s primary sources of revenue, through the Bank, are net interest income (predominantly from loans and investment securities) and noninterest income (principally fees and other revenue from financial services provided to customers or ancillary services tied to loans and deposits).
Performance Summary
•Average loans of $30.6 billion for the full year of 2025 increased $892.7 million, or 3%, from 2024, driven primarily by increases in commercial and business lending and auto finance loans, partially offset by a decrease in residential mortgage lending due to the mortgage portfolio sale announced as part of the balance sheet repositioning in the fourth quarter of 2024.
•Average deposits of $34.8 billion for the full year of 2025 increased $1.5 billion, or 4%, from 2024, driven by increases in all deposit types, except money market and brokered CDs.
•Net interest income of $1.2 billion in 2025 increased $153.9 million, or 15%, from 2024. Net interest margin of 3.03% in 2025 increased 25 bp from 2.78% in 2024. The increases in net interest income and net interest margin were driven by decreases in interest expense for interest-bearing deposits and the balance sheet repositioning announced in the fourth quarter of 2024 which sold lower yielding residential mortgage loans and investment securities.
•Provision for credit losses was $54.0 million in 2025, compared to $85.0 million in 2024, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest income of $286.4 million in 2025 increased $295.8 million from 2024, primarily driven by nonrecurring losses on the sale of mortgages and investments in 2024 associated with the balance sheet repositioning announced in the fourth quarter of 2024. Additional increases were due to increased capital markets revenue from an elevated level of activity in our syndications, interest rate swaps and foreign currency businesses. The increases were partially offset by the nonrecurring loss recognized related to the settlement of the mortgage loan sale in the first quarter of 2025 as part of the balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $855.6 million in 2025 increased $37.2 million, or 5%, from 2024, primarily driven by increases in personnel expense reflective of higher variable compensation, which is the result of strong execution against our strategic plan and increased healthcare costs, business development and advertising expense increase due to additional spend on advertising, legal and professional expenses due to increased consultant and IT staff augmentation expenditures, and other noninterest expense primarily due to OREO write downs in 2025. These increases were offset by a decrease in loss on prepayments of FHLB advances due to the nonrecurring fee incurred in 2024 due to the prepayment of long-term FHLB advances.

Table 1 Summary Results of Operations: Trends

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023
Net income	$474,777	$123,145	$182,956
Net income available to common equity	463,277	111,645	171,456
Earnings per common share - basic	2.79	0.73	1.14
Earnings per common share - diluted	2.77	0.72	1.13
Dividend payout ratio(a)	33.33%	121.92%	74.56%
Performance ratios
Return on average assets	1.09%	0.30%	0.45%
Return on average tangible assets(b)	1.13%	0.32%	0.48%
Return on average equity	9.95%	2.86%	4.45%
Return on average tangible common equity (ROATCE)(b)	13.63%	3.99%	6.44%
Efficiency ratios (expense / revenue)
Fully tax-equivalent efficiency ratio	56.29%	67.64%	68.16%
Adjusted efficiency ratio(b)	56.01%	59.34%	58.79%
N/M = Not Meaningful
(a) Ratio is based upon basic earnings per common share.
(b) This is a non-GAAP financial measure. See Table 23 Non-GAAP Measures for a reconciliation to GAAP financial measures.

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
Table 2 provides average daily balances of earning assets and interest-bearing liabilities, the associated interest income and expense, and the corresponding interest rates earned and paid, as well as net interest income, interest rate spread, and net interest margin on a fully tax-equivalent basis for the years ended December 31, 2025, 2024, and 2023. Table 2 presents additional information to facilitate the review and discussion of fully tax-equivalent net interest income, interest rate spread, and net interest margin.

Table 2 Net Interest Income Analysis

	Years Ended December 31,
	2025			2024(a)			2023(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$11,133,436	$718,887	6.46%	$9,967,970	$720,359	7.23%	$9,783,075	$679,257	6.94%
Commercial real estate—owner occupied	1,129,614	64,400	5.70%	1,101,216	66,605	6.05%	1,048,201	60,760	5.80%
Commercial and business lending	12,263,050	783,287	6.39%	11,069,185	786,963	7.11%	10,831,275	740,017	6.83%
Commercial real estate—investor	5,396,914	349,925	6.48%	5,053,175	363,187	7.19%	5,165,710	363,158	7.03%
Real estate construction	1,933,910	139,468	7.21%	2,217,064	175,041	7.90%	2,148,940	156,870	7.30%
Commercial real estate lending	7,330,824	489,393	6.68%	7,270,239	538,228	7.40%	7,314,651	520,028	7.11%
Total commercial	19,593,874	1,272,680	6.50%	18,339,424	1,325,191	7.23%	18,145,926	1,260,045	6.94%
Residential mortgage	7,043,508	262,150	3.72%	7,907,962	278,804	3.53%	8,696,706	293,446	3.37%
Auto finance	2,961,544	165,476	5.59%	2,576,979	144,892	5.62%	1,793,959	89,454	4.99%
Home equity	680,716	49,361	7.25%	607,044	52,404	8.63%	619,507	49,243	7.95%
Other consumer	310,429	34,843	11.22%	265,951	30,982	11.65%	278,195	30,946	11.12%
Total consumer	10,996,197	511,830	4.65%	11,357,935	507,083	4.46%	11,388,367	463,088	4.07%
Total loans	30,590,071	1,784,510	5.83%	29,697,360	1,832,274	6.17%	29,534,293	1,723,134	5.83%
Investments
Taxable securities	6,665,988	288,200	4.32%	5,690,238	199,424	3.50%	5,243,805	146,006	2.78%
Tax-exempt securities(b)	2,002,085	70,377	3.52%	2,111,523	71,458	3.38%	2,288,328	79,673	3.48%
Other short-term investments	944,904	46,568	4.93%	668,730	37,291	5.58%	564,284	28,408	5.03%
Total investments	9,612,977	405,145	4.21%	8,470,491	308,173	3.64%	8,096,417	254,087	3.14%
Total earning assets and related interest income	$40,203,048	$2,189,655	5.45%	$38,167,851	$2,140,446	5.61%	$37,630,710	$1,977,221	5.25%
Other assets, net	3,420,064			3,166,002			3,018,214
Total assets	$43,623,112			$41,333,853			$40,648,923
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,290,992	$72,932	1.38%	$5,080,045	$85,450	1.68%	$4,773,366	$63,945	1.34%
Interest-bearing demand	7,917,003	172,987	2.19%	7,443,738	193,900	2.60%	6,904,514	154,136	2.23%
Money market	5,954,259	151,669	2.55%	5,994,171	181,444	3.03%	6,668,930	177,311	2.66%
Network transaction deposits	1,929,731	82,437	4.27%	1,645,695	85,788	5.21%	1,469,616	75,294	5.12%
Brokered CDs	4,078,557	179,645	4.40%	4,240,621	221,157	5.22%	2,687,316	137,280	5.11%
Other time deposits	3,885,386	144,248	3.71%	3,240,865	134,065	4.14%	2,218,432	65,658	2.96%
Total interest-bearing deposits	29,055,928	803,918	2.77%	27,645,135	901,804	3.26%	24,722,174	673,624	2.72%
Federal funds purchased and securities sold under agreements to repurchase	278,104	10,415	3.75%	272,069	11,754	4.32%	345,519	12,238	3.54%
Other short-term funding	20,177	1,016	5.04%	403,214	20,420	5.06%	8,582	1	0.01%
FHLB advances	2,630,034	113,253	4.31%	1,793,734	98,520	5.49%	3,741,790	196,535	5.25%
Other long-term funding	601,867	43,009	7.15%	640,842	45,781	7.14%	504,438	36,080	7.15%
Total short and long-term funding	3,530,182	167,693	4.75%	3,109,859	176,475	5.67%	4,600,329	244,855	5.32%
Total interest-bearing liabilities and related interest expense	$32,586,110	$971,611	2.98%	$30,754,994	$1,078,279	3.51%	$29,322,503	$918,479	3.13%
Noninterest-bearing demand deposits	5,788,743			5,745,960			6,620,965
Other liabilities	474,382			530,537			594,318
Stockholders’ equity	4,773,877			4,302,362			4,111,138
Total liabilities and stockholders’ equity	$43,623,112			$41,333,853			$40,648,923
Interest rate spread			2.46%			2.10%			2.12%
Net free funds			0.56%			0.68%			0.69%
Fully tax-equivalent net interest income and net interest margin		$1,218,044	3.03%		$1,062,167	2.78%		$1,058,742	2.81%
Fully tax-equivalent adjustment		(16,899)			(14,919)			(19,168)
Net interest income		$1,201,145			$1,047,248			$1,039,573
(a) Prior periods have been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Loans held for sale have been included in the average balances.

Notable Contributions to the Change in 2025 Net Interest Income
•Fully tax-equivalent net interest income was up $155.9 million and net interest income was up $153.9 million, or 15%, compared to 2024. The average yield on earning assets decreased 16 bp compared to 2024 and the cost of interest-bearing liabilities decreased 53 bp from 2024. The increase in net interest income was driven, in part, by the actions taken by the

Corporation as part of the balance sheet repositioning announced in the fourth quarter of 2024 which sold off lower yielding investment securities and residential mortgages. Additionally, continued organic investment activity in the AFS portfolio during 2025 drove higher average investment balances contributing to interest income expansion. Finally, given that the Corporation is slightly asset sensitive, the Federal Reserve decreasing the federal funds target interest rate by 100 bp in the second half of 2024 and 75 bp in the second half of 2025 caused contraction in the interest income earned on loans; however, this contraction was more than offset by the repricing of deposits downward, in line with market rates, resulting in lower interest expense on interest-bearing deposits. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets increased $2.0 billion, or 5% , from 2024. Average loans increased $892.7 million, or 3%, compared to 2024, driven by increases in commercial and industrial loans, auto loans, and commercial real estate lending, partially offset by a decrease in residential mortgage as a result of our balance sheet repositioning announced in the fourth quarter of 2024. Average investments increased $1.1 billion, or 13%, compared to 2024, due to organic investment activity.
•Average interest-bearing liabilities increased $1.8 billion, or 6%, compared to 2024. Average interest-bearing deposits increased $1.4 billion, or 5%, compared to 2024, driven by increases in most deposit types except brokered CDs and money market which decreased slightly. Average total short and long-term funding increased $420.3 million, or 14%, from 2024, primarily driven by an increase in FHLB funding, partially offset by a decrease in other short-term funding related to the payoff of BTFP advances in October 2024. Average noninterest-bearing demand deposits increased $42.8 million, or 1%, compared to 2024.

Table 3 Rate/Volume Analysis(a)

	2025 Compared to 2024 Increase (Decrease) Due to			2024 Compared to 2023 Increase (Decrease) Due to(b)
(Dollars in thousands)	Volume	Rate	Net	Volume	Rate	Net
Interest income
Loans(c)(d)
Commercial and industrial	$79,531	$(81,002)	$(1,471)	$12,900	$28,201	$41,101
Commercial real estate—owner occupied	1,687	(3,892)	(2,205)	3,165	2,679	5,844
Commercial and business lending	81,218	(84,894)	(3,676)	16,066	30,880	46,946
Commercial real estate—investor	23,714	(36,976)	(13,262)	(8,003)	8,032	29
Real estate construction	(21,202)	(14,371)	(35,573)	5,087	13,083	18,171
Commercial real estate lending	2,512	(51,347)	(48,835)	(2,915)	21,115	18,200
Total commercial	83,730	(136,241)	(52,511)	13,150	51,996	65,146
Residential mortgage	(31,602)	14,948	(16,654)	(27,413)	12,771	(14,641)
Auto finance	21,493	(909)	20,584	42,899	12,539	55,438
Home equity	5,921	(8,964)	(3,043)	(1,005)	4,167	3,162
Other consumer	5,026	(1,165)	3,861	(1,398)	1,434	36
Total consumer	838	3,910	4,748	13,083	30,912	43,994
Total loans	84,568	(132,331)	(47,763)	26,233	82,907	109,140
Investments
Taxable securities	37,579	51,197	88,776	13,226	40,191	53,418
Tax-exempt securities(c)	(3,786)	2,705	(1,081)	(6,029)	(2,186)	(8,215)
Other short-term investments	14,004	(4,727)	9,277	5,616	3,267	8,883
Total investments	47,797	49,175	96,972	12,813	41,272	54,086
Total earning assets	$132,365	$(83,156)	$49,209	$39,046	$124,180	$163,226
Interest expense
Savings	$3,428	$(15,946)	$(12,518)	$4,319	$17,186	$21,505
Interest-bearing demand	11,765	(32,678)	(20,913)	12,678	27,085	39,763
Money market	(1,200)	(28,575)	(29,775)	(18,989)	23,123	4,134
Network transaction deposits	13,501	(16,852)	(3,351)	9,159	1,336	10,495
Brokered CDs	(8,194)	(33,318)	(41,512)	80,992	2,885	83,876
Other time deposits	24,859	(14,676)	10,183	36,727	31,679	68,406
Total interest-bearing deposits	44,159	(142,045)	(97,886)	124,886	103,294	228,180
Federal funds purchased and securities sold under agreements to repurchase	255	(1,594)	(1,339)	(2,883)	2,399	(484)
Other short-term funding	(19,297)	(107)	(19,404)	1,771	18,648	20,419
FHLB advances	39,154	(24,421)	14,733	(106,619)	8,604	(98,015)
Other long-term funding	(2,785)	13	(2,772)	9,745	(44)	9,701
Total short and long-term funding	17,327	(26,109)	(8,782)	(97,986)	29,606	(68,380)
Total interest-bearing liabilities	61,486	(168,154)	(106,668)	26,900	132,900	159,800
Fully tax-equivalent net interest income (expense)	$70,879	$84,998	$155,877	$12,146	$(8,721)	$3,426
(a) The change in interest due to both rate and volume has been allocated in proportion to the relationship to the dollar amounts of the change in each.
(b) Prior periods have been adjusted to conform with current period presentation.
(c) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(d) Loans held for sale have been included in the average balances used in the analysis.
Provision for Credit Losses
The provision for credit losses is predominantly a function of the Corporation’s reserving methodology and judgments as to other qualitative and quantitative factors used to determine the appropriate level of the ACLL, which focuses on changes in the size and character of the loan portfolio, changes in levels of individually evaluated and other nonaccrual loans, historical losses and delinquencies in each portfolio category, the risk inherent in specific loans, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, and other factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2025 was the Moody's baseline scenario from November 2025, which was reviewed against the December 2025 baseline scenario with no material updates made, over a two-year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. See additional discussion under the sections titled Loans, Credit Risk, Nonperforming Assets, and Allowance for Credit Losses on Loans.

Noninterest Income
Table 4 Noninterest Income

	Years Ended December 31,			$ Change		% Change
(Dollars in thousands, except as noted)	2025	2024	2023	2025 from 2024	2024 from 2023	2025 from 2024	2024 from 2023
Wealth management fees	$96,579	$92,569	$82,502	$4,010	$10,067	4%	12%
Service charges and deposit account fees	53,649	51,642	49,045	2,007	2,597	4%	5%
Card-based fees	46,629	46,921	45,020	(292)	1,901	(1)%	4%
Other fee-based revenue	21,216	19,499	17,268	1,717	2,231	9%	13%
Capital markets, net	32,048	22,084	24,649	9,964	(2,565)	45%	(10)%
Mortgage banking, net	14,502	10,686	19,429	3,816	(8,743)	36%	(45)%
Loss on mortgage portfolio sale	(6,976)	(130,406)	(136,239)	123,430	5,833	(95)%	(4)%
Bank and corporate owned life insurance	17,195	13,477	10,266	3,718	3,211	28%	31%
Asset gains (losses), net	1,565	(1,042)	454	2,607	(1,496)	N/M	N/M
Investment securities gains (losses), net	49	(144,147)	(58,903)	144,196	(85,244)	N/M	145%
Other	9,944	9,310	9,691	634	(381)	7%	(4)%
Total noninterest income (loss)	$286,400	$(9,407)	$63,182	$295,807	$(72,589)	N/M	N/M
Assets under management, at market value(a)	$16,132	$14,773	$13,545	$1,359	$1,228	9%	9%
N/M = Not Meaningful
(a) In millions. Excludes assets held in brokerage accounts.
Notable Contributions to the Change in 2025 Noninterest Income
•Capital markets increased $10.0 million from 2024, primarily due to an elevated level of activity in our interest rate swap, syndications, and foreign currency businesses.
•Mortgage banking increased $3.8 million from 2024, primarily as a result of increased gains on sales of mortgage loans originated for sale and MSR income impacts.
•Loss on mortgage portfolio sale decreased $123.4 million from 2024 driven by a nonrecurring $130.4 million loss on sale of mortgages recognized in 2024 following the balance sheet repositioning announced during the fourth quarter of 2024, and an additional $7.0 million loss that was recognized in 2025 upon completion of the sale.
•Bank and corporate owned life insurance increased $3.7 million 2024, driven by an increased number of claims.
•Asset gains (losses), net improved $2.6 million from 2024, driven primarily by deferred compensation valuation adjustments given market conditions.
•Investment securities (losses) gains, net improved $144.2 million from 2024, driven primarily by a nonrecurring $148.2 million net loss on a sale of investments associated with the balance sheet repositioning announced during the fourth quarter of 2024.

Noninterest Expense
Table 5 Noninterest Expense

	Years Ended December 31,			$ Change		% Change
(Dollars in thousands)	2025	2024	2023	2025 from 2024	2024 from 2023	2025 from 2024	2024 from 2023
Personnel	$521,723	$487,956	$468,355	$33,767	$19,601	7%	4%
Technology	110,877	107,563	102,018	3,314	5,545	3%	5%
Occupancy	55,011	54,622	57,204	389	(2,582)	1%	(5)%
Business development and advertising	31,614	28,142	28,405	3,472	(263)	12%	(1)%
Equipment	20,277	18,431	19,663	1,846	(1,232)	10%	(6)%
Legal and professional	23,934	21,601	19,911	2,333	1,690	11%	8%
Loan and foreclosure costs	8,264	8,471	5,408	(207)	3,063	(2)%	57%
FDIC assessment	36,713	38,439	67,072	(1,726)	(28,633)	(4)%	(43)%
Other intangible amortization	8,811	8,811	8,811	—	—	—%	—%
Loss on prepayments of FHLB advances	—	14,243	—	(14,243)	14,243	N/M	N/M
Other	38,415	30,118	36,837	8,297	(6,719)	28%	(18)%
Total noninterest expense	$855,639	$818,397	$813,682	$37,242	$4,715	5%	1%

Average FTEs(a)	3,886	4,030	4,199	(144)	(169)	(4)%	(4)%
Noninterest expense / average assets	1.96%	1.98%	2.00%
(a) Average FTEs without overtime
Notable Contributions to the Change in 2025 Noninterest Expense
•Personnel expense increased $33.8 million from 2024 largely driven by continued investment in our colleagues as we continue to execute on our growth strategy.
•Business development and advertising expense increased $3.5 million from 2024 primarily due to additional spend on advertising including direct mail and television production.
•Legal and professional expenses increased $2.3 million from 2024, primarily driven by increased consultant and IT staff augmentation expenses in the current year.
•The decrease in loss on prepayments of FHLB advances was due to the prepayment of $600.0 million of long-term FHLB advances in the fourth quarter of 2024, for which the Corporation incurred a nonrecurring loss of $14.2 million.
•Other noninterest expense increased $8.3 million from 2024 primarily due to OREO write downs in 2025 as compared to a gain on the sale of OREO properties in 2024 and higher donation expenditures in 2025.

Income Taxes
The Corporation recognized income tax expense of $103.1 million for 2025, compared to income tax expense of $11.3 million for 2024. The Corporation's effective tax rate was 17.85% for 2025, compared to an effective tax rate of 8.41% for 2024. The increase in income tax expense and higher effective tax rate during 2025 were primarily due to a strategic reallocation of the investment portfolio and the adoption of a legal entity rationalization plan that resulted in the recognition of deferred tax benefits in 2024 and increased net income in 2025.
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

Balance Sheet Analysis
•At December 31, 2025, total assets were $45.2 billion, up $2.2 billion, or 5%, from December 31, 2024.
◦Interest bearing deposits in other financial institutions were $1.1 billion at December 31, 2025, up $690.5 million, or 152%, from December 31, 2024. Federal funds sold and securities purchased under agreement to resell were $1.4 million at December 31, 2025, down $20.6 million, or 94% from December 31, 2024. See Consolidated Statements of Cash Flows for detailed information.
◦AFS investment securities at fair value were $5.4 billion at December 31, 2025, up $816.1 million, or 18%, from December 31, 2024. Regulatory stocks were $252.5 million at December 31, 2025, up $72.8 million, or 41%, from December 31, 2024. See Note 2 Investment Securities of the notes to the consolidated financial statements for details on these changes.
◦Loans of $31.2 billion at December 31, 2025 were up $1.4 billion, or 5%, from December 31, 2024 primarily due to increases in commercial and business lending and auto finance loans, offset by a decrease in residential mortgage loans. See section Loans and Note 3 Loans of the notes to consolidated financial statements for additional details.
◦Residential loans held for sale were $72.5 million at December 31, 2025, down $574.2 million, or 89%, from December 31, 2024. The decrease from December 31, 2024 was a result of the mortgage portfolio sale announced as part of the balance sheet repositioning in the fourth quarter of 2024 and the sale closing in January 2025.
•At December 31, 2025, total liabilities were $40.2 billion, up $1.8 billion, or 5%, from December 31, 2024.
◦Short-term funding was $307.9 million at December 31, 2025, down $162.5 million, or 35%, from December 31, 2024. FHLB advances were $3.3 billion at December 31, 2025, up $1.4 billion, or 76%, from December 31, 2024. These changes were due to a mix shift in funding away from federal funds purchased to short-term FHLB advances. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
◦Other long-term funding was $594.3 million at December 31, 2025, down $243.4 million, or 29%, from December 31, 2024, primarily due to subordinated notes maturing in January 2025. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
◦Accrued expenses and other liabilities were $463.1 million, down $105.4 million, or 19%, from December 31, 2024, primarily due to decreases in derivative liabilities. See Note 13 Derivative and Hedging Activities of the notes to consolidated financial statements for additional details.
•At December 31, 2025, the loans to deposits ratio was 87.65%, up from 85.92% at December 31, 2024.

Loans
Table 6 Period End Loan Composition

	As of December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$11,799,757	38%	$10,573,741	36%	$9,731,555	33%
Commercial real estate — owner occupied	1,186,324	4%	1,143,741	4%	1,061,700	4%
Commercial and business lending	12,986,081	42%	11,717,483	39%	10,793,255	37%
Commercial real estate — investor	5,246,030	17%	5,227,975	18%	5,124,245	18%
Real estate construction	1,994,642	6%	1,982,632	7%	2,271,398	8%
Commercial real estate lending	7,240,672	23%	7,210,607	24%	7,395,644	25%
Total commercial	20,226,753	65%	18,928,090	64%	18,188,898	62%
Residential mortgage	6,793,957	22%	7,047,541	24%	7,864,891	27%
Auto finance	3,106,498	10%	2,810,220	9%	2,256,162	8%
Home equity	713,271	2%	664,252	2%	628,526	2%
Other consumer	323,135	1%	318,483	1%	277,740	1%
Total consumer	10,936,861	35%	10,840,496	36%	11,027,319	38%
Total loans	$31,163,614	100%	$29,768,586	100%	$29,216,218	100%
Commercial real estate and real estate construction loan detail
Non-owner occupied	$3,215,636	61%	$3,210,509	61%	$3,362,085	66%
Multi-family	2,028,760	39%	2,015,401	39%	1,759,504	34%
Farmland	1,634	—%	2,065	—%	2,656	—%
Commercial real estate — investor	$5,246,030	100%	$5,227,975	100%	$5,124,245	100%
1-4 family construction	$191,892	10%	$160,699	8%	$275,292	12%
All other construction	1,802,750	90%	1,821,933	92%	1,996,106	88%
Real estate construction	$1,994,642	100%	$1,982,632	100%	$2,271,398	100%
The Corporation has long-term guidelines relative to the proportion of Commercial and Business, CRE, and Consumer loans within the overall loan portfolio. Furthermore, certain sub-asset classes within the respective portfolios are further defined and dollar limitations are placed on these sub-portfolios. These guidelines and limits are reviewed quarterly and approved annually by the ERC. These guidelines and limits are designed to create balance and diversification within the loan portfolios.
In the first quarter of 2025, the Corporation completed a mortgage portfolio sale of $722.9 million in residential mortgages at a loss of $130.4 million as part of the balance sheet repositioning announced during the fourth quarter of 2024. The proceeds of this sale were used to pay down long-term FHLB advances and reinvest into higher yielding investment securities.
During the fourth quarter of 2023, the Corporation completed a mortgage portfolio sale of $968.6 million of residential mortgages at a loss of $136.2 million related to the balance sheet repositioning announced during the fourth quarter of 2023. The proceeds of this sale were used to pay down higher cost funding and increase liquidity capacity.

The Corporation's loan distribution and interest rate sensitivity as of December 31, 2025 are summarized in the following table:
Table 7 Loan Distribution and Interest Rate Sensitivity

(Dollars in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Fixed rate
Commercial and industrial	$4,693,130	$1,007,322	$372,774	$470	$6,073,696	19%
Commercial real estate — owner occupied	135,508	245,098	94,870	—	475,476	2%
Commercial and business lending	4,828,638	1,252,420	467,644	470	6,549,172	21%
Commercial real estate — investor	496,650	259,389	10,888	—	766,927	2%
Real estate construction	287,453	30,377	8,865	—	326,695	1%
Commercial real estate lending	784,103	289,766	19,753	—	1,093,622	4%
Total commercial	5,612,741	1,542,186	487,397	470	7,642,794	25%
Residential mortgage	7,636	52,475	309,644	4,099,119	4,468,874	14%
Auto finance	5,191	1,793,088	1,308,219	—	3,106,498	10%
Home equity	360	5,318	21,297	7,555	34,530	—%
Other consumer	7,121	27,959	16,963	4,839	56,882	—%
Total consumer	20,308	1,878,840	1,656,123	4,111,513	7,666,784	25%
Total fixed rate loans	$5,633,049	$3,421,026	$2,143,520	$4,111,983	$15,309,578	49%
Floating or adjustable rate
Commercial and industrial	$5,676,991	$48,522	$548	$—	$5,726,061	18%
Commercial real estate — owner occupied	710,151	697	—	—	710,848	2%
Commercial and business lending	6,387,142	49,219	548	—	6,436,909	21%
Commercial real estate — investor	4,477,941	1,162	—	—	4,479,103	14%
Real estate construction	1,667,485	462	—	—	1,667,947	5%
Commercial real estate lending	6,145,426	1,624	—	—	6,147,050	20%
Total commercial	12,532,568	50,843	548	—	12,583,959	40%
Residential mortgage	199,876	984,186	1,140,966	55	2,325,083	7%
Auto finance	—	—	—	—	—	—%
Home equity	678,043	698	—	—	678,741	2%
Other consumer	266,253	—	—	—	266,253	1%
Total consumer	1,144,172	984,884	1,140,966	55	3,270,077	10%
Total floating or adjustable rate loans	$13,676,740	$1,035,727	$1,141,514	$55	$15,854,036	51%

Total loans	$19,309,789	$4,456,753	$3,285,034	$4,112,038	$31,163,614	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At December 31, 2025, $21.5 billion, or 69%, of the total loans outstanding and $18.2 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At December 31, 2025, no significant concentrations existed in the Corporation’s loan portfolio in excess of 10% of total loan exposure.

Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and ABL and equipment financing.
Table 8 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

December 31, 2025	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
(Dollars in thousands)
Utilities(a)	221	$3,009,210	$3,787,934	9%
Real Estate(b)	531	2,183,905	3,757,948	9%
Credit Intermediation and Related Activities(c)	522	671,604	1,331,594	3%
Merchant Wholesalers, Durable Goods	423	713,836	1,212,061	3%
(a) 68% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
(b) Includes REIT lines
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
Table 9 Largest Commercial Real Estate - Investor Property Type Exposures

December 31, 2025	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	37%
Industrial	3%	27%
Office	2%	16%
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
Table 10 Largest Real Estate Construction Property Type Exposures

December 31, 2025	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	52%
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
Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g., private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's three-state branch footprint, with approximately 88% of the outstanding loan balances in the Corporation's branch footprint at December 31, 2025. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
The Corporation generally retains certain adjustable-rate residential real estate mortgages in its loan portfolio, including retail and private banking jumbo mortgages and CRA-related mortgages. As part of management's historical practice of originating and servicing residential mortgage loans, generally the Corporation's 30-year, agency conforming, fixed-rate residential real estate mortgage loans have been sold in the secondary market with servicing rights retained. Subject to management's analysis of the current interest rate environment, among other market factors, the Corporation may choose to retain mortgage loan production on its balance sheet.
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

Nonperforming Assets
Management is committed to a proactive nonaccrual and problem loan identification philosophy. This philosophy is implemented through the ongoing monitoring and review of all pools of risk in the loan portfolio to ensure that problem loans are identified quickly and the risk of loss is minimized. Table 11 provides detailed information regarding NPAs, which include nonaccrual loans, OREO, and repossessed assets, and also includes information on accruing loans past due and restructured loans:
Table 11 Nonperforming Assets

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Nonperforming assets
Commercial and industrial	$7,178	$19,084	$62,022
Commercial real estate — owner occupied	203	1,501	1,394
Commercial and business lending	7,381	20,585	63,416
Commercial real estate — investor	8,311	16,705	—
Real estate construction	144	30	6
Commercial real estate lending	8,455	16,735	6
Total commercial	15,836	37,320	63,422
Residential mortgage	68,492	70,038	71,142
Auto finance	8,271	7,402	5,797
Home equity	7,774	8,378	8,508
Other consumer	55	122	128
Total consumer	84,592	85,941	85,574
Total nonaccrual loans	100,428	123,260	148,997
Commercial real estate owned	25,530	11,914	914
Residential real estate owned	2,414	2,068	1,290
Bank properties real estate owned(a)	72	6,235	8,301
OREO	28,016	20,217	10,506
Repossessed assets	757	687	919
Total nonperforming assets	$129,201	$144,164	$160,421
Accruing loans past due 90 days or more
Commercial	$370	$642	$19,812
Consumer(b)	2,444	2,547	1,876
Total accruing loans past due 90 days or more	$2,814	$3,189	$21,689
Restructured loans (accruing)
Commercial	$458	$475	$306
Consumer	5,584	3,057	2,414
Total restructured loans (accruing)	$6,042	$3,531	$2,719
Nonaccrual restructured loans (included in nonaccrual loans)	$3,472	$2,581	$805
Ratios
Nonaccrual loans to total loans	0.32%	0.41%	0.51%
NPAs to total loans plus OREO and repossessed assets	0.41%	0.48%	0.55%
NPAs to total assets	0.29%	0.34%	0.39%
Allowance for credit losses on loans to nonaccrual loans	417.56%	326.40%	258.98%

Table 11 Nonperforming Assets (continued)

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Accruing loans 30-89 days past due
Commercial and industrial	$2,683	$1,260	$5,565
Commercial real estate — owner occupied	34	1,634	358
Commercial and business lending	2,717	2,893	5,923
Commercial real estate — investor	19,405	36,391	18,697
Real estate construction	117	21	—
Commercial real estate lending	19,522	36,412	18,697
Total commercial	22,239	39,305	24,619
Residential mortgage	13,135	14,892	13,446
Auto finance	16,445	14,850	17,386
Home equity	3,779	4,625	4,208
Other consumer(b)	2,704	3,128	2,166
Total consumer	36,063	37,496	37,205
Total accruing loans 30-89 days past due	$58,302	$76,801	$61,825
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for December 31, 2025 was the Moody's baseline scenario from November 2025, which was reviewed against the December 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 3 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 6 provides information on loan growth and period end loan composition, Table 11 provides additional information regarding NPAs, and Table 12 and Table 13 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at December 31, 2025 and December 31, 2024 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 12 Allowance for Credit Losses on Loans

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Allowance for loan losses
Balance at beginning of period	$363,545	$351,094	$312,720
Provision for loan losses	51,500	81,000	87,000
Charge offs	(54,953)	(76,415)	(58,768)
Recoveries	17,976	7,867	10,142
Net charge offs	(36,977)	(68,549)	(48,626)
Balance at end of period	$378,068	$363,545	$351,094
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$34,776	$38,776
Provision for unfunded commitments	2,500	4,000	(4,000)
Balance at end of period	$41,276	$38,776	$34,776
Allowance for credit losses on loans	$419,344	$402,322	$385,870
Provision for credit losses on loans	54,000	85,000	83,000
Net loan (charge offs) recoveries
Commercial and industrial	$(6,258)	$(45,369)	$(42,672)
Commercial real estate — owner occupied	(113)	4	(15)
Commercial and business lending	(6,371)	(45,365)	(42,687)
Commercial real estate — investor	(18,221)	(11,187)	2,763
Real estate construction	154	65	55
Commercial real estate lending	(18,067)	(11,122)	2,819
Total commercial	(24,438)	(56,487)	(39,868)
Residential mortgage	(533)	(750)	(411)
Auto finance	(5,723)	(6,637)	(4,709)
Home equity	583	1,150	837
Other consumer	(6,866)	(5,826)	(4,475)
Total consumer	(12,539)	(12,062)	(8,758)
Total net charge offs	$(36,977)	$(68,549)	$(48,626)
Ratios
Allowance for credit losses on loans to total loans	1.35%	1.35%	1.32%
Allowance for credit losses on loans to net charge offs	11.3x	5.9x	7.9x
Loan evaluation method for ACLL
Individually evaluated for impairment	$2,992	$5,689	$15,492
Collectively evaluated for impairment	375,076	396,632	370,378
Total ACLL	$378,068	$402,322	$385,870
Loan balance
Individually evaluated for impairment	$21,651	$37,172	$62,712
Collectively evaluated for impairment	31,141,963	29,731,414	29,153,505
Total loan balance	$31,163,614	$29,768,586	$29,216,218

Table 13 Net (Charge Offs) Recoveries to Average Loans

	Years Ended December 31,
(In basis points)	2025	2024	2023
Net loan (charge offs) recoveries
Commercial and industrial	(6)	(46)	(44)
Commercial real estate — owner occupied	(1)	—	—
Commercial and business lending	(5)	(41)	(39)
Commercial real estate — investor	(34)	(22)	5
Real estate construction	1	—	—
Commercial real estate lending	(25)	(15)	4
Total commercial	(12)	(31)	(22)
Residential mortgage	(1)	(1)	—
Auto finance	(19)	(26)	(26)
Home equity	9	19	14
Other consumer	(221)	(219)	(161)
Total consumer	(11)	(11)	(8)
Total net charge offs	(12)	(23)	(16)
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total loans increased $1.4 billion, or 5%, from December 31, 2024, driven by increases in commercial and industrial lending and auto finance, partially offset by a decrease in residential mortgage lending, mainly due to the Corporation's balance sheet repositioning in December 2024. See also Note 3 Loans of the notes to consolidated financial statements for additional information on loans.
•Total nonaccrual loans decreased $22.8 million, or 19%, from December 31, 2024, primarily driven by decreases in nonaccrual loans within the Corporation's commercial and industrial portfolio and CRE-investor portfolio, partially offset by increases in nonaccrual loans within the auto finance portfolio and real estate construction portfolio. See also Note 3 Loans of the notes to consolidated financial statements and section Nonperforming Assets for additional disclosures on the changes in asset quality.
•For the year ended December 31, 2025, net charge offs decreased $31.6 million, or 46%, from December 31, 2024, primarily driven by a decrease in net charge offs in the Corporation's commercial and industrial portfolio, partially offset by an increase in net charge offs in the CRE-investor portfolio. See Tables 12 and 13 for additional information regarding the activity in the ACLL.
Management believes the level of ACLL to be appropriate at December 31, 2025.
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
The Corporation's investment securities portfolio contains the following types of securities:
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
Residential and commercial mortgage-related securities: Residential and commercial mortgage-related securities include predominantly FNMA, FHLMC and GNMA MBS and CMOs. The Corporation also has private-label residential mortgage-related securities are the most senior AAA-rated tranche CMO securities issued by a non-agency sponsor and collateralized by Prime Jumbo residential mortgage loans. The fair value of these mortgage-related securities is subject to inherent risks, such as prepayment risk and interest rate changes.
FFELP asset backed securities: FFELP asset backed securities are collateralized with government guaranteed student loans.
SBA asset backed securities: SBA asset backed securities are securities whose underlying assets are loans from the SBA. These loans are backed by the U.S. government.
Other debt securities: Other debt securities are primarily comprised of debt securities that mature within 3 years and have a rating of A.

Table 14 Investment Securities Portfolio

	At December 31,
(Dollars in thousands)	2025	% of Total	2024	% of Total	2023	% of Total
AFS investment securities
Amortized cost
U.S. Treasury securities	$—	—%	$—	—%	$39,984	1%
Obligations of state and political subdivisions (municipal securities)	3,063	—%	3,063	—%	94,008	3%
Residential mortgage-related securities:
FNMA/FHLMC	134,142	3%	120,272	3%	1,274,052	34%
GNMA	5,000,015	93%	4,236,199	92%	2,021,242	54%
Commercial mortgage-related securities:
FNMA/FHLMC	17,959	—%	18,332	—%	18,691	—%
GNMA	113,374	2%	116,275	3%	161,928	4%
Asset backed securities:
FFELP	95,977	2%	108,319	2%	135,832	4%
SBA	283	—%	495	—%	1,077	—%
Other debt securities	3,000	—%	3,000	—%	3,000	—%
Total amortized cost	$5,367,813	100%	$4,605,954	100%	$3,749,814	100%
Fair value
U.S. Treasury securities	$—	—%	$—	—%	$35,902	1%
Obligations of state and political subdivisions (municipal securities)	3,044	—%	3,005	—%	91,817	3%
Residential mortgage-related securities:
FNMA/FHLMC	129,863	3%	110,928	2%	1,120,794	31%
GNMA	5,039,829	93%	4,227,727	92%	2,042,675	57%
Commercial mortgage-related securities:
FNMA/FHLMC	16,958	—%	17,000	—%	16,937	—%
GNMA	109,556	2%	111,475	2%	154,793	4%
Asset backed securities:
FFELP	95,046	2%	107,839	2%	133,975	4%
SBA	269	—%	471	—%	1,051	—%
Other debt securities	2,998	—%	2,989	—%	2,950	—%
Total fair value and carrying value	$5,397,563	100%	$4,581,434	100%	$3,600,892	100%
Net unrealized gains (losses)	$29,750		$(24,520)		$(148,922)

Table 14 Investment Securities Portfolio (continued)

	At December 31,
(Dollars in thousands)	2025	% of Total	2024	% of Total	2023	% of Total
HTM investment securities
Amortized cost
U.S. Treasury securities	$996	—%	$1,000	—%	$999	—%
Obligations of state and political subdivisions (municipal securities)	1,628,088	45%	1,659,722	44%	1,682,473	44%
Residential mortgage-related securities:
FNMA/FHLMC	823,630	23%	885,476	24%	941,973	24%
GNMA	39,123	1%	43,693	1%	48,979	1%
Private-label	302,817	9%	324,182	9%	345,083	9%
Commercial mortgage-related securities:
FNMA/FHLMC	763,370	21%	772,456	21%	780,995	20%
GNMA	44,552	1%	52,219	1%	59,733	2%
Total amortized cost and carrying value	$3,602,576	100%	$3,738,747	100%	$3,860,235	100%
Fair value
U.S. Treasury securities	$1,015	—%	$999	—%	$963	—%
Obligations of state and political subdivisions (municipal securities)	1,507,302	47%	1,486,642	47%	1,554,059	46%
Residential mortgage-related securities:
FNMA/FHLMC	696,462	22%	721,946	23%	804,393	24%
GNMA	36,884	1%	39,927	1%	46,170	1%
Private-label	258,827	8%	266,353	8%	289,507	9%
Commercial mortgage-related securities:
FNMA/FHLMC	650,366	21%	623,595	20%	632,914	19%
GNMA	40,138	1%	46,032	1%	52,619	2%
Total fair value	$3,190,994	100%	$3,185,494	100%	$3,380,624	100%
Net unrealized losses	$(411,582)		$(553,253)		$(479,610)
During the fourth quarter of 2024 as part of a balance sheet repositioning, the Corporation sold lower yielding AFS securities with a carrying value of $1.1 billion at a net loss of $148.2 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities.
During the fourth quarter of 2023 as part of a balance sheet repositioning, the Corporation sold lower yielding AFS securities with a carrying value of $715.1 million at a net loss of $64.9 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities.
At December 31, 2025, the Corporation’s investment securities portfolio did not contain securities of any single non-government or non-GSE issuer that were payable from and secured by the same source of revenue or taxing authority where the aggregate carrying value of such securities exceeded 5% of stockholders’ equity.
The Corporation did not recognize any credit-related write-downs to the allowance for credit losses on investments during 2025, 2024, or 2023. See Note 1 Summary of Significant Accounting Policies for management's accounting policy for investment securities and Note 2 Investment Securities of the notes to consolidated financial statements for additional investment securities disclosures.

Table 15 Investment Securities Portfolio Maturity Distribution(a)

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Fair Value	Weighted Average Yield(b)
AFS securities
Obligations of state and political subdivisions (municipal securities)
After one but within five years	$2,430	$2,424	4.41%
After ten years	633	620	4.46%
Total obligations of state and political subdivisions (municipal securities)	$3,063	$3,044	4.42%
Agency residential mortgage-related securities
Within one year	$227,011	$228,194	6.03%
After one but within five years	4,217,709	4,251,763	5.16%
After five years but within ten years	591,705	591,618	4.56%
After ten years	97,732	98,117	5.19%
Total agency residential mortgage-related securities	$5,134,157	$5,169,692	5.13%
Agency commercial mortgage-related securities
Within one year	$803	$778	2.31%
After one but within five years	84,383	81,515	3.69%
After five years but within ten years	46,147	44,221	3.92%
Total agency commercial mortgage-related securities	$131,333	$126,514	3.77%
Asset backed securities
Within one year	$8	$8	5.31%
After one but within five years	75,576	75,007	5.30%
After five years but within ten years	20,676	20,300	5.08%
Total asset backed securities	$96,260	$95,315	5.25%
Other debt securities
Within one year	$1,000	$1,000	4.40%
After one but within five years	2,000	1,998	4.88%
Total other debt securities	$3,000	$2,998	4.72%
Total AFS securities	$5,367,813	$5,397,563	5.10%

HTM securities
U.S. Treasury securities
After one but within five years	$996	$1,015	4.49%
Obligations of state and political subdivisions (municipal securities)
Within one year	$4,214	$4,215	4.40%
After one but within five years	98,081	98,021	4.08%
After five years but within ten years	218,537	218,398	4.03%
After ten years	1,307,256	1,186,668	3.69%
Total obligations of state and political subdivisions (municipal securities)	$1,628,088	$1,507,302	3.76%
Agency residential mortgage-related securities
After one but within five years	$32,391	$30,864	3.63%
After five years but within ten years	281,632	233,526	2.21%
After ten years	548,730	468,956	2.20%
Total agency residential mortgage-related securities	$862,753	$733,346	2.26%
Private-label residential mortgage-related securities
After one but within five years	$52,479	$47,036	2.54%
After five years but within ten years	250,338	211,791	2.31%
Total private-label residential mortgage-related securities	$302,817	$258,827	2.35%
Agency commercial mortgage-related securities
Within one year	$3,042	$2,933	2.35%
After one but within five years	345,903	308,464	1.56%
After five years but within ten years	313,249	264,357	2.32%
After ten years	145,728	114,750	2.13%
Total agency commercial mortgage-related securities	$807,922	$690,504	1.96%
Total HTM securities	$3,602,576	$3,190,994	2.88%
(a) Expected maturities will differ from contractual maturities, as borrowers may have the right to call or repay obligations with or without call or prepayment penalties.
(b) Yields on tax-exempt securities are computed on a fully tax-equivalent basis using a tax rate of 21%.

In addition to the investment securities portfolio noted above, the Corporation also holds the following investments:
Equity Securities with Readily Determinable Fair Values: Equity securities with readily determinable fair values is primarily comprised of mutual funds.

Equity Securities without Readily Determinable Fair Values: Equity securities without readily determinable fair values primarily consists of an investment in a private loan fund, and historically, Visa Class B restricted shares which the Corporation sold all remaining shares during the first quarter of 2024.
Regulatory Stock: The Corporation is required to hold and maintain, for regulatory purposes, Federal Reserve Bank stock and FHLB stock as member banks of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions.
See Note 2 Investment Securities of the notes to consolidated financial statements for additional information on the equity securities and regulatory stock.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 16 Period End Deposit and Customer Funding Composition(a)

	As of December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,126,632	17%	$5,775,657	17%	$6,119,956	18%
Savings	5,471,870	15%	5,133,295	15%	4,835,701	14%
Interest-bearing demand	7,823,362	22%	7,994,475	23%	7,561,353	23%
Money market	6,139,438	17%	6,009,793	17%	6,046,928	18%
Network transaction deposits	2,154,995	6%	1,758,388	5%	1,566,139	5%
Brokered CDs	3,795,133	11%	4,276,309	12%	4,447,479	13%
Other time deposits	4,041,178	11%	3,700,518	11%	2,868,494	9%
Total deposits	$35,552,608	100%	$34,648,434	100%	$33,446,049	100%
Other customer funding(b)	47,794		100,044		106,620
Total deposits and other customer funding	$35,600,402		$34,748,478		$33,552,669
Less: Total network transaction deposits and brokered CDs	5,950,128		6,034,697		6,013,618
Core customer deposits(c) and other customer funding	$29,650,274		$28,713,780		$27,539,051
Time deposits of more than $250,000	$834,309		$757,675		$522,626
(a) Prior periods have been adjusted to conform with current period presentation.
(b) Includes repurchase agreements.
(c) Total deposits excluding brokered CDs and network transaction deposits. This is a non-GAAP financial measure. See Table 23 Non-GAAP Measures for a reconciliation to GAAP financial measures.

•Total deposits, which are the Corporation's largest source of funds, increased $904.2 million, or 3%, from December 31, 2024 driven by growth in all deposit types except interest-bearing demand and brokered CDs.
•Total uninsured deposits were $17.0 billion, $15.5 billion and $14.8 billion at December 31, 2025, 2024 and 2023 respectively. The increase was primarily driven by increase in balances in business deposit accounts. Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were $9.4 billion or 26.5% of total deposits at December 31, 2025, compared to $8.0 billion or 23.0% at December 31, 2024 and $7.6 billion or 22.7% at December 31, 2023.
Table 17 Maturity Distribution – Time Deposits of $250,000 or More

(Dollars in thousands)	December 31, 2025
Three months or less	$351,362
Over three months through six months	373,122
Over six months through twelve months	107,581
Over twelve months	2,244
Total	$834,309
Selected period end deposit information is detailed in Note 7 Deposits of the notes to consolidated financial statements, including a maturity distribution of all time deposits at December 31, 2025. See Table 2 for additional information on average deposit balances and deposit rates.

Other Funding Sources
Short-Term Funding: Short-term funding is comprised of short-term FHLB advances (with original contractual maturities less than one year), federal funds purchased, securities sold under agreements to repurchase. Many short-term funding sources are secured with collateral, expected to be reissued, and, therefore, do not represent an immediate need for cash. The organization manages to a multitude of liquidity risk limits which consider availability of short-term funding sources across a spectrum of stress scenarios, among other risk-based assumptions. Short-term funding sources at December 31, 2025 were $3.2 billion, an increase of $1.4 billion, or 84%, from December 31, 2024, driven by a $1.6 billion, or 128%, increase in short-term FHLB advances.
Long-Term Funding: Long-term funding is comprised of long-term FHLB advances (with original contractual maturities greater than one year), senior notes, subordinated notes, and finance leases. Long-term funding at December 31, 2025 was $1.0 billion, a decrease of $434.3 million, or 30%, from December 31, 2024, driven by a $250.0 million, or 45%, decrease in subordinated notes, and a $197.4 million, or 32%, decrease in long-term FHLB advances.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At December 31, 2025, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of December 31, 2025, the Bank had $6.2 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of December 31, 2025, the Bank had $6.4 billion available for discount window borrowings.
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
Table 18 Liquidity Sources and Uninsured Deposit Coverage Ratio

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Federal Reserve Bank balance	$1,139,401	$451,298	$421,848
Available FHLB Chicago capacity	6,221,495	7,097,420	5,985,385
Available Federal Reserve Bank discount window capacity	6,443,766	2,778,294	1,433,655
Available BTFP capacity	—	—	522,465
Funding available within one business day(a)	13,804,662	10,327,012	8,363,353
Available federal funds lines	1,846,000	1,164,000	1,550,000
Available brokered deposits capacity(b)	823,055	418,198	138,512
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000
Total available liquidity	$17,473,717	$12,909,210	$11,051,865
Uninsured and uncollateralized deposits	$9,432,066	$7,954,259	$7,586,047
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	146%	130%	110%
Coverage ratio of uninsured and uncollateralized deposits with total funding	185%	162%	146%
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
Based on contractual obligations and ongoing operations, the Corporation's sources of liquidity are sufficient to meet present and future liquidity needs. See Table 21 for information about the Corporation's contractual obligations and other commitments. See section Deposits and Customer Funding for information about uninsured deposits and concentrations.
Credit ratings impact the Corporation’s ability to issue debt securities and the cost to borrow money. Adverse changes in credit ratings impact not only the ability to raise funds in the capital markets but also the cost of these funds. For additional information regarding risks related to adverse changes in our credit ratings, see Part I, Item 1A, Risk Factors.
For the year ended December 31, 2025, net cash provided by operating and financing activities was $615.7 million and $1.7 billion, respectively, while investing activities used net cash of $1.6 billion, for a net increase in cash and cash equivalents of $700.6 million since year-end 2024. During 2025, total assets increased to $45.2 billion, up $2.2 billion compared to year-end 2024, primarily due to increases in loans of $1.4 billion, AFS investment securities at fair value of $816.1 million, and interest-bearing deposits in other financial institutions of $690.5 million offset by a decrease in residential loans held for sale of $574.2 million. On the funding side, FHLB advances increased $1.4 billion, and deposits increased $904.2 million, mainly driven by increases in all deposit types except for brokered CDs which decreased $481.2 million.
For the year ended December 31, 2024, net cash provided by operating and financing activities was $580.2 million and $1.7 billion, respectively, while investing activities used net cash of $2.2 billion, for a net increase in cash and cash equivalents of $95.8 million since year-end 2023. During 2024, total assets increased to $43.0 billion, up $2.0 billion compared to year-end 2023, primarily due to increases in AFS investment securities, at fair value of $980.5 million, residential loans held for sale of $613.7 million resulting from a nonrecurring mortgage portfolio sale related to the balance sheet repositioning announced in the fourth quarter of 2024 which closed in January 2025, and loans of $552.4 million. On the funding side, deposits increased $1.2 billion, mainly driven by increases in other time deposits, money market, savings, and interest-bearing demand of $832.0 million, $307.5 million, $297.6 million, and $280.8 million, respectively, partially offset by a decrease in noninterest-bearing demand of $344.3 million. Additionally, other long-term funding increased $296.4 million, primarily driven by the Corporation's issuance of senior notes in August 2024.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at December 31, 2025.
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
The sensitivity analysis included below is measured as a percentage change in EAR due to gradual moves in benchmark interest rates from a baseline scenario over 12 months. We evaluate the sensitivity using: (1) a dynamic forecast incorporating expected growth in the balance sheet, and (2) a static forecast where the current balance sheet is held constant.
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during 2025.
Table 19 Estimated % Change in Rate Sensitive EAR Over 12 Months

	Dynamic Forecast December 31, 2025	Static Forecast December 31, 2025	Dynamic Forecast December 31, 2024	Static Forecast December 31, 2024
Gradual Rate Change
100 bp increase in interest rates	1.5%	2.0%	1.0%	0.7%
200 bp increase in interest rates	2.8%	3.9%	2.0%	1.3%
100 bp decrease in interest rates	(0.8)%	(1.4)%	(0.5)%	(0.2)%
200 bp decrease in interest rates	(2.2)%	(3.4)%	(1.3)%	(0.8)%
We also perform valuation analysis, which we use for discerning levels of risk present in the balance sheet and derivative positions that might not be taken into account in the EAR simulation analysis. Whereas, EAR simulation highlights exposures over a relatively short time horizon, valuation analysis incorporates all cash flows over the estimated remaining life of all balance sheet and derivative positions. The valuation of the balance sheet, at a point in time, is defined as the discounted present value of all asset cash flows and derivative cash flows, minus the discounted present value of all liability cash flows, the net of which is referred to as MVE. The sensitivity of MVE to changes in the level of interest rates is a measure of the longer-term re-

pricing risk and options risk embedded in the balance sheet. Unlike the EAR simulation, MVE uses instantaneous changes in rates. Additionally, MVE values only the current balance sheet and does not incorporate the growth assumptions that are used in the EAR simulation. As with EAR simulations, assumptions about the timing and variability of balance sheet cash flows are critical in the MVE analysis. Particularly important are the assumptions driving prepayments and the expected changes in balances and pricing of the indeterminate deposit portfolios. At December 31, 2025, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 20 Market Value of Equity Sensitivity

	December 31, 2025	December 31, 2024
Instantaneous Rate Change
100 bp increase in interest rates	(5.2)%	(9.1)%
200 bp increase in interest rates	(11.8)%	(18.5)%
100 bp decrease in interest rates	2.3%	7.1%
200 bp decrease in interest rates	1.4%	12.6%
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
Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at December 31, 2025, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 21 Contractual Obligations and Other Commitments

(Dollars in thousands)	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	7	$7,772,473	$52,886	$10,947	$5	$7,836,311
Short-term funding	8	307,864	—	—	—	307,864
FHLB advances	8	3,059,532	203,610	4,427	525	3,268,094
Other long-term funding	8	—	—	298,369	295,907	594,276
Operating leases	6	5,304	9,707	6,915	17,203	39,129
Total		$11,145,173	$266,203	$320,658	$313,640	$12,045,674
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At December 31, 2025, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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
For additional information regarding the potential for additional regulation and supervision, see Part I, Item 1A, Risk Factors.
Table 22 Capital Ratios

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Risk-based capital(a)
CET1	$3,683,711	$3,396,836	$3,074,938
Tier 1 capital	3,877,823	3,590,948	3,269,050
Total capital	4,593,079	4,282,597	3,997,205
Total risk-weighted assets	35,125,680	33,950,173	32,732,710
Modified CECL transitional amount	—	22,425	44,851
CET1 capital ratio	10.49%	10.01%	9.39%
Tier 1 capital ratio	11.04%	10.58%	9.99%
Total capital ratio	13.08%	12.61%	12.21%
Tier 1 leverage ratio	8.96%	8.73%	8.06%
Selected equity and performance ratios
Total stockholders’ equity / total assets	11.01%	10.70%	10.18%
Average stockholders' equity / average assets	10.94%	10.41%	10.11%
Tangible common equity / tangible assets (TCE Ratio)(b)	8.29%	7.82%	7.11%
(a) The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards, for the Corporation. These regulatory capital measurements are used by management, regulators, investors, and analysts to assess, monitor, and compare the quality and composition of the Corporation's capital with the capital of other financial services companies.
(b) This is a non-GAAP financial measure. See Table 23 Non-GAAP Measures for a reconciliation to GAAP financial measures.
See Item 5, Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, for information on the shares repurchased during the fourth quarter of 2025.
See Note 9 Stockholders' Equity and Note 18 Regulatory Matters of the notes to consolidated financial statements for additional capital disclosures.

Table 23 Non-GAAP Measures

	At or for the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Tangible common equity reconciliation
Common equity	$4,781,235	$4,411,450	$3,979,861
Less: Goodwill and other intangible assets, net	1,127,842	1,136,653	1,145,464
Tangible common equity for TCE Ratio	$3,653,393	$3,274,797	$2,834,398
Tangible assets reconciliation
Total assets	$45,202,596	$43,023,068	$41,015,855
Less: Goodwill and other intangible assets, net	1,127,842	1,136,653	1,145,464
Tangible assets for TCE Ratio	$44,074,754	$41,886,415	$39,870,392
Average tangible common equity reconciliation
Average common equity	$4,579,765	$4,108,251	$3,917,026
Less: Average goodwill and other intangible assets, net	1,132,392	1,141,198	1,149,939
Average tangible common equity for ROATCE	3,447,373	2,967,052	2,767,087
Average tangible assets reconciliation
Average total assets	$43,623,112	$41,333,853	$40,648,923
Less: Average goodwill and other intangible assets, net	1,132,392	1,141,198	1,149,939
Average tangible assets for return on average tangible assets	$42,490,720	$40,192,655	$39,498,984
Adjusted net income reconciliation
Net income	$474,777	$123,145	$182,956
Other intangible amortization, net of tax	6,608	6,608	6,608
Adjusted net income for return on average tangible assets	$481,385	$129,753	$189,564
Adjusted net income available to common equity reconciliation
Net income available to common equity	$463,277	$111,645	$171,456
Other intangible amortization, net of tax	6,608	6,608	6,608
Adjusted net income available to common equity for ROATCE	$469,885	$118,253	$178,064
Period end core customer deposits reconciliation
Total deposits	$35,552,608	$34,648,434	$33,446,049
Less: Network transaction deposits	2,154,995	1,758,388	1,566,139
Less: Brokered CDs	3,795,133	4,276,309	4,447,479
Core customer deposits	$29,602,480	$28,613,737	$27,432,431
Average core customer deposits reconciliation
Average total deposits	$34,844,671	$33,391,095	$31,343,139
Less: Average network transaction deposits	1,929,731	1,645,695	1,469,616
Less: Average brokered CDs	4,078,557	4,240,621	2,687,316
Average core customer deposits	$28,836,383	$27,504,780	$27,186,207
Total expense for efficiency ratios reconciliation(a)
Noninterest expense	$855,639	$818,397	$813,682
Less: Other intangible amortization	8,811	8,811	8,811
Total expense for fully tax-equivalent efficiency ratio	846,828	809,586	804,871
Less: FDIC special assessment	—	7,696	30,597
Less: Announced initiatives(b)	—	14,243	—
Less: Acquisition costs(c)	252	—	—
Total expense for adjusted efficiency ratio	$846,576	$787,647	$774,274
Total revenue for efficiency ratios reconciliation(a)
Net interest income	$1,201,145	$1,047,248	$1,039,573
Noninterest income (loss)	286,400	(9,407)	63,182
Less: Investment securities gains (losses), net	49	(144,147)	(58,903)
Fully tax-equivalent adjustment	16,899	14,919	19,168
Total revenue for fully tax-equivalent efficiency ratio	1,504,395	1,196,907	1,180,826
Less: Announced initiatives(b)	(6,976)	(130,406)	(136,239)
Total revenue for adjusted efficiency ratio	$1,511,371	$1,327,313	$1,317,065
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
(c) During the fourth quarter of 2025, the Corporation entered into a definitive agreement to acquire American National. These costs, incurred in connection with the proposed acquisition, represent nonrecurring costs.

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
Table 24 Selected Segment Financial Data

	Year Ended December 31,			% Change From
(Dollars in thousands)	2025	2024	2023	2024 to 2025	2023 to 2024
Corporate and Commercial Specialty
Total revenue	$621,039	$600,396	$553,761	3%	8%
Provision for credit losses	80,808	66,390	54,302	22%	22%
Noninterest expense	185,890	179,291	167,589	4%	7%
Income tax expense	68,165	64,346	59,143	6%	9%
Net income	286,176	290,369	272,727	(1)%	6%
Average earning assets	17,533,814	16,232,593	15,856,298	8%	2%
Average loans	17,517,683	16,224,504	15,844,450	8%	2%
Average deposits	7,099,832	6,936,891	7,289,740	2%	(5)%
Community, Consumer, and Business
Total revenue	$1,014,441	$1,025,863	$991,136	(1)%	4%
Provision for credit losses	25,790	24,759	29,757	4%	(17)%
Noninterest expense	551,434	530,084	517,323	4%	2%
Income tax expense	91,816	97,460	91,770	(6)%	6%
Net income	345,401	373,560	352,286	(8)%	6%
Average earning assets	12,602,149	12,945,288	13,165,560	(3)%	(2)%
Average loans	12,598,738	12,943,509	13,165,560	(3)%	(2)%
Average deposits	21,501,775	20,458,411	19,928,414	5%	3%
Risk Management and Shared Services
Total net revenue	$(147,935)	$(588,418)	$(442,142)	(75)%	33%
Provision for credit losses	(52,602)	(6,163)	(1,038)	N/M	N/M
Noninterest expense	118,315	109,022	128,770	9%	(15)%
Income tax benefit	(56,848)	(150,492)	(127,816)	(62)%	18%
Net loss	(156,800)	(540,785)	(442,057)	(71)%	22%
Average earning assets	10,067,085	8,989,970	8,608,852	12%	4%
Average loans	473,650	529,347	524,283	(11)%	1%
Average deposits	6,243,064	5,995,793	4,124,985	4%	45%
N/M = Not Meaningful

Segment Review 2025 Compared to 2024
Corporate and Commercial Specialty
•Average earning assets and average loans both increased $1.3 billion, from the year ended December 31, 2024, primarily as a result of growth within commercial and business lending.
•Provision for credit losses increased $14.4 million from the year ended December 31, 2024, due to increased commercial loan balances coupled with general macroeconomic trends.
Community, Consumer, and Business
•Average earning assets and average loan balances decreased $343.1 million and $344.8 million, respectively, from the year ended December 31, 2024, primarily driven by the sale of residential mortgages as part of the balance sheet repositioning announced in the fourth quarter of 2024 which closed in January 2025 offset by growth in all other consumer loan categories.
•Average deposit balances increased $1.0 billion from the year ended December 31, 2024, largely driven by increases in time, interest bearing and savings deposits.

Risk Management and Shared Services
•Total revenue increased $440.5 million from the year ended December 31, 2024, driven by the nonrecurring losses incurred in 2024 due to the investment portfolio and mortgage sale actions taken as part of the balance sheet repositioning announced in the fourth quarter of 2024 and organic interest income expansion due to the continued investment in higher yielding AFS securities throughout 2025.
•Income tax benefit decreased $93.6 million from the year ended December 31, 2024, due to the decrease in the net loss incurred in 2025 compared to 2024 and the strategic reallocation of the investment portfolio announced in the second quarter of 2024 creating additional benefit in 2024 which did not recur in 2025.
•Average earning assets increased $1.1 billion from the year ended December 31, 2024, primarily due to increased investment in AFS investment securities.
•Average loan balances decreased $55.7 million from the year ended December 31, 2024, attributable to lower balances in all loan categories.
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
Allowance for Credit Losses on Loans: Management’s evaluation process used to determine the appropriateness of the ACLL is subject to the use of estimates, assumptions, and judgments. The evaluation process combines many factors: management’s ongoing review and grading of the loan portfolio using a dual risk rating system leveraging probability of default and loss given default, consideration of historical loan loss and delinquency experience, trends in past due and nonaccrual loans, risk characteristics of the various classifications of loans, concentrations of loans to specific borrowers or industries, existing economic conditions and forecasts, the fair value of underlying collateral, and other qualitative and quantitative factors which could affect future credit losses. The Corporation uses Moody's baseline economic forecast within its model. Because current economic conditions and forecasts can change and future events are inherently difficult to predict, the anticipated amount of estimated credit losses on loans, and therefore the appropriateness of the ACLL, could change significantly. It is difficult to estimate how potential changes in any one economic factor or input might affect the overall allowance because a wide variety of factors and inputs are considered in estimating the allowance and changes in those factors and inputs considered may not occur at the same rate and may not be consistent across all product types. Additionally, changes in factors and inputs may be directionally inconsistent, such that improvement in one factor may offset deterioration in others. As an integral part of their examination process, various regulatory agencies also review the ACLL. Such agencies may require additions to the ACLL or may require that certain loan balances be charged off or downgraded into criticized loan categories when their credit evaluations differ from those of management, based on their judgments about information available to them at the time of their examination. A large driver to the ACLL is the overall credit quality of the underlying credits. Deterioration or improvement in credit quality could have a significant impact on the overall level of ACLL. At December 31, 2025, a 10% change in loans classified as special mention or worse would result in a +/- 4 bp change in the ACLL to total loans ratio. The Corporation believes the level of the ACLL is appropriate. See Note 1 Summary of Significant Accounting Policies and Note 3 Loans of the notes to consolidated financial statements as well as the Allowance for Credit Losses on Loans section.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk
Information required by this item is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, under the captions Quantitative and Qualitative Disclosures about Market Risk and Interest Rate Risk.

ITEM 8.	Financial Statements and Supplementary Data
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2025	2024
Assets
Cash and due from banks	$574,698	$544,059
Interest-bearing deposits in other financial institutions	1,144,123	453,590
Federal funds sold and securities purchased under agreements to resell	1,400	21,955
AFS investment securities, at fair value	5,397,563	4,581,434
HTM investment securities, net, at amortized cost	3,602,519	3,738,687
Equity securities	26,060	23,242
Regulatory stocks, at cost	252,514	179,665
Residential loans held for sale	72,499	646,687
Commercial loans held for sale	—	32,634
Loans	31,163,614	29,768,586
Allowance for loan losses	(378,068)	(363,545)
Loans, net	30,785,546	29,405,041
Tax credit and other investments	236,657	258,886
Premises and equipment, net	381,624	379,093
Bank and corporate owned life insurance	694,452	689,000
Goodwill	1,104,992	1,104,992
Other intangible assets, net	22,849	31,660
Mortgage servicing rights, net	86,337	87,683
Interest receivable	161,118	167,772
Other assets	657,645	676,987
Total assets	$45,202,596	$43,023,068
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,126,632	$5,775,657
Interest-bearing deposits	29,425,976	28,872,777
Total deposits	35,552,608	34,648,434
Short-term funding	307,864	470,369
FHLB advances	3,268,094	1,853,807
Other long-term funding	594,276	837,635
Allowance for unfunded commitments	41,276	38,776
Accrued expenses and other liabilities	463,131	568,485
Total liabilities	$40,227,249	$38,417,506
Stockholders’ equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$1,890	$1,890
Surplus	2,050,410	2,047,349
Retained earnings	3,226,756	2,919,252
Accumulated other comprehensive loss	(7,566)	(74,416)
Treasury stock, at cost	(490,255)	(482,626)
Total common equity	4,781,235	4,411,450
Total stockholders’ equity	4,975,347	4,605,562
Total liabilities and stockholders’ equity	$45,202,596	$43,023,068
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	189,016,409	189,016,409
Common shares outstanding	165,979,940	166,177,658
Numbers may not sum due to rounding.
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Income

	For the Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Interest income
Interest and fees on loans	$1,782,390	$1,830,241	$1,720,406
Interest and dividends on investment securities
Taxable	288,200	198,579	146,006
Tax-exempt	55,598	58,572	63,233
Other interest	46,568	35,312	28,408
Total interest income	2,172,756	2,122,704	1,958,052
Interest expense
Interest on deposits	803,918	901,804	673,624
Interest on federal funds purchased and securities sold under agreements to repurchase	10,415	11,754	12,238
Interest on other short-term funding	1,016	17,597	1
Interest on FHLB advances	113,253	98,520	196,535
Interest on other long-term funding	43,009	45,781	36,080
Total interest expense	971,611	1,075,456	918,479
Net interest income	1,201,145	1,047,248	1,039,573
Provision for credit losses	53,996	84,986	83,021
Net interest income after provision for credit losses	1,147,149	962,263	956,552
Noninterest income
Wealth management fees	96,579	92,569	82,502
Service charges and deposit account fees	53,649	51,642	49,045
Card-based fees	46,629	46,921	45,020
Other fee-based revenue	21,216	19,499	17,268
Capital markets, net	32,048	22,084	24,649
Mortgage banking, net	14,502	10,686	19,429
Loss on mortgage portfolio sale	(6,976)	(130,406)	(136,239)
Bank and corporate owned life insurance	17,195	13,477	10,266
Asset gains (losses), net	1,565	(1,042)	454
Investment securities gains (losses), net	49	(144,147)	(58,903)
Other	9,944	9,310	9,691
Total noninterest income (loss)	286,400	(9,407)	63,182
Noninterest expense
Personnel	521,723	487,956	468,355
Technology	110,877	107,563	102,018
Occupancy	55,011	54,622	57,204
Business development and advertising	31,614	28,142	28,405
Equipment	20,277	18,431	19,663
Legal and professional	23,934	21,601	19,911
Loan and foreclosure costs	8,264	8,471	5,408
FDIC assessment	36,713	38,439	67,072
Other intangible amortization	8,811	8,811	8,811
Loss on prepayments of FHLB advances	—	14,243	—
Other	38,415	30,118	36,837
Total noninterest expense	855,639	818,397	813,682
Income before income taxes	577,910	134,459	206,052
Income tax expense	103,133	11,314	23,097
Net income	474,777	123,145	182,956
Preferred stock dividends	11,500	11,500	11,500
Net income available to common equity	$463,277	$111,645	$171,456
Earnings per common share
Basic	$2.79	$0.73	$1.14
Diluted	$2.77	$0.72	$1.13
Average common shares outstanding
Basic	165,079	151,933	149,968
Diluted	166,613	153,347	150,860
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$474,777	$123,145	$182,956
Other comprehensive income (loss), net of tax
AFS investment securities
Net unrealized gains (losses)	54,271	(23,978)	41,145
Amortization of net unrealized losses on AFS securities transferred to HTM securities	7,730	8,360	9,025
Reclassification adjustment for net losses realized in net income	—	148,380	64,940
Income tax expense	(15,464)	(33,114)	(30,560)
Other comprehensive income on AFS investment securities	46,537	99,648	84,550
Cash flow hedge derivatives
Net unrealized gains (losses)	7,243	(21,537)	(13,254)
Reclassification adjustment for net losses realized in net income	4,172	16,478	13,930
Income tax benefit (expense)	2,747	710	(956)
Other comprehensive income (loss) on cash flow hedge derivatives	14,162	(4,348)	(280)
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(252)	(290)	(326)
Net actuarial gain	8,504	2,210	24,091
Amortization of actuarial loss (gain)	16	(28)	(29)
Income tax expense	(2,117)	(511)	(6,304)
Other comprehensive income on defined benefit pension and postretirement obligations	6,151	1,381	17,432
Total other comprehensive income	66,850	96,681	101,703
Comprehensive income	$541,627	$219,826	$284,659
Numbers may not sum due to rounding.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except per share data)	Preferred Equity		Common Stock
	Shares	Amount	Shares	Amount	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2022	200	$194,112	175,216	$1,752	$1,712,733	$2,904,882	$(272,799)	$(525,190)	$4,015,490
Comprehensive income:
Net income	—	—	—	—	—	182,956	—	—	182,956
Other comprehensive income	—	—	—	—	—	—	101,703	—	101,703
Comprehensive income									$284,659
Common stock issued:
Stock-based compensation plans, net	—	—	—	—	(15,065)	—	—	19,362	4,297
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,593)	(6,593)
Cash dividends:
Common stock(a)	—	—	—	—	—	(129,534)	—	—	(129,534)
Preferred stock(b)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	17,155	—	—	—	17,155
Balance, December 31, 2023	200	$194,112	175,216	$1,752	$1,714,822	$2,946,805	$(171,096)	$(512,421)	$4,173,973
Comprehensive income:
Net income	—	—	—	—	—	123,145	—	—	123,145
Other comprehensive income	—	—	—	—	—	—	96,681	—	96,681
Comprehensive income									$219,826
Common stock issued:
Public common stock offering			13,800	138	330,885				331,023
Stock-based compensation plans, net	—	—	—	—	(16,742)	—	—	54,318	37,576
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(18,289)	(18,289)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	—	—	(6,234)	(6,234)
Cash dividends:
Common stock(a)	—	—	—	—	—	(139,197)	—	—	(139,197)
Preferred stock(b)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	18,384	—	—	—	18,384
Balance, December 31, 2024	200	$194,112	189,016	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Comprehensive income:
Net income	—	—	—	—	—	474,777	—	—	474,777
Other comprehensive income	—	—	—	—	—	—	66,850	—	66,850
Comprehensive income									$541,627
Common stock issued:
Public common stock offering			—	—	(52)				(52)
Stock-based compensation plans, net	—	—	—	—	(14,508)	—	—	21,396	6,887
Purchase of treasury stock, open market purchases	—	—	—	—	—	—	—	(22,292)	(22,292)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—		—	—	(6,733)	(6,733)
Cash dividends:
Common stock(a)	—	—	—	—	—	(155,773)	—	—	(155,773)
Preferred stock(b)	—	—	—	—	—	(11,500)	—	—	(11,500)
Stock-based compensation expense, net	—	—	—	—	17,621	—	—	—	17,621
Balance, December 31, 2025	200	$194,112	189,016	$1,890	$2,050,410	$3,226,756	$(7,566)	$(490,255)	$4,975,347
Numbers may not sum due to rounding.
(a) Common stock dividends of $0.93 per share for 2025, $0.89 per share for 2024, and $0.85 per share for 2023.
(b) Series E, $1.46875 per share; and Series F, $1.40625 per share.

See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Cash flows from operating activities
Net income	$474,777	$123,145	$182,956
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53,996	84,986	83,021
Depreciation and amortization	50,356	48,845	46,989
Change in MSRs valuation	1,441	(4,646)	(10,660)
Amortization of other intangible assets	8,811	8,811	8,811
Amortization and accretion on earning assets, funding, and other, net	42,969	44,857	38,508
Net amortization of tax credit investments	35,506	34,841	34,246
Losses on sales of investment securities, net	—	144,326	64,864
Asset (gains) losses, net	(1,565)	1,042	(454)
Loss on mortgage banking activities, net	355	3,529	2,919
Loss on mortgage portfolio sale	6,976	130,406	136,239
Net periodic pension benefit	(24,720)	(20,538)	(18,897)
Mortgage loans originated and acquired for sale	(647,866)	(617,889)	(395,834)
Proceeds from sales of mortgage loans held for sale	627,867	584,781	367,707
Changes in certain assets and liabilities:
Decrease (increase) in interest receivable	6,654	1,797	(25,120)
Decrease (increase) in net tax position	67,984	(36,748)	(77,849)
(Decrease) increase in interest payable	(18,906)	(960)	78,539
(Decrease) increase in expense payable	(1,061)	13,315	16,329
Decrease in net derivative position	(60,372)	(1,127)	(93,916)
Increase in BOLI/COLI cash surrender value	(17,195)	(13,477)	(9,231)
Net change in other assets and other liabilities	9,685	50,955	13,572
Net cash provided by operating activities	615,692	580,249	442,740
Cash flows from investing activities
Net increase in loans	(1,449,416)	(1,334,611)	(1,546,391)
Purchases of:
AFS securities	(1,960,264)	(3,315,219)	(1,936,635)
HTM securities	(994)	—	(38,677)
Regulatory stocks and equity securities	(235,232)	(154,413)	(146,308)
Proceeds from:
Sales of AFS securities	—	1,141,231	715,066
Sales of FHLB and Federal Reserve Bank stocks and equity securities	159,955	226,758	202,451
Prepayments, calls, and maturities of AFS securities	1,189,948	1,159,775	397,675
Prepayments, calls, and maturities of HTM securities	140,373	123,748	143,001
Sales, prepayments, calls, and maturities of other assets	24,178	13,539	21,267
Sale of mortgage portfolio	564,375	—	844,362
Premises, equipment, and software	(36,374)	(44,987)	(61,813)
Net change in tax credit and alternative investments	(21,356)	(34,818)	(30,255)
Net cash (used in) investing activities	(1,624,807)	(2,218,997)	(1,436,257)
Cash flows from financing activities
Net increase in deposits	904,174	1,202,385	3,809,948
Net (decrease) increase in short-term funding	(162,505)	143,589	(279,157)
Net increase (decrease) in short-term FHLB advances	1,605,250	510,000	(2,385,000)
Repayment of long-term FHLB advances	(611,251)	(601,011)	(599)
Proceeds from long-term FHLB advances	413,822	2,656	1,369
Loss on prepayments of FHLB advances	—	(14,243)	—
Proceeds from issuance of long-term funding	—	298,800	292,740
Repayment of long term-term funding	(250,000)	—	—
Payment of debt issuance costs	—	(936)	—
Repayment of finance lease principal	(295)	(88)	(86)
Proceeds from issuance of common stock	—	331,023	—
Proceeds from issuance of common stock for stock-based compensation plans	6,887	37,576	4,297
Purchase of treasury stock, open market purchases	(22,292)	(18,289)	—
Purchase of treasury stock, stock-based compensation plans	(6,733)	(6,234)	(6,593)
Cash dividends on common stock	(155,773)	(139,197)	(129,534)
Cash dividends on preferred stock	(11,500)	(11,500)	(11,500)
Payments for other financing activities	(52)	—	—
Net cash provided by financing activities	1,709,732	1,734,529	1,295,885
Net increase in cash and cash equivalents	700,617	95,781	302,368
Cash and cash equivalents at beginning of period	1,019,604	923,823	621,455
Cash and cash equivalents at end of period	$1,720,221	$1,019,604	$923,823
Numbers may not sum due to rounding.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid for interest	$988,322	$1,075,196	$838,828
Loans and bank premises transferred to OREO	26,225	15,827	9,841
Capitalized mortgage servicing rights	8,716	6,707	3,564
Loans transferred (from held for sale into portfolio) into held for sale from portfolio, net	(56,046)	663,038	1,058,305
Write-up of equity securities without readily determinable fair values	—	—	5,785
Fair value adjustments on hedged long-term FHLB advances and subordinated debt	(12,222)	661	(5,084)
Fair value adjustments on foreign currency exchange forwards	(1,332)	4,208	(1,757)
Fair value adjustment on cash flow hedges	14,162	(4,348)	(280)
See accompanying notes to consolidated financial statements.

ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
As of and For the Years Ended December 31, 2025, 2024, and 2023
Note 1 Summary of Significant Accounting Policies
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
For AFS securities, on a quarterly basis, the Corporation evaluates whether any decline in fair value has resulted from credit losses or other factors. A determination as to whether a security’s decline in fair value is the result of credit risk takes into consideration numerous factors and the relative significance of any single factor can vary by security. Some factors the Corporation may consider in this impairment analysis include the extent to which the security has been in an unrealized loss position, the change in security rating, financial condition and near-term prospects of the issuer, as well as security and industry specific economic conditions.

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

Regulatory Stocks
The Corporation is required to maintain Federal Reserve Bank stock and FHLB stock as a member of both the Federal Reserve System and the FHLB, and in amounts as required by these institutions. These securities are “restricted” in that they can only be sold back to the respective institutions or another member institution at par. Therefore, they are less liquid than other marketable equity securities and their fair value is equal to amortized cost.
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
Restructured Loans: Loans are considered restructured loans if concessions have been granted to borrowers that are experiencing financial difficulty. The concessions granted generally involve the modification of terms of the loan, such as changes in payment schedule or interest rate, which generally would not otherwise be considered. Restructured loans can involve loans remaining on nonaccrual, moving to nonaccrual, or continuing on accrual status, depending on the individual facts and circumstances of the borrower. Nonaccrual restructured loans are included and treated with all other nonaccrual loans. Performance prior to the restructuring or significant events that coincide with the restructuring are considered in assessing whether the borrower can meet the new terms and whether the loan should be returned to or maintained on accrual status. If the borrower’s ability to meet the revised payment schedule is not reasonably assured, the loan remains on nonaccrual status.
Allowance for Credit Losses on Loans: The allowance for loan losses is a reserve for estimated lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimate of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. The Corporation estimates the lifetime expected loss using prepayment and economic assumptions over the projected lifetime cash flow of these loans. Actual credit losses, net of recoveries, are deducted from the allowance for loan losses. A provision for credit losses, which is a charge against earnings, is recorded to bring the allowance for loan losses to a level that, in management’s judgment, is appropriate to absorb the expected lifetime losses in the loan portfolio.
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
The Corporation typically utilizes the Moody's Baseline economic forecast in the allowance model and applies that forecast over a reasonable and supportable period with reversion to historical losses. For additional detail on the reasonable and supportable period and reversion inputs, see Note 3. The Corporation estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flows of the loan. Because each of the criteria used is subject to change, the analysis of the allowance for loan losses is not necessarily indicative of the trend of future loan losses in any particular loan category. The total allowance for loan losses is available to absorb losses from any segment of the loan portfolio.
Commercial loan relationships over $0.5 million that have nonaccrual status or that otherwise do not share similar risk characteristics with other loans, including those for which a debt restructuring is probable, are evaluated individually for expected credit losses. Accrued interest receivable on loans is excluded from the estimate of credit losses. The ACLL attributable to the loan is allocated based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flows, as well as evaluation of legal options available to the Corporation. The amount of expected loan loss is measured based upon the present value of expected future cash flows discounted at the loan’s effective interest rate, the fair value of the underlying collateral less applicable selling costs, or the observable market price of the loan. If foreclosure is probable or the loan is collateral dependent, impairment is measured using the fair value of the loan’s collateral, less costs to sell. Large groups of homogeneous loans, such as residential mortgage, home equity, auto finance, and other consumer, are collectively evaluated for impairment.
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
Legal Proceedings
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
Stock-Based Compensation
The fair value of restricted common stock awards is their fair market value on the date of grant. Performance awards are based on one or more performance measures as selected by the Compensation & Benefits Committee in its discretion, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date. The fair values of stock options and restricted stock awards are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Expenses related to stock options and restricted stock awards are fully recognized on the date the colleague meets the definition of normal or early retirement as outlined in the relevant plan document. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
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
New Accounting Pronouncements Adopted

Standard	Description	Date of adoption	Effect on financial statements
ASU 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures	The amendments in this update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This update also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this update are effective for fiscal years beginning after December 15, 2024 and are to be applied on a prospective basis. Early adoption is permitted.	Fiscal year 2025	The Corporation has implemented the enhanced disclosure requirements in 2025 and retrospectively applied them to the prior periods presented. Refer to Note 12 for additional information.

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

Standard	Description	Date of adoption	Effect on financial statements
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	Fiscal year 2027 and interim periods thereafter	The Corporation is currently evaluating the impact on its disclosures.
ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)	The amendments in this update simplify the capitalization guidance by removing all references to prescriptive and sequential software development stages to align with the shift to incremental and iterative software development methods.	Interim period ending March 31, 2028 and subsequent periods	The Corporation is currently evaluating the impact on its disclosures.
ASU 2025-08 Financial Instruments-Credit Losses (Topic 326)	The amendments in this update expand the gross-up approach for initial recognition and measurement of acquired financial assets to purchased seasoned loans.	Interim period ending March 31, 2027 and subsequent periods	The Corporation is currently evaluating the impact on its financial statements.
Note 2 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at December 31, 2025 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$1	$(20)	$3,044
Residential mortgage-related securities:
FNMA/FHLMC	134,142	1,214	(5,493)	$129,863
GNMA	5,000,015	40,067	(253)	$5,039,829
Commercial mortgage-related securities:
FNMA/FHLMC	17,959	—	(1,001)	$16,958
GNMA	113,374	—	(3,818)	$109,556
Asset backed securities:
FFELP	95,977	19	(950)	$95,046
SBA	283	—	(14)	$269
Other debt securities	3,000	—	(2)	$2,998
Total AFS investment securities	$5,367,813	$41,301	$(11,551)	$5,397,563
HTM investment securities
U.S. Treasury securities	$996	$19	$—	$1,015
Obligations of state and political subdivisions (municipal securities)	1,628,088	3,070	(123,856)	$1,507,302
Residential mortgage-related securities:
FNMA/FHLMC	823,630	165	(127,333)	$696,462
GNMA	39,123	82	(2,321)	$36,884
Private-label	302,817	—	(43,990)	$258,827
Commercial mortgage-related securities:
FNMA/FHLMC	763,370	—	(113,004)	$650,366
GNMA	44,552	152	(4,566)	$40,138
Total HTM investment securities	$3,602,576	$3,488	$(415,070)	$3,190,994

The amortized cost and fair values of AFS and HTM securities at December 31, 2024 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$—	$(58)	$3,005
Residential mortgage-related securities:
FNMA/FHLMC	120,272	190	(9,534)	110,928
GNMA	4,236,199	5,379	(13,851)	4,227,727
Commercial mortgage-related securities:
FNMA/FHLMC	18,332	—	(1,332)	17,000
GNMA	116,275	—	(4,800)	111,475
Asset backed securities:
FFELP	108,319	123	(604)	107,839
SBA	495	—	(24)	471
Other debt securities	3,000	—	(11)	2,989
Total AFS investment securities	$4,605,954	$5,693	$(30,213)	$4,581,434
HTM investment securities
U.S. Treasury securities	$1,000	$—	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	1,659,722	1,122	(174,202)	1,486,642
Residential mortgage-related securities:
FNMA/FHLMC	885,476	22,934	(186,464)	721,946
GNMA	43,693	9	(3,774)	39,927
Private-label	324,182	8,135	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	772,456	10,217	(159,078)	623,595
GNMA	52,219	236	(6,424)	46,032
Total HTM investment securities	$3,738,747	$42,653	$(595,906)	$3,185,494
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at December 31, 2025, are shown below:

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000	$4,214	$4,215
Due after one year through five years	4,430	4,422	99,077	99,036
Due after five years through ten years	—	—	218,537	218,398
Due after ten years	633	620	1,307,256	1,186,668
Total municipal, U.S. Treasury and other debt securities	6,063	6,042	1,629,084	1,508,317
Residential mortgage-related securities:
FNMA/FHLMC	134,142	129,863	823,630	696,462
GNMA	5,000,015	5,039,829	39,123	36,884
Private-label	—	—	302,817	258,827
Commercial mortgage-related securities:
FNMA/FHLMC	17,959	16,958	763,370	650,366
GNMA	113,374	109,556	44,552	40,138
Asset backed securities:
FFELP	95,977	95,046	—	—
SBA	283	269	—	—
Total investment securities	$5,367,813	$5,397,563	$3,602,576	$3,190,994
Ratio of fair value to amortized cost		100.6%		88.6%

The following table summarizes gross realized gains and losses on AFS securities, the gain or loss on sale and fair value adjustment of equity securities, and proceeds from the sale of AFS investment securities for each of the three years ended December 31 shown below:

(in thousands)	2025	2024	2023
Gross realized gains on AFS securities	$—	$—	$83
Gross realized losses on AFS securities	—	(148,380)	(65,022)
Gain on sale of equity securities	—	4,054	76
Fair value adjustment of equity securities	49	179	5,960
Investment securities (losses) gains, net	$49	$(144,147)	$(58,903)
Proceeds from sales of AFS investment securities	$—	$1,141,231	$715,066
During the fourth quarter of 2024, the Corporation sold lower yielding AFS securities with a carrying value of $1.1 billion at a net loss of $148.2 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities. Additionally, during the first quarter of 2024, the Corporation sold its remaining Visa Class B restricted shares at a gain of $4.1 million.
During the fourth quarter of 2023, the Corporation sold lower yielding AFS securities with a carrying value of $715.1 million at a net loss of $64.9 million and reinvested the proceeds into higher yielding and lower risk-weighted GNMA securities. Additionally, during the fourth quarter of 2023, the Corporation sold 1,000 shares of its Visa Class B restricted shares and wrote up its remaining shares based on that market price, resulting in a gain of $5.9 million.
Investment securities with a carrying value of $1.2 billion at December 31, 2025 and $1.5 billion at December 31, 2024 were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $17.7 million and $18.1 million at December 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on AFS securities totaled $23.0 million and $21.4 million at December 31, 2025 and December 31, 2024, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The Corporation holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government. The Corporation also holds private-label residential mortgage-related securities that have credit enhancement which, as of December 31, 2025, covers the first 16% of losses. As a result, no allowance for credit losses has been recorded related to these securities.
The allowance for credit losses on HTM securities was $0.1 million and $0.1 million at December 31, 2025 and December 31, 2024, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at December 31, 2025:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	—	$—	$—	2	$(20)	$863	$(20)	$863
Residential mortgage-related securities:
FNMA/FHLMC	12	(95)	14,155	12	(5,398)	56,215	(5,493)	70,370
GNMA	16	(232)	143,734	3	(21)	2,674	(253)	146,408
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,001)	16,958	(1,001)	16,958
GNMA	—	—	—	15	(3,818)	109,556	(3,818)	109,556
Asset backed securities:
FFELP	2	(152)	33,239	12	(798)	55,565	(950)	88,804
SBA	—	—	—	2	(14)	231	(14)	231
Other debt securities	2	(2)	1,998	—	—	—	(2)	1,998
Total	32	$(481)	$193,126	47	$(11,070)	$242,062	$(11,551)	$435,188
HTM investment securities
U.S. Treasury securities	—	$—	$—	—	$—	$—	$—	$—
Obligations of state and political subdivisions (municipal securities)	81	(2,978)	89,826	543	(120,878)	842,485	(123,856)	932,311
Residential mortgage-related securities:
FNMA/FHLMC	1	—	30	102	(127,333)	676,915	(127,333)	676,945
GNMA	—	—	—	80	(2,321)	30,237	(2,321)	30,237
Private-label	—	—	—	18	(43,990)	258,827	(43,990)	258,827
Commercial mortgage-related securities:
FNMA/FHLMC	2	(470)	26,287	43	(112,534)	624,079	(113,004)	650,366
GNMA	—	—	—	13	(4,566)	40,138	(4,566)	40,138
Total	84	$(3,448)	$116,143	799	$(411,622)	$2,472,681	$(415,070)	$2,588,824

For comparative purposes, the following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	1	$(3)	$542	2	$(55)	$828	$(58)	$1,370
Residential mortgage-related securities:
FNMA/FHLMC	23	(607)	31,983	14	(8,927)	61,596	(9,534)	93,579
GNMA	116	(13,706)	1,660,642	4	(145)	3,945	(13,851)	1,664,587
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,332)	17,000	(1,332)	17,000
GNMA	—	—	—	16	(4,800)	111,475	(4,800)	111,475
Asset backed securities:
FFELP	—	—	—	12	(604)	62,830	(604)	62,830
SBA	—	—	—	4	(24)	464	(24)	464
Other debt securities	1	(7)	993	1	(3)	997	(11)	1,989
Total	141	$(14,323)	$1,694,159	54	$(15,890)	$259,134	$(30,213)	$1,953,294
HTM investment securities
U.S. Treasury securities	—	$—	$—	1	$(1)	$999	$(1)	$999
Obligations of state and political subdivisions (municipal securities)	370	(11,860)	483,073	641	(162,343)	866,949	(174,202)	1,350,022
Residential mortgage-related securities:
FNMA/FHLMC	12	(280)	11,617	106	(186,184)	710,114	(186,464)	721,732
GNMA	7	(183)	8,856	79	(3,591)	31,071	(3,774)	39,927
Private-label	—	—	—	18	(65,963)	266,353	(65,963)	266,353
Commercial mortgage-related securities:
FNMA/FHLMC	2	(1,343)	25,518	43	(157,735)	598,077	(159,078)	623,595
GNMA	—	—	—	13	(6,424)	46,032	(6,424)	46,032
Total	391	$(13,665)	$529,064	901	$(582,241)	$2,519,595	$(595,906)	$3,048,660
On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The Company monitors the credit quality of HTM securities through credit ratings provided by S&P and Moody’s. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. As of December 31, 2025 and December 31, 2024, the Corporation's HTM portfolio contained all investment grade securities except for securities that were not rated which were individually reviewed noting no credit quality issues.
Based on the Corporation’s evaluation, management does not believe any unrealized losses at December 31, 2025 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of December 31, 2025, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
Regulatory stocks
The Corporation had FHLB stock of $154.4 million and $91.5 million at December 31, 2025 and December 31, 2024, respectively. The Corporation had Federal Reserve Bank stock of $98.1 million and $88.1 million at December 31, 2025 and December 31, 2024, respectively.
Accrued interest receivable on FHLB stock totaled $2.8 million and $1.8 million at December 31, 2025 and December 31, 2024. There was no accrued interest receivable on Federal Reserve Bank stock at both December 31, 2025 and December 31, 2024. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $11.1 million at December 31, 2025 and $10.7 million at December 31, 2024.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $15.0 million at December 31, 2025 and $12.6 million at December 31, 2024. During the first quarter of 2024, the Corporation sold all of its remaining Visa Class B restricted shares.
Note 3 Loans
The period end loan composition was as follows:

(in thousands)	December 31, 2025	December 31, 2024
Commercial and industrial	$11,799,757	$10,573,741
Commercial real estate - owner occupied	1,186,324	1,143,741
Commercial and business lending	12,986,081	11,717,483
Commercial real estate - investor	5,246,030	5,227,975
Real estate construction	1,994,642	1,982,632
Commercial real estate lending	7,240,672	7,210,607
Total commercial	20,226,753	18,928,090
Residential mortgage	6,793,957	7,047,541
Auto finance	3,106,498	2,810,220
Home equity	713,271	664,252
Other consumer	323,135	318,483
Total consumer	10,936,861	10,840,496
Total loans	$31,163,614	$29,768,586
Accrued interest receivable on loans totaled $117.6 million at December 31, 2025, and $126.1 million at December 31, 2024, and is included in interest receivable on the consolidated balance sheets. The amount of accrued interest reversed totaled $3.4 million for the year ended December 31, 2025, $2.4 million for the year ended December 31, 2024, and $1.8 million for the year ended December 31, 2023.
The Corporation has granted loans to its directors, executive officers, or their related interests. These loans were made on substantially the same terms, including rates and collateral, as those prevailing at the time for comparable transactions with other unrelated customers, and do not involve more than a normal risk of collection. These loans to related parties are summarized below:

(in thousands)	2025	2024
Balance at beginning of year	$21,280	$5,406
New loans	2,181	17,395
Repayments	(3,163)	(2,359)
Change due to status of executive officers and directors	(15,167)	838
Balance at end of year	$5,131	$21,280

The following table presents loans by credit quality indicator by origination year at December 31, 2025:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$503	$1,920,351	$3,886,880	$2,097,760	$1,133,873	$1,238,941	$521,793	$471,834	$11,271,432
Special mention	—	11,139	3,024	311	13,774	5,849	24,971	293	59,361
Substandard	7,290	65,451	60,593	78,773	22,126	162,841	70,231	1,771	461,786
Nonaccrual	1,473	—	25	7,153	—	—	—	—	7,178
Commercial and industrial	$9,266	$1,996,941	$3,950,522	$2,183,997	$1,169,773	$1,407,631	$616,995	$473,898	$11,799,757
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$2,957	$241,141	$180,867	$141,254	$167,496	$157,837	$201,588	$1,093,140
Special mention	—	—	—	11,620	5,432	—	—	1,242	18,294
Substandard	—	13,445	7,478	14,001	15,635	1,691	11,929	10,508	74,687
Nonaccrual	—	—	203	—	—	—	—	—	203
Commercial real estate - owner occupied	$—	$16,402	$248,822	$206,488	$162,321	$169,187	$169,766	$213,338	$1,186,324
Commercial and business lending:
Risk rating:
Pass	$503	$1,923,308	$4,128,021	$2,278,627	$1,275,127	$1,406,437	$679,630	$673,422	$12,364,572
Special mention	—	11,139	3,024	11,931	19,206	5,849	24,971	1,535	77,655
Substandard	7,290	78,896	68,071	92,774	37,761	164,532	82,160	12,279	536,473
Nonaccrual	1,473	—	228	7,153	—	—	—	—	7,381
Commercial and business lending	$9,266	$2,013,343	$4,199,344	$2,390,485	$1,332,094	$1,576,818	$786,761	$687,236	$12,986,081
Commercial real estate - investor:
Risk rating:
Pass	$3,195	$185,825	$1,842,395	$776,187	$503,511	$711,947	$432,442	$503,468	$4,955,775
Special mention	—	—	40,067	11,135	14,809	58,523	26,964	5,007	156,505
Substandard	—	—	24,090	1,446	7,741	70,608	17,633	3,921	125,439
Nonaccrual	—	—	—	546	—	7,765	—	—	8,311
Commercial real estate - investor	$3,195	$185,825	$1,906,552	$789,314	$526,061	$848,843	$477,039	$512,396	$5,246,030
Real estate construction:
Risk rating:
Pass	$—	$33,847	$359,610	$720,429	$223,239	$175,056	$2,991	$5,768	$1,520,940
Special mention	—	—	20,611	—	—	51,262	—	—	71,873
Substandard	—	—	122,320	42,511	48,980	187,874	—	—	401,685
Nonaccrual	—	—	—	—	—	—	—	144	144
Real estate construction	$—	$33,847	$502,541	$762,940	$272,219	$414,192	$2,991	$5,912	$1,994,642
Commercial real estate lending:
Risk rating:
Pass	$3,195	$219,672	$2,202,005	$1,496,616	$726,750	$887,003	$435,433	$509,236	$6,476,715
Special mention	—	—	60,678	11,135	14,809	109,785	26,964	5,007	228,378
Substandard	—	—	146,410	43,957	56,721	258,482	17,633	3,921	527,124
Nonaccrual	—	—	—	546	—	7,765	—	144	8,455
Commercial real estate lending	$3,195	$219,672	$2,409,093	$1,552,254	$798,280	$1,263,035	$480,030	$518,308	$7,240,672
Total commercial:
Risk rating:
Pass	$3,698	$2,142,980	$6,330,026	$3,775,243	$2,001,877	$2,293,440	$1,115,063	$1,182,658	$18,841,287
Special mention	—	11,139	63,702	23,066	34,015	115,634	51,935	6,542	306,033
Substandard	7,290	78,896	214,481	136,731	94,482	423,014	99,793	16,200	1,063,597
Nonaccrual	1,473	—	228	7,699	—	7,765	—	144	15,836
Total commercial	$12,461	$2,233,015	$6,608,437	$3,942,739	$2,130,374	$2,839,853	$1,266,791	$1,205,544	$20,226,753

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$253,364	$238,787	$480,076	$1,488,335	$1,499,223	$2,764,379	$6,724,164
Substandard	—	—	—	580	292	129	300	—	1,301
Nonaccrual	—	—	2,425	3,102	5,101	13,141	8,985	35,738	68,492
Residential mortgage	$—	$—	$255,789	$242,469	$485,469	$1,501,605	$1,508,508	$2,800,117	$6,793,957
Auto finance:
Risk rating:
Pass	$—	$—	$1,287,267	$842,838	$551,549	$388,064	$26,402	$2	$3,096,122
Special mention	—	—	295	325	814	621	50	—	2,105
Nonaccrual	—	—	559	1,356	2,811	3,255	290	—	8,271
Auto finance	$—	$—	$1,288,121	$844,519	$555,174	$391,940	$26,742	$2	$3,106,498
Home equity:
Risk rating:
Pass	$15,259	$623,853	$855	$2,188	$2,728	$20,514	$4,733	$49,793	$704,664
Special mention	315	52	—	119	190	104	—	368	833
Nonaccrual	1,038	173	2	221	333	1,016	414	5,615	7,774
Home equity	$16,612	$624,078	$857	$2,528	$3,251	$21,634	$5,147	$55,776	$713,271
Other consumer:
Risk rating:
Pass	$529	$255,490	$13,159	$4,070	$1,990	$958	$264	$43,575	$319,506
Special mention	12	1,139	27	—	5	9	—	20	1,200
Substandard	—	2,374	—	—	—	—	—	—	2,374
Nonaccrual	2	35	—	3	12	—	2	3	55
Other consumer	$543	$259,038	$13,186	$4,073	$2,007	$967	$266	$43,598	$323,135
Total consumer:
Risk rating:
Pass	$15,788	$879,343	$1,554,645	$1,087,883	$1,036,343	$1,897,871	$1,530,622	$2,857,749	$10,844,456
Special mention	327	1,191	322	444	1,009	734	50	388	4,138
Substandard	—	2,374	—	580	292	129	300	—	3,675
Nonaccrual	1,040	208	2,986	4,682	8,257	17,412	9,691	41,356	84,592
Total consumer	$17,155	$883,116	$1,557,953	$1,093,589	$1,045,901	$1,916,146	$1,540,663	$2,899,493	$10,936,861
Total loans:
Risk rating:
Pass	$19,486	$3,022,323	$7,884,671	$4,863,126	$3,038,220	$4,191,311	$2,645,685	$4,040,407	$29,685,743
Special mention	327	12,330	64,024	23,510	35,024	116,368	51,985	6,930	310,171
Substandard	7,290	81,270	214,481	137,311	94,774	423,143	100,093	16,200	1,067,272
Nonaccrual	2,513	208	3,214	12,381	8,257	25,177	9,691	41,500	100,428
Total loans	$29,616	$3,116,131	$8,166,390	$5,036,328	$3,176,275	$4,755,999	$2,807,454	$4,105,037	$31,163,614
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2024:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$248	$1,841,790	$2,656,953	$1,514,277	$2,254,758	$1,080,180	$263,286	$510,301	$10,121,545
Special mention	—	48,829	4,037	4,810	63,390	6,984	515	48	128,613
Substandard	2,015	40,240	90,240	9,677	34,730	126,134	3,347	131	304,500
Nonaccrual	42	—	772	4,468	12,988	855	—	—	19,084
Commercial and industrial	$2,306	$1,930,860	$2,752,002	$1,533,233	$2,365,866	$1,214,154	$267,148	$510,480	$10,573,741
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$13,760	$228,913	$175,059	$180,132	$214,237	$114,064	$181,982	$1,108,147
Special mention	—	—	—	497	—	8,619	—	2,803	11,920
Substandard	—	943	2,532	10,009	1,492	701	3,371	3,125	22,173
Nonaccrual	—	—	—	1,501	—	—	—	—	1,501
Commercial real estate - owner occupied	$—	$14,703	$231,446	$187,066	$181,625	$223,557	$117,435	$187,911	$1,143,741
Commercial and business lending:
Risk rating:
Pass	$248	$1,855,550	$2,885,866	$1,689,336	$2,434,891	$1,294,416	$377,350	$692,283	$11,229,693
Special mention	—	48,829	4,037	5,307	63,390	15,604	515	2,852	140,532
Substandard	2,015	41,183	92,772	19,686	36,222	126,835	6,719	3,255	326,673
Nonaccrual	42	—	772	5,969	12,988	855	—	—	20,585
Commercial and business lending	$2,306	$1,945,563	$2,983,447	$1,720,298	$2,547,491	$1,437,710	$384,583	$698,390	$11,717,483
Commercial real estate - investor:
Risk rating:
Pass	$—	$190,451	$1,334,740	$725,652	$1,179,867	$723,994	$321,084	$363,288	$4,839,076
Special mention	—	—	69,014	6,385	30,672	12,312	6,870	10,366	135,618
Substandard	—	—	69,385	53,022	93,151	10,724	384	9,910	236,576
Nonaccrual	—	—	11,949	—	—	4,757	—	—	16,705
Commercial real estate - investor	$—	$190,451	$1,485,088	$785,058	$1,303,690	$751,786	$328,338	$383,563	$5,227,975
Real estate construction:
Risk rating:
Pass	$—	$30,090	$278,754	$390,845	$807,347	$142,137	$25,654	$7,260	$1,682,086
Special mention	—	—	19,419	—	96,442	—	—	—	115,862
Substandard	—	—	28,241	6,000	105,660	44,754	—	—	184,654
Nonaccrual	—	—	—	—	—	—	—	30	30
Real estate construction	$—	$30,090	$326,414	$396,845	$1,009,450	$186,890	$25,654	$7,289	$1,982,632
Commercial real estate lending:
Risk rating:
Pass	$—	$220,541	$1,613,494	$1,116,496	$1,987,215	$866,130	$346,738	$370,548	$6,521,163
Special mention	—	—	88,433	6,385	127,114	12,312	6,870	10,366	251,480
Substandard	—	—	97,626	59,022	198,811	55,477	384	9,910	421,230
Nonaccrual	—	—	11,949	—	—	4,757	—	30	16,735
Commercial real estate lending	$—	$220,541	$1,811,502	$1,181,903	$2,313,140	$938,677	$353,992	$390,853	$7,210,607
Total commercial:
Risk rating:
Pass	$248	$2,076,092	$4,499,360	$2,805,832	$4,422,105	$2,160,547	$724,088	$1,062,831	$17,750,855
Special mention	—	48,829	92,469	11,692	190,504	27,916	7,385	13,217	392,012
Substandard	2,015	41,183	190,399	78,708	235,033	182,313	7,103	13,165	747,903
Nonaccrual	42	—	12,721	5,969	12,988	5,612	—	30	37,320
Total commercial	$2,306	$2,166,104	$4,794,949	$2,902,201	$4,860,631	$2,376,387	$738,576	$1,089,243	$18,928,090

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$172,607	$507,186	$1,579,182	$1,643,341	$1,195,752	$1,878,251	$6,976,319
Special mention	—	—	—	—	—	—	—	162	162
Substandard	—	—	594	327	77	—	—	24	1,022
Nonaccrual	—	—	2,338	2,134	11,420	10,141	8,297	35,708	70,038
Residential mortgage	$—	$—	$175,539	$509,647	$1,590,679	$1,653,482	$1,204,049	$1,914,144	$7,047,541
Auto finance:
Risk rating:
Pass	$—	$—	$1,241,609	$858,924	$650,880	$48,999	$67	$77	$2,800,555
Special mention	—	—	332	704	1,048	178	—	—	2,262
Nonaccrual	—	—	491	2,162	4,284	466	—	—	7,402
Auto finance	$—	$—	$1,242,431	$861,790	$656,212	$49,643	$67	$77	$2,810,220
Home equity:
Risk rating:
Pass	$8,764	$569,866	$411	$1,684	$25,372	$5,289	$1,965	$50,841	$655,429
Special mention	127	81	41	—	—	—	—	323	445
Nonaccrual	1,677	104	15	103	933	231	215	6,778	8,378
Home equity	$10,568	$570,051	$467	$1,788	$26,305	$5,520	$2,180	$57,941	$664,252
Other consumer:
Risk rating:
Pass	$308	$241,230	$14,343	$4,808	$2,475	$1,440	$584	$49,886	$314,767
Special mention	—	1,125	8	—	36	7	—	—	1,176
Substandard	—	2,418	—	—	—	—	—	—	2,418
Nonaccrual	2	81	5	21	7	4	—	4	122
Other consumer	$310	$244,855	$14,356	$4,829	$2,518	$1,451	$584	$49,891	$318,483
Total consumer:
Risk rating:
Pass	$9,071	$811,096	$1,428,969	$1,372,603	$2,257,910	$1,699,069	$1,198,368	$1,979,055	$10,747,070
Special mention	127	1,207	381	704	1,083	185	—	484	4,045
Substandard	—	2,418	594	327	77	—	—	24	3,440
Nonaccrual	1,679	185	2,849	4,420	16,644	10,842	8,512	42,490	85,941
Total consumer	$10,878	$814,906	$1,432,794	$1,378,053	$2,275,714	$1,710,096	$1,206,880	$2,022,053	$10,840,496
Total loans:
Risk rating:
Pass	$9,320	$2,887,188	$5,928,329	$4,178,435	$6,680,015	$3,859,616	$1,922,456	$3,041,886	$28,497,925
Special mention	127	50,036	92,851	12,396	191,587	28,101	7,385	13,701	396,057
Substandard	2,015	43,602	190,993	79,035	235,110	182,313	7,103	13,189	751,344
Nonaccrual	1,721	185	15,570	10,389	29,632	16,453	8,512	42,519	123,260
Total loans	$13,183	$2,981,010	$6,227,743	$4,280,254	$7,136,344	$4,086,483	$1,945,455	$3,111,296	$29,768,586
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year at December 31, 2025:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$5,424	$831	$627	$3,555	$3,799	$379	$—	$14,615
Commercial real estate-owner occupied	—	—	—	113	—	—	—	113
Commercial and business lending	5,424	831	627	3,668	3,799	379	—	14,728
Commercial real estate-investor	—	—	8,356	184	12,666	—	—	21,206
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	8,356	184	12,666	—	—	21,206
Total commercial	5,424	831	8,983	3,852	16,465	379	—	35,934
Residential mortgage	—	—	115	209	320	74	430	1,148
Auto finance	—	432	1,699	2,804	3,384	433	—	8,752
Home equity	—	—	—	26	5	5	380	416
Other consumer	8,194	18	85	63	63	224	56	8,703
Total consumer	8,194	450	1,899	3,102	3,772	736	866	19,019
Total gross charge offs	$13,618	$1,281	$10,882	$6,954	$20,237	$1,115	$866	$54,953
The following table presents gross charge offs by origination year at December 31, 2024:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2024	2023	2022	2021	2020	Prior	Total
Commercial and industrial	$4,433	$128	$11,484	$8,510	$22,959	$3	$—	$47,517
Commercial real estate-owner occupied	—	—	—	—	—	—	3	3
Commercial and business lending	4,433	128	11,484	8,510	22,959	3	3	47,520
Commercial real estate-investor	—	6,617	1	—	4,569	—	—	11,187
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	6,617	1	—	4,569	—	—	11,187
Total commercial	4,433	6,745	11,485	8,510	27,528	3	3	58,707
Residential mortgage	—	—	134	125	101	153	515	1,029
Auto finance	—	418	2,982	5,582	560	—	—	9,541
Home equity	93	—	—	9	19	10	85	216
Other consumer	6,555	20	96	75	75	42	59	6,922
Total consumer	6,649	438	3,212	5,790	755	205	659	17,709
Total gross charge offs	$11,082	$7,183	$14,697	$14,300	$28,283	$209	$662	$76,415
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
Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due. Special mention credits have potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the credit or in the credit position at some future date. Accruing loan modifications could be pass or special mention, depending on the risk rating on the loan. Substandard loans are considered inadequately protected by the current sound worth and paying capacity of the obligor or the collateral pledged, if any. These loans have a well-defined weakness, or weaknesses, which may jeopardize liquidation of the debt, and are characterized by the distinct possibility the Corporation will sustain some loss if the deficiencies are not corrected. Commercial loan relationships over $0.5 million in nonaccrual status, or that otherwise do not share similar risk characteristics with other loans, including those for which a debt restructuring is probable, are evaluated individually for expected credit losses. Commercial loans classified as special mention, substandard, and nonaccrual are reviewed at a minimum on a quarterly basis, while pass credits, which are performing rated credits, are generally reviewed on an annual basis or more frequently if the loan renewal is less than one year or if otherwise warranted.
The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $20.1 million at December 31, 2025 and $22.9 million at December 31, 2024.
The following table presents loans by past due status at December 31, 2025:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$11,789,526	$2,153	$530	$370	$7,178	$11,799,757
Commercial real estate - owner occupied	1,186,087	—	34	—	203	1,186,324
Commercial and business lending	12,975,613	2,153	564	370	7,381	12,986,081
Commercial real estate - investor	5,218,314	14,148	5,257	—	8,311	5,246,030
Real estate construction	1,994,381	117	—	—	144	1,994,642
Commercial real estate lending	7,212,695	14,265	5,257	—	8,455	7,240,672
Total commercial	20,188,308	16,418	5,821	370	15,836	20,226,753
Residential mortgage	6,712,330	13,135	—	—	68,492	6,793,957
Auto finance	3,081,782	14,340	2,105	—	8,271	3,106,498
Home equity	701,719	2,945	833	—	7,774	713,271
Other consumer	317,932	1,473	1,231	2,444	55	323,135
Total consumer	10,813,763	31,893	4,169	2,444	84,592	10,936,861
Total loans	$31,002,071	$48,311	$9,990	$2,814	$100,428	$31,163,614
(a) Of the total nonaccrual loans, $31.2 million, or 31%, were current with respect to payment at December 31, 2025.
(b) No interest income was recognized on nonaccrual loans for the year ended December 31, 2025. In addition, there were $14.6 million of nonaccrual loans for which there was no related ACLL at December 31, 2025.
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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at December 31, 2025, December 31, 2024, and December 31, 2023.

	Interest Rate Concession
	Amortized Cost
	Twelve Months Ended December 31,
(in thousands)	2025	2024	2023
Commercial and industrial	$458	$475	$306
Residential mortgage	139	295	—
Auto finance	—	10	255
Home equity	—	—	77
Other consumer	2,271	2,239	1,449
Total loans modified	$2,868	$3,019	$2,087

	Term Extension
	Amortized Cost
	Twelve Months Ended December 31,
(in thousands)	2025	2024	2023
Residential mortgage	$1,385	$—	$208
Home equity	—	—	25
Total loans modified	$1,385	$—	$233

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Twelve Months Ended December 31,
(in thousands)	2025	2024	2023
Residential mortgage	$4,985	$2,849	$865
Home equity	276	244	339
Total loans modified	$5,261	$3,093	$1,204

The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans:

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Twelve Months Ended December 31,
Loan Type	2025	2024	2023
Commercial and industrial	(24)%	(18)%	(19)%
Residential mortgage	1%	2%	1%
Auto finance	—%	(7)%	(9)%
Home equity	(2)%	(3)%	—%
Other consumer	(21)%	(21)%	(21)%
Weighted average of total loans modified	(6)%	(8)%	(11)%
(a) Some interest rate concessions may involve an increase in rate that was lower in comparison to prevailing market rates.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
Twelve Months Ended December 31,
Loan Type	2025	2024	2023
Residential mortgage	137 months	108 months	65 months
Home equity	78 months	63 months	85 months
Weighted average of total loans modified	134 months	105 months	71 months
(a) During the twelve months ended December 31, 2025, December 31, 2024, and December 31, 2023 term extensions changed the weighted average term on modified loans from 285 to 419 months, 282 to 386 months, and 175 to 245 months, respectively.

The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended December 31, 2025:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$458	$—	$—
Residential mortgage	5,370	872	267
Home equity	106	170	—
Other consumer	2,271	—	—
Total loans modified	$8,205	$1,042	$267
The following table depicts the performance of loans that have been modified in the twelve months ended December 31, 2024:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$475	$—	$—
Residential mortgage	2,355	453	336
Auto finance	5	3	2
Home equity	244	—	—
Other consumer	2,239	—	—
Total loans modified	$5,318	$456	$338
The following table depicts the performance of loans that have been modified in the twelve months ended December 31, 2023:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$306	$—	$—
Residential mortgage	773	56	245
Auto finance	218	36	—
Home equity	310	123	9
Other consumer	1,449	—	—
Total loans modified	$3,056	$215	$253
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession for loans that were modified in the previous twelve months had a payment default, as of December 31, 2025:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
(in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Residential mortgage	$—	$—	$213
Home equity	—	—	45
Total loans modified	$—	$—	$258
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
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for December 31, 2025 was the Moody's baseline scenario from November 2025, which was reviewed against the December 2025 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. See Note 1 for the Corporation's accounting policy on the ACLL. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 15 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2025:

(in thousands)	Dec 31, 2024	Charge Offs	Recoveries	Net Charge Offs	Provision for Credit Losses	Dec 31, 2025	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$136,596	$(14,615)	$8,357	$(6,258)	$38,298	$168,636
Commercial real estate — owner occupied	9,417	(113)	—	(113)	2,023	11,327
Commercial and business lending	146,013	(14,728)	8,357	(6,371)	40,321	179,963
Commercial real estate — investor	71,547	(21,206)	2,985	(18,221)	4,917	58,243
Real estate construction	51,499	—	154	154	(5,058)	46,595
Commercial real estate lending	123,046	(21,206)	3,139	(18,067)	(141)	104,838
Total commercial	269,060	(35,934)	11,496	(24,438)	40,180	284,801
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470
Home equity	16,620	(416)	999	583	(860)	16,343
Other consumer	16,823	(8,703)	1,837	(6,866)	5,853	15,810
Total consumer	94,486	(19,019)	6,480	(12,539)	11,320	93,267
Total loans	$363,545	$(54,953)	$17,976	$(36,977)	$51,500	$378,068
Allowance for credit losses on loans
Commercial and industrial	$14,456	$—	$—	$—	$4,242	$18,698
Commercial real estate — owner occupied	151	—	—	—	(19)	132
Commercial and business lending	14,607	—	—	—	4,223	18,830
Commercial real estate — investor	578	—	—	—	(79)	499
Real estate construction	19,591	—	—	—	(1,644)	17,947
Commercial real estate lending	20,169	—	—	—	(1,723)	18,446
Total commercial	34,776	—	—	—	2,500	37,276
Home equity	2,465	—	—	—	(59)	2,406
Other consumer	1,535	—	—	—	59	1,594
Total consumer	4,000	—	—	—	—	4,000
Total loans	$38,776	$—	$—	$—	$2,500	$41,276
Allowance for credit losses on loans
Commercial and industrial	$151,052	$(14,615)	$8,357	$(6,258)	$42,540	$187,334	1.59%
Commercial real estate — owner occupied	9,568	(113)	—	(113)	2,004	11,459	0.97%
Commercial and business lending	160,620	(14,728)	8,357	(6,371)	44,544	198,793	1.53%
Commercial real estate — investor	72,125	(21,206)	2,985	(18,221)	4,838	58,742	1.12%
Real estate construction	71,090	—	154	154	(6,702)	64,542	3.24%
Commercial real estate lending	143,215	(21,206)	3,139	(18,067)	(1,864)	123,284	1.70%
Total commercial	303,835	(35,934)	11,496	(24,438)	42,680	322,077	1.59%
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644	0.50%
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470	0.88%
Home equity	19,085	(416)	999	583	(919)	18,749	2.63%
Other consumer	18,358	(8,703)	1,837	(6,866)	5,912	17,404	5.39%
Total consumer	98,486	(19,019)	6,480	(12,539)	11,320	97,267	0.89%
Total loans	$402,322	$(54,953)	$17,976	$(36,977)	$54,000	$419,344	1.35%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2024:

($ in thousands)	Dec 31, 2023	Charge Offs	Recoveries	Net Charge Offs	Provision for Credit Losses	Dec 31, 2024	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$128,263	$(47,517)	$2,148	$(45,369)	$53,703	$136,596
Commercial real estate — owner occupied	10,610	(3)	7	4	(1,198)	9,417
Commercial and business lending	138,873	(47,520)	2,155	(45,365)	52,505	146,013
Commercial real estate — investor	67,858	(11,187)	—	(11,187)	14,876	71,547
Real estate construction	53,554	—	65	65	(2,119)	51,499
Commercial real estate lending	121,412	(11,187)	65	(11,122)	12,756	123,046
Total commercial	260,285	(58,707)	2,220	(56,487)	65,262	269,060
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467
Home equity	15,403	(216)	1,366	1,150	67	16,620
Other consumer	12,638	(6,922)	1,096	(5,826)	10,012	16,823
Total consumer	90,809	(17,709)	5,647	(12,062)	15,738	94,486
Total loans	$351,094	$(76,415)	$7,867	$(68,549)	$81,000	$363,545
Allowance for unfunded commitments
Commercial and industrial	$13,319	$—	$—	$—	$1,137	$14,456
Commercial real estate — owner occupied	149	—	—	—	2	151
Commercial and business lending	13,468	—	—	—	1,139	14,607
Commercial real estate — investor	480	—	—	—	98	578
Real estate construction	17,024	—	—	—	2,567	19,591
Commercial real estate lending	17,504	—	—	—	2,664	20,169
Total commercial	30,972	—	—	—	3,803	34,776
Home equity	2,629	—	—	—	(164)	2,465
Other consumer	1,174	—	—	—	361	1,535
Total consumer	3,803	—	—	—	197	4,000
Total loans	$34,776	$—	$—	$—	$4,000	$38,776
Allowance for credit losses on loans
Commercial and industrial	$141,582	$(47,517)	$2,148	$(45,369)	$54,840	$151,052	1.43%
Commercial real estate — owner occupied	10,759	(3)	7	4	(1,196)	9,568	0.84%
Commercial and business lending	152,341	(47,520)	2,155	(45,365)	53,644	160,620	1.37%
Commercial real estate — investor	68,338	(11,187)	—	(11,187)	14,973	72,125	1.38%
Real estate construction	70,578	—	65	65	447	71,090	3.59%
Commercial real estate lending	138,916	(11,187)	65	(11,122)	15,421	143,215	1.99%
Total commercial	291,257	(58,707)	2,220	(56,487)	69,065	303,835	1.61%
Residential mortgage	37,808	(1,029)	280	(750)	(4,483)	32,576	0.46%
Auto finance	24,961	(9,541)	2,905	(6,637)	10,142	28,467	1.01%
Home equity	18,032	(216)	1,366	1,150	(97)	19,085	2.87%
Other consumer	13,812	(6,922)	1,096	(5,826)	10,373	18,358	5.76%
Total consumer	94,613	(17,709)	5,647	(12,062)	15,935	98,486	0.91%
Total loans	$385,870	$(76,415)	$7,867	$(68,549)	$85,000	$402,322	1.35%
Note 4 Goodwill and Other Intangible Assets
Goodwill
The Corporation conducted its most recent annual impairment testing in May 2025, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2025 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in 2025, 2024, or 2023.

The Corporation had goodwill of $1.1 billion at both December 31, 2025 and 2024.
Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

(in thousands)	2025	2024	2023
Core deposit intangibles
Gross carrying amount at the beginning of the year	$88,109	$88,109	$88,109
Accumulated amortization	(65,260)	(56,449)	(47,638)
Net book value	$22,849	$31,660	$40,471
Amortization during the year	$8,811	$8,811	$8,811
Mortgage Servicing Rights
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

(in thousands)	2025	2024
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$87,683	$84,390
Additions	8,716	6,707
Decay	(8,621)	(8,060)
Valuation:
Changes in fair value of asset	(1,441)	4,646
Mortgage servicing rights at end of period	$86,337	$87,683
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,191,012	$6,285,018
Mortgage servicing rights to servicing portfolio	1.39%	1.40%

The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of December 31, 2025. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
2026	$8,811	$10,559
2027	8,811	11,814
2028	3,485	11,616
2029	1,681	10,645
2030	61	9,440
Beyond 2030	—	32,263
Total estimated amortization expense and MSRs decay(a)	$22,849	$86,337
(a) Includes the decrease in value due to passage of time, including the impact from both regularly scheduled principal payments and partial loan paydowns.

Note 5 Premises and Equipment
See Note 1 for the Corporation’s accounting policy for premises and equipment. A summary of the Corporation's premises and equipment is as follows:

($ in thousands)	Estimated Useful Lives	December 31, 2025	December 31, 2024
Land	—	$64,447	$63,642
Land improvements	3 – 20 years	25,183	22,911
Buildings and improvements	5 – 40 years	433,010	415,690
Computers and related equipment	4 – 8 years	62,050	60,198
Furniture, fixtures, and other equipment	3 – 20 years	120,301	116,482
Operating leases	—	64,251	56,818
Leasehold improvements	2 – 20 years	52,506	46,192
Total premises and equipment		821,748	781,932
Less: Accumulated depreciation		440,124	402,840
Total premises and equipment, net		$381,624	$379,093
Depreciation and amortization of premises and equipment totaled $30.2 million for 2025, $29.0 million for 2024, and $30.0 million for 2023.
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
Operating and finance lease costs and cash flows resulting from these leases are presented below:

	Twelve Months Ended December 31,
(in thousands)	2025	2024	2023
Operating lease costs	$6,938	$6,414	$6,281
Operating lease cash flows	6,851	6,617	7,171
The right-of-use asset and lease liability by lease classifications on the consolidated balance sheets were as follows:

	Consolidated Balance Sheets Category
(in thousands)		December 31, 2025	December 31, 2024
Operating lease right-of-use asset	Premises and equipment	$36,647	$33,202
Operating lease liability	Accrued expenses and other liabilities	39,129	35,596
The lease payment obligations, weighted-average remaining lease term, and weighted-average original discount rate were as follows:

	December 31, 2025			December 31, 2024
(in thousands)	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate	Lease Payments	Weighted-average Lease Term (in years)	Weighted-average Discount Rate
Operating leases
Retail and corporate offices	$44,505	8.82	4.41%	$39,072	8.30	4.26%
Land	3,165	6.16	3.82%	3,228	6.63	3.52%
Equipment	—	0.00	—%	204	1.50	4.62%
Total operating leases	$47,670	8.63	4.37%	$42,505	8.13	4.20%

Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Corporation’s lease liability, were as follows:

(in thousands)	Total Leases
2026	$6,878
2027	6,483
2028	5,752
2029	4,511
2030	4,258
Beyond 2030	19,788
Total lease payments	$47,670
Less: interest	8,541
Present value of lease payments	$39,129
At December 31, 2025 and 2024, additional operating leases, primarily retail and corporate offices, that had not yet commenced totaled $6.1 million and $2.1 million, respectively. The leases that had not yet commenced as of December 31, 2025 will commence between April 2026 and January 2027 with lease terms of 5 year to 11 years.
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

(in thousands)	Payments	Receipts
2026	$6,693	$4,101
2027	6,112	3,478
2028	5,393	2,763
2029	4,157	2,712
2030	4,171	2,744
Beyond 2030	19,975	12,851
Total	$46,501	$28,649
Total rental expense from leases, net of lease income, totaled $2.4 million in 2025, $2.5 million in 2024, and $2.5 million in 2023.
Note 7 Deposits
The distribution of deposits is as follows:

(in thousands)	December 31, 2025	December 31, 2024
Noninterest-bearing demand	$6,126,632	$5,775,657
Savings	5,471,870	5,133,295
Interest-bearing demand	7,823,362	7,994,475
Money market	6,139,438	6,009,793
Network transaction deposits	2,154,995	1,758,388
Brokered CDs	3,795,133	4,276,309
Other time deposits	4,041,178	3,700,518
Total deposits	$35,552,608	$34,648,434
Time deposits in excess of $250,000 were $834.3 million and $757.7 million at December 31, 2025 and 2024, respectively.

Aggregate annual maturities of all time deposits at December 31, 2025, are as follows:

Maturities During Year Ending December 31,	(in thousands)
2026	$7,772,473
2027	43,062
2028	9,824
2029	5,927
2030	5,020
Thereafter	5
Total	$7,836,311
Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

(in thousands)	December 31, 2025	December 31, 2024
Short-term funding
Federal funds purchased	$260,070	$370,325
Securities sold under agreements to repurchase	47,794	100,044
Federal funds purchased and securities sold under agreements to repurchase	$307,864	$470,369
Long-term funding
Corporation senior notes, at par	$300,000	$300,000
Corporation subordinated notes, at par	300,000	550,000
Discount and capitalized costs	(7,484)	(8,664)
Subordinated debt fair value hedge(a)	1,760	(3,996)
Finance leases	—	295
Total long-term funding	$594,276	$837,635
Total short and long-term funding, excluding FHLB advances	$902,140	$1,308,004
FHLB advances
Short-term FHLB advances	$2,855,250	$1,250,000
Long-term FHLB advances	414,122	611,551
FHLB advances fair value hedge(a)	(1,278)	(7,744)
Total FHLB advances	$3,268,094	$1,853,807
Total short and long-term funding	$4,170,234	$3,161,811
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At December 31, 2025, the Corporation had pledged securities valued at 283% of the gross outstanding balance of repurchase agreements to manage this risk.

The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
(in thousands)	December 31, 2025	December 31, 2024
Repurchase agreements
Agency mortgage-related securities	$47,794	$100,044
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
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by pledging qualifying collateral of the subsidiary bank (such as residential mortgage loans, residential mortgage loans held for sale, home equity loans, CRE loans, and investment securities). At December 31, 2025, the Corporation had $11.4 billion of total collateral capacity, primarily supported by pledged consumer and CRE loans and investment securities. The FHLB advances had maturity or call dates ranging from 2026 through 2031 and had a weighted average interest rate of 3.77% as of December 31, 2025. The Corporation prepaid $600.0 million in long-term FHLB advances during the fourth quarter of 2024, incurring a prepayment fee of $14.0 million.
The table below summarizes the expected maturities of the Corporation’s long-term funding at December 31, 2025:

($ in thousands)	Long Term Funding
Year
2026	$204,283
2027	2,244
2028	201,366
2029	3,235
2030	299,560
Beyond 2030	296,432
Total long-term funding	$1,007,120

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
Common Stock Issuance: On November 18, 2024, the Corporation completed its underwritten public offering of 13.8 million shares of common stock at a price to the public of $25.00 per share. The net proceeds to the Company from the offering were $331.0 million, after deducting underwriting discounts, commissions, and offering expenses payable by the Corporation.
Subsidiary Equity: At December 31, 2025, subsidiary equity equaled $4.8 billion. See Note 18 for additional information on regulatory requirements for the Bank.
Common Stock Repurchases: The Corporation repurchased 900,000 shares for $22.3 million (or an average cost per common share of $24.77) during 2025 and repurchased 900,000 shares for $18.3 million (or an average cost per common share of $20.32) during 2024.
As of December 31, 2025, $39.1 million remained available to repurchase shares of common stock under previously approved Board of Director authorizations. Any repurchase of shares under this authorization will be based on market and investment opportunities, capital levels, growth prospects, and any necessary regulatory approvals and other regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.
The Corporation also repurchased shares in satisfaction of minimum tax withholding obligations in connection with settlements of equity compensation totaling $6.7 million (279,717 shares at an average cost per common share of $24.07) during 2025, compared to $6.2 million (302,077 shares at an average cost per common share of $20.64) during 2024.
Other Comprehensive Income (Loss): See the Consolidated Statements of Comprehensive Income for a summary of activity in other comprehensive income (loss) and see Note 21 for a summary of the components of accumulated other comprehensive income (loss).
Note 10 Stock-Based Compensation
Stock-Based Compensation Plan
In February 2025, the Board of Directors, with subsequent approval of the Corporation’s shareholders, approved the adoption of the 2025 Equity Incentive Plan. Shares available for issuance under the 2020 Incentive Plan were rolled into the 2025 Equity Incentive Plan. As of December 31, 2025, 3.1 million shares remained available for issuance under the 2025 Plan.

The Corporation also issued restricted stock awards under the 2025 Plan and previously under the 2020 Plan. The shares of restricted stock are restricted as to transfer, but are not restricted as to dividend or voting rights. Restricted stock units receive dividend equivalents but do not have voting rights. The transfer restrictions lapse over three or four years, depending upon whether the awards are performance-based or service-based. Performance-based awards are based on one or more performance measures as selected by the Compensation & Benefits Committee in its discretion, and service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based restricted stock awards granted during 2024 and 2025 will cliff-vest after the three year performance period has ended. Service-based restricted stock awards granted during 2024 and 2025 will generally vest ratably over a period of four years.
The 2020 and 2025 Plans provide that restricted stock awards and stock options will immediately become fully vested upon retirement from the Corporation of retirement eligible colleagues or early retirement and death or disability. See Note 1 for the Corporation’s accounting policy for stock-based compensation.
A summary of the Corporation’s stock option activity for the year ended December 31, 2025 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2024	1,778	$22.36	3.41 years	$3,693
Exercised	263	20.32
Forfeited or expired	55	22.86
Outstanding at December 31, 2025	1,460	$22.71	2.52 years	$4,483
Options exercisable at December 31, 2025	1,460	$22.71	2.52 years	$4,483
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the years ended December 31, 2025, 2024, and 2023, the intrinsic value of stock options exercised was $1.5 million, $9.9 million, and $0.5 million, respectively. All stock options were vested as of December 31, 2024. The total fair value of stock options vested was $0.5 million for the year ended December 31, 2024, and $0.9 million for the year ended December 31, 2023.

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
The following table summarizes information about the Corporation’s restricted stock awards activity for the year ended December 31, 2025:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2024	2,310	$21.25
Granted	891	24.20
Vested	761	22.17
Forfeited	68	22.95
Outstanding at December 31, 2025	2,372	$22.02
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Expense for restricted stock awards of $18.1 million was recorded for the year ended December 31, 2025, $18.9 million for the year ended December 31, 2024, and $17.3 million for the year ended December 31, 2023. Included in compensation expense for 2025 was $5.7 million of expense for the accelerated vesting of restricted stock awards granted to retirement eligible colleagues. The Corporation had $18.2 million of unrecognized compensation costs related to restricted stock awards at December 31, 2025 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2029.
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
Note 11 Retirement Plans
The Corporation has a noncontributory defined benefit RAP, covering substantially all employees who meet participation requirements. The benefit allocations are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. Any retirement plans of acquired entities are typically merged into the RAP after completion of the mergers, and credit is usually given to employees for years of service at the acquired institution for vesting and eligibility purposes.
The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.
The funded status and amounts recognized on the 2025 and 2024 consolidated balance sheets for the RAP and Postretirement Plan were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
(in thousands)	2025	2025	2024	2024
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$478,970	$—	$453,457	$—
Actual return on plan assets	55,988	—	43,676	—
Employer contributions	—	190	—	183
Benefits paid	(17,379)	(190)	(18,163)	(183)
Fair value of plan assets at end of year(a)	$517,579	$—	$478,970	$—
Change in benefit obligation
Net benefit obligation at beginning of year	$213,365	$2,043	$211,353	$1,425
Service cost	3,007	—	3,027	—
Interest cost	11,540	105	11,173	73
Actuarial loss (gain)	8,250	(248)	5,975	729
Benefits paid	(17,379)	(190)	(18,163)	(183)
Net benefit obligation at end of year(a)	$218,783	$1,710	$213,365	$2,043
Funded (unfunded) status	$298,796	$(1,710)	$265,605	$(2,043)
Noncurrent assets	$298,796	$—	$265,605	$—
Current liabilities	—	(185)	—	(212)
Noncurrent liabilities	—	(1,525)	—	(1,832)
Asset (liability) recognized on the consolidated balance sheets	$298,796	$(1,710)	$265,605	$(2,043)
(a) The fair value of the plan assets represented 237% and 224% of the net benefit obligation of the RAP at December 31, 2025 and 2024, respectively.
Amounts recognized in accumulated other comprehensive (income) loss, net of tax, were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
(in thousands)	2025	2025	2024	2024
Prior service cost	$(590)	$(196)	$(723)	$(252)
Net actuarial loss	14,820	69	24,758	267
Amount not yet recognized in net periodic benefit cost, but recognized in accumulated other comprehensive loss (income)	$14,230	$(127)	$24,035	$15
Other changes in plan assets and benefit obligations recognized in OCI, net of tax were as follows:

	RAP	Postretirement Plan	RAP	Postretirement Plan
(in thousands)	2025	2025	2024	2024
Net actuarial gain (loss)	$8,472	$248	$3,102	$(729)
Amortization of prior service cost	(177)	(75)	(215)	(75)
Amortization of actuarial gain	—	(16)	—	(28)
Income tax (expense) benefit	(2,070)	(47)	(718)	208
Total recognized in OCI	$6,225	$110	$2,169	$(624)

The components of net periodic pension benefit cost for the RAP were as follows:

(in thousands)	2025	2024	2023
Service cost	$3,007	$3,027	$3,189
Interest cost	11,540	11,173	10,887
Expected return on plan assets	(39,267)	(34,599)	(32,862)
Amortization of prior service cost	(177)	(215)	(250)
Amortization of actuarial loss	—	—	—
Total net periodic pension benefit income	$(24,897)	$(20,614)	$(19,037)
The components of net periodic benefit cost for the Postretirement Plan were as follows:

(in thousands)	2025	2024	2023
Interest cost	$105	$73	$78
Amortization of prior service cost	(75)	(75)	(75)
Amortization of actuarial loss (gain)	16	(28)	(29)
Total net periodic benefit cost (income)	$46	$(31)	$(26)
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the other noninterest expense caption of the consolidated statements of income. The service cost components are included in the personnel noninterest expense caption of the consolidated statements of income.

	RAP	Postretirement Plan	RAP	Postretirement Plan
	2025	2025	2024	2024
Weighted average assumptions used to determine benefit obligations
Discount rate	5.30%	5.30%	5.40%	5.40%
Rate of increase in compensation levels	3.00%	N/A	2.50%	N/A
Interest crediting rate	3.75%	N/A	3.81%	N/A
Weighted average assumptions used to determine net periodic benefit costs
Discount rate	5.70%	5.40%	5.40%	5.40%
Rate of increase in compensation levels	2.50%	N/A	2.50%	N/A
Expected long-term rate of return on plan assets	8.20%	N/A	7.40%	N/A
The expected long-term rate of return on plan assets was estimated based on the RAP's current mix of the plan assets and a forward looking capital markets model which estimates long-term future returns. This model estimates expected long-term, forward-looking, annual returns and expected annual volatilities for different asset classes and correlations between each asset class pair using current yields for investment grade fixed income securities and risk premiums for riskier asset classes. The actual rates of return for the RAP assets were 12.54% and 10.16% for 2025 and 2024, respectively.
The RAP’s investments are exposed to various risks, such as interest rate, market, and credit risks. Due to the level of risks associated with certain investments and the level of uncertainty related to changes in the value of the investments, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported. The investment objective for the RAP is to ensure there are sufficient assets to pay pension obligations when they come due while mitigating risks and providing prudent governance. The RAP has a diversified portfolio designed to provide liquidity, current income, and growth of income and principal, with anticipated asset allocation ranges of: equity securities 50 to 70%, fixed-income securities 30 to 50%, alternative securities 0 to 15%, and other cash equivalents 0 to 5%. Based on changes in economic and market conditions, the Corporation could be outside of the allocation ranges for brief periods of time. The asset allocation for the RAP as of the December 31, 2025 and 2024 measurement dates, respectively, by asset category were as follows:

Asset Category	2025	2024
Equity securities	56%	55%
Fixed-income securities	35%	35%
Group annuity contracts	8%	8%
Other	1%	2%
Total	100%	100%
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
Based on these inputs, the following tables summarize the fair value of the RAP’s investments:

	December 31, 2025
(in thousands)	Fair Value	Level 1	Level 2	Level 3
RAP investments
Money market account	$2,661	$2,661	$—	$—
Common /collective trust funds	197,772	197,772	—	—
Mutual funds	277,577	277,577	—	—
Group annuity contract	39,569	—	—	39,569
Total RAP investments	$517,579	$478,010	$—	$39,569

	December 31, 2024
(in thousands)	Fair Value	Level 1	Level 2	Level 3
RAP investments
Money market account	$7,892	$7,892	$—	$—
Common /collective trust funds	183,059	183,059	—	—
Mutual funds	247,602	247,602	—	—
Group annuity contract	40,416	—	—	40,416
Total RAP investments	$478,970	$438,554	$—	$40,416
The following presents a summary of the changes in the fair value of the RAP's Level 3 asset during the periods indicated.

Fair Value Reconciliation of Level 3 RAP Investments	2025	2024
Fair value of group annuity contract at beginning of period	$40,416	$43,687
Return on plan assets	1,645	(731)
Benefits paid	(2,492)	(2,539)
Fair value of group annuity contract at end of period	$39,569	$40,416
The Corporation’s RAP funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions to the RAP during 2025 and 2024.
The projected benefit payments were calculated using the same assumptions as those used to calculate the benefit obligations listed above. The projected benefit payments for the RAP and Postretirement Plan at December 31, 2025, reflecting expected future services, were as follows:

(in thousands)	RAP	Postretirement Plan
Estimated future benefit payments
2026	$22,872	$190
2027	21,660	185
2028	21,472	179
2029	21,555	173
2030	21,226	166
2031-2035	85,207	711
The health care trend rate is an assumption as to how much the Postretirement Plan’s medical costs will change each year in the future. There are no remaining participants under age 65 in the Postretirement Plan. The actual change in 2025 health care premium rates for post-65 coverage was a decrease of 47.66%. The health care trend rate assumption for post-65 coverage assumes a 5.80% rate of increase for 2026, declining to an ultimate trend rate of 5% by the year 2030.
The Corporation also has a 401(k) and Employee Stock Ownership Plan (the “401(k) plan”). The Corporation’s contribution is determined by the Compensation and Benefits Committee of the Board of Directors. Total expenses related to contributions to the 401(k) plan were $17.5 million, $17.2 million, and $15.6 million for 2025, 2024, and 2023, respectively.

Note 12 Income Taxes
The current and deferred amounts of income tax expense (benefit) were as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Current
Federal	$62,599	$38,353	$29,319
State	19,289	9,436	5,283
Total current	81,888	47,789	34,602
Deferred
Federal	25,320	(30,701)	(8,371)
State	(4,075)	(5,775)	(3,135)
Total deferred	21,245	(36,475)	(11,506)
Total income tax expense	$103,133	$11,314	$23,097

Total federal	$87,919	$7,652	$20,948
Total state	15,214	3,661	2,148
Total income tax expense	$103,133	$11,314	$23,097

Income taxes paid (refunded) are as follows:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Federal	$(3,266)	$6,607	$42,500
State	4,787	11,142	26,917
Total	$1,521	$17,749	$69,417

Income taxes paid (net of refunds) exceeds 5% of total income taxes paid (net of refunds) for the year in the following jurisdictions:

	Years Ended December 31,
(in thousands)	2025	2024	2023
Federal	$(3,266)	$6,607	$42,500
State
Illinois	2,589	4,054	7,250
Minnesota	2,195	*	4,000
New York	753	*	*
New York City	443	*	*
Iowa	585	*	*
Connecticut	344	*	*
New Jersey	280	*	*
Massachusetts	118	*	*
Indiana	99	*	*
Wisconsin	(2,718)	1,942	10,450
Ohio	*	1,607	*
*Did not exceed 5% of total income taxes paid (net of refunds).

Temporary differences between the amounts reported on the financial statements and the tax bases of assets and liabilities resulted in deferred taxes. DTAs and liabilities, included in other assets and accrued expenses and other liabilities on the consolidated balance sheets, respectively, were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Deferred tax assets
Allowance for loan losses	$95,867	$89,295
Allowance for other losses	10,576	9,840
Accrued liabilities	33,931	26,109
Deferred compensation	34,086	30,404
Federal tax credits carryforward	—	18,160
Benefit of state tax losses and credit carryforwards	5,760	4,187
Capital loss	15,923	29,325
Nonaccrual interest	1,840	1,269
Partnerships	38,390	37,781
Lease liability	9,921	8,881
Basis difference from equity securities and other investments	4,302	—
Net unrealized losses on AFS securities	3,510	16,228
Net unrealized losses on pension and postretirement benefits	5,879	7,995
Other	8,510	3,353
Total deferred tax assets	$268,495	$282,828
Valuation allowance for deferred tax assets	(15,923)	(32,702)
Total deferred tax assets after valuation allowance	$252,572	$250,126

Deferred tax liabilities
Prepaid expenses	$102,491	$83,251
Goodwill	22,862	22,376
Mortgage banking activities	21,778	21,877
Deferred loan fee income	8,270	7,836
Lease financing	64,171	13,213
Bank premises and equipment	3,029	30,534
Purchase accounting	4,374	6,246
Basis difference from equity securities and other investments	—	3,104
Total deferred tax liabilities	$226,975	$188,437
Net deferred tax assets	$25,597	$61,689
At December 31, 2025, the valuation allowance for DTAs was related to capital loss carryovers. The changes in the valuation allowance inclusive of state valuation allowances were as follows:

(in thousands)	2025	2024
Valuation allowance for deferred tax assets, beginning of year	$(32,702)	$—
Decrease (increase) in current year	16,779	(32,702)
Valuation allowance for deferred tax assets, end of year	$(15,923)	$(32,702)
At December 31, 2025, the Corporation had state net operating loss carryforwards of $133.9 million (of which $2.0 million was acquired from various acquisitions) that will begin expiring in 2029.

The effective income tax rate differs from the statutory federal tax rate. The major reasons for this difference were as follows:

	2025		2024		2023
(Dollars in thousands)	Dollar	Percent	Dollar	Percent	Dollar	Percent
Federal income tax rate at statutory rate	$121,361	21.0%	$28,236	21.0%	$43,271	21.0%
Increases (decreases) resulting from:
State income taxes (net of federal benefit)(a)	10,105	1.9%	(1,276)	(0.9)%	(2,232)	(1.1)%
Tax effect of tax credits and benefits, net of related expenses
Partnerships	(5,904)	(1.0)%	(7,400)	(5.5)%	(7,248)	(3.5)%
Research credits	(992)	(0.2)%	(1,044)	(0.8)%	(1,574)	(0.8)%
Other tax credits	—	—%	—	—%	(194)	(0.1)%
Nontaxable and nondeductible items
Tax-exempt interest and dividends	(13,030)	(2.3)%	(13,921)	(10.4)%	(15,321)	(7.4)%
Bank owned life insurance	(3,611)	(0.6)%	(2,830)	(2.1)%	(2,149)	(1.0)%
Net (benefit) tax from stock-based compensation	(292)	(0.1)%	(208)	(0.2)%	7	—%
Net benefit of portfolio reallocation and legal entity rationalization plan(b)	—	—%	(29,109)	(21.6)%	—	—%
FDIC premium	6,760	1.2%	6,500	4.8%	6,220	3.0%
Dividends	(318)	(0.1)%	(336)	(0.2)%	(334)	(0.2)%
Other	1,943	0.3%	3,610	2.7%	2,177	1.1%
Changes in valuation allowance	(14,337)	(2.5)%	27,525	20.5%	—	—%
Changes in unrecognized tax benefits	1,017	0.2%	545	0.4%	(6)	—%
Other adjustments	431	0.1%	1,022	0.7%	480	0.2%
Effective income tax	$103,133	17.9%	$11,314	8.4%	$23,097	11.2%
(a) State taxes from Illinois and Minnesota made up the majority (greater than 50%) of the tax effect in this category during 2025 and from Wisconsin and Illinois during 2024 and 2023.
(b) Related to the previously announced strategic reallocation of the investment portfolio and adoption of a legal entity rationalization plan in the second quarter of 2024.
Savings banks acquired by the Corporation in 1997 and 2004 qualified under provisions of the Internal Revenue Code that permitted them to deduct from taxable income an allowance for bad debts that differed from the provision for such losses charged to income for financial reporting purposes. Accordingly, no provision for income taxes has been made for $100 million of retained income at December 31, 2025. If income taxes had been provided, the deferred tax liability would have been $25.4 million. Management does not expect this amount to become taxable in the future; therefore, no provision for income taxes has been made.
The Corporation and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation’s federal income tax returns are open and subject to examination from the 2022 tax return year and forward. The years open to examination by state and local government authorities varies by jurisdiction.
A reconciliation of the beginning and ending amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was as follows:

(in thousands)	2025	2024
Balance at beginning of year	$2,772	$2,227
Changes for tax positions related to prior years	234	83
Changes for tax positions related to current year	783	462
Balance at end of year	$3,789	$2,772
The Corporation recognizes interest and penalties accrued related to unrecognized tax benefits in the income tax expense line on the consolidated statements of income. Interest and penalty benefits, as well as accrued interest and penalties, were immaterial at both December 31, 2025 and 2024. At December 31, 2025 and 2024, the Corporation believes it has appropriately accounted for any unrecognized tax benefits. Management does not anticipate significant adjustments to the total amount of unrecognized tax benefits within the next twelve months.
Note 13 Derivative and Hedging Activities
The Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest and currency rates as well as other economic conditions.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $79.4 million and $81.4 million of investment securities as collateral at December 31, 2025 and 2024, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $11.8 million at December 31, 2025, compared to $0.3 million at December 31, 2024. See Note 17 for fair value information and disclosures and see Note 1 for the Corporation's accounting policy for derivative and hedging activities.
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

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments as of December 31, 2025 and December 31, 2024. The derivative assets and liabilities are presented on a gross basis prior to the application of bilateral collateral and master netting agreements, but after the variation margin payments with central clearing organizations have been applied as settlement, as applicable. Total derivative assets and liabilities are adjusted to take into consideration the effects of legally enforceable master netting agreements and cash collateral received or paid as of December 31, 2025 and December 31, 2024. The resulting net derivative asset and liability fair values are included in other assets and accrued expenses and other liabilities, respectively, on the consolidated balance sheets.

	December 31, 2025				December 31, 2024
	Asset		Liability		Asset		Liability
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$2,425,000	$10,517	$25,000	$1	$1,950,000	$2,960	$1,150,000	$2,976
Foreign currency exchange forwards	280,159	757	38,384	194	127,518	2,457	216,665	563
Total designated as hedging instruments		11,274		195		5,418		3,539
Not designated as hedging instruments:
Interest rate-related and other instruments	4,775,818	66,787	7,072,274	108,631	3,858,867	88,541	6,992,894	170,928
Foreign currency exchange forwards	48,904	1,731	43,787	1,517	68,028	4,315	74,199	4,106
Mortgage banking(b)	39,998	814	107,000	444	28,580	580	85,000	—
Total not designated as hedging instruments		69,332		110,592		93,436		175,034
Gross derivatives before netting		80,606		110,787		98,854		178,573
Less: Legally enforceable master netting agreements		12,839		12,839		12,667		12,667
Less: Cash collateral pledged/received		10,343		8,334		35,190		250
Total derivative instruments, after netting		$57,424		$89,614		$50,997		$165,656
(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps. As of December 31, 2025, the Corporation did not have any forward starting interest rate-related swaps. As of December 31, 2024 such swaps with effective dates ranging from February 1, 2025 to March 1, 2025 had an asset notional amount and fair value of $100.0 million and $0.3 million, respectively, and a liability notional amount and fair value of $300.0 million and $1.4 million, respectively.
(b) The mortgage derivative asset includes interest rate lock commitments, while the mortgage derivative liability includes forward commitments. Given the fair value position as of December 31, 2025, the fair value of the mortgage derivative asset included $0.8 million of interest rate lock commitments and the derivative liability included $0.4 million of forward commitments. As of December 31, 2024, the fair value of the mortgage derivative asset included $0.3 million of interest rate lock commitments and $0.3 million of forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	December 31, 2025		December 31, 2024
Other long-term funding	$(301,760)	$(1,760)	$(296,004)	$3,996
FHLB Advances	(198,722)	1,278	(592,256)	7,744
Total	$(500,482)	$(482)	$(888,260)	$11,740
(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At December 31, 2025 and 2024, the carrying amount excluded for foreign currency denominated loans was $318.5 million and $344.2 million, respectively.

The Corporation terminated its $500.0 million fair value hedge during the fourth quarter of 2019. At December 31, 2025, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $193.9 million and is included in loans on the consolidated balance sheets. This amount includes $0.7 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	For the Years Ended December 31,
	2025		2024		2023
(in thousands)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	(Loss) on Mortgage Portfolio Sale
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$(4,287)	$(6,379)	$(16,695)	$(19,189)	$(14,176)	$(17,536)	$(125)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(115)	(12,222)	(217)	661	(245)	(5,084)	(125)
Derivatives designated as hedging instruments(a)	(4,172)	5,843	(16,478)	(19,850)	(13,930)	(12,451)	—
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	For the Years Ended December 31,
	2025	2024	2023
(in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$1	$(3)	$—
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	9,299	(31,226)	9,322
Derivatives designated as hedging instruments	(9,298)	31,223	(9,322)
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Interest rate-related instruments designated as cash flow hedging instruments
Amount of income (loss) recognized in OCI on cash flow hedge derivative(a)	$7,243	$(21,537)	$(13,254)
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	4,172	16,478	13,930

(a) The entirety of gains (losses) recognized in OCI as well as those reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $7.2 million will be reclassified as an increase to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to December 31, 2025. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 24 months as of December 31, 2025.

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	For the Years Ended December 31,
(in thousands)		2025	2024	2023
Derivative Instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(92)	$(133)	$392
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(796)	(6,531)	(1,096)
Foreign currency exchange forwards	Capital markets, net	(261)	(371)	1,670
Interest rate lock commitments (mortgage)	Mortgage banking, net	488	(113)	353
Forward commitments (mortgage)	Mortgage banking, net	(698)	927	(627)
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
The following tables present the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
December 31, 2025	$42,468	$(12,839)	$(10,343)	$19,286	$(18,131)	$1,155
December 31, 2024	$79,807	$(12,667)	$(35,190)	$31,950	$(31,950)	$—

		Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)	Gross Amounts Recognized	Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
December 31, 2025	$23,006	$(12,839)	$(8,334)	$1,833	$—	$1,833
December 31, 2024	$14,369	$(12,667)	$(250)	$1,452	$—	$1,452

Note 15 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 13). The following is a summary of lending-related commitments:

(in thousands)	December 31, 2025	December 31, 2024
Commitments to extend credit(a), excluding commitments to originate residential mortgage loans held for sale(b)	$11,872,816	$11,173,438
Commercial letters of credit(a)	425	875
Standby letters of credit(c)	222,047	253,709
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at December 31, 2025 or 2024.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 13.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2.2 million at December 31, 2025 and and $2.5 million at December 31, 2024, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

(in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024
Allowance for unfunded commitments
Balance at beginning of period	$38,776	$34,776
Provision for unfunded commitments	2,500	4,000
Balance at end of period	$41,276	$38,776
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at December 31, 2025, was $174.3 million, compared to $204.8 million at December 31, 2024, included in tax credit and other investments on the consolidated balance sheets.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $35.5 million, $34.8 million, and $34.1 million during the years ended

December 31, 2025, 2024, and 2023, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $172.2 million at December 31, 2025 and $202.8 million at December 31, 2024.
The Corporation’s unfunded contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded contributions totaled $22.8 million and $29.7 million at December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025, 2024 and 2023, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $62.3 million and $54.1 million at December 31, 2025 and 2024, respectively, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $3.5 million and $3.2 million for the years ended December 31, 2025 and 2024, respectively. There were no loss reimbursement and settlement claims paid for the years ended December 31, 2025, or 2024. Make whole requests since January 1, 2024 generally arose from loans originated since January 1, 2022 with such balances totaling $3.9 billion at the time of sale, consisting primarily of loans sold to GSEs. As of December 31, 2025, $1.8 billion of those loans originated since January 1, 2022 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $0.3 million at December 31, 2025 and $0.6 million at December 31, 2024.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At December 31, 2025 and December 31, 2024, there were $11.4 million and $13.7 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At December 31, 2025 and December 31, 2024, there were $273.4 million and $133.8 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 16 Parent Company Only Financial Information
Presented below are condensed financial statements for the Parent Company:
Balance Sheets

	December 31,
(in thousands)	2025	2024
Assets
Cash and due from banks	$32,616	$36,158
Interest-bearing deposits in other financial institutions	50,325	212,943
Notes and interest receivable from subsidiaries	653,411	710,126
Investments in and receivable due from subsidiaries	4,802,649	4,455,525
Other assets	60,431	57,649
Total assets	$5,599,432	$5,472,402
Liabilities and Stockholders' Equity
Senior notes, at par	$300,000	$300,000
Subordinated notes, at par	300,000	550,000
Long-term funding capitalized costs and fair value hedge liability	(5,724)	(12,660)
Total long-term funding	594,276	837,340
Accrued expenses and other liabilities	29,809	29,500
Total liabilities	624,085	866,841
Preferred equity	194,112	194,112
Common equity	4,781,235	4,411,450
Total stockholders’ equity	4,975,347	4,605,562
Total liabilities and stockholders’ equity	$5,599,432	$5,472,402
Statements of Income

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Income
Income from subsidiaries	$483,092	$129,224	$192,559
Interest income on notes receivable from subsidiaries	45,607	42,834	30,363
Other income	1,428	1,310	1,175
Total income	530,127	173,368	224,097
Expense
Interest expense on short and long-term funding	43,009	45,781	36,081
Other expense	6,696	6,727	7,352
Total expense	49,705	52,508	43,434
Income before income tax expense	480,422	120,860	180,663
Income tax (benefit)	5,645	(2,286)	(2,292)
Net income	474,777	123,145	182,956
Preferred stock dividends	11,500	11,500	11,500
Net income available to common equity	$463,277	$111,645	$171,456

Statements of Cash Flows

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$474,777	$123,145	$182,956
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in equity in undistributed net income (loss) of subsidiaries	(281,091)	55,776	107,441
Net change in other assets and accrued expenses and other liabilities	24,615	12,059	(35,863)
Net cash provided by operating activities	218,301	190,980	254,534
Cash Flows from Investing Activities
Net decrease (increase) in investment in subsidiary	55,000	(331,023)	—
Net increase in notes receivable from subsidiaries	—	(145,000)	(385,000)
Net cash provided by (used in) investing activities	55,000	(476,023)	(385,000)
Cash Flows from Financing Activities
Net decrease in commercial paper	—	—	(20,798)
Proceeds from issuance of long-term funding	—	297,864	292,740
Repayment of Corporation's senior notes	(250,000)	—	—
Proceeds from issuance of common stock	—	331,023	—
Proceeds from issuance of common stock for stock-based compensation plans	6,887	37,576	4,297
Purchase of treasury stock, open market purchases	(22,292)	(18,289)	—
Purchase of treasury stock, stock-based compensation plans	(6,733)	(6,234)	(6,593)
Cash dividends on common stock	(155,773)	(139,197)	(129,534)
Cash dividends on preferred stock	(11,500)	(11,500)	(11,500)
Other	(50)	—	—
Net cash (used in) provided by financing activities	(439,461)	491,243	128,612
Net (decrease) increase in cash and cash equivalents	(166,160)	206,200	(1,854)
Cash and cash equivalents at beginning of year	249,101	42,901	44,755
Cash and cash equivalents at end of year	$82,941	$249,101	$42,901
Note 17 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept). See Note 1 for the Corporation’s accounting policy for fair value measurements.
Following is a description of the valuation methodologies with significant inputs used for the Corporation’s instruments measured on a recurring basis at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
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
Derivative Financial Instruments (Interest Rate-Related Instruments - Both Designated and Not Designated as Hedging Instruments): The Corporation uses interest rate-related instruments (swaps and caps) to hedge its exposure to changes in fair value of its fixed-rate debt and mortgage servicing rights as well as to hedge its exposure to variability in cash flows on its floating rate assets, both due to changes in benchmark interest rates. Additionally, the Corporation also offers interest rate-related instruments (swaps and caps) to service its customers’ needs, for which the Corporation simultaneously enters into offsetting derivative financial instruments (i.e., mirror interest rate-related instruments) with third parties to manage its interest rate risk associated with these financial instruments. The valuation of the Corporation’s derivative financial instruments is determined using discounted cash flow analysis on the expected cash flows of each derivative and also includes a nonperformance/credit risk component (credit valuation adjustment). See Note 13 for additional disclosure regarding the Corporation’s interest rate-related instruments.
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
While the Corporation has determined that the majority of the inputs used to value its interest rate-related derivative financial instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. The Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions as of December 31, 2025 and 2024, and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivative financial instruments for interest rate-related instruments. Therefore, the Corporation has determined that the fair value measures of its derivative financial instruments for interest rate-related instruments in their entirety are classified within Level 2 of the fair value hierarchy.
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
For Level 3 assets and liabilities measured at fair value on a recurring basis as of December 31, 2025, the Corporation utilized the following valuation techniques and significant unobservable inputs:
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

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$574,698	$574,698	$574,698	$—	$—
Interest-bearing deposits in other financial institutions	1,144,123	1,144,123	1,144,123	—	—
Federal funds sold and securities purchased under agreements to resell	1,400	1,400	1,400	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	3,044	3,044	—	3,044	—
Residential mortgage-related securities:
FNMA / FHLMC	129,863	129,863	—	129,863	—
GNMA	5,039,829	5,039,829	—	5,039,829	—
Commercial mortgage-related securities:
FNMA / FHLMC	16,958	16,958	—	16,958	—
GNMA	109,556	109,556	—	109,556	—
Asset backed securities:
FFELP	95,046	95,046	—	95,046	—
SBA	269	269	—	269	—
Other debt securities	2,998	2,998	—	2,998	—
Total AFS investment securities	5,397,563	5,397,563	—	5,397,563	—
HTM investment securities:
U.S. Treasury securities	996	1,015	1,015	—	—
Obligations of state and political subdivisions (municipal securities)	1,628,088	1,507,302	—	1,507,302	—
Residential mortgage-related securities:
FNMA / FHLMC	823,630	696,462	—	696,462	—
GNMA	39,123	36,884	—	36,884	—
Private-label	302,817	258,827	—	258,827	—
Commercial mortgage-related securities:
FNMA / FHLMC	763,370	650,366	—	650,366	—
GNMA	44,552	40,138	—	40,138	—
Total HTM investment securities	3,602,576	3,190,994	1,015	3,189,979	—
Equity securities:
Equity securities	11,060	11,060	11,060	—	—
Equity securities at NAV	15,000	15,000
Total equity securities	26,060	26,060

Regulatory stocks	252,514	252,514	—	252,514	—
Residential loans held for sale	72,499	72,499	—	72,499	—
Loans, net	30,766,886	29,970,788	—	—	29,970,788
Bank and corporate owned life insurance	694,452	694,452	—	694,452	—
Mortgage servicing rights, net	86,337	86,337	—	—	86,337
Interest rate-related instruments designated as hedging instruments(a)	10,517	10,517	—	10,517	—
Foreign currency exchange forwards designated as hedging instruments(a)	757	757	—	757	—
Interest rate-related and other instruments not designated as hedging instruments(a)	66,787	66,787	—	66,787	—
Foreign currency exchange forwards not designated as hedging instruments(a)	1,731	1,731	—	1,731	—
Interest rate lock commitments to originate residential mortgage loans held for sale	814	814	—	—	814
Total selected assets at fair value	$42,699,714	$41,492,034	$1,732,296	$9,686,799	$30,057,939
(a) Figures are presented gross before netting. See Note 13 and Note 14 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	December 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Brokered CDs	$3,795,133	$3,791,245	$—	$3,791,245	$—
Other time deposits	4,041,178	4,035,549	—	4,035,549	—

Federal funds purchased and securities sold under agreements to repurchase	307,864	307,864	307,864	—	—

FHLB advances	3,268,094	3,267,836	—	3,267,836	—
Other long-term funding	594,276	598,141	—	598,141	—
Standby letters of credit(a)	2,225	2,225	—	2,225	—
Interest rate-related instruments designated as hedging instruments(b)	1	1	—	1	—
Foreign currency exchange forwards designated as hedging instruments(b)	194	194	—	194	—
Interest rate-related and other instruments not designated as hedging instruments(b)	108,631	108,631	—	108,631	—
Foreign currency exchange forwards not designated as hedging instruments(b)	1,517	1,517	—	1,517	—
Forward commitments to sell residential mortgage loans	444	444	—	—	444
Total selected liabilities at fair value	$12,119,557	$12,113,647	$307,864	$11,805,339	$444
(a) The commitment on standby letters of credit was $222.0 million at December 31, 2025. See Note 15 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(b) Figures are presented gross before netting. See Note 13 and Note 14 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

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

	December 31, 2024
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Brokered CDs	$4,276,309	$4,276,309	$—	$4,276,309	$—
Other time deposits	3,700,518	3,700,518	—	3,700,518	—

Federal funds purchased and securities sold under agreements to repurchase	470,369	470,370	—	470,370	—
FHLB advances	1,853,807	1,852,685	—	1,852,685	—
Other long-term funding	837,635	823,991	—	823,991	—
Standby letters of credit(a)	2,546	2,546	—	2,546	—
Interest rate-related instruments designated as hedging instruments(b)	2,976	2,976	—	2,976	—
Foreign currency exchange forwards designated as hedging instruments(b)	563	563	—	563	—
Interest rate-related and other instruments not designated as hedging instruments(b)	170,928	170,928	—	170,928	—
Foreign currency exchange forwards not designated as hedging instruments(b)	4,106	4,106	—	4,106	—
Total selected liabilities at fair value	$11,319,757	$11,304,992	$—	$11,304,992	$—
(a) The commitment on standby letters of credit was $253.7 million at December 31, 2024. See Note 15 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(b) Figures are presented gross before netting. See Note 13 and Note 14 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy:

(in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans
Balance December 31, 2023	$439	$673
New production	11,771	(4,000)
Closed loans / settlements	(8,816)	3,512
Other	(3,068)	(438)
Change in mortgage derivative	(113)	(927)
Balance December 31, 2024	$327	$(254)
New production	$13,435	$(3,998)
Closed loans / settlements	(13,690)	2,738
Other	742	1,958
Change in mortgage derivative	487	698
Balance December 31, 2025	$814	$444
Refer to Note 4 for a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage servicing rights measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy.
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
For Level 3 assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2025, the Corporation utilized the following valuation techniques and significant unobservable inputs:

Individually Evaluated Loans: The Corporation individually evaluates loans when a commercial loan relationship over $0.5 million is in nonaccrual status or when it otherwise does not share similar risk characteristics with other loans, including those for which a debt restructuring is probable. See Note 3 for additional information regarding the Corporation’s individually evaluated loans.
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
The following table presents a rollforward of the fair value of Level 3 equity securities that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes:

(in thousands)
Fair value as of December 31, 2023	$24,769
Gains recognized in investment securities gains, net	4,054
Purchases	22
Sales	(28,772)
Fair value as of December 31, 2024	$72
Purchases	14
Sales	(23)
Transfers out of level 3	(63)
Fair value as of December 31, 2025	$—
The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value
(in thousands)	Fair Value Hierarchy	December 31, 2025	December 31, 2024
Assets
Individually evaluated loans	Level 3	$18,659	$31,483
OREO(a)	Level 2	770	276
(a) If the fair value of the collateral exceeds the carrying amount of the asset, no charge off or adjustment is necessary, the asset is not considered to be carried at fair value, and is therefore not included in the table.
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

December 31, 2025	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	9%
Individually evaluated loans	Discounted cash flow	Discount factor	45%	-	45%	45%
Individually evaluated loans	Market approach	Appraisal / Cost to sell	10%		90%	69%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	67%	-	100%	93%
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and CET1 capital to risk-weighted assets, and of tier 1 capital to average assets. Management believes, as of December 31, 2025 and 2024, that the Corporation meets all capital adequacy requirements to which it is subject.
For additional information on the capital requirements applicable for the Corporation and the Bank, please see Part I, Item 1.
As of December 31, 2025 and 2024, the most recent notifications from the OCC and the FDIC categorized the subsidiary bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the subsidiary bank must maintain minimum ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution’s category. The actual capital amounts and ratios of the Corporation and its significant subsidiary are presented below. No deductions from capital were made for interest rate risk in 2025 or 2024.

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions(a)
(in thousands)	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2025
Associated Banc-Corp
Total capital	$4,593,079	13.08%	$2,810,054	≥	8.00%
Tier 1 capital	3,877,823	11.04%	2,107,541	≥	6.00%
CET1	3,683,711	10.49%	1,580,656	≥	4.50%
Leverage	3,877,823	8.96%	1,730,902	≥	4.00%
Associated Bank, N.A.
Total capital	$4,357,088	12.43%	$2,804,726	≥	8.00%	$3,505,907	≥	10.00%
Tier 1 capital	3,687,739	10.52%	2,103,544	≥	6.00%	2,804,726	≥	8.00%
CET1	3,687,739	10.52%	1,577,658	≥	4.50%	2,278,840	≥	6.50%
Leverage	3,687,739	8.53%	1,728,445	≥	4.00%	2,160,556	≥	5.00%
As of December 31, 2024
Associated Banc-Corp
Total capital	$4,282,597	12.61%	$2,716,014	≥	8.00%
Tier 1 capital	3,590,948	10.58%	2,037,010	≥	6.00%
CET1	3,396,836	10.01%	1,527,758	≥	4.50%
Leverage	3,590,948	8.73%	1,644,627	≥	4.00%
Associated Bank, N.A.
Total capital	$4,078,042	12.03%	$2,710,815	≥	8.00%	$3,388,519	≥	10.00%
Tier 1 capital	3,425,721	10.11%	2,033,111	≥	6.00%	2,710,815	≥	8.00%
CET1	3,425,721	10.11%	1,524,833	≥	4.50%	2,202,537	≥	6.50%
Leverage	3,425,721	8.34%	1,642,484	≥	4.00%	2,053,105	≥	5.00%
(a) Prompt corrective action provisions are not applicable at the bank holding company level.

Note 19 Earnings Per Common Share
See Note 1 for the Corporation’s accounting policy on earnings per common share. Presented below are the calculations for basic and diluted earnings per common share:

	For the Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net income	$474,777	$123,145	$182,956
Preferred stock dividends	(11,500)	(11,500)	(11,500)
Net income available to common equity	$463,277	$111,645	$171,456
Common shareholder dividends	$(154,993)	$(138,508)	$(128,748)
Unvested share-based payment awards	(780)	(689)	(785)
Undistributed earnings	$307,504	$(27,552)	$41,922
Undistributed earnings allocated to common shareholders	$306,008	$(27,552)	$41,675
Undistributed earnings allocated to unvested share-based payment awards	1,496	—	247
Undistributed earnings	$307,504	$(27,552)	$41,922
Basic
Distributed earnings to common shareholders	$154,993	$138,508	$128,748
Undistributed earnings allocated to common shareholders	306,008	(27,552)	41,675
Total common shareholders earnings, basic	$461,001	$110,956	$170,424
Diluted
Distributed earnings to common shareholders	$154,993	$138,508	$128,748
Undistributed earnings allocated to common shareholders	306,008	(27,552)	41,675
Total common shareholders earnings, diluted	$461,001	$110,956	$170,424
Weighted average common shares outstanding	165,079	151,933	149,968
Effect of dilutive common stock awards	1,534	1,415	892
Diluted weighted average common shares outstanding	166,613	153,347	150,860
Basic earnings per common share	$2.79	$0.73	$1.14
Diluted earnings per common share	$2.77	$0.72	$1.13
Excluded from the earnings per common share calculations were 0.8 million anti-dilutive common stock options for the year ended December 31, 2025, and 1.8 million and 3.4 million anti-dilutive common stock options were excluded from the earnings per common share calculations for the years ended December 31, 2024 and 2023, respectively.
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

Financial information about the Corporation’s segments is presented below:

	As of and for the Year Ended December 31, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$960,032	$266,645	$(25,532)	$1,201,145
Net intersegment interest (expense) income	(400,918)	538,345	(137,427)	—
Net interest income (expense)	559,114	804,990	(162,959)	1,201,145
Noninterest income	61,925	209,451	15,024	286,400
Total income (expense) before provision	621,039	1,014,441	(147,935)	1,487,545
Provision for credit losses	80,808	25,790	(52,602)	53,996
Total income (expense) after provision	540,231	988,651	(95,333)	1,433,549
Noninterest expense
Personnel	84,455	238,367	198,901	521,723
Technology(b)	3,179	52,394	55,304	110,877
Occupancy(b)	81	109	54,821	55,011
Business development and advertising	4,467	3,609	23,538	31,614
Equipment(b)	1	5,118	15,158	20,277
Legal and professional	1,015	2,347	20,572	23,934
Loan and foreclosure costs	1,603	4,690	1,971	8,264
FDIC assessment	—	—	36,713	36,713
Other intangible amortization	—	—	8,811	8,811
Other noninterest expense	3,397	33,414	1,604	38,415
Allocated indirect expense (income)	87,692	211,386	(299,078)	—
Total noninterest expense	185,890	551,434	118,315	855,639
Net income (loss) before income taxes	354,341	437,217	(213,648)	577,910
Income tax expense (benefit)	68,165	91,816	(56,848)	103,133
Net income (loss)	$286,176	$345,401	$(156,800)	$474,777

Loans	$18,129,783	$12,618,662	$415,169	$31,163,614
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	18,910,235	13,476,698	12,815,663	45,202,596
(a) An unusual item of a $7.0 million loss on mortgage portfolio sale as a result of the settlement of the mortgage sale completed in the first quarter of 2024 is included within the noninterest income caption.
(b) A portion of total depreciation expense of $0.2 million, $10.9 million, and $39.2 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the Year Ended December 31, 2024
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$976,878	$247,791	$(177,421)	$1,047,248
Net intersegment interest (expense) income	(429,917)	579,587	(149,670)	—
Net interest income (expense)	546,961	827,378	(327,091)	1,047,248
Noninterest income (expense)	53,435	198,485	(261,327)	(9,407)
Total income (expense) before provision	600,396	1,025,863	(588,418)	1,037,841
Provision for credit losses	66,390	24,759	(6,163)	84,986
Total income (expense) after provision	534,006	1,001,104	(582,255)	952,855
Noninterest expense
Personnel	79,853	232,787	175,316	487,956
Technology(b)	2,594	47,241	57,728	107,563
Occupancy(b)	—	61	54,561	54,622
Business development and advertising	3,543	3,169	21,430	28,142
Equipment(b)	2	5,930	12,499	18,431
Legal and professional	825	1,978	18,798	21,601
Loan and foreclosure costs	1,100	5,018	2,353	8,471
FDIC assessment	—	—	38,439	38,439
Other intangible amortization	—	—	8,811	8,811
Loss on prepayments of FHLB advances	—	—	14,243	14,243
Other noninterest expense	3,338	27,921	(1,141)	30,118
Allocated indirect expense (income)	88,036	205,979	(294,015)	—
Total noninterest expense	179,291	530,084	109,022	818,397
Net income (loss) before income taxes	354,715	471,020	(691,277)	134,459
Income tax expense (benefit)	64,346	97,460	(150,492)	11,314
Net income (loss)	$290,369	$373,560	$(540,785)	$123,145

Loans	$16,959,921	$12,318,648	$490,017	$29,768,586
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	17,794,372	13,892,891	11,335,805	43,023,068
(a) Unusual items including a $130.4 million loss on mortgage portfolio sale and a $148.2 million loss on investment securities as a result of the balance sheet repositioning announced in the fourth quarter of 2024 are included within the noninterest income (expense) caption.
(b) A portion of total depreciation expense of $0.2 million, $9.7 million, and $39.1 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the Year Ended December 31, 2023
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income	$933,929	$309,291	$(203,647)	$1,039,573
Net intersegment interest (expense) income	(432,073)	487,897	(55,824)	—
Net interest income (expense)	501,856	797,188	(259,471)	1,039,573
Noninterest income	51,905	193,948	(182,671)	63,182
Total income before provision	553,761	991,136	(442,142)	1,102,756
Provision for credit losses	54,302	29,757	(1,038)	83,021
Total income after provision	499,459	961,379	(441,104)	1,019,734
Noninterest expense
Personnel	71,688	236,385	160,282	468,355
Technology(b)	2,931	44,661	54,426	102,018
Occupancy(b)	—	95	57,109	57,204
Business development and advertising	4,042	4,001	20,362	28,405
Equipment(b)	1	5,770	13,892	19,663
Legal and professional	1,359	1,933	16,619	19,911
Loan and foreclosure costs	877	3,065	1,466	5,408
FDIC assessment	—	—	67,072	67,072
Other intangible amortization	—	—	8,811	8,811
Other noninterest expense	3,501	29,800	3,534	36,837
Allocated indirect expense (income)	83,190	191,613	(274,803)	—
Total noninterest expense	167,589	517,323	128,770	813,682
Net income (loss) before income taxes	331,870	444,056	(569,873)	206,052
Income tax expense (benefit)	59,143	91,770	(127,816)	23,097
Net income (loss)	$272,727	$352,286	$(442,057)	$182,956

Loans	$16,045,897	$12,642,123	$528,198	$29,216,218
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	16,897,021	13,453,475	10,665,359	41,015,855
(a) Unusual items including a $136.2 million loss on mortgage portfolio sale and a $64.9 million loss on investment securities as a result of the balance sheet repositioning announced in the fourth quarter of 2023 are included within the noninterest income (expense) caption and a $30.6 million FDIC special assessment is included in the FDIC assessment caption.
(b) A portion of total depreciation expense of $0.2 million, $8.0 million, and $38.9 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.
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

Note 21 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss), including changes during the years presented as well as any reclassifications out of accumulated other comprehensive income (loss):

(in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(233,192)	$3,360	$(42,968)	$(272,799)
Other comprehensive income before reclassifications	41,145	—	24,091	65,236
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	64,940	—	—	64,940
HTM investment securities, net, at amortized cost(a)	9,025	—	—	9,025
Other assets / accrued expenses and other liabilities	—	(13,254)	—	(13,254)
Interest income	—	13,930	—	13,930
Personnel expense	—	—	(326)	(326)
Other expense	—	—	(29)	(29)
Income tax (expense)	(30,560)	(956)	(6,304)	(37,820)
Net other comprehensive income (loss) during period	84,550	(280)	17,432	101,703
Balance, December 31, 2023	$(148,641)	$3,080	$(25,535)	$(171,096)
Other comprehensive (loss) income before reclassifications	$(23,978)	$—	$2,210	$(21,768)
Amounts reclassified from accumulated other comprehensive income (loss):
Investment securities losses, net	148,380	—	—	148,380
HTM investment securities, net, at amortized cost(a)	8,360	—	—	8,360
Other assets / accrued expenses and other liabilities	—	(21,537)	—	(21,537)
Interest income	—	16,478	—	16,478
Personnel expense	—	—	(290)	(290)
Other expense	—	—	(28)	(28)
Income tax (expense) benefit	(33,114)	710	(511)	(32,915)
Net other comprehensive income (loss) during period	99,648	(4,348)	1,381	96,681
Balance, December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)
Other comprehensive income before reclassifications	$54,271	$—	$8,504	$62,775
Amounts reclassified from accumulated other comprehensive loss:
HTM investment securities, net, at amortized cost(a)	7,730	—	—	7,730
Other assets / accrued expenses and other liabilities	—	7,243	—	7,243
Interest income	—	4,172	—	4,172
Personnel expense	—	—	(252)	(252)
Other expense	—	—	16	16
Income tax (expense) benefit	(15,464)	2,747	(2,117)	(14,834)
Net other comprehensive income during period	46,537	14,162	6,151	66,850
Balance, December 31, 2025	$(2,456)	$12,894	$(18,003)	$(7,566)

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

The Corporation's disaggregated revenue by major source is presented below:

	For the Year Ended December 31, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Wealth management fees	$—	$96,579	$—	$96,579
Service charges and deposit account fees	12,853	40,761	35	53,649
Card-based fees(a)	648	47,456	(1,368)	46,736
Other revenue	825	8,297	232	9,354
Noninterest income (loss) (in-scope of Topic 606)	$14,326	$193,093	$(1,101)	$206,318
Noninterest income (out-of-scope of Topic 606)	47,599	16,358	16,125	80,082
Total noninterest income	$61,925	$209,451	$15,024	$286,400

	For the Year Ended December 31, 2024
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Wealth management fees	$—	$92,569	$—	$92,569
Service charges and deposit account fees	11,627	39,977	38	51,642
Card-based fees(a)	1,652	45,287	88	47,027
Other revenue (expense)	315	8,103	(138)	8,280
Noninterest income (loss) (in-scope of Topic 606)	$13,594	$185,936	$(12)	$199,518
Noninterest income (loss) (out-of-scope of Topic 606)	39,841	12,549	(261,315)	(208,925)
Total noninterest income (loss)	$53,435	$198,485	$(261,327)	$(9,407)

	For the Year Ended December 31, 2023
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Wealth management fees	$—	$82,502	$—	$82,502
Service charges and deposit account fees	10,191	38,831	23	49,045
Card-based fees(a)	1,348	43,745	28	45,121
Other revenue	959	8,168	764	9,891
Noninterest income (in-scope of Topic 606)	$12,498	$173,246	$815	$186,560
Noninterest income (loss) (out-of-scope of Topic 606)	39,407	20,702	(183,486)	(123,377)
Total noninterest income (loss)	$51,905	$193,948	$(182,671)	$63,182

(a) Certain card based fees are out-of-scope of Topic 606.

Below is a listing of performance obligations for the Corporation's main revenue streams:

Revenue Stream	Noninterest Income In-Scope of Topic 606
Service charges and deposit account fees	Service charges and deposit account fees consist of monthly service fees (i.e. business analyzed fees and consumer service charges) and other deposit account related fees. The Corporation's performance obligation for monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Other deposit account related fees are largely transactional-based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges and deposit account fees is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Card-based fees(a)	Card-based fees are primarily comprised of debit and credit card income, ATM fees, and merchant services income. Debit and credit card income is primarily comprised of interchange fees earned whenever the Corporation's debit and credit cards are processed through card payment networks. ATM and merchant fees are largely transactional-based, and therefore, the Corporation's performance obligation is satisfied, and related revenue recognized, at a point in time. Payment is typically received immediately or in the following month.
Trust and asset management fees(b)	Trust and asset management income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Corporation's performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to the customers’ accounts. The Corporation's performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.
Brokerage and advisory fees(b)	Brokerage and advisory fees primarily consist of investment advisory, brokerage, retirement services, and annuities. The Corporation's performance obligation for investment advisory services and retirement services is generally satisfied, and the related revenue recognized, over the period in which the services are provided. The performance obligation for annuities is satisfied upon sale of the annuity, and therefore, the related revenue is primarily recognized at the time of sale. Payment for these services is typically received immediately or in advance of the service.
(a) Certain card-based fees are out-of-scope of Topic 606.
(b) Trust and asset management fees and brokerage and advisory fees are included in wealth management fees.

Note 23 Recent Developments
On January 27, 2026, the Corporation's Board of Directors declared a regular quarterly cash dividend of $0.24 per common share, payable on March 16, 2026 to shareholders of record at the close of business on March 2, 2026. The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Series E Perpetual Preferred Stock, payable on March 16, 2026 to shareholders of record at the close of business on March 2, 2026. The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Series F Perpetual Preferred Stock, payable on March 16, 2026 to shareholders of record at the close of business on March 2, 2026. Finally, the Board of Directors authorized the repurchase of up to $100 million of the Corporation's common stock. This repurchase authorization is in addition to the authority remaining under the previous program.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Associated Banc-Corp and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 12, 2026 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

KPMG

Assessment of the allowance for credit losses related to loans, excluding individually analyzed loans

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company's allowance for credit losses related to loans, excluding loans individually analyzed, is comprised of the allowance for loan losses and the allowance for unfunded commitments (collective ACLL) and was $416.4 million of a total allowance for credit losses of $419.3 million as of December 31, 2025 (the December 31, 2025 collective ACLL). The level of the December 31, 2025 collective ACLL represents management's estimate of an amount appropriate to provide for expected lifetime credit losses. The expected lifetime credit losses are the product of multiplying the Company's estimates of probability of default (PD), loss given default (LGD), and the individual loan level exposure at default (EAD) on an undiscounted basis. The Company estimates the lifetime expected loss using prepayment assumptions over the projected lifetime cash flow of the loans. The Company uses PD and LGD models, which are based on loan grades for commercial loans and credit reports for consumer loans, which are applied based on portfolio segmentation leveraging industry breakouts in Commercial and Industrial and property types in Commercial Real Estate for commercial loans and loan types for consumer loans, and incorporate a single economic forecast scenario over a reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts, on a straight-line basis over one year, to its historical loss rates for the remaining life of the loans. A portion of the December 31, 2025 collective ACLL is comprised of adjustments for qualitative factors not reflected in the quantitative model.

We identified the assessment of the December 31, 2025 collective ACLL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2025 collective ACLL. Specifically, the assessment encompassed the evaluation of the December 31, 2025 collective ACLL methodology, including the methods and models used to estimate (1) PD and LGD and their significant assumptions, including the loan grades for commercial loans, credit reports for consumer loans, historical loan losses and delinquency experience, the economic forecast scenario, and how loans with similar risk characteristics are segmented, (2) the method used to calculate the prepayment assumptions, (3) the determination of the reasonable and supportable forecast period and reversion to historical losses and (4) the qualitative factors. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and of the mathematical accuracy of certain December 31, 2025 collective ACLL calculations.

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

- performance monitoring of the PD and LGD models for the December 31, 2025 collective ACL

- analysis of the collective ACLL results, trends and ratios and

- calculation of the collective ACLL.

2

We evaluated the Company's process to develop the December 31, 2025 collective ACLL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions, and tested the mathematical accuracy of certain calculations of the December 31, 2025 collective ACLL. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:

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
February 12, 2026

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
As of December 31, 2025, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2025. No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
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
As of December 31, 2025, management assessed the effectiveness of the Corporation’s internal control over financial reporting based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013), issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2025, was effective.
KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Corporation included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2025, is included below under the heading Report of Independent Registered Public Accounting Firm.

KPMG LLP
Aon Center
Suite 5500
200 E. Randolph Street
Chicago, IL 60601-6436

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Associated Banc-Corp:

Opinion on Internal Control Over Financial Reporting

We have audited Associated Banc-Corp and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in *Internal Control – Integrated Framework (2013)* issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 12, 2026 expressed an unqualified opinion on those consolidated financial statements.

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

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

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

KPMG LLP

Chicago, Illinois
February 12, 2026

2

ITEM 9B.	Other Information
During the three months ended December 31, 2025, no director or "officer" of the Corporation adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
The information in the Corporation’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item under the captions Proposal 1: Election of Directors, Information About the Board of Directors, and Insider Trading Policy is incorporated herein by reference. Information relating to the Corporation’s executive officers is set forth in Part I of this report.
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
The information in the Corporation’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Executive Compensation — Compensation Discussion and Analysis, Executive Compensation Tables, Director Compensation, Compensation and Benefits Committee Interlocks and Insider Participation, and Compensation and Benefits Committee Report is incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information in the Corporation's definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item, under the captions Stock Ownership (except for the information under Insider Trading Policy) is incorporated herein by reference. The following table sets forth information as of December 31, 2025 about shares of Common Stock outstanding and available for issuance under Associated’s existing equity compensation plans.
Equity Compensation Plan Information

December 31, 2025	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category
Equity compensation plan approved by security holders	1,459,526	$22.71	3,056,823
Equity compensation plans not approved by security holders	—	—	—
Total	1,459,526	$22.71	3,056,823

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence
The information in the Corporation’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item under the captions Related Party Transactions and Information about the Board of Directors, is incorporated herein by reference.

ITEM 14.	Principal Accounting Fees and Services
The information in the Corporation’s definitive Proxy Statement, prepared for the 2026 Annual Meeting of Shareholders, which contains information concerning this item under the caption Fees Paid to Independent Registered Public Accounting Firm, is incorporated herein by reference.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules
(a)    1 and 2 Financial Statements and Financial Statement Schedules
The following financial statements and financial statement schedules are included under a separate caption Financial Statements and Supplementary Data in Part II, Item 8 hereof and are incorporated herein by reference.
Consolidated Balance Sheets — December 31, 2025 and 2024
Consolidated Statements of Income — For the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Comprehensive Income — For the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Changes in Stockholders’ Equity — For the Years Ended December 31, 2025, 2024, and 2023
Consolidated Statements of Cash Flows — For the Years Ended December 31, 2025, 2024, and 2023
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
(a)    3 Exhibits Required by Item 601 of Regulation S-K

Exhibit Number	Description

(2)	Agreement and Plan of Merger, dated as of November 30, 2025, by and between Associated Banc-Corp and American National Corporation	Exhibit (2.1) to Report on Form 8-K filed December 4, 2025

(3)(a)	Amended and Restated Articles of Incorporation	Exhibit (3) to Report on Form 10-Q filed on May 8, 2006

(3)(b)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp regarding the rights and preferences of preferred stock, effective April 25, 2012	Exhibit (3.1 and 4.1) to Report on Form 8-K filed on April 25, 2012

(3)(c)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, dated September 21, 2018	Exhibit (3.1,4.1) to Report on Form 8-K filed on September 26, 2018

(3)(d)	Amended and Restated Bylaws of Associated Banc-Corp, as amended through February 2, 2021	Exhibit (3.1(l)) to Report on Form 10-K filed on February 9, 2021

(3)(e)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Associated Banc-Corp with respect to its 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, dated June 10, 2020	Exhibit (3.1,4.1) to Report on Form 8-K filed on June 15, 2020

(4)(a)	Instruments Defining the Rights of Security Holders, Including Indentures

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

(4)(b)	Indenture, dated as of March 14, 2011, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A.	Exhibit (4.1) to Report on Form 8-K filed on March 28, 2011

(4)(c)	Subordinated Indenture, dated as of November 13, 2014, between Associated Banc-Corp and The Bank of New York Mellon Trust Company, N.A., as trustee	Exhibit (4.1) to Report on Form 8-K filed on November 18, 2014

(4)(d)	Global Note dated as of November 13, 2014 representing $250,000,000 4.250% Subordinated Note due 2025	Exhibit (4.3) to Report on Form 8-K filed on November 18, 2014

(4)(e)	Deposit Agreement, dated September 26, 2018, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts described therein, and form of Depositary Receipt	Exhibit (4.2) to Report on Form 8-K filed on September 26, 2018

(4)(f)	Description of Associated Banc-Corp’s Securities	Filed herewith

(4)(g)	Deposit Agreement, dated June 15, 2020, among Associated Banc-Corp, Equiniti Trust Company and the holders from time to time of the Depositary Receipts, and form of Depositary Receipts	Exhibit (4.2) to Report on Form 8-K filed on June 15, 2020

(4)(h)	Form of Global Note dated as of February 10, 2023 representing $300,000,000 6.625% Fixed-Rate Reset Subordinated Notes Due 2033	Exhibit (4.1) to Report on Form 8-K filed on February 10, 2023

(4)(i)	Form of Global Note dated as of August 29, 2024 representing $300,000,000 6.455% Fixed Rate / Floating Rate Senior Notes Due 2030	Exhibit (4.1) to Report on Form 8-K filed on August 26, 2024

*(10)(a)	Associated Banc-Corp 1987 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(a) to Report on Form 10-K filed on February 26, 2009

*(10)(b)	Associated Banc-Corp 1999 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(b) to Report on Form 10-K filed on February 26, 2009

*(10)(c)	Associated Banc-Corp 2003 Long-Term Incentive Stock Plan, Amended and Restated Effective January 1, 2008	Exhibit (10)(c) to Report on Form 10-K filed on February 26, 2009

*(10)(d)	Associated Banc-Corp 2020 Incentive Compensation Plan	Appendix A to the Proxy Statement on Schedule 14A filed on March 13, 2020, as supplemented, in connection with the 2020 Annual Meeting of Shareholders of Associated Banc-Corp

*(10)(e)	Associated Banc-Corp Deferred Compensation Plan	Exhibit (10)(h) to Report on Form 10-K filed on February 26, 2009

*(10)(f)	Associated Banc-Corp Directors’ Deferred Compensation Plan, Restated Effective December 4, 2018	Exhibit (10)(e) to Report on Form 10-K filed on February 19, 2019

*(10)(g)	Associated Banc-Corp Deferred Compensation Plan, Restated Effective November 1, 2015	Exhibit (10)(f) to Report on Form 10-K filed on February 5, 2016

*(10)(h)	Amendment to Associated Banc-Corp 2003 Long-Term Incentive Stock Plan effective November 15, 2009	Exhibit (99.2) to Report on Form 8-K filed on November 16, 2009

*(10)(i)	Associated Banc-Corp 2010 Incentive Compensation Plan	Exhibit (99.1) to Report on Form 8-K filed on April 29, 2010

*(10)(j)	Associated Banc-Corp 2013 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2013

*(10)(k)	Associated Banc-Corp 2017 Incentive Compensation Plan	Appendix A to Definitive Proxy Statement filed on March 14, 2017

*(10)(l)	Form of Non-Qualified Stock Option Agreement	Exhibit (99.3) to Report on Form 8-K filed on January 27, 2012

*(10)(m)	Associated Banc-Corp Change of Control Plan, Restated Effective September 28, 2011	Exhibit (10.1) to Report on Form 8-K filed on September 30, 2011

*(10)(n)	Form of Performance-Based Restricted Stock Unit Agreement	Exhibit (10.2) to Report on Form 10-Q filed on August 4, 2014

*(10)(o)	Supplemental Executive Retirement Plan, Restated Effective January 22, 2013	Exhibit (99.1) to Report on Form 8-K filed on January 22, 2013

*(10)(p)	Supplemental Executive Retirement Plan, Restated Effective November 16, 2015	Exhibit (10)(p) to Report on Form 10-K filed on February 5, 2016

*(10)(q)	Form of Change of Control Agreement, by and among Associated Banc-Corp and the executive officers of Associated Banc-Corp.	Exhibit (10.1) to Report on Form 8-K filed on December 6, 2017

*(10)(s)	Offer Letter, dated March 4, 2021, by and between Associated Banc-Corp, and Andrew J. Harmening	Exhibit (10.1) to Report on Form 8-K filed March 10, 2021

*(10)(t)	Employment Transition - Letter Agreement between Associated Banc-Corp and Paul Schmidt, effective January 20, 2025	Exhibit (10) to Report on Form 10-Q filed April 29, 2025

*(10)(u)	Employment Transition - Letter Agreement between Associated Banc-Corp and Angie M. DeWitt, effective May 12, 2025.	Exhibit (10.1) to Report on Form 10-Q filed July 29, 2025

*(10)(v)	Employment Transition Letter Agreement dated May 7, 2025, between Associated Banc-Corp and David Stein	Exhibit (10.1) to Report on Form 8-K filed May 9, 2025

*(10)(w)	Associated Banc-Corp 2025 Equity Incentive Plan	Appendix A to the Proxy Statement on Schedule 14A filed on March 17, 2025, as supplemented, in connection with the 2025 Annual Meeting of Shareholders of Associated Banc-Corp

*(10)(x)	Transfer, Voting and Registration Rights Agreement, dated as of November 30, 2025, between Associated Banc-Corp and the other signatories thereto	Exhibit (10.1) to Report on Form 8-K filed December 4, 2025

*(10)(y)	Form of Restricted Stock Award Agreement	Exhibit (10.1) of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025

*(10)(z)	Form of Restricted Stock Unit Award Agreement (Deferral Option)	Exhibit (10.2) of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025

*(10)(aa)	Form of Restricted Stock Unit Award Agreement (No Deferral Option)	Exhibit (10.3) of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025

*(10)(ab)	Form of Performance Restricted Stock Unit Award Agreement (Deferral Option)	Exhibit (10.4) of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025

*(10)(ac)	Form of Performance Restricted Stock Unit Award Agreement (No Deferral Option)	Exhibit (10.5) of the Corporation’s Registration Statement on Form S-8 filed on May 1, 2025

(19)	Insider Trading Policy	Filed herewith

(21)	Subsidiaries of Associated Banc-Corp	Filed herewith

(23)	Consent of Independent Registered Public Accounting Firm	Filed herewith

(24)	Powers of Attorney	Filed herewith

(31.1)	Certification Under Section 302 of Sarbanes-Oxley by Andrew J. Harmening, Chief Executive Officer	Filed herewith

(31.2)	Certification Under Section 302 of Sarbanes-Oxley by Derek S. Meyer, Chief Financial Officer	Filed herewith

(32)	Certification by the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of Sarbanes-Oxley.	Filed herewith

(97)	Clawback Policy, Effective December 1, 2023	Exhibit (97) to Report on Form 10-K filed on February 8, 2024

(101)	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.	Filed herewith

(104)	Cover page interactive data file (formatted as inline XBRL and contained in Exhibit 101)	Filed herewith

*	Management contracts and arrangements.
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

ASSOCIATED BANC-CORP

Date: February 12, 2026	By:	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew J. Harmening	President and Chief Executive Officer (Principal Executive Officer)	February 12, 2026
Andrew J. Harmening

/s/ Derek S. Meyer	Chief Financial Officer (Principal Financial Officer)	February 12, 2026
Derek S. Meyer

/s/ Ryan J. Beld	Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 12, 2026
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