Form 10-Q
period 2026-03-31
ASSOCIATED BANC-CORP
filed 2026-04-28
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2026

or

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at April 24, 2026 was 165,941,629.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
American National	American National Corporation
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
Exchange Act	Securities Exchange Act of 1934, as amended
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Merger Agreement	Agreement and Plan of Merger dated November 30, 2025
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Net Asset Value measured at fair value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase

Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rev Loan(s)	Revolving loans
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Mar 31, 2026	Dec 31, 2025
(in thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$465,318	$574,698
Interest-bearing deposits in other financial institutions	920,684	1,144,123
Federal funds sold and securities purchased under agreements to resell	175	1,400
AFS investment securities, at fair value	5,514,456	5,397,563
HTM investment securities, net, at amortized cost	3,570,843	3,602,519
Equity securities	26,109	26,060
Regulatory stocks, at cost	290,189	252,514
Residential loans held for sale	87,461	72,499
Loans	31,798,164	31,163,614
Allowance for loan losses	(385,756)	(378,068)
Loans, net	31,412,408	30,785,546
Tax credit and other investments	230,954	236,657
Premises and equipment, net	376,760	381,624
Bank and corporate owned life insurance	694,765	694,452
Goodwill	1,104,992	1,104,992
Other intangible assets, net	20,647	22,849
Mortgage servicing rights, net	87,599	86,337
Interest receivable	161,021	161,118
Other assets	629,359	657,645
Total assets	$45,593,740	$45,202,596
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,125,067	$6,126,632
Interest-bearing deposits	29,606,698	29,425,976
Total deposits	35,731,765	35,552,608
Federal funds purchased and securities sold under agreements to repurchase	395,652	307,864
FHLB advances	3,421,762	3,268,094
Senior and subordinated debt	592,629	594,276
Allowance for unfunded commitments	39,276	41,276
Accrued expenses and other liabilities	414,784	463,131
Total liabilities	$40,595,868	$40,227,249
Stockholders' equity
Preferred equity	$194,112	$194,112

Common stock	$1,890	$1,890
Surplus	2,052,504	2,050,410
Retained earnings	3,303,458	3,226,756
Accumulated other comprehensive loss	(44,505)	(7,566)
Treasury stock, at cost	(509,587)	(490,255)
Total common equity	4,803,760	4,781,235
Total stockholders' equity	4,997,872	4,975,347
Total liabilities and stockholders' equity	$45,593,740	$45,202,596
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	189,016,409	189,016,409
Common shares outstanding	165,438,367	165,979,940
Numbers may not recalculate due to rounding conventions.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Mar 31,
(in thousands, except per share data)	2026	2025
Interest income
Interest and fees on loans	$426,989	$433,299
Interest and dividends on investment securities
Taxable	75,676	69,788
Tax-exempt	13,738	13,956
Other interest	11,641	9,243
Total interest income	528,044	526,285
Interest expense
Interest on deposits	175,273	209,140
Interest on federal funds purchased and securities sold under agreements to repurchase	3,732	3,622
Interest on FHLB advances	31,570	16,090
Interest on senior and subordinated debt	10,163	11,085
Interest on other interest-bearing liabilities	116	408
Total interest expense	220,854	240,345
Net interest income	307,190	285,941
Provision for credit losses	11,001	13,003
Net interest income after provision for credit losses	296,189	272,938
Noninterest income
Wealth management fees	25,219	22,498
Service charges and deposit account fees	14,054	12,814
Card-based fees	11,579	10,442
Other fee-based revenue	4,862	5,251
Capital markets, net	6,543	4,345
Mortgage banking, net	6,111	3,822
Loss on mortgage portfolio sale	—	(6,976)
Bank and corporate owned life insurance	3,816	5,204
Asset gains (losses), net	840	(878)
Investment securities (losses) gains, net	(28)	4
Other	2,861	2,251
Total noninterest income	75,857	58,776
Noninterest expense
Personnel	135,172	123,897
Technology	29,736	27,139
Occupancy	13,725	15,381
Business development and advertising	7,827	6,386
Equipment	5,610	4,527
Legal and professional	6,721	6,083
Loan and foreclosure costs	1,707	2,594
FDIC assessment	8,837	10,436
Other intangible amortization	2,203	2,203
Other	7,625	11,974
Total noninterest expense	219,163	210,619
Income before income taxes	152,883	121,095
Income tax expense	33,248	19,409
Net income	119,635	101,687
Preferred stock dividends	2,875	2,875
Net income available to common equity	$116,760	$98,812
Earnings per common share
Basic	$0.70	$0.60
Diluted	$0.70	$0.59
Average common shares outstanding
Basic	165,097	165,228
Diluted	166,561	166,604
Numbers may not recalculate due to rounding conventions.
Prior period has been adjusted to conform with current period presentation.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Mar 31,
(in thousands)	2026	2025
Net income	$119,635	$101,687
Other comprehensive income (loss), net of tax
Investment securities
Net unrealized (losses) gains	(36,531)	31,832
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,690	1,927
Income tax benefit (expense)	8,689	(8,420)
Other comprehensive (loss) income on AFS securities	(26,152)	25,339
Cash flow hedge derivatives
Net unrealized (losses) gains	(7,912)	7,268
Reclassification adjustment for net (gains) losses realized in net income	(746)	1,118
Income tax (expense) benefit	(2,083)	2,018
Other comprehensive (loss) income on cash flow hedge derivatives	(10,741)	10,403
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(63)	(63)
Net actuarial (loss) gain	—	4,770
Amortization of actuarial gain	—	(4)
Income tax benefit (expense)	16	(1,173)
Other comprehensive (loss) income on pension and postretirement obligations	(47)	3,530
Total other comprehensive (loss) income	(36,939)	39,272
Comprehensive income	$82,696	$140,959
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2025	$194,112	$1,890	$2,050,410	$3,226,756	$(7,566)	$(490,255)	$4,975,347
Comprehensive income:
Net income	—	—	—	119,635	—	—	119,635
Other comprehensive loss	—	—	—	—	(36,939)	—	(36,939)
Comprehensive income							82,696
Common stock issued:
Stock-based compensation plans, net	—	—	(5,126)	—	—	12,247	7,121
Purchase of treasury stock, open market purchases	—	—	—	—	—	(25,202)	(25,202)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(6,377)	(6,377)
Cash dividends:
Common stock(a)	—	—	—	(40,058)	—	—	(40,058)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,220	—	—	—	7,220
Balance, March 31, 2026	$194,112	$1,890	$2,052,504	$3,303,458	$(44,505)	$(509,587)	$4,997,872
(a) Common stock dividends of $0.24 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	$194,112	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Comprehensive income:
Net income	—	—	—	101,687	—	—	101,687
Other comprehensive income	—	—	—	—	39,272	—	39,272
Comprehensive income							140,959
Common stock issued:
Public common stock offering	—	—	(52)	—	—	—	(52)
Stock-based compensation plans, net	—	—	(14,297)	—	—	16,489	2,192
Purchase of treasury stock, open market purchases	—	—	—	—	—	(22,292)	(22,292)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,816)	(5,816)
Cash dividends:
Common stock(a)	—	—	—	(38,538)	—	—	(38,538)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,419	—	—	—	7,419
Balance, March 31, 2025	$194,112	$1,890	$2,040,419	$2,979,526	$(35,144)	$(494,246)	$4,686,558
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.23 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended Mar 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$119,635	$101,687
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,001	13,003
Depreciation and amortization	12,214	13,981
Change in MSRs valuation	(1,261)	1,047
Amortization of other intangible assets	2,203	2,203
Amortization and accretion on earning assets, funding, and other, net	12,264	6,336
Net amortization of tax credit investments	8,455	8,689
Gains on sales of investment securities, net	4	—
Asset (gains) losses, net	(840)	878
Loss on mortgage banking activities, net	998	329
Loss on mortgage portfolio sale	—	6,976
Net periodic pension benefit	(8,206)	(6,186)
Mortgage loans originated for sale	(159,442)	(92,584)
Proceeds from sales of mortgage loans held for sale	146,457	105,642
Changes in certain assets and liabilities:
Decrease in interest receivable	97	8,044
Decrease in net income tax position	22,342	29,846
Increase (decrease) in interest payable	1,409	(2,025)
Decrease in expense payable	(52,852)	(53,261)
Decrease (increase) in net derivative position	3,169	(36,128)
Increase in BOLI/COLI cash surrender value	(3,816)	(5,204)
Net change in other assets and other liabilities	22,034	(5,107)
Net cash provided by operating activities	135,865	98,166
Cash flows from investing activities
Net increase in loans	(656,118)	(513,237)
Purchases of:
AFS securities	(534,565)	(391,952)
HTM securities	—	(994)
Regulatory stocks and equity securities	(56,881)	(71,364)
Proceeds from:
Sales of HTM securities	1,222	—
Sales of regulatory stocks and equity securities	19,206	56,786
Prepayments, calls, and maturities of AFS securities	380,404	206,882
Prepayments, calls, and maturities of HTM securities	31,062	34,673
Sales, prepayments, calls, and maturities of other assets	3,734	2,631
Sale of mortgage portfolio	—	564,375
Premises, equipment, and software	(8,701)	(7,472)
Net change in tax credit and alternative investments	(3,543)	(7,448)
Net cash used in investing activities	(824,180)	(127,119)
Cash flows from financing activities
Net increase in deposits	179,157	548,279
Net increase (decrease) in short-term funding	87,788	(159,033)
Net increase in short-term FHLB advances	154,750	170,000
Repayment of long-term FHLB advances	(33)	(32)
Repayment of finance lease principal	—	(22)
Repayment of long-term funding	—	(250,000)
Proceeds from issuance of common stock for stock-based compensation plans	7,121	2,192
Purchase of treasury stock, open market purchases	(25,202)	(22,292)
Purchase of treasury stock, stock-based compensation plans	(6,377)	(5,816)
Cash dividends on common stock	(40,058)	(38,538)
Cash dividends on preferred stock	(2,875)	(2,875)
Payments for other financing activities	—	(52)
Net cash provided by financing activities	354,271	241,810
Net (decrease) increase in cash and cash equivalents	(334,044)	212,856
Cash and cash equivalents at beginning of period	1,720,221	1,019,604
Cash and cash equivalents at end of period	$1,386,177	$1,232,460

Supplemental disclosures of cash flow information
Cash paid for interest	$219,035	$241,667
Numbers may not recalculate due to rounding conventions.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Notes to Consolidated Financial Statements
These interim consolidated financial statements have been prepared according to the rules and regulations of the SEC and, therefore, certain information and footnote disclosures normally presented in accordance with GAAP have been omitted or abbreviated. The information contained on the consolidated financial statements and footnotes in Associated Banc-Corp's 2025 Annual Report on Form 10-K should be referred to in connection with the reading of these unaudited interim consolidated financial statements.
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
Note 2 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2025 Annual Report on Form 10-K.
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

Standard	Description	Date of Anticipated Adoption	Effect on Financial Statements
ASU 2024-03 Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40)	The amendments in this update require a public business entity to disclose specific information about certain costs and expenses in the notes to its financial statements for interim and annual reporting periods. The objective of the disclosure requirements is to provide disaggregated information about a public business entity's expenses to help investors (a) better understand the entity's performance, (b) better assess the entity's prospects for future cash flows, and (c) compare an entity's performance over time and with that of other entities.	Annual period ending December 31, 2027 and subsequent interim periods	The Corporation is currently evaluating the impact on its disclosures.
ASU 2025-06 Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40)	The amendments in this update simplify the capitalization guidance by removing all references to prescriptive and sequential software development stages to align with the shift to incremental and iterative software development methods.	Interim period ending March 31, 2028 and subsequent periods	The Corporation is currently evaluating the impact on its disclosures.
ASU 2025-08 Financial Instruments-Credit Losses (Topic 326)	The amendments in this update expand the gross-up approach for initial recognition and measurement of acquired financial assets to purchased seasoned loans.	Interim period ending March 31, 2027 and subsequent periods with early adoption permitted	The Corporation will early adopt this standard in the second quarter of 2026 and apply it as part of the purchase accounting for the acquisition of American National. The Corporation is currently evaluating the impact on its disclosures.

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

	Three Months Ended Mar 31,
(in thousands, except per share data)	2026	2025
Net income	$119,635	$101,687
Preferred stock dividends	(2,875)	(2,875)
Net income available to common equity	116,760	98,812
Common shareholder dividends	(39,943)	(38,333)
Unvested share-based payment awards	(115)	(206)
Undistributed earnings	$76,702	$60,274
Undistributed earnings allocated to common shareholders	$76,426	$59,997
Undistributed earnings allocated to unvested share-based payment awards	276	277
Undistributed earnings	$76,702	$60,274
Basic
Distributed earnings to common shareholders	$39,943	$38,333
Undistributed earnings allocated to common shareholders	76,426	59,997
Total common shareholders earnings, basic	$116,369	$98,329
Diluted
Distributed earnings to common shareholders	$39,943	$38,333
Undistributed earnings allocated to common shareholders	76,426	59,997
Total common shareholders earnings, diluted	$116,369	$98,329
Weighted average common shares outstanding	165,097	165,228
Effect of dilutive common stock awards	1,464	1,377
Diluted weighted average common shares outstanding	166,561	166,604
Basic earnings per common share	$0.70	$0.60
Diluted earnings per common share	$0.70	$0.59
Excluded from the earnings per common share calculations were 0.2 million and 1.0 million anti-dilutive common stock options for the three months ended March 31, 2026 and 2025.
Note 4 Stock-Based Compensation
The fair values of stock options and restricted stock are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2020 and 2025 Incentive Compensation Plans, expenses related to stock options and restricted stock grants are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
A summary of the Corporation’s stock option activity for the three months ended March 31, 2026 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2025	1,460	$22.71	2.52 years	$4,483
Exercised	242	23.84
Outstanding at March 31, 2026	1,218	$22.49	2.56 years	$4,123
Options Exercisable at March 31, 2026	1,218	$22.49	2.56 years	$4,123
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the three months ended March 31, 2026, the intrinsic value of stock options exercised was $1.2 million, compared to $0.3 million for the three months ended March 31, 2025. All stock options were vested as of December 31, 2024.

The Corporation has issued service-based and performance-based restricted stock grants, in the form of awards and units, under the 2025 Incentive Compensation Plans. Service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based awards are based on performance goals determined by the Compensation and Benefits Committee of the Corporation's Board of Directors, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
The following table summarizes information about the Corporation’s restricted stock activity for the three months ended March 31, 2026:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	2,372	$22.02
Granted	884	26.57
Vested	664	22.79
Forfeited	13	23.59
Outstanding at March 31, 2026	2,579	$23.37
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock granted during 2025 and 2026 will cliff-vest after the three year performance period has ended. Service-based restricted stock granted during 2025 and 2026 will generally vest ratably over a period of four years. Expense for restricted stock of $7.4 million and $7.6 million was recorded for the three months ended March 31, 2026 and March 31, 2025, respectively. Included in compensation expense for the accelerated vesting of restricted stock granted to retirement eligible colleagues was $4.1 million and $4.3 million of expense the first three months of 2026 and 2025, respectively. The Corporation had $32.5 million of unrecognized compensation costs related to restricted stock at March 31, 2026 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2030.
The Corporation has the ability to issue shares from treasury or new shares upon the exercise of stock options or the granting of restricted stock. The Board of Directors has authorized management to repurchase shares of the Corporation’s common stock, to be made available for issuance in connection with the Corporation’s employee incentive plans and for other corporate purposes. The repurchase of shares, if any, will be based on market and investment opportunities, capital levels, growth prospects, and regulatory constraints. Such repurchases may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchase programs, or similar facilities.

Note 5 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at March 31, 2026 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$1	$(44)	$3,020
Residential mortgage-related securities:
FNMA/FHLMC	136,572	892	(5,881)	131,583
GNMA	5,091,918	12,930	(8,189)	5,096,659
Commercial mortgage-related securities:
FNMA/FHLMC	17,864	—	(928)	16,936
GNMA	112,710	—	(4,579)	108,131
Asset backed securities:
FFELP	92,852	12	(1,036)	91,828
SBA	63,257	231	(187)	63,301
Other debt securities	3,000	—	(2)	2,998
Total AFS investment securities	$5,521,236	$14,066	$(20,846)	$5,514,456
HTM investment securities
U.S. Treasury securities	$996	$11	$—	$1,007
Obligations of state and political subdivisions (municipal securities)	1,618,922	1,212	(157,227)	1,462,907
Residential mortgage-related securities:
FNMA/FHLMC	811,047	38	(129,239)	681,846
GNMA	38,021	33	(2,365)	35,689
Private-label	298,196	—	(44,962)	253,234
Commercial mortgage-related securities:
FNMA/FHLMC	761,410	—	(111,600)	649,810
GNMA	42,309	—	(4,353)	37,956
Total HTM investment securities	$3,570,901	$1,294	$(449,746)	$3,122,449

The amortized cost and fair values of AFS and HTM securities at December 31, 2025 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$1	$(20)	$3,044
Residential mortgage-related securities:
FNMA/FHLMC	134,142	1,214	(5,493)	129,863
GNMA	5,000,015	40,067	(253)	5,039,829
Commercial mortgage-related securities:
FNMA/FHLMC	17,959	—	(1,001)	16,958
GNMA	113,374	—	(3,818)	109,556
Asset backed securities:
FFELP	95,977	19	(950)	95,046
SBA	283	—	(14)	269
Other debt securities	3,000	—	(2)	2,998
Total AFS investment securities	$5,367,813	$41,301	$(11,551)	$5,397,563
HTM investment securities
U.S. Treasury securities	$996	$19	$—	$1,015
Obligations of state and political subdivisions (municipal securities)	1,628,088	3,070	(123,856)	1,507,302
Residential mortgage-related securities:
FNMA/FHLMC	823,630	165	(127,333)	696,462
GNMA	39,123	82	(2,321)	36,884
Private-label	302,817	—	(43,990)	258,827
Commercial mortgage-related securities:
FNMA/FHLMC	763,370	—	(113,004)	650,366
GNMA	44,552	152	(4,566)	40,138
Total HTM investment securities	$3,602,576	$3,488	$(415,070)	$3,190,994
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at March 31, 2026, are shown below:

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,000	$1,000	$647,686	$644,429
Due after one year through five years	4,430	4,421	1,862	1,767
Due after five years through ten years	—	—	7,298	7,103
Due after ten years	633	597	963,072	810,615
Total municipal, U.S. Treasury and other debt securities	6,063	6,018	1,619,918	1,463,914
Residential mortgage-related securities:
FNMA/FHLMC	136,572	131,583	811,047	681,846
GNMA	5,091,918	5,096,659	38,021	35,689
Private-label	—	—	298,196	253,234
Commercial mortgage-related securities:
FNMA/FHLMC	17,864	16,936	761,410	649,810
GNMA	112,710	108,131	42,309	37,956
Asset backed securities:
FFELP	92,852	91,828	—	—
SBA	63,257	63,301	—	—
Total investment securities	$5,521,236	$5,514,456	$3,570,901	$3,122,449
Ratio of fair value to amortized cost		99.9%		87.4%

The following table summarizes gross realized gains and losses on AFS securities, the gain or loss on sale and fair value adjustment of equity securities, and proceeds from the sale of AFS investment securities:

	Three Months Ended Mar 31,
(in thousands)	2026	2025
Gross losses on HTM securities	(4)	—
Fair value adjustment of equity securities	(24)	4
Investment securities (losses) gains, net	$(28)	$4
Investment securities with a carrying value of $1.2 billion at both March 31, 2026 and December 31, 2025 were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $15.3 million and $17.7 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on AFS securities totaled $22.8 million and $23.0 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The Corporation holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government and private-label residential mortgage-related securities that have credit enhancement which covers the first 16% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.
The allowance for credit losses on HTM securities was $0.1 million at both March 31, 2026 and December 31, 2025, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at March 31, 2026:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	1	$(36)	$597	1	$(8)	$242	$(44)	$839
Residential mortgage-related securities:
FNMA/FHLMC	28	(505)	36,416	5	(5,376)	45,914	(5,881)	82,330
GNMA	91	(8,157)	1,256,165	2	(32)	1,915	(8,189)	1,258,080
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(928)	16,937	(928)	16,937
GNMA	—	—	—	15	(4,579)	108,132	(4,579)	108,132
Asset backed securities:
FFELP	2	(92)	28,630	12	(944)	53,560	(1,036)	82,190
SBA	1	(183)	26,816	1	(4)	73	(187)	26,889
Other debt securities	2	(2)	1,998	—	—	—	(2)	1,998
Total	125	$(8,975)	$1,350,622	37	$(11,871)	$226,773	$(20,846)	$1,577,395
HTM investment securities
Obligations of state and political subdivisions (municipal securities)	455	$(17,977)	$636,009	407	$(139,250)	$594,738	$(157,227)	$1,230,747
Residential mortgage-related securities:
FNMA/FHLMC	17	(125)	14,542	96	(129,114)	655,718	(129,239)	670,260
GNMA	2	(39)	3,980	79	(2,326)	27,441	(2,365)	31,421
Private-label	—	—	—	18	(44,962)	253,234	(44,962)	253,234
Commercial mortgage-related securities:
FNMA/FHLMC	2	(321)	26,403	43	(111,279)	623,406	(111,600)	649,809
GNMA	—	—	—	13	(4,353)	37,956	(4,353)	37,956
Total	476	$(18,462)	$680,934	656	$(431,284)	$2,192,493	$(449,746)	$2,873,427

For comparative purposes, the following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	—	$—	$—	2	$(20)	$863	$(20)	$863
Residential mortgage-related securities:
FNMA/FHLMC	12	(95)	14,155	12	(5,398)	56,215	(5,493)	70,370
GNMA	16	(232)	143,734	3	(21)	2,674	(253)	146,408
Commercial mortgage-related securities:
FNMA/FHLMC	—	—	—	1	(1,001)	16,958	(1,001)	16,958
GNMA	—	—	—	15	(3,818)	109,556	(3,818)	109,556
Asset backed securities:
FFELP	2	(152)	33,239	12	(798)	55,565	(950)	88,804
SBA	—	—	—	2	(14)	231	(14)	231
Other debt securities	2	(2)	1,998	—	—	—	(2)	1,998
Total	32	$(481)	$193,126	47	$(11,070)	$242,062	$(11,551)	$435,188
HTM investment securities
Obligations of state and political subdivisions (municipal securities)	81	$(2,978)	$89,826	543	$(120,878)	$842,485	$(123,856)	$932,311
Residential mortgage-related securities:
FNMA/FHLMC	1	—	30	102	(127,333)	676,915	(127,333)	676,945
GNMA	—	—	—	80	(2,321)	30,237	(2,321)	30,237
Private-label	—	—	—	18	(43,990)	258,827	(43,990)	258,827
Commercial mortgage-related securities:
FNMA/FHLMC	2	(470)	26,287	43	(112,534)	624,079	(113,004)	650,366
GNMA	—	—	—	13	(4,566)	40,138	(4,566)	40,138
Total	84	$(3,448)	$116,143	799	$(411,622)	$2,472,681	$(415,070)	$2,588,824
On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The Company monitors the credit quality of HTM securities through credit ratings provided by S&P and Moody’s. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. As of March 31, 2026 and December 31, 2025, the Corporation's HTM portfolio contained all investment grade securities except for securities that were not rated which were individually reviewed noting no credit quality issues.
Based on the Corporation’s evaluation, management does not believe any unrealized losses at March 31, 2026 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions. As of March 31, 2026, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
Regulatory stocks: The Corporation had FHLB stock of $192.1 million and $154.4 million at March 31, 2026 and December 31, 2025, respectively. The Corporation had Federal Reserve Bank stock of $98.1 million at both March 31, 2026 and December 31, 2025.
Accrued interest receivable on FHLB stock totaled $3.6 million at March 31, 2026 and $2.8 million at December 31, 2025. There was $1.0 million accrued interest receivable on Federal Reserve Bank Stock at March 31, 2026 and none at December 31, 2025. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $11.1 million at March 31, 2026 and December 31, 2025.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $15.0 million at March 31, 2026 and December 31, 2025.
Note 6 Loans
The period end loan composition was as follows:

(in thousands)	Mar 31, 2026	Dec 31, 2025
Commercial and industrial	$12,339,597	$11,799,757
Commercial real estate — owner occupied	1,193,778	1,186,324
Commercial and business lending	13,533,375	12,986,081
Commercial real estate — investor	5,266,584	5,246,030
Real estate construction	2,117,479	1,994,642
Commercial real estate lending	7,384,063	7,240,672
Total commercial	20,917,438	20,226,753
Residential mortgage	6,727,734	6,793,957
Auto finance	3,136,334	3,106,498
Home equity	706,075	713,271
Other consumer	310,583	323,135
Total consumer	10,880,726	10,936,861
Total loans	$31,798,164	$31,163,614
Accrued interest receivable on loans totaled $118.3 million at March 31, 2026 and $117.6 million at December 31, 2025, and is included in interest receivable on the consolidated balance sheets. The amount of accrued interest reversed was $0.3 million for the three months ended March 31, 2026, compared to $0.7 million for the three months ended March 31, 2025.

The following table presents loans by credit quality indicator by origination year at March 31, 2026:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$15	$2,136,241	$907,033	$3,857,825	$1,968,939	$1,064,273	$1,056,185	$845,774	$11,836,270
Special mention	—	3,485	48	2,965	13,876	6,244	4,133	34,931	65,682
Substandard	470	46,270	3,622	58,367	74,361	13,745	145,901	75,773	418,039
Nonaccrual	4,412	—	193	—	5,304	4,468	—	9,641	19,606
Commercial and industrial	$4,897	$2,185,996	$910,896	$3,919,157	$2,062,480	$1,088,730	$1,206,219	$966,119	$12,339,597
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$3,075	$34,703	$239,903	$182,647	$145,269	$164,509	$344,437	$1,114,543
Special mention	—	94	—	—	9,142	—	—	—	9,236
Substandard	—	7,280	44	7,090	14,156	15,470	1,682	24,243	69,965
Nonaccrual	—	—	—	—	—	—	—	34	34
Commercial real estate - owner occupied	$—	$10,449	$34,747	$246,993	$205,945	$160,739	$166,191	$368,714	$1,193,778
Commercial and business lending:
Risk rating:
Pass	$15	$2,139,316	$941,736	$4,097,728	$2,151,586	$1,209,542	$1,220,694	$1,190,211	$12,950,813
Special mention	—	3,579	48	2,965	23,018	6,244	4,133	34,931	74,918
Substandard	470	53,550	3,666	65,457	88,517	29,215	147,583	100,016	488,004
Nonaccrual	4,412	—	193	—	5,304	4,468	—	9,675	19,640
Commercial and business lending	$4,897	$2,196,445	$945,643	$4,166,150	$2,268,425	$1,249,469	$1,372,410	$1,334,833	$13,533,375
Commercial real estate - investor:
Risk rating:
Pass	$—	$186,359	$330,533	$1,773,563	$727,844	$483,401	$666,331	$835,849	$5,003,880
Special mention	—	—	—	39,938	—	14,730	81,330	32,454	168,452
Substandard	—	—	—	17,571	10,953	5,129	41,183	11,338	86,174
Nonaccrual	—	—	—	—	—	—	8,078	—	8,078
Commercial real estate - investor	$—	$186,359	$330,533	$1,831,072	$738,797	$503,260	$796,922	$879,641	$5,266,584
Real estate construction:
Risk rating:
Pass	$—	$25,335	$26,855	$470,524	$803,327	$153,221	$122,501	$7,313	$1,609,076
Special mention	—	—	—	—	—	1,773	23,650	—	25,423
Substandard	—	—	49,624	143,464	17,702	79,101	193,064	—	482,955
Nonaccrual	—	—	—	—	—	—	—	25	25
Real estate construction	$—	$25,335	$76,479	$613,988	$821,029	$234,095	$339,215	$7,338	$2,117,479
Commercial real estate lending:
Risk rating:
Pass	$—	$211,694	$357,388	$2,244,087	$1,531,171	$636,622	$788,832	$843,162	$6,612,956
Special mention	—	—	—	39,938	—	16,503	104,980	32,454	193,875
Substandard	—	—	49,624	161,035	28,655	84,230	234,247	11,338	569,129
Nonaccrual	—	—	—	—	—	—	8,078	25	8,103
Commercial real estate lending	$—	$211,694	$407,012	$2,445,060	$1,559,826	$737,355	$1,136,137	$886,979	$7,384,063
Total commercial:
Risk rating:
Pass	$15	$2,351,010	$1,299,124	$6,341,815	$3,682,757	$1,846,164	$2,009,526	$2,033,373	$19,563,769
Special mention	—	3,579	48	42,903	23,018	22,747	109,113	67,385	268,793
Substandard	470	53,550	53,290	226,492	117,172	113,445	381,830	111,354	1,057,133
Nonaccrual	4,412	—	193	—	5,304	4,468	8,078	9,700	27,743
Total commercial	$4,897	$2,408,139	$1,352,655	$6,611,210	$3,828,251	$1,986,824	$2,508,547	$2,221,812	$20,917,438

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2026	2025	2024	2023	2022	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$64,436	$259,990	$249,460	$450,109	$1,465,780	$4,164,383	$6,654,158
Special mention	—	—	—	—	—	—	—	32	32
Substandard	—	—	—	—	576	5,655	127	296	6,654
Nonaccrual	—	—	—	2,056	3,591	5,136	11,344	44,763	66,890
Residential mortgage	$—	$—	$64,436	$262,046	$253,627	$460,900	$1,477,251	$4,209,474	$6,727,734
Auto finance:
Risk rating:
Pass	$—	$—	$339,662	$1,186,673	$757,889	$486,428	$332,417	$22,052	$3,125,121
Special mention	—	—	—	496	511	697	553	57	2,314
Substandard	—	—	—	—	—	11	—	—	11
Nonaccrual	—	—	—	1,055	1,671	3,015	2,839	308	8,888
Auto finance	$—	$—	$339,662	$1,188,224	$760,071	$490,151	$335,809	$22,417	$3,136,334
Home equity:
Risk rating:
Pass	$5,547	$618,030	$60	$1,149	$1,989	$3,489	$20,088	$53,737	$698,542
Special mention	205	43	—	—	216	40	—	284	583
Nonaccrual	238	269	—	160	245	281	1,049	4,946	6,950
Home equity	$5,990	$618,342	$60	$1,309	$2,450	$3,810	$21,137	$58,967	$706,075
Other consumer:
Risk rating:
Pass	$215	$244,002	$2,959	$11,753	$3,442	$1,856	$675	$42,941	$307,628
Special mention	—	801	—	33	—	2	4	—	840
Substandard	—	2,005	—	—	—	—	—	—	2,005
Nonaccrual(b)	—	60	—	10	2	7	31	—	110
Other consumer	$215	$246,868	$2,959	$11,796	$3,444	$1,865	$710	$42,941	$310,583
Total consumer:
Risk rating:
Pass	$5,762	$862,032	$407,117	$1,459,565	$1,012,780	$941,882	$1,818,960	$4,283,113	$10,785,449
Special mention	205	844	—	529	727	739	557	373	3,769
Substandard	—	2,005	—	—	576	5,666	127	296	8,670
Nonaccrual(b)	238	329	—	3,281	5,509	8,439	15,263	50,017	82,838
Total consumer	$6,205	$865,210	$407,117	$1,463,375	$1,019,592	$956,726	$1,834,907	$4,333,799	$10,880,726
Total loans:
Risk rating:
Pass	$5,777	$3,213,042	$1,706,241	$7,801,380	$4,695,537	$2,788,046	$3,828,486	$6,316,486	$30,349,218
Special mention	205	4,423	48	43,432	23,745	23,486	109,670	67,758	272,562
Substandard	470	55,555	53,290	226,492	117,748	119,111	381,957	111,650	1,065,803
Nonaccrual	4,650	329	193	3,281	10,813	12,907	23,341	59,717	110,581
Total loans	$11,102	$3,273,349	$1,759,772	$8,074,585	$4,847,843	$2,943,550	$4,343,454	$6,555,611	$31,798,164
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.
(b) Excluding guaranteed portion of student loans

The following table presents loans by credit quality indicator by origination year at December 31, 2025:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$503	$1,920,351	$3,886,880	$2,097,760	$1,133,873	$1,238,941	$521,793	$471,834	$11,271,432
Special mention	—	11,139	3,024	311	13,774	5,849	24,971	293	59,361
Substandard	7,290	65,451	60,593	78,773	22,126	162,841	70,231	1,771	461,786
Nonaccrual	1,473	—	25	7,153	—	—	—	—	7,178
Commercial and industrial	$9,266	$1,996,941	$3,950,522	$2,183,997	$1,169,773	$1,407,631	$616,995	$473,898	$11,799,757
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$2,957	$241,141	$180,867	$141,254	$167,496	$157,837	$201,588	$1,093,140
Special mention	—	—	—	11,620	5,432	—	—	1,242	18,294
Substandard	—	13,445	7,478	14,001	15,635	1,691	11,929	10,508	74,687
Nonaccrual	—	—	203	—	—	—	—	—	203
Commercial real estate - owner occupied	$—	$16,402	$248,822	$206,488	$162,321	$169,187	$169,766	$213,338	$1,186,324
Commercial and business lending:
Risk rating:
Pass	$503	$1,923,308	$4,128,021	$2,278,627	$1,275,127	$1,406,437	$679,630	$673,422	$12,364,572
Special mention	—	11,139	3,024	11,931	19,206	5,849	24,971	1,535	77,655
Substandard	7,290	78,896	68,071	92,774	37,761	164,532	82,160	12,279	536,473
Nonaccrual	1,473	—	228	7,153	—	—	—	—	7,381
Commercial and business lending	$9,266	$2,013,343	$4,199,344	$2,390,485	$1,332,094	$1,576,818	$786,761	$687,236	$12,986,081
Commercial real estate - investor:
Risk rating:
Pass	$3,195	$185,825	$1,842,395	$776,187	$503,511	$711,947	$432,442	$503,468	$4,955,775
Special mention	—	—	40,067	11,135	14,809	58,523	26,964	5,007	156,505
Substandard	—	—	24,090	1,446	7,741	70,608	17,633	3,921	125,439
Nonaccrual	—	—	—	546	—	7,765	—	—	8,311
Commercial real estate - investor	$3,195	$185,825	$1,906,552	$789,314	$526,061	$848,843	$477,039	$512,396	$5,246,030
Real estate construction:
Risk rating:
Pass	$—	$33,847	$359,610	$720,429	$223,239	$175,056	$2,991	$5,768	$1,520,940
Special mention	—	—	20,611	—	—	51,262	—	—	71,873
Substandard	—	—	122,320	42,511	48,980	187,874	—	—	401,685
Nonaccrual	—	—	—	—	—	—	—	144	144
Real estate construction	$—	$33,847	$502,541	$762,940	$272,219	$414,192	$2,991	$5,912	$1,994,642
Commercial real estate lending:
Risk rating:
Pass	$3,195	$219,672	$2,202,005	$1,496,616	$726,750	$887,003	$435,433	$509,236	$6,476,715
Special mention	—	—	60,678	11,135	14,809	109,785	26,964	5,007	228,378
Substandard	—	—	146,410	43,957	56,721	258,482	17,633	3,921	527,124
Nonaccrual	—	—	—	546	—	7,765	—	144	8,455
Commercial real estate lending	$3,195	$219,672	$2,409,093	$1,552,254	$798,280	$1,263,035	$480,030	$518,308	$7,240,672

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Total commercial:
Risk rating:
Pass	$3,698	$2,142,980	$6,330,026	$3,775,243	$2,001,877	$2,293,440	$1,115,063	$1,182,658	$18,841,287
Special mention	—	11,139	63,702	23,066	34,015	115,634	51,935	6,542	306,033
Substandard	7,290	78,896	214,481	136,731	94,482	423,014	99,793	16,200	1,063,597
Nonaccrual	1,473	—	228	7,699	—	7,765	—	144	15,836
Total commercial	$12,461	$2,233,015	$6,608,437	$3,942,739	$2,130,374	$2,839,853	$1,266,791	$1,205,544	$20,226,753
Residential mortgage:
Risk rating:
Pass	$—	$—	$253,364	$238,787	$480,076	$1,488,335	$1,499,223	$2,764,379	$6,724,164
Substandard	—	—	—	580	292	129	300	—	1,301
Nonaccrual	—	—	2,425	3,102	5,101	13,141	8,985	35,738	68,492
Residential mortgage	$—	$—	$255,789	$242,469	$485,469	$1,501,605	$1,508,508	$2,800,117	$6,793,957
Auto finance:
Risk rating:
Pass	$—	$—	$1,287,267	$842,838	$551,549	$388,064	$26,402	$2	$3,096,122
Special mention	—	—	295	325	814	621	50	—	2,105
Nonaccrual	—	—	559	1,356	2,811	3,255	290	—	8,271
Auto finance	$—	$—	$1,288,121	$844,519	$555,174	$391,940	$26,742	$2	$3,106,498
Home equity:
Risk rating:
Pass	$15,259	$623,853	$855	$2,188	$2,728	$20,514	$4,733	$49,793	$704,664
Special mention	315	52	—	119	190	104	—	368	833
Nonaccrual	1,038	173	2	221	333	1,016	414	5,615	7,774
Home equity	$16,612	$624,078	$857	$2,528	$3,251	$21,634	$5,147	$55,776	$713,271
Other consumer:
Risk rating:
Pass	$529	$255,490	$13,159	$4,070	$1,990	$958	$264	$43,575	$319,506
Special mention	12	1,139	27	—	5	9	—	20	1,200
Substandard	—	2,374	—	—	—	—	—	—	2,374
Nonaccrual(b)	2	35	—	3	12	—	2	3	55
Other consumer	$543	$259,038	$13,186	$4,073	$2,007	$967	$266	$43,598	$323,135
Total consumer:
Risk rating:
Pass	$15,788	$879,343	$1,554,645	$1,087,883	$1,036,343	$1,897,871	$1,530,622	$2,857,749	$10,844,456
Special mention	327	1,191	322	444	1,009	734	50	388	4,138
Substandard	—	2,374	—	580	292	129	300	—	3,675
Nonaccrual(b)	1,040	208	2,986	4,682	8,257	17,412	9,691	41,356	84,592
Total consumer	$17,155	$883,116	$1,557,953	$1,093,589	$1,045,901	$1,916,146	$1,540,663	$2,899,493	$10,936,861
Total loans:
Risk rating:
Pass	$19,486	$3,022,323	$7,884,671	$4,863,126	$3,038,220	$4,191,311	$2,645,685	$4,040,407	$29,685,743
Special mention	327	12,330	64,024	23,510	35,024	116,368	51,985	6,930	310,171
Substandard	7,290	81,270	214,481	137,311	94,774	423,143	100,093	16,200	1,067,272
Nonaccrual	2,513	208	3,214	12,381	8,257	25,177	9,691	41,500	100,428
Total loans	$29,616	$3,116,131	$8,166,390	$5,036,328	$3,176,275	$4,755,999	$2,807,454	$4,105,037	$31,163,614
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.
(b) Excluding guaranteed portion of student loans

The following table presents gross charge offs by origination year for the three months ended March 31, 2026:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial	$1,730	$—	$61	$135	$690	$390	$—	$3,006
Commercial real estate-owner occupied	—	—	—	—	—	—	—	—
Commercial and business lending	1,730	—	61	135	690	390	—	3,006
Commercial real estate-investor	—	—	—	—	—	—	—	—
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	—	—	—	—	—	—
Total commercial	1,730	—	61	135	690	390	—	3,006
Residential mortgage	—	—	6	27	21	24	60	138
Auto finance	—	—	493	536	759	972	10	2,770
Home equity	1	—	2	—	—	—	—	3
Other consumer	2,170	—	5	8	5	5	100	2,293
Total consumer	2,171	—	506	571	785	1,001	170	5,204
Total gross charge offs	$3,901	$—	$567	$706	$1,475	$1,391	$170	$8,210
The following table presents gross charge offs by origination year for the year ended December 31, 2025:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$5,424	$831	$627	$3,555	$3,799	$379	$—	$14,615
Commercial real estate-owner occupied	—	—	—	113	—	—	—	113
Commercial and business lending	5,424	831	627	3,668	3,799	379	—	14,728
Commercial real estate-investor	—	—	8,356	184	12,666	—	—	21,206
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	8,356	184	12,666	—	—	21,206
Total commercial	5,424	831	8,983	3,852	16,465	379	—	35,934
Residential mortgage	—	—	115	209	320	74	430	1,148
Auto finance	—	432	1,699	2,804	3,384	433	—	8,752
Home equity	—	—	—	26	5	5	380	416
Other consumer	8,194	18	85	63	63	224	56	8,703
Total consumer	8,194	450	1,899	3,102	3,772	736	866	19,019
Total gross charge offs	$13,618	$1,281	$10,882	$6,954	$20,237	$1,115	$866	$54,953
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

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $17.8 million and $20.1 million at March 31, 2026 and December 31, 2025, respectively.
The following table presents loans by past due status at March 31, 2026:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$12,295,353	$24,050	$203	$385	$19,606	$12,339,597
Commercial real estate - owner occupied	1,193,399	345	—	—	34	1,193,778
Commercial and business lending	13,488,752	24,395	203	385	19,640	13,533,375
Commercial real estate - investor	5,225,019	33,012	475	—	8,078	5,266,584
Real estate construction	2,117,454	—	—	—	25	2,117,479
Commercial real estate lending	7,342,473	33,012	475	—	8,103	7,384,063
Total commercial	20,831,225	57,407	678	385	27,743	20,917,438
Residential mortgage	6,653,089	7,723	32	—	66,890	6,727,734
Auto finance	3,112,886	12,235	2,314	11	8,888	3,136,334
Home equity	696,383	2,159	583	—	6,950	706,075
Other consumer(c)	306,206	1,297	876	2,094	110	310,583
Total consumer	10,768,564	23,414	3,805	2,105	82,838	10,880,726
Total loans	$31,599,789	$80,821	$4,483	$2,490	$110,581	$31,798,164
(a) Of the total nonaccrual loans, $45.6 million, or 41%, were current with respect to payment at March 31, 2026.
(b) No interest income was recognized on nonaccrual loans for the three months ended March 31, 2026. In addition, there were $13.2 million of nonaccrual loans for which there was no related ACLL at March 31, 2026.
(c) Past due portions exclude guaranteed student loans.
The following table presents loans by past due status at December 31, 2025:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$11,789,526	$2,153	$530	$370	$7,178	$11,799,757
Commercial real estate - owner occupied	1,186,087	—	34	—	203	1,186,324
Commercial and business lending	12,975,613	2,153	564	370	7,381	12,986,081
Commercial real estate - investor	5,218,314	14,148	5,257	—	8,311	5,246,030
Real estate construction	1,994,381	117	—	—	144	1,994,642
Commercial real estate lending	7,212,695	14,265	5,257	—	8,455	7,240,672
Total commercial	20,188,308	16,418	5,821	370	15,836	20,226,753
Residential mortgage	6,712,330	13,135	—	—	68,492	6,793,957
Auto finance	3,081,782	14,340	2,105	—	8,271	3,106,498
Home equity	701,719	2,945	833	—	7,774	713,271
Other consumer(c)	317,932	1,473	1,231	2,444	55	323,135
Total consumer	10,813,763	31,893	4,169	2,444	84,592	10,936,861
Total loans	$31,002,071	$48,311	$9,990	$2,814	$100,428	$31,163,614
(a) Of the total nonaccrual loans, $31.2 million, or 31%, were current with respect to payment at December 31, 2025.
(b) No interest income was recognized on nonaccrual loans for the year ended December 31, 2025. In addition, there were $14.6 million of nonaccrual loans for which there was no related ACLL at December 31, 2025
(c) Past due portions exclude guaranteed student loans.

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at March 31, 2026 and March 31, 2025.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Mar 31,
(in thousands)	2026	2025
Commercial and industrial	$153	$176
Other consumer	704	887
Total loans modified	$857	$1,063

	Term Extension
	Amortized Cost
	Three Months Ended Mar 31,
(in thousands)	2026	2025
Residential mortgage	$510	$—

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Mar 31,
(in thousands)	2026	2025
Residential mortgage	$2,330	$1,644
Home equity	54	61
Total loans modified	$2,384	$1,704
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans.

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Mar 31,
Loan Type	2026	2025
Commercial and industrial	(22)%	(25)%
Residential mortgage	1%	1%
Home equity	(3)%	(4)%
Other consumer	(21)%	(21)%
Weighted average of total loans modified	(5)%	(8)%
(a) Some interest rate concessions may involve an increase in rate that was lower in comparison to prevailing market rates.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
Three Months Ended Mar 31,
Loan Type	2026	2025
Residential mortgage	102 months	145 months
Home equity	60 months	60 months
Weighted average of total loans modified	101 months	141 months
(a) During the three months ended March 31, 2026 and March 31, 2025, term extensions changed the weighted average term on modified loans from 308 to 409 months and 258 to 399 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended March 31, 2026:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$461	$—	$—
Residential mortgage	5,759	1,365	716
Home equity	267	—	27
Other consumer	2,139	—	—
Total loans modified	$8,626	$1,365	$743

The following table depicts the performance of loans that have been modified in the twelve months ended March 31, 2025:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$459	$—	$—
Residential mortgage	3,037	346	572
Auto finance	1	—	—
Home equity	267	—	—
Other consumer	2,421	—	—
Total loans modified	$6,184	$346	$572
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession for loans that were modified in the previous twelve months and subsequently had a payment default during the three months ended March 31, 2026:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
(in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Residential mortgage	$—	$—	$304
Total loans modified	$—	$—	$304
None of the loans modified in the previous twelve months subsequently had a payment default during the three months ended March 31, 2025.
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for March 31, 2026 was the Moody's baseline scenario from February 2026, which was reviewed against the March 2026 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 11 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the three months ended March 31, 2026:

(in thousands)	Dec 31, 2025	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Mar 31, 2026	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$168,636	$(3,006)	$270	$(2,736)	$15,231	$181,131
Commercial real estate — owner occupied	11,327	—	—	—	(635)	10,692
Commercial and business lending	179,963	(3,006)	270	(2,736)	14,596	191,823
Commercial real estate — investor	58,243	—	500	500	(5,110)	53,633
Real estate construction	46,595	—	2	2	4,493	51,090
Commercial real estate lending	104,838	—	502	502	(617)	104,723
Total commercial	284,801	(3,006)	772	(2,234)	13,979	296,546
Residential mortgage	33,644	(138)	286	148	(1,053)	32,739
Auto finance	27,470	(2,770)	927	(1,843)	1,169	26,796
Home equity	16,343	(3)	442	439	(1,504)	15,278
Other consumer	15,810	(2,293)	471	(1,822)	409	14,397
Total consumer	93,267	(5,204)	2,126	(3,078)	(979)	89,210
Total loans	$378,068	$(8,210)	$2,898	$(5,312)	$13,000	$385,756
Allowance for unfunded commitments
Commercial and industrial	$18,698	$—	$—	$—	$(2,512)	$16,186
Commercial real estate — owner occupied	132	—	—	—	67	199
Commercial and business lending	18,830	—	—	—	(2,445)	16,385
Commercial real estate — investor	499	—	—	—	(233)	266
Real estate construction	17,947	—	—	—	773	18,720
Commercial real estate lending	18,446	—	—	—	540	18,986
Total commercial	37,276	—	—	—	(1,905)	35,371
Home equity	2,406	—	—	—	(130)	2,276
Other consumer	1,594	—	—	—	35	1,629
Total consumer	4,000	—	—	—	(95)	3,905
Total loans	$41,276	$—	$—	$—	$(2,000)	$39,276
Allowance for credit losses on loans
Commercial and industrial	$187,334	$(3,006)	$270	$(2,736)	$12,719	$197,317	1.60%
Commercial real estate — owner occupied	11,459	—	—	—	(568)	10,891	0.91%
Commercial and business lending	198,793	(3,006)	270	(2,736)	12,151	208,208	1.54%
Commercial real estate — investor	58,742	—	500	500	(5,343)	53,899	1.02%
Real estate construction	64,542	—	2	2	5,266	69,810	3.30%
Commercial real estate lending	123,284	—	502	502	(77)	123,709	1.68%
Total commercial	322,077	(3,006)	772	(2,234)	12,074	331,917	1.59%
Residential mortgage	33,644	(138)	286	148	(1,053)	32,739	0.49%
Auto finance	27,470	(2,770)	927	(1,843)	1,169	26,796	0.85%
Home equity	18,749	(3)	442	439	(1,634)	17,554	2.49%
Other consumer	17,404	(2,293)	471	(1,822)	444	16,026	5.16%
Total consumer	97,267	(5,204)	2,126	(3,078)	(1,074)	93,115	0.86%
Total loans	$419,344	$(8,210)	$2,898	$(5,312)	$11,000	$425,032	1.34%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2025:

(in thousands)	Dec 31, 2024	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Dec 31, 2025	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$136,596	$(14,615)	$8,357	$(6,258)	$38,298	$168,636
Commercial real estate — owner occupied	9,417	(113)	—	(113)	2,023	11,327
Commercial and business lending	146,013	(14,728)	8,357	(6,371)	40,321	179,963
Commercial real estate — investor	71,547	(21,206)	2,985	(18,221)	4,917	58,243
Real estate construction	51,499	—	154	154	(5,058)	46,595
Commercial real estate lending	123,046	(21,206)	3,139	(18,067)	(141)	104,838
Total commercial	269,060	(35,934)	11,496	(24,438)	40,180	284,801
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470
Home equity	16,620	(416)	999	583	(860)	16,343
Other consumer	16,823	(8,703)	1,837	(6,866)	5,853	15,810
Total consumer	94,486	(19,019)	6,480	(12,539)	11,320	93,267
Total loans	$363,545	$(54,953)	$17,976	$(36,977)	$51,500	$378,068
Allowance for unfunded commitments
Commercial and industrial	$14,456	$—	$—	$—	$4,242	$18,698
Commercial real estate — owner occupied	151	—	—	—	(19)	132
Commercial and business lending	14,607	—	—	—	4,223	18,830
Commercial real estate — investor	578	—	—	—	(79)	499
Real estate construction	19,591	—	—	—	(1,644)	17,947
Commercial real estate lending	20,169	—	—	—	(1,723)	18,446
Total commercial	34,776	—	—	—	2,500	37,276
Home equity	2,465	—	—	—	(59)	2,406
Other consumer	1,535	—	—	—	59	1,594
Total consumer	4,000	—	—	—	—	4,000
Total loans	$38,776	$—	$—	$—	$2,500	$41,276
Allowance for credit losses on loans
Commercial and industrial	$151,052	$(14,615)	$8,357	$(6,258)	$42,540	$187,334	1.59%
Commercial real estate — owner occupied	9,568	(113)	—	(113)	2,004	11,459	0.97%
Commercial and business lending	160,620	(14,728)	8,357	(6,371)	44,544	198,793	1.53%
Commercial real estate — investor	72,125	(21,206)	2,985	(18,221)	4,838	58,742	1.12%
Real estate construction	71,090	—	154	154	(6,702)	64,542	3.24%
Commercial real estate lending	143,215	(21,206)	3,139	(18,067)	(1,864)	123,284	1.70%
Total commercial	303,835	(35,934)	11,496	(24,438)	42,680	322,077	1.59%
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644	0.50%
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470	0.88%
Home equity	19,085	(416)	999	583	(919)	18,749	2.63%
Other consumer	18,358	(8,703)	1,837	(6,866)	5,912	17,404	5.39%
Total consumer	98,486	(19,019)	6,480	(12,539)	11,320	97,267	0.89%
Total loans	$402,322	$(54,953)	$17,976	$(36,977)	$54,000	$419,344	1.35%
Note 7 Goodwill and Other Intangible Assets
Goodwill
The Corporation conducted its most recent annual impairment testing in May 2025, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2025 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in the first three months of 2025 or the first three months of 2026.
The Corporation had goodwill of $1.1 billion at both March 31, 2026 and December 31, 2025.

Core Deposit Intangibles
The Corporation has CDIs which are amortized. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

(in thousands)	Three Months Ended Mar 31, 2026	Year Ended Dec 31, 2025
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Accumulated amortization	(67,462)	(65,260)
Net book value	$20,647	$22,849
Amortization during the period	$2,203	$8,811
Mortgage Servicing Rights
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

(in thousands)	Three Months Ended Mar 31, 2026	Year Ended Dec 31, 2025
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$86,337	$87,683
Additions	2,246	8,716
Decay	(2,245)	(8,621)
Valuation:
Changes in fair value of asset	1,261	(1,441)
Mortgage servicing rights at end of period	$87,599	$86,337
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,144,785	$6,191,012
Mortgage servicing rights to servicing portfolio	1.43%	1.39%
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of March 31, 2026. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Nine Months Ended December 31, 2026	$6,608	$6,785
2027	8,811	11,573
2028	3,485	11,793
2029	1,681	11,060
2030	62	10,080
2031	—	8,988
Beyond 2031	—	27,320
Total estimated amortization expense and MSRs decay(a)	$20,647	$87,599
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

Note 8 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

(in thousands)	March 31, 2026	December 31, 2025
Short-term funding
Federal funds purchased	$353,280	$260,070
Securities sold under agreements to repurchase	42,372	47,794
Federal funds purchased and securities sold under agreements to repurchase	$395,652	$307,864
Long-term funding
Corporation senior notes, at par	$300,000	$300,000
Corporation subordinated notes, at par	300,000	300,000
Discount and capitalized costs	(7,190)	(7,484)
Subordinated debt fair value hedge(a)	(181)	1,760
Total long-term funding	$592,629	$594,276
Total short and long-term funding, excluding FHLB advances	$988,281	$902,140
FHLB advances
Short-term FHLB advances	$3,010,000	$2,855,250
Long-term FHLB advances	414,089	414,122
FHLB advances fair value hedge(a)	(2,327)	(1,278)
Total FHLB advances	$3,421,762	$3,268,094
Total short and long-term funding	$4,410,043	$4,170,234
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At March 31, 2026, the Corporation had pledged securities valued at 275% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
(in thousands)	March 31, 2026	December 31, 2025
Repurchase agreements
Agency mortgage-related securities	$42,372	$47,794
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
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by pledging qualifying collateral of the subsidiary bank (such as residential mortgage loans, residential mortgage loans held for sale, home equity loans, CRE loans, and investment securities). The FHLB advances had maturity or call dates ranging from 2026 through 2031 at March 31, 2026.
Note 9 Derivative and Hedging Activities
The Corporation enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest and currency rates as well as other economic conditions.
At inception, the Corporation designates the derivative contract as either a fair value hedge (i.e., a hedge of the fair value of a recognized asset or liability), a cash flow hedge (i.e., a hedge of the variability of cash flows to be received or paid related to a recognized asset or liability), or a non-designated hedge. The hedge accounting methodologies applied for fair value, cash flow, and non-designated hedges are described in the Derivative and Hedging Activities note in the Corporation's 2025 Annual Report on Form 10-K.
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $76.9 million and $79.4 million of investment securities as collateral at March 31, 2026, and December 31, 2025, respectively. Cash is often pledged as collateral for derivatives that are not centrally cleared. The Corporation's required cash collateral was $6.0 million at March 31, 2026 and $11.8 million at December 31, 2025. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2025 Annual Report on Form 10-K.

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments:

	Mar 31, 2026				Dec 31, 2025
	Asset		Liability		Asset		Liability
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$1,650,000	$4,253	$850,000	$2,326	$2,425,000	$10,517	$25,000	$1
Foreign currency exchange forwards	43,857	827	260,905	402	280,159	757	38,384	194
Total designated as hedging instruments		5,080		2,728		11,274		195
Not designated as hedging instruments:
Interest rate-related and other instruments	5,970,070	58,177	6,022,235	101,284	4,775,818	66,787	7,072,274	108,631
Foreign currency exchange forwards	60,812	334	12,197	121	48,904	1,731	43,787	1,517
Mortgage banking(b)	73,415	1,777	146,000	—	39,998	814	107,000	444
Total not designated as hedging instruments		60,288		101,405		69,332		110,592
Gross derivatives before netting		65,368		104,133		80,606		110,787
Less: Legally enforceable master netting agreements		11,708		11,708		12,839		12,839
Less: Cash collateral pledged/received		10,170		3,197		10,343		8,334
Total derivative instruments, after netting		$43,490		$89,228		$57,424		$89,614

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps. As of March 31, 2026, this includes a swap with an effective date of November 1, 2026 that had a liability notional amount and fair value of $50.0 million and $0.1 million, respectively. As of December 31, 2025, the Corporation did not have any forward starting interest rate-swaps.
(b) The mortgage derivative asset includes interest rate lock commitments, while the mortgage derivative liability includes forward commitments.Given the fair value position as of March 31, 2026 the fair value of the mortgage derivative asset included $0.8 million of interest rate lock commitments and $0.9 million of forward commitments. Given the fair value position as of December 31, 2025, the fair value of the mortgage derivative asset included $0.8 million of interest rate lock commitments and the derivative liability included $0.4 million of forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	Mar 31, 2026		Dec 31, 2025
Other long-term funding	$(299,819)	$181	$(301,760)	$(1,760)
FHLB Advances	(197,673)	2,327	(198,722)	1,278
Total	$(497,492)	$2,508	$(500,482)	$(482)

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At March 31, 2026 and December 31, 2025, the carrying amount excluded for foreign currency denominated loans was $304.8 million and $318.5 million, respectively.
The Corporation terminated its $500.0 million fair value hedge during the fourth quarter of 2019. At March 31, 2026, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $184.8 million and is included in loans on the consolidated balance sheets. This amount includes $0.7 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three Months Ended Mar 31,
	2026		2025
(in thousands)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$604	$(397)	$(1,149)	$(2,219)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(143)	2,990	(32)	(6,997)
Derivatives designated as hedging instruments(a)	746	(3,387)	(1,118)	4,778
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Mar 31,
	2026	2025
(in thousands)	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$2	$1
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	(4,923)	553
Derivatives designated as hedging instruments	4,925	(551)
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	Three Months Ended Mar 31,
(in thousands)	2026	2025
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) income recognized in OCI on cash flow hedge derivatives(a)	$(7,912)	$7,268
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	(746)	1,118
(a) The entirety of gains (losses) recognized in OCI as well as those reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $1.6 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to March 31, 2026. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 35 months as of March 31, 2026.

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Mar 31,
(in thousands)		2026	2025
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(30)	$(48)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	202	1,466
Foreign currency exchange forwards	Capital markets, net	440	500
Interest rate lock commitments (mortgage)	Mortgage banking, net	962	661
Forward commitments (mortgage)	Mortgage banking, net	444	(837)
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
For additional information on the Corporation’s derivative and hedging activities, see the Derivative and Hedging Activities note in the Corporation's 2025 Annual Report on Form 10-K.
The following tables present the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
March 31, 2026	$37,112	$(11,708)	$(10,170)	$15,234	$(15,234)	$—
December 31, 2025	42,468	(12,839)	(10,343)	19,286	(18,131)	1,155

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
March 31, 2026	$(16,831)	$11,708	$3,197	$(1,926)	$—	$(1,926)
December 31, 2025	23,006	(12,839)	(8,334)	1,833	—	1,833

Note 11 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 9). The following is a summary of lending-related commitments:

(in thousands)	Mar 31, 2026	Dec 31, 2025
Commitments to extend credit(a), excluding commitments to originate residential mortgage loans held for sale(b)	$11,847,950	$11,872,816
Commercial letters of credit(a)	2,047	425
Standby letters of credit(c)	241,240	222,047
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at March 31, 2026 or December 31, 2025.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 9.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2.4 million at March 31, 2026 and $2.2 million at December 31, 2025, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

(in thousands)	Three Months Ended Mar 31, 2026	Year Ended Dec 31, 2025
Allowance for unfunded commitments
Balance at beginning of period	$41,276	$38,776
Provision for unfunded commitments	(2,000)	2,500
Balance at end of period	$39,276	$41,276
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
Other Commitments
The Corporation invests in qualified affordable housing projects, historic projects, new market projects, and opportunity zone funds for the purpose of community reinvestment and obtaining tax credits and other tax benefits. Return on the Corporation's investment in these projects and funds comes in the form of the tax credits and tax losses that pass through to the Corporation. The aggregate carrying value of these investments at March 31, 2026 was $165.9 million, compared to $174.3 million at December 31, 2025, included in tax credit and other investments on the consolidated balance sheets.
Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The Corporation recognized additional income tax expense attributable to the amortization of investments in qualified affordable housing projects of $8.5 million and $8.7 million for the three months ended March 31, 2026 and ended March 31, 2025, respectively. The Corporation's remaining investment in qualified affordable housing projects accounted for under the proportional amortization method totaled $166.6 million at March 31, 2026 and $172.2 million at December 31, 2025.
The Corporation’s unfunded contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded contributions totaled $22.0 million at March 31, 2026 and $22.8 million at December 31, 2025.
For the three months ended March 31, 2026 and the year ended December 31, 2025, the Corporation did not record any impairment related to qualified affordable housing investments.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial public offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $65.1 million at March 31, 2026 and $62.3 million at December 31, 2025, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2.2 million and $3.5 million for the three months ended March 31, 2026 and the year ended December 31, 2025, respectively. There were no loss reimbursement and settlement claims paid in the three months ended March 31, 2026 or for the year ended December 31, 2025. Make whole requests since January 1, 2025 generally arose from loans originated since January 1, 2022 with such balances totaling $4.1 billion at the time of sale, consisting primarily of loans sold to GSEs. As of March 31, 2026, $1.8 billion of those loans originated since January 1, 2022 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $0.2 million at March 31, 2026 and $0.3 million at December 31, 2025.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At March 31, 2026 and December 31, 2025, there were $13.9 million and $11.4 million, respectively, of residential mortgage loans sold with such recourse risk.

There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At March 31, 2026 and December 31, 2025, there were $290.7 million and $273.4 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 12 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2025 Annual Report on Form 10-K.

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Mar 31, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$465,318	$465,318	$465,318	$—	$—
Interest-bearing deposits in other financial institutions	920,684	920,684	920,684	—	—
Federal funds sold and securities purchased under agreements to resell	175	175	175	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	3,020	3,020	—	3,020	—
Residential mortgage-related securities:
FNMA / FHLMC	131,583	131,583	—	131,583	—
GNMA	5,096,659	5,096,659	—	5,096,659	—
Commercial mortgage-related securities:
FNMA / FHLMC	16,936	16,936	—	16,936	—
GNMA	108,131	108,131	—	108,131	—
Asset backed securities:
FFELP	91,828	91,828	—	91,828	—
SBA	63,301	63,301	—	63,301	—
Other debt securities	2,998	2,998	—	2,998	—
Total AFS investment securities	5,514,456	5,514,456	—	5,514,456	—
HTM investment securities:
U.S. Treasury securities	996	1,007	1,007	—	—
Obligations of state and political subdivisions (municipal securities)	1,618,922	1,462,907	—	1,462,907	—
Residential mortgage-related securities:
FNMA / FHLMC	811,047	681,846	—	681,846	—
GNMA	38,021	35,689	—	35,689	—
Private-label	298,196	253,234	—	253,234	—
Commercial mortgage-related securities:
FNMA / FHLMC	761,410	649,810	—	649,810	—
GNMA	42,309	37,956	—	37,956	—
Total HTM investment securities	3,570,901	3,122,449	1,007	3,121,442	—
Equity securities:
Equity securities	11,109	11,109	11,109	—	—
Equity securities at NAV	15,000	15,000
Total equity securities	26,109	26,109

Regulatory stocks	290,189	290,189	—	290,189	—
Residential loans held for sale	87,461	87,461	—	87,461	—
Loans, net	31,373,006	30,475,513	—	—	30,475,513
Bank and corporate owned life insurance	694,765	694,765	—	694,765	—
Mortgage servicing rights, net	87,599	87,599	—	—	87,599
Interest rate-related instruments designated as hedging instruments(a)	4,253	4,253	—	4,253	—
Foreign currency exchange forwards designated as hedging instruments(a)	827	827	—	827	—
Interest rate-related and other instruments not designated as hedging instruments(a)	58,177	58,177	—	58,177	—
Foreign currency exchange forwards not designated as hedging instruments(a)	334	334	—	334	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,777	1,777	—	—	1,777
Total selected assets at fair value	$43,096,031	$41,750,086	$1,398,293	$9,771,904	$30,564,889
(a) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Mar 31, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Brokered CDs	$3,562,752	$3,556,597	$—	$3,556,597	$—
Other time deposits	4,484,077	4,478,871	—	4,478,871	—

Federal funds purchased and securities sold under agreements to repurchase	395,652	395,652	395,652	—	—

FHLB advances	3,421,762	3,414,381	—	3,414,381	—
Senior and subordinated debt	592,629	593,506	—	593,506	—
Standby letters of credit(a)	2,433	2,433	—	2,433	—
Interest rate-related instruments designated as hedging instruments(b)	2,326	2,326	—	2,326	—
Foreign currency exchange forwards designated as hedging instruments(b)	402	402	—	402	—
Interest rate-related and other instruments not designated as hedging instruments(b)	101,284	101,284	—	101,284	—
Foreign currency exchange forwards not designated as hedging instruments(b)	121	121	—	121	—
Total selected liabilities at fair value	$12,563,438	$12,545,573	$395,652	$12,149,921	$—

(a) The commitment on standby letters of credit was $241.2 million at March 31, 2026. See Note 11 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
(b) Figures are presented gross before netting. See Note 9 and Note 10 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Dec 31, 2025
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

	Dec 31, 2025
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Brokered CDs	$3,795,133	$3,791,245	$—	$3,791,245	$—
Other time deposits	4,041,178	4,035,549	—	4,035,549	—
Federal funds purchased and securities sold under agreements to repurchase	307,864	307,864	307,864	—	—
FHLB advances	3,268,094	3,267,836	—	3,267,836	—
Senior and subordinated debt	594,276	598,141	—	598,141	—
Standby letters of credit(a)	2,225	2,225	—	2,225	—
Interest rate-related instruments designated as hedging instruments(b)	1	1	—	1	—
Foreign currency exchange forwards designated as hedging instruments(b)	194	194	—	194	—
Interest rate-related and other instruments not designated as hedging instruments(b)	108,631	108,631	—	108,631	—
Foreign currency exchange forwards not designated as hedging instruments(b)	1,517	1,517	—	1,517	—
Forward commitments to sell residential mortgage loans	444	444	—	—	444
Total selected liabilities at fair value	$12,119,557	$12,113,647	$307,864	$11,805,339	$444
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
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy:

(in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans
Balance December 31, 2024	$327	$(254)
New production	13,435	(3,998)
Closed loans / settlements	(13,690)	2,738
Other	742	1,958
Change in mortgage derivative	487	698
Balance December 31, 2025	814	444
New production	3,573	(884)
Closed loans / settlements	(2,756)	721
Other	146	(281)
Change in mortgage derivative	963	(444)
Balance March 31, 2026	$1,777	$—
Refer to Note 7 for a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage servicing rights measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy.
The following table presents a rollforward of the fair value of Level 3 equity securities that are measured under the measurement alternative, and the related adjustments recorded during the periods presented for those securities with observable price changes:

(in thousands)
Fair value as of December 31, 2024	$72
Gains recognized in investment securities gains, net	—
Purchases	14
Sales	(23)
Transfers out of level 3	(63)
Fair value as of December 31, 2025	$—
The Corporation did not have any activity for Level 3 equity securities for the three months ended March 31, 2026.

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value
(in thousands)	Fair Value Hierarchy	March 31, 2026	December 31, 2025
Assets
Individually evaluated loans	Level 3	$40,602	$18,659
OREO(a)	Level 2	722	770
(a) These assets are held at lower of its carrying amount or fair value less cost to sell. Assets included here are those that were adjusted to fair value less cost to sell during the period.
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

March 31, 2026	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	8%
Individually evaluated loans	Discounted cash flow	Discount factor	45%		45%	45%
Individually evaluated loans	Market approach	Appraisal / Cost to sell	59%	-	90%	74%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	72%	-	100%	92%

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
The components of net periodic pension cost and net periodic benefit cost for the RAP and Postretirement Plan were as follows:

	Three Months Ended Mar 31,
(in thousands)	2026	2025
RAP
Service cost	$869	$810
Interest cost	2,749	2,814
Expected return on plan assets	(9,772)	(9,809)
Amortization of prior service cost	(44)	(44)
Total net periodic pension benefit	$(6,198)	$(6,230)
Postretirement Plan
Interest cost	$22	$26
Amortization of prior service cost	(19)	(19)
Amortization of actuarial loss (gain)	—	4
Total net periodic cost	$3	$12
The components of net periodic pension cost and net periodic benefit cost, other than the service cost component, are included in the other noninterest expense caption of the consolidated statements of income. The service cost components are included in the personnel noninterest expense caption of the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the three months ended 2025 or the three months ended March 31, 2026.
Note 14 Segment Reporting
The Corporation is managed through operating segments based on our internal structure and management process, which is how we assess performance and allocate resources to the segments. Certain operating segments have been aggregated into our three reportable segments where the nature of the products and services, the type of customer, and the distribution of those products and services are similar. The three reportable segments are Corporate and Commercial Specialty; Community, Consumer, and

Business; and Risk Management and Shared Services. A description of the products and services and the related customers for each reportable segment can be found in the Segment Reporting note in the Corporation’s 2025 Annual Report on Form 10-K.
Effective beginning the first quarter of 2026, the Corporation made adjustments to both its FTP and expense allocation of shared services to its reportable segments to better align with how management assesses performance and allocates resources. These changes consisted of updates to the FTP methodology, including revisions to the funding curve and deposit assumptions; reassignment of certain branch locations based on the primary business activities supported by those branches; and revisions to the allocation of shared service expenses. The Corporation has recast prior period segment information to conform to the current period presentation.
The financial information of the Corporation’s segments disclosed below has been compiled utilizing the accounting policies described in the Corporation’s 2025 Annual Report on Form 10-K with certain exceptions based on internal management accounting policies. The significant exceptions are as follows:
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
The provision for credit losses is allocated to segments based on the expected long-term annual net charge off rates attributable to the credit risk of loans managed by the segment during the period. In contrast, the level of the consolidated provision for credit losses is determined based on an ACLL model using methodologies described in the Corporation’s 2025 Annual Report on Form 10-K.
The net effect of the above allocations is recorded within the Risk Management and Shared Services segment to ensure consolidated totals reflect the Corporation's consolidated financial information.
Indirect expenses incurred by the Corporation's centralized support functions - including facilities, information technology, finance, and corporate risk management - are allocated to reportable segments based on actual usage, such as transaction volumes or FTEs, as well as other relevant drivers that reflect consumption of those services. Because these allocations are based on estimated activity levels, individual period results may reflect variability in the distribution of indirect expenses among segments. Certain corporate-level expenses, including acquisition-related costs, integration expenses, and gains or losses on the disposition of branches or business units, are not allocated and remain in the Risk Management and Shared Services segment. These allocations are reflected as allocated indirect expense in the accompanying tables.
Income tax expense (benefit) is allocated to segments based on the Corporation’s estimated effective tax rate, with certain segments adjusted for any tax-exempt income or non-deductible expenses.

Financial information about the Corporation’s segments is presented below:

	As of and for the three months ended March 31, 2026
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income	$231,105	$68,436	$7,649	$307,190
Net intersegment interest (expense) income	(102,712)	130,030	(27,318)	—
Net interest income (expense)	128,393	198,466	(19,669)	307,190
Noninterest income	13,891	55,943	6,023	75,857
Total income (expense) before provision	142,284	254,409	(13,646)	383,047
Provision for credit losses	20,660	6,934	(16,593)	11,001
Total income after provision	121,624	247,475	2,947	372,046
Noninterest expense
Personnel	23,550	64,953	46,669	135,172
Technology(a)	823	14,124	14,789	29,736
Occupancy(a)	217	8,351	5,157	13,725
Business development and advertising	969	688	6,170	7,827
Equipment(a)	6	2,075	3,529	5,610
Legal and professional	256	682	5,783	6,721
Loan and foreclosure costs	488	940	279	1,707
FDIC assessment	—	—	8,837	8,837
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense (income)	722	7,681	(778)	7,625
Allocated indirect expense (income)	22,699	56,588	(79,287)	—
Total noninterest expense	49,730	156,082	13,351	219,163
Net income (loss) before income taxes	71,894	91,393	(10,404)	152,883
Income tax expense	13,259	19,192	797	33,248
Net income (loss)	$58,635	$72,201	$(11,201)	$119,635

Loans	$18,806,881	$12,609,186	$382,097	$31,798,164
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	19,571,725	13,687,627	12,334,388	45,593,740
(a) A portion of total depreciation expense of $0.1 million, $6.2 million, and $5.9 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	As of and for the three months ended March 31, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$227,286	$62,496	$(3,841)	$285,941
Net intersegment interest (expense) income	(96,221)	145,379	(49,158)	—
Net interest income (expense)	131,065	207,875	(52,999)	285,941
Noninterest income (expense)	12,903	49,078	(3,205)	58,776
Total income (expense) before provision	143,968	256,953	(56,204)	344,717
Provision for credit losses	19,014	6,072	(12,083)	13,003
Total income (expense) after provision	124,954	250,881	(44,121)	331,714
Noninterest expense
Personnel	21,327	59,872	42,698	123,897
Technology(a)	591	13,045	13,503	27,139
Occupancy(a)	146	8,434	6,801	15,381
Business development and advertising	934	837	4,615	6,386
Equipment(a)	6	2,030	2,491	4,527
Legal and professional	201	814	5,068	6,083
Loan and foreclosure costs	811	1,344	439	2,594
FDIC assessment	—	—	10,436	10,436
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	781	7,402	3,791	11,974
Allocated indirect expense (income)	31,339	60,706	(92,045)	—
Total noninterest expense	56,135	154,484	—	210,619
Net income (loss) before income taxes	68,819	96,397	(44,121)	121,095
Income tax expense (benefit)	12,786	20,244	(13,621)	19,409
Net income (loss)	$56,033	$76,153	$(30,500)	$101,687

Loans	$17,400,092	$12,417,213	$476,822	$30,294,127
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	17,678,473	12,886,713	12,743,950	43,309,136
(a) A portion of total depreciation expense of $0.1 million, $5.9 million, and $7.9 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.
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

Note 15 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive (loss) income at March 31, 2026 and 2025, including changes during the preceding three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

(in thousands)	Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2025	$(2,456)	$12,894	$(18,003)	$(7,566)
Other comprehensive loss before reclassifications	(36,531)	—	—	(36,531)
Amounts reclassified from accumulated other comprehensive (loss) income:
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,690	—	—	1,690
Other assets / accrued expenses and other liabilities	—	(7,912)	—	(7,912)
Interest expense	—	(746)	—	(746)
Personnel expense	—	—	(63)	(63)
Income tax benefit (expense)	8,689	(2,083)	16	6,623
Net other comprehensive loss during period	(26,152)	(10,741)	(47)	(36,939)
Balance March 31, 2026	$(28,608)	$2,153	$(18,050)	$(44,505)

Balance December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)
Other comprehensive income before reclassifications	31,832	—	4,770	36,602
Amounts reclassified from accumulated other comprehensive loss:
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,927	—	—	1,927
Other assets / accrued expenses and other liabilities	—	7,268	—	7,268
Interest income	—	1,118	—	1,118
Personnel expense	—	—	(63)	(63)
Other expense	—	—	(4)	(4)
Income tax (expense) benefit	(8,420)	2,018	(1,173)	(7,576)
Net other comprehensive income during period	25,339	10,403	3,530	39,272
Balance March 31, 2025	$(23,655)	$9,135	$(20,624)	$(35,144)
Note 16 Subsequent Events
On April 1, 2026, the Corporation completed its previously announced acquisition of American National pursuant to the terms of the Merger Agreement by and between Associated and American National.
Pursuant to the Merger Agreement, (i) American National merged with and into Associated Banc-Corp, with Associated Banc-Corp continuing as the surviving corporation, and (ii) following such merger, American National Bank, a national banking association and wholly owned subsidiary of American National, merged with and into the Bank, with the Bank continuing as the surviving bank.
At the effective time of the merger, the outstanding shares of voting common stock and non-voting common stock of American National outstanding immediately prior to the effective time of the merger, other than certain shares held by the Corporation or American National, were converted into the right to receive an aggregate 22,975,382 shares of common stock of the Corporation. This represented 36.250 shares of the Corporation's common stock for each share of outstanding common stock of American National; with cash paid in lieu of fractional shares. Total consideration for the acquisition was $594.1 million valued at the acquisition date fair value of $25.86 per share.
American National operated 33 branches across Nebraska, Minnesota and Iowa, with a concentration in the Greater Omaha and Minneapolis / St. Paul metro markets. As a result of the acquisition, the Corporation will increase its deposit market share and deliver its products and services to an expanded client base across attractive Midwest markets. As of March 31, 2026, American National had total assets of $5.2 billion, total loans of $3.8 billion and total deposits of $4.5 billion.
The acquisition of American National will be accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations, which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Due to the timing of the acquisition, the initial accounting for the acquisition has not been completed. The Corporation expects to finalize the valuation and complete the purchase price allocation as soon as practicable.

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
All forward-looking statements contained in this report or which may be contained in future statements made for or on behalf of the Corporation are based upon information available at the time the statement is made and the Corporation assumes no obligation to update any forward-looking statements, except as required by federal securities law. Forward-looking statements are subject to significant risks and uncertainties, and the Corporation’s actual results may differ materially from the expected results discussed in such forward-looking statements. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to, the risk factors in Item 1A, Risk Factors, in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, and as may be described from time to time in the Corporation’s subsequent SEC filings.
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
Performance Summary
•Average loans of $31.3 billion increased $1.2 billion, or 4%, from the first three months of 2025, driven primarily by an increase in commercial and business lending, auto finance, and real estate construction; partially offset by decreases in residential mortgage and other commercial real estate - investor.
•Average deposits of $35.2 billion increased $327.5 million, or 1%, from the first three months of 2025, driven by increases in all deposit types except brokered CDs, interest-bearing demand, and money market.
•Net interest income of $307.2 increased $21.2 million, or 7%, from the first three months of 2025, and net interest margin was 3.03%, compared to 2.97% for the first three months of 2025. The increases in net interest income and net interest margin were driven by increases average balances of interest earning assets alongside a decrease in rates for interest-bearing liabilities.
•Provision for credit losses was $11.0 million compared to $13.0 million for the first three months of 2025, driven by nominal credit movement coupled with general macroeconomic trends.
•Noninterest income of $75.9 million increased $17.1 million, or 29%, from the first three months of 2025, primarily due to higher wealth management fees and mortgage banking revenue as well as the absence of a loss on mortgage portfolio sale that was recognized in the first quarter of 2025 in connection with the completion of balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $219.2 million increased $8.5 million, or 4%, from the first three months of 2025, primarily due to an increase in personnel expense, primarily driven by increases in health care benefit costs and annual incentive accruals based on increased FTEs in incentive eligible roles; partially offset by a decrease in other noninterest expense, due to elevated OREO write downs in 2025 as compared to 2026.

Table 1 Summary Results of Operations: Trends

	Quarter ended
(Dollars in thousands, except per share data)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Net income	$119,635	$137,129	$124,732	$111,230	$101,687
Net income available to common equity	116,760	134,254	121,857	108,355	98,812
Earnings per common share - basic	0.70	0.81	0.73	0.65	0.60
Earnings per common share - diluted	0.70	0.80	0.73	0.65	0.59
Dividend payout ratio(a)	34.29%	29.63%	31.51%	35.38%	38.33%
Book value / share(b)	29.04	28.81	28.17	27.67	27.09
Tangible book value (TBV) / share(b)(c)	22.23	22.01	21.36	20.84	20.25
Performance ratios
Return on average assets(d)	1.08%	1.23%	1.12%	1.03%	0.97%
Return on average tangible assets(c)(d)	1.12%	1.27%	1.17%	1.07%	1.01%
Return on average equity(d)	9.69%	11.09%	10.26%	9.43%	8.91%
Return on average tangible common equity (ROATCE)(c)(d)	13.03%	15.04%	14.02%	12.96%	12.34%
Efficiency ratios (expense / revenue)
Fully tax-equivalent efficiency ratio	56.03%	55.21%	54.77%	55.81%	59.72%
Adjusted efficiency ratio(c)	55.77%	55.15%	54.77%	55.81%	58.55%
(a) Ratio is based upon basic earnings per common share.
(b) Based on period end common shares outstanding.
(c) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.
(d) This ratio is annualized.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Mar 31, 2026			December 31, 2025(a)			Mar 31, 2025(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$11,776,702	$172,507	5.94%	$11,588,059	$182,101	6.24%	$10,583,318	$169,785	6.50%
Commercial real estate—owner occupied	1,190,708	15,968	5.44%	1,157,531	16,358	5.61%	1,141,167	16,200	5.76%
Commercial and business lending	12,967,410	188,475	5.89%	12,745,590	198,459	6.18%	11,724,484	185,985	6.43%
Commercial real estate—investor	5,277,283	78,154	6.01%	5,291,562	84,153	6.31%	5,415,412	87,089	6.52%
Real estate construction	2,055,338	34,043	6.72%	1,974,318	34,870	7.01%	1,898,582	33,945	7.25%
Commercial real estate lending	7,332,621	112,197	6.21%	7,265,880	119,023	6.50%	7,313,994	121,034	6.71%
Total commercial	20,300,031	300,672	6.01%	20,011,470	317,482	6.30%	19,038,479	307,020	6.54%
Residential mortgage	6,831,984	64,640	3.78%	6,899,778	64,779	3.76%	7,256,320	66,823	3.68%
Auto finance	3,125,504	41,969	5.45%	3,064,457	42,915	5.56%	2,844,730	39,176	5.59%
Home equity	709,865	11,692	6.60%	706,923	12,570	7.11%	657,625	12,052	7.34%
Other consumer	314,118	8,504	10.98%	312,730	8,454	10.72%	313,828	8,773	11.34%
Total consumer	10,981,471	126,805	4.65%	10,983,888	128,718	4.67%	11,072,503	126,824	4.61%
Total loans	31,281,502	427,477	5.53%	30,995,358	446,200	5.72%	30,110,982	433,844	5.83%
Investments
Taxable securities	7,071,751	75,676	4.28%	6,912,251	73,511	4.25%	6,398,584	69,788	4.36%
Tax-exempt securities(b)	1,978,501	17,389	3.52%	1,990,389	17,534	3.52%	2,016,144	17,666	3.50%
Other short-term investments	1,016,795	11,641	4.64%	972,884	11,294	4.61%	757,227	9,243	4.95%
Total investments	10,067,047	104,706	4.17%	9,875,524	102,339	4.14%	9,171,955	96,696	4.22%
Total earning assets and related interest income	41,348,549	$532,183	5.20%	40,870,882	$548,539	5.34%	39,282,937	$530,540	5.45%
Other assets, net	3,670,399			3,531,889			3,347,690
Total assets	$45,018,948			$44,402,771			$42,630,627
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,532,848	$17,690	1.30%	$5,436,968	$18,823	1.37%	$5,162,468	$17,929	1.41%
Interest-bearing demand	7,886,442	34,236	1.76%	8,054,088	40,309	1.99%	8,031,707	45,430	2.29%
Money market	6,061,442	34,239	2.29%	5,890,836	35,353	2.38%	6,079,551	39,560	2.64%
Network transaction deposits	1,917,854	17,502	3.70%	2,090,587	20,882	3.96%	1,847,972	20,067	4.40%
Brokered CDs	3,528,294	34,811	4.00%	3,998,012	42,056	4.17%	4,315,311	49,292	4.63%
Other time deposits	4,234,785	36,795	3.52%	4,093,939	37,355	3.62%	3,756,332	36,862	3.98%
Total interest-bearing deposits	29,161,665	175,273	2.44%	29,564,430	194,778	2.61%	29,193,341	209,140	2.91%
Federal funds purchased and securities sold under agreements to repurchase	425,142	3,732	3.56%	289,679	2,682	3.67%	375,910	3,622	3.91%
FHLB advances	3,380,379	31,570	3.79%	2,504,464	26,309	4.17%	1,595,972	16,090	4.09%
Senior and subordinated debt	594,401	10,163	6.84%	594,104	10,483	7.06%	627,371	11,085	7.07%
Other interest-bearing liabilities	11,212	116	4.18%	13,212	110	3.29%	31,599	408	5.24%
Total funding	4,411,134	45,581	4.18%	3,401,459	39,584	4.63%	2,630,852	31,205	4.79%
Total interest-bearing liabilities and related interest expense	33,572,799	$220,854	2.67%	32,965,889	$234,362	2.82%	31,824,193	$240,345	3.06%
Noninterest-bearing demand deposits	5,999,278			6,064,487			5,640,123
Other liabilities	440,344			464,838			535,732
Stockholders’ equity	5,006,527			4,907,557			4,630,578
Total liabilities and stockholders’ equity	$45,018,948			$44,402,771			$42,630,627
Interest rate spread			2.53%			2.52%			2.39%
Net free funds			0.50%			0.55%			0.58%
Fully tax-equivalent net interest income and net interest margin		$311,329	3.03%		$314,177	3.06%		$290,195	2.97%
Fully tax-equivalent adjustment		(4,139)			(4,196)			(4,254)
Net interest income		$307,190			$309,981			$285,941
(a) Prior period has been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Loans held for sale have been included in the average balances.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income increased $21.1 million and $21.2 million, or 7%, as compared to the first three months of 2025, respectively. The average yield on earning assets decreased 25 bp and the cost of interest-bearing liabilities decreased 39 bp from the first three months of 2025. The increase in net interest income was primarily driven by higher earning assets along with an improved interest rate spread.  Asset yields benefitted from an asset mix shift away from lower yielding residential mortgages to higher yielding commercial and industrial loans, while interest bearing liability rates decreased as the interest rate environment declined. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets increased $2.1 billion, or 5%, from the first three months of 2025. Average loans increased $1.2 billion, or 4%, from the first three months of 2025, driven by increases in commercial and industrial and auto loans, partially offset by decreases in residential mortgage loans as a result of the completion of the Corporation's mortgage portfolio sale in the first quarter of 2025 as part of the balance sheet repositioning announced in the fourth quarter of 2024 and CRE - investor loans. Average investments increased $895.1 million, or 10%, from the first three months of 2025 due to continued investment in the Corporation's AFS portfolio and increased regulatory stock holdings.
•    Average interest-bearing liabilities increased $1.7 billion, or 5%, compared to the first three months of 2025. Average interest-bearing deposits decreased $31.7 million, from the first three months of 2025. This was driven by a $787.0 million or 18% decrease in brokered CDs, offset by increases in savings, money market and other time deposits. Average total funding increased $1.8 billion, or 68%, from the first three months of 2025, primarily driven by an increase in FHLB advances. Average noninterest-bearing demand deposits increased $359.2 million, or 6%, from the first three months of 2025.
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
Noninterest Income
Table 3 Noninterest Income

	Three months ended					Changes vs
(Dollars in thousands, except as noted)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Wealth management fees	$25,219	$25,742	$25,315	$23,025	$22,498	(2)%	12%
Service charges and deposit account fees	14,054	13,827	13,861	13,147	12,814	2%	10%
Card-based fees	11,579	12,679	12,308	11,200	10,442	(9)%	11%
Other fee-based revenue	4,862	5,557	5,414	4,995	5,251	(13)%	(7)%
Capital markets, net	6,543	11,175	10,764	5,765	4,345	(41)%	51%
Mortgage banking, net	6,111	2,926	3,541	4,213	3,822	109%	60%
Loss on mortgage portfolio sale	—	—	—	—	(6,976)	—%	(100)%
Bank and corporate owned life insurance	3,816	3,804	4,051	4,135	5,204	—%	(27)%
Asset gains (losses), net	840	838	3,340	(1,735)	(878)	—%	N/M
Investment securities (losses) gains, net	(28)	37	1	7	4	N/M	N/M
Other	2,861	2,799	2,670	2,226	2,251	2%	27%
Total noninterest income	$75,857	$79,384	$81,265	$66,977	$58,776	(4)%	29%
Assets under management, at market value(a)	15,708	16,132	16,178	15,537	14,685	(3)%	7%
N/M = Not meaningful
(a) In millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Wealth management fees increased $2.7 million from the first three months of 2025, primarily due to an increase in revenues related to our trust services business.
•Mortgage banking income increased $2.3 million from the first three months of 2025, due to an increase in the valuation of our mortgage servicing rights assets compared to the related hedges.
•Loss on mortgage portfolio sale decreased $7.0 million from the first three months of 2025, due to the balance sheet repositioning completed during the first quarter of 2025.
Noninterest Expense
Table 4 Noninterest Expense

	Three months ended					Change vs
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025	Dec 31, 2025	Mar 31, 2025
Personnel	$135,172	$135,130	$135,703	$126,994	$123,897	—%	9%
Technology	29,736	28,641	28,590	26,508	27,139	4%	10%
Occupancy	13,725	14,229	12,757	12,644	15,381	(4)%	(11)%
Business development and advertising	7,827	9,118	8,362	7,748	6,386	(14)%	23%
Equipment	5,610	6,888	4,368	4,494	4,527	(19)%	24%
Legal and professional	6,721	5,945	5,232	6,674	6,083	13%	10%
Loan and foreclosure costs	1,707	1,327	1,638	2,705	2,594	29%	(34)%
FDIC assessment	8,837	6,589	9,980	9,708	10,436	34%	(15)%
Other intangible amortization	2,203	2,203	2,203	2,203	2,203	—%	—%
Other	7,625	9,396	7,369	9,674	11,974	(19)%	(36)%
Total noninterest expense	$219,163	$219,466	$216,202	$209,352	$210,619	—%	4%

Average FTEs excluding overtime	3,934	3,919	3,982	3,980	4,006	—%	(2)%
Annualized noninterest expense / average assets	1.97%	1.96%	1.95%	1.93%	2.00%
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $11.3 million from the first three months of 2025, primarily driven by increases in health care benefit costs and annual incentive accruals based on increased FTEs in incentive eligible roles.
•Other noninterest expense decreased $4.3 million from the first three months of 2025, due to OREO write downs in 2025 that did not recur in 2026.
Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $33.2 million for the three months ended March 31, 2026, compared to income tax expense of $19.4 million for the three months ended March 31, 2025. The Corporation's effective tax rate from continuing operations was 21.75% and 16.03% for the three months ended March 31, 2026, and 2025, respectively. The increase in income tax expense of $13.8 million and higher effective tax rate during the first three months of 2026 as compared to the same period of 2025 was primarily due to a reduction in the valuation allowance that occurred in the first three months of 2025, making that quarter’s tax expense lower than it otherwise would have been.
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

Balance Sheet Analysis
•At March 31, 2026, total assets were $45.6 billion, up $391.1 million, or 1%, from December 31, 2025.

◦Cash and due from banks were $465.3 million at March 31, 2026, down 109.4 million, or 19%, from December 31, 2025. Interest bearing deposits in other financial institutions were $920.7 million at March 31, 2026, down $223.4 million, or 20%, from December 31, 2025. See the Consolidated Statements of Cash Flows for detailed information on those fluctuations.
◦Regulatory stocks of $290.2 million at March 31, 2026 were up $37.7 million, or 15%, from December 31, 2025 due to increases in FHLB advances requiring additional purchases of FHLB stock.
◦Residential loans held for sale were $87.5 million at March 31, 2026, up $15.0 million, or 21%, from December 31, 2025. The increase from December 31, 2025 was a result of increased secondary market production during the first quarter.
◦Loans of $31.8 billion at March 31, 2026 were up $634.6 million, or 2%, from December 31, 2025 primarily due to the realization of the Corporation's continued focus and investment in commercial and business lending. See Note 6 Loans of the notes to consolidated financial statements and Table 5 Period End Loan Composition below for additional detail.
•At March 31, 2026, total liabilities were $40.6 billion, up $368.6 million, or 1%, from December 31, 2025.
◦Federal funds purchased and securities sold under agreements to repurchase was $395.7 million at March 31, 2026, up $87.8 million, or 29%, from December 31, 2025. FHLB advances of $3.4 billion at March 31, 2026 were up $153.7 million, or 5%, from December 31, 2025. These increases were driven by the Corporation's need for additional funding to fund the loan growth in the first quarter of 2026 and to ensure adequate funding levels with the anticipated completion of the acquisition of American National. See Note 8 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
◦Accrued expenses and other liabilities were $414.8 million at March 31, 2026, down $48.3 million, or 10% from December 31, 2025. These changes were primary due to a decrease in payroll related accruals for annual incentive and employer 401(k) match payments made in the first quarter of 2026.
•At March 31, 2026, the loans to deposits ratio was 88.99%, up from 87.65% at December 31, 2025.
Loans
Table 5 Period End Loan Composition

	Mar 31, 2026		Dec 31, 2025		Sep 30, 2025		Jun 30, 2025		Mar 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$12,339,597	39%	$11,799,757	38%	$11,567,651	37%	$11,281,964	37%	$10,925,769	36%
Commercial real estate — owner occupied	1,193,778	4%	1,186,324	4%	1,149,939	4%	1,101,501	4%	1,118,363	4%
Commercial and business lending	13,533,375	43%	12,986,081	42%	12,717,590	41%	12,383,465	40%	12,044,132	40%
Commercial real estate — investor	5,266,584	16%	5,246,030	17%	5,369,441	17%	5,370,422	18%	5,597,442	18%
Real estate construction	2,117,479	7%	1,994,642	6%	1,958,766	6%	1,950,267	6%	1,809,054	6%
Commercial real estate lending	7,384,063	23%	7,240,672	23%	7,328,207	24%	7,320,689	24%	7,406,496	24%
Total commercial	20,917,438	66%	20,226,753	65%	20,045,797	65%	19,704,154	64%	19,450,628	64%
Residential mortgage	6,727,734	21%	6,793,957	22%	6,858,285	22%	6,949,387	23%	6,999,654	23%
Auto finance	3,136,334	10%	3,106,498	10%	3,041,644	10%	2,969,495	10%	2,878,765	10%
Home equity	706,075	2%	713,271	2%	698,112	2%	676,208	2%	654,140	2%
Other consumer	310,583	1%	323,135	1%	308,126	1%	308,361	1%	310,940	1%
Total consumer	10,880,726	34%	10,936,861	35%	10,906,167	35%	10,903,451	36%	10,843,499	36%
Total loans	$31,798,164	100%	$31,163,614	100%	$30,951,964	100%	$30,607,605	100%	$30,294,127	100%
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

The Corporation’s loan distribution and interest rate sensitivity as of March 31, 2026 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

(Dollars in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Fixed rate
Commercial and industrial	$4,804,628	$1,075,073	$322,923	$464	$6,203,088	20%
Commercial real estate — owner occupied	140,035	250,326	89,993	—	480,354	2%
Commercial and business lending	4,944,663	1,325,399	412,916	464	6,683,442	22%
Commercial real estate — investor	470,824	252,606	5,032	—	728,462	2%
Real estate construction	318,111	34,284	8,261	—	360,656	1%
Commercial real estate lending	788,935	286,890	13,293	—	1,089,118	3%
Total commercial	5,733,598	1,612,289	426,209	464	7,772,560	25%
Residential mortgage	7,428	49,934	303,420	4,030,711	4,391,493	14%
Auto finance	7,603	1,820,649	1,308,082	—	3,136,334	10%
Home equity	526	4,641	20,242	7,072	32,481	—%
Other consumer	6,994	27,024	16,562	5,192	55,772	—%
Total consumer	22,551	1,902,248	1,648,306	4,042,975	7,616,080	24%
Total fixed rate loans	$5,756,149	$3,514,537	$2,074,515	$4,043,439	$15,388,640	49%
Floating or adjustable rate
Commercial and industrial	$6,083,713	$52,252	$544	$—	$6,136,509	19%
Commercial real estate — owner occupied	712,737	687	—	—	713,424	2%
Commercial and business lending	6,796,450	52,939	544	—	6,849,933	21%
Commercial real estate — investor	4,537,044	1,078	—	—	4,538,122	14%
Real estate construction	1,756,449	374	—	—	1,756,823	6%
Commercial real estate lending	6,293,493	1,452	—	—	6,294,945	20%
Total commercial	13,089,943	54,391	544	—	13,144,878	41%
Residential mortgage	186,404	1,001,618	1,148,164	55	2,336,241	7%
Home equity	672,530	1,064	—	—	673,594	2%
Other consumer	254,811	—	—	—	254,811	1%
Total consumer	1,113,745	1,002,682	1,148,164	55	3,264,646	10%
Total floating or adjustable rate loans	$14,203,688	$1,057,073	$1,148,708	$55	$16,409,524	51%

Total loans	$19,959,837	$4,571,610	$3,223,223	$4,043,494	$31,798,164	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At March 31, 2026, $22.2 billion, or 70%, of the loans outstanding and $18.9 billion, or 90%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
Credit Risk
An active credit risk management process is used for commercial loans to ensure that sound and consistent credit decisions are made. Credit risk is controlled by detailed underwriting procedures, comprehensive loan administration, and periodic review of borrowers’ outstanding loans and commitments. Borrower relationships are formally reviewed and graded on an ongoing basis for early identification of potential problems. Further analysis by customer, industry, and geographic location is performed to monitor trends, financial performance, and concentrations. See Note 6 Loans of the notes to consolidated financial statements for additional information on managing overall credit quality.
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At March 31, 2026, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based lending and equipment financing.

Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Mar 31, 2026	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
(Dollars in thousands)
Utilities(a)	221	$3,183,282	$4,045,367	9%
Real Estate(b)	531	2,186,469	3,755,254	9%
Credit Intermediation and Related Activities(c)	522	834,624	1,429,814	3%
Merchant Wholesalers, Durable Goods	423	741,500	1,182,026	3%
(a) 70% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
(b) 68% of the total real estate exposure comes from REIT lines.
(c) 73% of credit intermediation and related activities exposure comes from mortgage warehouse lines.
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
Table 8 Largest Commercial Real Estate - Investor Property Type Exposures

Mar 31, 2026	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	38%
Industrial	3%	27%
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
Table 9 Largest Real Estate Construction Property Type Exposures

Mar 31, 2026	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	53%
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
Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's four-state branch footprint, with approximately 94% of the outstanding loan balances in the Corporation's branch footprint at March 31, 2026. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
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

Table 10 Nonperforming Assets

(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Nonperforming assets
Commercial and industrial	$19,606	$7,178	$12,802	$6,945	$12,898
Commercial real estate — owner occupied	34	203	203	—	1,501
Commercial and business lending	19,640	7,381	13,006	6,945	14,399
Commercial real estate — investor	8,078	8,311	7,333	15,805	31,689
Real estate construction	25	144	145	146	125
Commercial real estate lending	8,103	8,455	7,478	15,950	31,814
Total commercial	27,743	15,836	20,484	22,895	46,213
Residential mortgage	66,890	68,492	69,093	73,817	72,455
Auto finance	8,888	8,271	8,218	8,004	7,692
Home equity	6,950	7,774	8,299	8,201	8,275
Other consumer	110	55	85	82	173
Total consumer	82,838	84,592	85,696	90,104	88,595
Total nonaccrual loans	110,581	100,428	106,179	112,999	134,808
Commercial real estate owned	25,530	25,530	27,203	31,629	19,114
Residential real estate owned	3,692	2,414	1,816	1,687	3,119
Bank properties real estate owned(a)	3,312	72	249	972	1,242
OREO	32,534	28,016	29,268	34,287	23,475
Repossessed assets	806	757	789	882	688
Total nonperforming assets	$143,921	$129,201	$136,236	$148,169	$158,971
Accruing loans past due 90 days or more
Commercial	$385	$370	$395	$12,123	$515
Consumer(b)	2,105	2,444	2,297	2,038	2,521
Total accruing loans past due 90 days or more	$2,490	$2,814	$2,692	$14,160	$3,036
Restructured loans (accruing)
Commercial	$461	$458	$458	$431	$459
Consumer	5,849	5,584	4,280	3,630	3,192
Total restructured loans (accruing)	$6,310	$6,042	$4,738	$4,061	$3,651
Nonaccrual restructured loans (included in nonaccrual loans)	$4,424	$3,472	$3,899	$3,704	$3,451
Ratios
Nonaccrual loans to total loans	0.35%	0.32%	0.34%	0.37%	0.44%
NPAs to total loans plus OREO and repossessed assets	0.45%	0.41%	0.44%	0.48%	0.52%
NPAs to total assets	0.32%	0.29%	0.31%	0.34%	0.37%
Allowance for credit losses on loans to nonaccrual loans	384.36%	417.56%	390.49%	364.42%	301.63%
Accruing loans 30-89 days past due
Commercial and industrial	$24,253	$2,683	$1,071	$2,593	$7,740
Commercial real estate — owner occupied	345	34	—	5,628	1,156
Commercial and business lending	24,598	2,717	1,071	8,221	8,896
Commercial real estate — investor	33,487	19,405	14,190	1,042	2,463
Real estate construction	—	117	21	90	—
Commercial real estate lending	33,487	19,522	14,211	1,132	2,463
Total commercial	58,085	22,239	15,282	9,353	11,360
Residential mortgage	7,755	13,135	12,684	8,744	13,568
Auto finance	14,549	16,445	14,013	13,149	12,522
Home equity	2,742	3,779	4,265	4,338	3,606
Other consumer(b)	2,173	2,704	2,728	2,578	2,381
Total consumer	27,219	36,063	33,689	28,810	32,076
Total accruing loans 30-89 days past due	$85,304	$58,302	$48,971	$38,163	$43,435
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for March 31, 2026 was the Moody's baseline scenario from February 2026, which was reviewed against the March 2026 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates in the Corporation's 2025 Annual Report on Form 10-K for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 6 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at March 31, 2026 and December 31, 2025 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	Quarter Ended
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Allowance for loan losses
Balance at beginning of period	$378,068	$378,341	$376,515	$371,348	$363,545
Provision for loan losses	13,000	2,000	15,000	18,000	16,500
Charge offs	(8,210)	(7,636)	(15,254)	(18,348)	(13,714)
Recoveries	2,898	5,363	2,081	5,515	5,017
Net charge offs	(5,312)	(2,273)	(13,173)	(12,833)	(8,698)
Balance at end of period	$385,756	$378,068	$378,341	$376,515	$371,348
Allowance for unfunded commitments
Balance at beginning of period	$41,276	$36,276	$35,276	$35,276	$38,776
Provision for unfunded commitments	(2,000)	5,000	1,000	—	(3,500)
Balance at end of period	$39,276	$41,276	$36,276	$35,276	$35,276
Allowance for credit losses on loans	$425,032	$419,344	$414,618	$411,791	$406,624
Provision for credit losses on loans	11,000	7,000	16,000	18,000	13,000
Net (charge offs) recoveries
Commercial and industrial	$(2,736)	$1,524	$(1,230)	$(1,826)	$(4,726)
Commercial real estate — owner occupied	—	(113)	—	—	—
Commercial and business lending	(2,736)	1,411	(1,230)	(1,826)	(4,726)
Commercial real estate — investor	500	94	(8,930)	(8,493)	(892)
Real estate construction	2	2	2	121	30
Commercial real estate lending	502	96	(8,928)	(8,372)	(863)
Total commercial	(2,234)	1,507	(10,158)	(10,198)	(5,589)
Residential mortgage	148	(197)	(231)	(302)	197
Auto finance	(1,843)	(2,010)	(1,505)	(689)	(1,519)
Home equity	439	2	56	237	289
Other consumer	(1,822)	(1,575)	(1,336)	(1,881)	(2,076)
Total consumer	(3,078)	(3,780)	(3,015)	(2,636)	(3,109)
Total net charge offs	$(5,312)	$(2,273)	$(13,173)	$(12,833)	$(8,698)
Ratios
Allowance for credit losses on loans to total loans	1.34%	1.35%	1.34%	1.35%	1.34%
Allowance for credit losses on loans to net charge offs (annualized)	19.7x	46.5x	7.9x	8.0x	11.5x
Loan evaluation method for ACLL
Individually evaluated for impairment	$19,919	$2,992	$4,518	$—	$6,092
Collectively evaluated for impairment	405,113	416,352	410,100	411,791	400,532
Total ACLL	$425,032	$419,344	$414,618	$411,791	$406,624
Loan balance
Individually evaluated for impairment	$59,321	$21,651	$19,282	$21,431	$46,065
Collectively evaluated for impairment	31,738,843	31,141,963	30,932,683	30,586,174	30,248,062
Total loan balance	$31,798,164	$31,163,614	$30,951,964	$30,607,605	$30,294,127

Table 12 Annualized Net (Charge Offs) Recoveries to Average Loans

	Quarter Ended
(In basis points)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Net (charge offs) recoveries
Commercial and industrial	(9)	5	(4)	(7)	(18)
Commercial real estate — owner occupied	—	(4)	—	—	—
Commercial and business lending	(9)	4	(4)	(6)	(16)
Commercial real estate — investor	4	1	(67)	(61)	(7)
Real estate construction	—	—	—	3	1
Commercial real estate lending	3	1	(49)	(45)	(5)
Total commercial	(4)	3	(20)	(21)	(12)
Residential mortgage	1	(1)	(1)	(2)	1
Auto finance	(24)	(26)	(20)	(9)	(22)
Home equity	25	—	3	14	18
Other consumer	(235)	(200)	(173)	(244)	(268)
Total consumer	(11)	(14)	(11)	(10)	(11)
Total net charge offs	(7)	(3)	(17)	(17)	(12)
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total nonaccrual loans increased $10.2 million, or 10%, from December 31, 2025, and decreased $24.2 million, or 18%, from March 31, 2025. The increase from December 31, 2025 was primarily driven by increases in commercial and industrial and auto finance lending, partially offset by decreases in residential mortgage and home equity lending. The decrease from March 31, 2025 was primarily driven by decreases in CRE - investor and residential mortgage lending, partially offset by increases in commercial and industrial and auto finance lending. See Note 6 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs decreased $3.4 million from March 31, 2025, primarily driven by decreases within commercial and industrial and CRE - investor, partially offset by an increase in auto finance lending. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at March 31, 2026.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Mar 31, 2026		Dec 31, 2025		Sep 30, 2025		Jun 30, 2025		Mar 31, 2025(a)
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,125,067	17%	$6,126,632	17%	$5,906,251	17%	$5,782,487	17%	$6,135,946	17%
Savings	5,660,641	16%	5,471,870	15%	5,380,574	15%	5,291,674	15%	5,247,291	15%
Interest-bearing demand	7,964,665	22%	7,823,362	22%	7,791,861	22%	7,490,772	22%	7,870,965	22%
Money market	6,188,045	17%	6,139,438	17%	5,785,871	17%	5,915,867	17%	6,141,275	17%
Network transaction deposits	1,746,518	5%	2,154,995	6%	2,013,964	6%	1,792,362	5%	1,882,930	5%
Brokered CDs	3,562,752	10%	3,795,133	11%	3,956,517	11%	4,072,048	12%	4,197,512	12%
Other time deposits	4,484,077	13%	4,041,178	11%	4,046,815	12%	3,802,356	11%	3,720,793	11%
Total deposits	$35,731,765	100%	$35,552,608	100%	$34,881,853	100%	$34,147,565	100%	$35,196,713	100%
Other customer funding(b)	42,372		47,794		64,570		75,440		85,950
Total deposits and other customer funding	$35,774,137		$35,600,402		$34,946,423		$34,223,005		$35,282,663
Less: Total network transaction deposits and brokered CDs	5,309,270		5,950,128		5,970,481		5,864,410		6,080,442
Core customer deposits(c) and other customer funding	$30,464,867		$29,650,274		$28,975,941		$28,358,595		$29,202,221
Time deposits of more than $250,000	956,299		834,309		832,718		775,107		767,974
(a) Period has been adjusted to conform with current period presentation.
(b) Includes repurchase agreements.
(c) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.

•Total deposits, which are the Corporation's largest source of funds, increased $179.2 million, or 1% from December 31, 2025, and increased $535.1 million, or 2%, from March 31, 2025. The increase from December 31, 2025, was driven by increases in other time deposits, savings, and interest bearing demand deposits, offset by decreases in network transaction deposits and brokered CDs, while the increase from March 31, 2025 was driven by increases in all deposit categories except brokered CD's, network transaction deposits, and noninterest-bearing demand deposits.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 25.7% of total deposits at March 31, 2026, compared to 26.5% at December 31, 2025 and 26.1% at March 31, 2025.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At March 31, 2026, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of March 31, 2026, the Bank had $5.6 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of March 31, 2026, the Bank had $6.5 billion available for discount window borrowings.
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
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Federal Reserve Bank balance	$915,691	$1,139,401	$799,991	$735,876	$705,696
Available FHLB Chicago capacity	5,574,246	6,221,495	5,943,747	5,026,154	6,362,599
Available Federal Reserve Bank discount window capacity	6,506,759	6,443,766	5,725,892	5,441,186	3,308,303
Funding available within one business day(a)	12,996,696	13,804,662	12,469,630	11,203,216	10,376,598
Available federal funds lines	1,981,000	1,846,000	1,419,000	1,729,000	1,284,000
Available brokered deposits capacity(b)	1,529,791	823,055	697,898	734,649	414,199
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$17,507,487	$17,473,717	$15,586,528	$14,666,865	$13,074,797
Uninsured and uncollateralized deposits	$9,178,436	$9,432,066	$8,697,563	$8,469,167	$9,170,483
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	142%	146%	143%	132%	113%
Coverage ratio of uninsured and uncollateralized deposits with total funding	191%	185%	179%	173%	143%
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
Credit ratings impact the Corporation's ability to issue debt securities and the cost to borrow money. Adverse changes in credit ratings impact not only the ability to raise funds in the capital markets but also the cost of these funds. For additional information regarding risks related to adverse changes in our credit ratings, see Part I, Item 1A, Risk Factors in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2025.
For the three months ended March 31, 2026, net cash provided by operating and financing activities was $135.9 million and $354.3 million, respectively, while investing activities used net cash of $824.2 million, for a net decrease in cash and cash equivalents of $334.0 million since year-end 2025. At March 31, 2026, assets of $45.6 billion increased $391.1 million, or 1%, from year-end 2025. On the funding side, deposits of $35.7 billion increased $179.2 million, or 1% from year-end 2025, short-term funding increased $87.8 million, or 29%, and FHLB advances increased $153.7 million or 5%.
For the three months ended March 31, 2025, net cash provided by operating and financing activities was $98.2 million and $241.8 million, respectively, while investing activities used net cash of $127.1 million, for a net increase in cash and cash equivalents of $212.9 million since year-end 2024. At March 31, 2025, assets of $43.3 billion increased $286.1 million, or 1%, from year-end 2024. On the funding side, deposits of $35.2 billion increased $548.3 million, or 2%, from year-end 2024, short-term funding decreased $159.0 million, or 34%, and FHLB advances increased $173.5 million, or 9%.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at March 31, 2026.
For further discussion of the Corporation's interest rate risk and corresponding key assumptions, see the Interest Rate Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2025 Annual Report on Form 10-K.
The sensitivity analysis included below is measured as a percentage change in EAR due to gradual moves in benchmark interest rates from a baseline scenario over 12 months. We evaluate the sensitivity using: 1) a dynamic forecast incorporating expected growth in the balance sheet, and 2) a static forecast where the current balance sheet is held constant.
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first three months of 2026.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Mar 31, 2026		Dec 31, 2025
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	2.0%	1.8%	1.5%	2.0%
200 bp increase in interest rates	3.8%	3.5%	2.8%	3.9%
100 bp decrease in interest rates	(1.4)%	(1.3)%	(0.8)%	(1.4)%
200 bp decrease in interest rates	(3.1)%	(2.8)%	(2.2)%	(3.4)%
At March 31, 2026, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Mar 31, 2026	Dec 31, 2025
Instantaneous Rate Change
100 bp increase in interest rates	(5.2)%	(5.2)%
200 bp increase in interest rates	(11.6)%	(11.8)%
100 bp decrease in interest rates	2.7%	2.3%
200 bp decrease in interest rates	2.0%	1.4%
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at March 31, 2026, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

(in thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$7,996,634	$40,807	$9,386	$2	$8,046,829
Federal funds purchased and securities sold under agreements to repurchase	395,652	—	—	—	395,652
FHLB advances	3,214,249	203,844	3,144	525	3,421,762
Senior and subordinated debt	—	—	298,457	294,172	592,629
Operating leases	5,257	9,476	6,698	16,334	37,765
Total	$11,611,792	$254,127	$317,685	$311,033	$12,494,637
The Corporation also has obligations under its derivatives, lending-related commitments, and retirement plans as described in Note 9 Derivative and Hedging Activities, Note 11 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings, and Note 13 Retirement Plans of the notes to consolidated financial statements, respectively. Further discussion of the nature of federal funds purchased and securities sold under agreements to repurchase, FHLB advances, and senior and subordinated debt is included in Note 8 Short and Long-Term Funding of the notes to consolidated financial statements.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At March 31, 2026, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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
For additional information regarding the potential for additional regulation and supervision, see Part I, Item 1A, Risk Factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025.

Table 18 Capital Ratios

	Quarter Ended
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Risk-based capital(a)
CET1(b)	$3,744,610	$3,683,711	$3,584,712	$3,493,316	$3,417,432
Tier 1 capital	3,938,722	3,877,823	3,778,824	3,687,428	3,611,544
Total capital	4,657,925	4,593,079	4,488,957	4,394,367	4,311,239
Total risk-weighted assets	35,773,810	35,125,680	34,688,358	34,241,408	33,800,823
CET1 capital ratio(b)	10.47%	10.49%	10.33%	10.20%	10.11%
Tier 1 capital ratio	11.01%	11.04%	10.89%	10.77%	10.68%
Total capital ratio	13.02%	13.08%	12.94%	12.83%	12.75%
Tier 1 leverage ratio	8.98%	8.96%	8.81%	8.72%	8.69%
Selected equity and performance ratios
Total stockholders’ equity / total assets	10.96%	11.01%	10.95%	10.87%	10.82%
Average stockholders' equity / average assets	11.12%	11.05%	10.95%	10.90%	10.86%
Tangible common equity / tangible assets (TCE Ratio)(c)	8.27%	8.29%	8.18%	8.06%	7.96%
(a) The Federal Reserve establishes regulatory capital requirements, including well-capitalized standards, for the Corporation. The regulatory capital requirements effective for the Corporation follow Basel III, subject to certain transition provisions.
(b) The Corporation is not classified as an advanced approaches holding company as defined by the Federal Reserve. As such, the Corporation has elected to be subject to the AOCI-related adjustments when calculating CET1 capital which allows the Corporation to opt-out of the requirement to include most components of AOCI in CET1 capital.
(c) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the first quarter of 2026.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	Quarter Ended
(Dollars in thousands)	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2025
Tangible common equity reconciliation
Common equity	$4,803,760	$4,781,235	$4,674,186	$4,586,669	$4,492,446
Less: Goodwill and other intangible assets, net	1,125,639	1,127,842	1,130,044	1,132,247	1,134,450
Tangible common equity for TBV / share and TCE Ratio	$3,678,121	$3,653,393	$3,544,142	$3,454,422	$3,357,996
Tangible assets reconciliation
Total assets	$45,593,740	$45,202,596	$44,455,863	$43,993,729	$43,309,136
Less: Goodwill and other intangible assets, net	1,125,639	1,127,842	1,130,044	1,132,247	1,134,450
Tangible assets for TCE Ratio	$44,468,101	$44,074,754	$43,325,819	$42,861,482	$42,174,686
Average tangible common equity reconciliation
Average common equity	$4,812,415	$4,713,445	$4,627,038	$4,538,549	$4,436,467
Less: Average goodwill and other intangible assets, net	1,126,748	1,129,055	1,131,385	1,133,627	1,135,584
Average tangible common equity for ROATCE	$3,685,667	$3,584,390	$3,495,653	$3,404,922	$3,300,883
Average tangible assets reconciliation
Average total assets	$45,018,948	$44,402,771	$44,015,203	$43,420,063	$42,630,627
Less: Average goodwill and other intangible assets, net	1,126,748	1,129,055	1,131,385	1,133,627	1,135,584
Average tangible assets for return on average tangible assets	$43,892,200	$43,273,716	$42,883,818	$42,286,436	$41,495,043
Adjusted net income reconciliation
Net income	$119,635	$137,129	$124,732	$111,230	$101,687
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income for return on average tangible assets	$121,287	$138,781	$126,384	$112,882	$103,339
Adjusted net income available to common equity reconciliation
Net income available to common equity	$116,760	$134,254	$121,857	$108,355	$98,812
Other intangible amortization, net of tax	1,652	1,652	1,652	1,652	1,652
Adjusted net income available to common equity for ROATCE	$118,412	$135,906	$123,509	$110,007	$100,464
Period end core customer deposits reconciliation
Total deposits	$35,731,765	$35,552,608	$34,881,853	$34,147,565	$35,196,713
Less: Network transaction deposits	1,746,518	2,154,995	2,013,964	1,792,362	1,882,930
Less: Brokered CDs	3,562,752	3,795,133	3,956,517	4,072,048	4,197,512
Core customer deposits	$30,422,495	$29,602,480	$28,911,371	$28,283,155	$29,116,271
Average core customer deposits reconciliation
Average total deposits	$35,160,943	$35,628,917	$34,705,887	$34,203,201	$34,833,464
Less: Average network transaction deposits	1,917,854	2,090,587	1,933,659	1,843,998	1,847,972
Less: Average brokered CDs	3,528,294	3,998,012	3,916,329	4,089,844	4,315,311
Average core customer deposits	$29,714,795	$29,540,318	$28,855,899	$28,269,359	$28,670,181
Total expense for efficiency ratios reconciliation
Noninterest expense	$219,163	$219,466	$216,202	$209,352	$210,619
Less: Other intangible amortization	2,203	2,203	2,203	2,203	2,203
Total expense for fully tax-equivalent efficiency ratio	216,960	217,263	213,999	207,149	208,416
Less: Acquisition costs(a)	1,007	252	—	—	—
Total expense for adjusted efficiency ratio	$215,953	$217,011	$213,999	$207,149	$208,416
Total revenue for efficiency ratios reconciliation
Net interest income	$307,190	$309,981	$305,222	$300,000	$285,941
Noninterest income	75,857	79,384	81,265	66,977	58,776
Less: Investment securities (losses) gains, net	(28)	37	1	7	4
Fully tax-equivalent adjustment	4,139	4,196	4,222	4,228	4,254
Total revenue for fully tax-equivalent efficiency ratio	387,214	393,524	390,708	371,198	348,968
Less: Announced initiatives(b)	—	—	—	—	(6,976)
Total revenue for adjusted efficiency ratio	$387,214	$393,524	$390,708	$371,198	$355,943
(a) During the fourth quarter of 2025, the Corporation entered into a definitive agreement to acquire American National. The acquisition was completed on April 1, 2026. These costs, incurred in connection with the acquisition, represent nonrecurring costs.
(b) Announced initiatives include the loss on mortgage portfolio sale as a result of balance sheet repositioning that the Corporation announced in the fourth quarter of 2024.

Sequential Quarter Results
The Corporation reported net income of $119.6 million for the first quarter of 2026, compared to a net income of $137.1 million for the fourth quarter of 2025. Net income available to common equity was $116.8 million for the first quarter of 2026, or $0.70 for both basic and diluted earnings per common share. Comparatively, the net income available to common equity for the fourth quarter of 2025 was $134.3 million, or $0.81 and $0.80 for basic and diluted earnings per common share, respectively.
Fully tax-equivalent net interest income for the first quarter of 2026 was $311.3 million, $2.8 million, or 1%, lower than the fourth quarter of 2025. The decrease in net interest income is due to two less days in the first quarter of 2026 as compared to the fourth quarter of 2025; partially offset by an increase in average earning assets between periods. The net interest margin in the first quarter of 2026 and fourth quarter of 2025 were 3.03% and 3.06%, respectively.
Average earning assets increased $477.7 million, or 1%, to $41.3 billion in the first quarter of 2026, primarily due to an increase in commercial lending given our strategic focus in that segment and taxable securities and other short-term investments from continued investment for liquidity needs as the balance sheet continues to grow. Average loans increased $286.1 million, or 1%, due to an increase in commercial lending and auto finance loans, partially offset by a decrease in residential mortgage lending. On the funding side, average total interest-bearing deposits decreased $402.8 million, or 1%, primarily driven by an decrease in non-core customer deposits including brokered CDs and network transaction deposits; partially offset by growth in money market and other time deposits.
The provision for credit losses was $11.0 million for the first quarter of 2026 and $7.0 million for the fourth quarter of 2025. This was due to nominal credit movement and general macroeconomic trends. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the first quarter of 2026 was $75.9 million, down $3.5 million, or 4% from the fourth quarter of 2025. The decrease was due to decreases in net capital market income and card-based fees, and is partially offset by increases in net mortgage banking activity.
For the first quarter of 2026, the Corporation recognized income tax expense of $33.2 million, compared to an income tax expense of $25.8 million for the fourth quarter of 2025. The lower expense in the fourth quarter of 2025 was primarily attributable to the Corporation's reduction of its valuation allowance.
Segment Review
The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in the Corporation’s 2025 Annual Report on Form 10-K and Note 14 Segment Reporting of the notes to consolidated financial statements.

Table 20 Selected Segment Financial Data

	Three Months Ended Mar 31,
(Dollars in thousands)	2026	2025	% Change
Corporate and Commercial Specialty
Total revenue	$142,284	$143,968	(1)%
Provision for credit losses	20,660	19,014	9%
Noninterest expense	49,730	56,135	(11)%
Income tax expense	13,259	12,786	4%
Net income	58,635	56,033	5%
Average earning assets	18,194,646	17,002,754	7%
Average loans	18,182,296	16,997,009	7%
Average deposits	6,939,723	7,244,897	(4)%
Community, Consumer, and Business
Total revenue	$254,409	$256,953	(1)%
Provision for credit losses	6,934	6,072	14%
Noninterest expense	156,082	154,484	1%
Income tax expense	19,192	20,244	(5)%
Net income	72,201	76,153	(5)%
Average earning assets	12,686,295	12,650,533	—%
Average loans	12,682,885	12,647,122	—%
Average deposits	22,183,274	21,294,167	4%
Risk Management and Shared Services
Total net revenue	$(13,646)	$(56,204)	(76)%
Provision for credit losses	(16,593)	(12,083)	37%
Noninterest expense	13,351	—	N/M
Income tax benefit	797	(13,621)	N/M
Net loss	(11,201)	(30,500)	(63)%
Average earning assets	10,467,608	9,629,650	9%
Average loans	416,321	466,851	(11)%
Average deposits	6,037,946	6,294,400	(4)%
N/M = Not meaningful

Notable Changes in Segment Financial Data
Corporate and Commercial Specialty
•Average earning assets and average loans both increased $1.2 billion from the three months ended March 31, 2025, primarily driven by growth in commercial and business lending.
•Noninterest expense decreased $6.4 million from three months ended March 31, 2025, due to a decrease in allocated indirect expense offset by an increase in personnel expense.
Community, Consumer, and Business
•Average earning assets and average loans both increased by $35.8 million from the three months ended March 31, 2025, primarily driven by growth in home equity and other consumer loans as well as commercial and business lending, offset by decreases in residential mortgage, residential loans held for sale, and commercial real estate lending loans.
•Average deposits increased $889.1 million from the three months ended March 31, 2025, mainly driven by increases in all deposit types except for noninterest-bearing demand and money market deposits.
Risk Management and Shared Services
•Total net revenue increased $42.6 million from the three months ended March 31, 2025, due to an increase in interest income and a decrease in intersegment interest expense. In addition, during the first three months of 2025, the Corporation incurred a loss on the mortgage portfolio sale upon completion of the sale as part of the balance sheet repositioning announced in the fourth quarter of 2024.

•Provision for credit losses decreased $4.5 million from the three months ended March 31, 2025, due to a decrease in average loans.
•Average loans decreased $50.5 million from the three months ended March 31, 2025, attributable to lower balances in all loan categories except for residential loans held for sale.
Critical Accounting Estimates
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates. The determination of the ACLL is particularly susceptible to significant change. A discussion of these estimates can be found in the Critical Accounting Estimates section in Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Corporation’s 2025 Annual Report on Form 10-K. There have been no changes in the Corporation's application of critical accounting estimates since December 31, 2025.
Recent Developments
On April 1, 2026, the Corporation completed its previously announced acquisition of American National pursuant to the terms of the Merger Agreement by and between Associated and American National. See Note 16 Subsequent Events of the notes to the consolidated financial statements for additional information regarding this transaction.
On April 28, 2026, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.24 per common share, payable on June 15, 2026, to shareholders of record at the close of business on June 1, 2026.
The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Perpetual Preferred Stock, Series E, payable on June 15, 2026 to the shareholders of record at the close of business on June 1, 2026.
The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Perpetual Preferred Stock, Series F, payable on June 15, 2026 to the shareholders of record at the close of business on June 1, 2026.
Finally, the Board of Directors also authorized the repurchase of up to $100 million of the Corporation's common stock. This repurchase authorization is in addition to the authority remaining under the previous program.

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
As of March 31, 2026, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2026.
No changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this item is set forth in Part I, Item 1 under Note 11 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements.

ITEM 1A.	Risk Factors
There have been no material changes in the Risk Factors described in the Corporation’s 2025 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2026, the Corporation repurchased $31.6 million of common stock, of which $25.2 million were open market repurchases while $6.4 million were repurchases related to tax withholding on equity compensation. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
January 1, 2026 - January 31, 2026	4,798	$26.48	—
February 1, 2026 - February 28, 2026	1,020,734	28.34	893,840
March 1, 2026 - March 31, 2026	99,055	25.48	—
Total	1,124,587	$28.08	893,840	4,403,045
(a) During the first quarter of 2026, the Corporation repurchased 230,747 shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2021 and 2026 authorization.
(b) On January 27, 2026, the Board of Directors authorized the repurchase of up to $100 million of the Corporation's common stock. This repurchase authorization was in addition to the authority remaining under the previous program. At March 31, 2026, there remained $113.9 million authorized to be repurchased in the aggregate. Approximately 4.4 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on March 31, 2026.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended March 31, 2026, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: April 28, 2026	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: April 28, 2026	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: April 28, 2026	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer