Form 10-Q
period 2026-06-30
ASSOCIATED BANC-CORP
filed 2026-08-04
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2026

or

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at July 31, 2026 was 188,849,659.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
AOCI	Accumulated Other Comprehensive Income
American National	American National Corporation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
BTFP	Bank Term Funding Program
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
ERC	Enterprise Risk Committee of the Corporation's Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation, provider of a broad-based risk score to aid in credit decisions
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Merger Agreement	Agreement and Plan of Merger dated November 30, 2025
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Net Asset Value measured at fair value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income

OREO	Other Real Estate Owned
Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit-Deteriorated
PSL	Purchased Seasoned Loans
QTD	Quarter-to-date
RAP	Retirement Account Plan - the Corporation's noncontributory defined benefit retirement plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units to certain key employees
Retirement Eligible Colleagues	Colleagues whose retirement meets the early retirement or normal retirement definitions under the applicable equity compensation plan
Rev Loan(s)	Revolving loans
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Jun 30, 2026	Dec 31, 2025
(in thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$548,057	$574,698
Interest-bearing deposits in other financial institutions	1,268,379	1,144,123
Federal funds sold and securities purchased under agreements to resell	14,355	1,400
AFS investment securities, net, at fair value	6,366,586	5,397,563
HTM investment securities, net, at amortized cost	3,510,726	3,602,519
Equity securities	29,960	26,060
Regulatory stocks, at cost	329,436	252,514
Residential loans held for sale	94,490	72,499
Commercial loans held for sale	15,000	—
Loans	36,467,040	31,163,614
Allowance for loan losses	(443,729)	(378,068)
Loans, net	36,023,311	30,785,546
Tax credit and other investments	235,536	236,657
Premises and equipment, net	449,003	381,624
Bank and corporate owned life insurance	717,116	694,452
Goodwill	1,147,081	1,104,992
Other intangible assets, net	116,953	22,849
Mortgage servicing rights, net	87,683	86,337
Interest receivable	181,916	161,118
Other assets	676,918	657,645
Total assets	$51,812,506	$45,202,596
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,908,338	$6,126,632
Interest-bearing deposits	33,022,917	29,425,976
Total deposits	39,931,255	35,552,608
Federal funds purchased and securities sold under agreements to repurchase	529,276	307,864
FHLB advances	4,574,681	3,268,094
Senior and subordinated debt	591,080	594,276
Allowance for unfunded commitments	50,744	41,276
Accrued expenses and other liabilities	497,347	463,131
Total liabilities	$46,174,383	$40,227,249
Stockholders' equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$2,120	$1,890
Surplus	2,648,846	2,050,410
Retained earnings	3,378,406	3,226,756
Accumulated other comprehensive loss	(79,593)	(7,566)
Treasury stock, at cost	(505,768)	(490,255)
Total common equity	5,444,011	4,781,235
Total stockholders' equity	5,638,123	4,975,347
Total liabilities and stockholders' equity	$51,812,506	$45,202,596
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	211,991,791	189,016,409
Common shares outstanding	188,718,072	165,979,940

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$506,528	$447,781	$933,516	$881,080
Interest and dividends on investment securities
Taxable	88,347	71,174	164,023	140,962
Tax-exempt	13,725	13,902	27,463	27,858
Other interest	14,694	12,679	26,335	21,921
Total interest income	623,294	545,536	1,151,337	1,071,821
Interest expense
Interest on deposits	203,765	197,656	379,038	406,796
Interest on federal funds purchased and securities sold under agreements to repurchase	4,085	2,004	7,818	5,626
Interest on FHLB advances	35,052	34,889	66,621	50,979
Interest on senior and subordinated debt	10,163	10,700	20,326	21,785
Interest on other interest-bearing liabilities	190	287	306	695
Total interest expense	253,255	245,536	474,109	485,881
Net interest income	370,039	300,000	677,228	585,940
Provision for credit losses	19,388	17,996	30,389	30,999
Net interest income after provision for credit losses	350,651	282,004	646,839	554,941
Noninterest income
Wealth management fees	26,217	23,025	51,435	45,522
Service charges and deposit account fees	15,863	13,147	29,916	25,961
Card-based fees	14,161	11,200	25,740	21,642
Other fee-based revenue	5,758	4,995	10,623	10,245
Capital markets, net	7,476	5,765	14,018	10,110
Mortgage banking, net	2,777	4,213	8,888	8,035
Loss on mortgage portfolio sale	—	—	—	(6,976)
Bank and corporate owned life insurance	4,615	4,135	8,430	9,339
Asset gains (losses), net	789	(1,735)	1,629	(2,613)
Investment securities gains, net	35	7	6	11
Other	2,707	2,226	5,571	4,477
Total noninterest income	80,398	66,977	156,256	125,754
Noninterest expense
Personnel	161,168	126,994	296,341	250,890
Technology	32,867	26,508	62,603	53,646
Occupancy	14,091	12,644	27,817	28,025
Business development and advertising	8,548	7,748	16,374	14,134
Equipment	5,423	4,494	11,033	9,021
Legal and professional	17,454	6,674	24,176	12,757
Loan and foreclosure costs	1,552	2,705	3,259	5,299
FDIC assessment	10,595	9,708	19,432	20,144
Other intangible amortization	6,894	2,203	9,096	4,405
Other	13,290	9,674	20,914	21,648
Total noninterest expense	271,882	209,352	491,045	419,971
Income before income taxes	159,167	139,629	312,050	260,724
Income tax expense	35,603	28,399	68,850	47,808
Net income	123,564	111,230	243,200	212,916
Preferred stock dividends	2,875	2,875	5,750	5,750
Net income available to common equity	$120,689	$108,355	$237,450	$207,166
Earnings per common share
Basic	$0.64	$0.65	$1.34	$1.25
Diluted	$0.63	$0.65	$1.33	$1.24
Average common shares outstanding
Basic	188,084	164,936	176,654	165,081
Diluted	189,899	166,343	178,402	166,506
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
Net income	$123,564	$111,230	$243,200	$212,916
Other comprehensive (loss) income, net of tax
Investment securities
Net unrealized (losses) gains	(36,846)	21,317	(73,377)	53,149
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,901	2,059	3,590	3,986
Income tax benefit (expense)	8,717	(5,830)	17,407	(14,251)
Other comprehensive (loss) income on investment securities	(26,228)	17,545	(52,380)	42,884
Cash flow hedge derivatives
Net unrealized (losses) gains	(6,506)	1,264	(14,418)	8,532
Reclassification adjustment for net (gains) losses realized in net income	(597)	1,437	(1,343)	2,555
Income tax (expense) benefit	(1,709)	650	(3,792)	2,668
Other comprehensive (loss) income on cash flow hedge derivatives	(8,812)	3,352	(19,553)	13,755
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(63)	(63)	(126)	(126)
Net actuarial gain	—	—	—	4,770
Amortization of actuarial loss	—	(4)	—	(8)
Income tax benefit (expense)	15	17	31	(1,157)
Other comprehensive (loss) income on pension and postretirement obligations	(48)	(50)	(95)	3,480
Total other comprehensive (loss) income	(35,088)	20,847	(72,027)	60,119
Comprehensive income	$88,476	$132,076	$171,173	$273,035
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2025	$194,112	$1,890	$2,050,410	$3,226,756	$(7,566)	$(490,255)	$4,975,347
Comprehensive income:
Net income	—	—	—	119,635	—	—	119,635
Other comprehensive loss	—	—	—	—	(36,939)	—	(36,939)
Comprehensive income							82,696
Common stock issued:
Stock-based compensation plans, net	—	—	(5,126)	—	—	12,247	7,121
Purchase of treasury stock, open market purchases	—	—	—	—	—	(25,202)	(25,202)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(6,377)	(6,377)
Cash dividends:
Common stock(a)	—	—	—	(40,058)	—	—	(40,058)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,220	—	—	—	7,220
Balance, March 31, 2026	$194,112	$1,890	$2,052,504	$3,303,458	$(44,505)	$(509,587)	$4,997,872
Comprehensive income:
Net income	—	—	—	123,564	—	—	123,564
Other comprehensive loss	—	—	—	—	(35,088)	—	(35,088)
Comprehensive income							88,476
Common stock issued:
American National acquisition	—	230	593,914	—	—	—	594,144
Stock-based compensation plans, net	—	—	(1,360)	—	—	4,472	3,112
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(653)	(653)
Cash dividends:
Common stock(a)	—	—	—	(45,741)	—	—	(45,741)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,788	—	—	—	3,788
Balance, June 30, 2026	$194,112	$2,120	$2,648,846	$3,378,406	$(79,593)	$(505,768)	$5,638,123
(a) Common stock dividends of $0.24 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	$194,112	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Comprehensive income:
Net income	—	—	—	101,687	—	—	101,687
Other comprehensive income	—	—	—	—	39,272	—	39,272
Comprehensive income							140,959
Common stock issued:
Public common stock offering	—	—	(52)	—	—	—	(52)
Stock-based compensation plans, net	—	—	(14,297)	—	—	16,489	2,192
Purchase of treasury stock, open market purchases	—	—	—	—	—	(22,292)	(22,292)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,816)	(5,816)
Cash dividends:
Common stock(a)	—	—	—	(38,538)	—	—	(38,538)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,419	—	—	—	7,419
Balance, March 31, 2025	$194,112	$1,890	$2,040,419	$2,979,526	$(35,144)	$(494,246)	$4,686,558

Comprehensive income:
Net income	—	—	—	111,230	—	—	111,230
Other comprehensive income	—	—	—	—	20,847	—	20,847
Comprehensive income							132,076
Common stock issued:
Stock-based compensation plans, net	—	—	543	—	—	(449)	94
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(93)	(93)
Cash dividends:
Common stock(a)	—	—	—	(38,498)	—	—	(38,498)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,518	—	—	—	3,518
Balance, June 30, 2025	$194,112	$1,890	$2,044,481	$3,049,383	$(14,297)	$(494,788)	$4,780,781
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.23 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended Jun 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$243,200	$212,916
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	30,389	30,999
Depreciation and amortization	24,824	26,006
Change in MSRs valuation	(86)	1,632
Amortization of other intangible assets	9,096	4,405
Amortization and accretion on earning assets, funding, and other, net	15,062	18,278
Net amortization of tax credit investments	17,146	17,058
Loss on sales of investment securities, net	4	—
Asset (gains) losses, net	(1,629)	2,613
Loss (gain) on mortgage banking activities, net	911	(683)
Loss on mortgage portfolio sale	—	6,976
Net periodic pension benefit	(12,308)	(12,372)
Mortgage loans originated for sale	(367,223)	(273,947)
Proceeds from sales of mortgage loans held for sale	352,641	238,557
Changes in certain assets and liabilities:
Increase in interest receivable	(898)	(854)
Increase in BOLI/COLI cash surrender value	(8,430)	(9,339)
Decrease in net income tax position	34,744	49,335
Increase (decrease) in interest payable	1,610	(3,681)
Decrease in expense payable	(53,437)	(11,116)
Decrease (increase) in net derivative position	16,624	(50,962)
Net change in other assets and other liabilities	40,720	(6,184)
Net cash provided by operating activities	342,960	239,637
Cash flows from investing activities
Net increase in loans	(1,593,324)	(865,086)
Purchases of:
AFS securities	(1,815,271)	(910,262)
HTM securities	—	(994)
Regulatory stocks and equity securities	(130,630)	(177,712)
Proceeds from:
Sales of AFS securities	995,830	—
Sales of HTM securities	1,221	—
Sales of regulatory stocks and equity securities	53,765	76,535
Prepayments, calls, and maturities of AFS securities	772,971	504,380
Prepayments, calls, and maturities of HTM securities	92,018	69,279
Sales, prepayments, calls, and maturities of other assets	9,756	7,813
Sale of mortgage portfolio	—	564,375
Premises, equipment, and software	(21,046)	(18,046)
Net change in tax credit and alternative investments	(12,499)	(14,903)
Net cash received from the American National acquisition	220,898	—
Net cash used in investing activities	(1,426,311)	(764,621)
Cash flows from financing activities
Net decrease in deposits	(166,364)	(500,869)
Net increase (decrease) in short-term funding	207,090	(394,784)
Net increase in short-term FHLB advances	1,417,750	2,220,000
Repayment of long-term FHLB advances	(151,007)	(400,065)
Proceeds from long-term FHLB advances	—	200,000
Repayment of finance lease principal	—	(45)
Repayment of long-term funding	—	(250,000)
Proceeds from issuance of common stock for stock-based compensation plans	10,233	2,286
Purchase of treasury stock, open market purchases	(25,202)	(22,292)
Purchase of treasury stock, stock-based compensation plans	(7,030)	(5,910)
Cash dividends on common stock	(85,799)	(77,036)
Cash dividends on preferred stock	(5,750)	(5,750)
Payments for other financing activities	—	(52)
Net cash provided by financing activities	1,193,921	765,485
Net increase in cash and cash equivalents	110,570	240,501
Cash and cash equivalents at beginning of period	1,720,221	1,019,604
Cash and cash equivalents at end of period	$1,830,791	$1,260,105
Numbers may not recalculate due to rounding conventions.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	Six Months Ended Jun 30,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$469,929	$488,277
Issuance of common stock as consideration for the American National acquisition	594,144	—
Assets acquired from the American National acquisition	5,228,544	—
Liabilities assumed from the American National acquisition	4,634,400	—
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
Note 2 Summary of Significant Accounting Policies
The accounting and reporting policies of the Corporation conform to U.S. GAAP and to general practice within the financial services industry. A discussion of these policies can be found in Note 1 Summary of Significant Accounting Policies included in the Corporation’s 2025 Annual Report on Form 10-K, except for new accounting pronouncements adopted, as discussed below.
New Accounting Pronouncements Adopted

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2025-08 Financial Instruments-Credit Losses (Topic 326)	The amendments in this update expand the gross-up approach for initial recognition and measurement of acquired financial assets to purchased seasoned loans.	Early adopted effective April 1, 2026 on a prospective basis, as permitted by the standard	The Corporation early adopted this standard and applied it in the purchase accounting for the acquisition of American National. The ASU expands the gross-up approach to certain acquired non-PCD loans that qualify as purchased seasoned loans, including loans acquired in a business combination, resulting in the acquisition-date allowance for credit losses being added to the loans’ initial amortized cost basis rather than recognized as a Day 1 provision for credit losses. Refer to Note 3 for additional information.

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
Note 3 Business Combinations

On April 1, 2026, the Corporation completed its previously announced acquisition of American National pursuant to the terms of the Merger Agreement by and between the Corporation and American National.
Pursuant to the Merger Agreement, (i) American National merged with and into Associated Banc-Corp, with Associated Banc-Corp continuing as the surviving corporation, and (ii) immediately following such merger, American National Bank, a national banking association and wholly owned subsidiary of American National, merged with and into the Bank, with the Bank continuing as the surviving bank.
At the effective time of the merger, 100% of the outstanding shares of voting common stock and non-voting common stock of American National outstanding immediately prior to the effective time of the merger, other than certain shares held by the Corporation or American National, were converted into the right to receive an aggregate 22,975,382 shares of common stock of the Corporation. This represented 36.250 shares of the Corporation's common stock for each share of outstanding common stock of American National, with cash paid in lieu of fractional shares. Total consideration for the acquisition was $594.1 million valued at the acquisition date fair value of $25.86 per share.
American National operated 33 branches across Nebraska, Minnesota and Iowa, with a concentration in the Greater Omaha and Minneapolis / St. Paul metro markets. As a result of the acquisition, the Corporation increased its deposit market share and will deliver its products and services to an expanded client base across attractive Midwest markets.
The acquisition of American National has been accounted for as a business combination using the acquisition method of accounting in accordance with FASB ASC Topic 805, Business Combinations. Accordingly, assets acquired and liabilities assumed were recorded at fair value as of the acquisition date. Fair value estimates related to the assets and liabilities from American National are subject to adjustment for up to one year after the closing date of the acquisition as additional information becomes available. The purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans, certain deposits, certain other assets, and the core deposit intangible asset.

The following table presents the estimated fair values of the assets acquired and liabilities assumed as of the effective date of the American National acquisition.

(in thousands)	April 1, 2026
Total Consideration	$594,144

Assets
Cash and cash equivalents	$220,898
Investment securities	989,925
Loans, net	3,716,472
Other intangible assets(a)	103,200
Other assets	155,960
Total assets	$5,186,455

Liabilities
Deposits	$4,544,700
Other liabilities	89,700
Total liabilities	$4,634,400

Fair value of net assets acquired	$552,055

Goodwill	$42,089
(a) Core deposit intangibles
The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the operations of the Corporation with the former operations of American National. None of the goodwill is deductible for income tax purposes as the acquisition was accounted for as a tax-free exchange.
The Corporation engaged an independent, third-party valuation specialist to assist in the valuation of certain assets acquired and liabilities assumed from the business combination. The following valuation techniques were used in the valuation:

Investment securities: The fair value of AFS investment securities and equity securities was determined utilizing quoted prices in an active market, if available, or an external third party broker opinion of the market value.

Loans, net: Fair values of loans were based on a discounted cash flow methodology that considered factors including the type of loan, related collateral, credit quality status, fixed or variable interest rate, term of loan, amortization status and current discount rates. For the non-credit (interest and liquidity) premium, loans were grouped together according to similar characteristics when applying various valuation techniques. For the credit discount, loans were also grouped based on whether they had more than insignificant deterioration in credit since origination. Purchased loans and leases that reflect a more-than-insignificant deterioration of credit from origination are considered purchase credit deteriorated (PCD) assets. All other loans acquired were deemed purchased seasoned loans (non-PCD). The initial estimate of expected credit losses, excluding credit card loans, was recognized in the ACLL on the date of acquisition using the same methodology as other loans and leases held-for-investment.

The following table includes the fair value and unpaid principal balance of the acquired loans and leases:

(in thousands)	Unpaid principal balance	Premium (Discount)	Loans and leases	Allowance for credit losses on loans	Loans and leases, net
Non-PCD loans	$3,185,647	$2,692	$3,188,339	$(28,263)	$3,160,076
PCD Loans	615,403	(19,495)	595,908	(39,512)	556,396
Total	$3,801,050	$(16,803)	$3,784,247	$(67,775)	$3,716,472
Core Deposit Intangibles: This intangible asset represents the value of the relationships with deposit customers. The fair value was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDIs will be amortized utilizing the sum of years digits basis.

Time Deposits: The fair value for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
The Corporation's operating results include operating results from American National for the three months ended June 30, 2026. Due to the integration of operating activities into those of the Corporation, bifurcation and reporting of revenues and net income from the former American National operations is impracticable. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made. The following table presents merger related costs, and the line item that these costs are included in on the consolidated statement of income, for the three and six months ended June 30, 2026. Additional transaction and integration costs will be expensed in future periods as incurred.

(in thousands)	Three Months Ended June 30, 2026	Six Months Ended Jun 30, 2026
Personnel	$13,364	$13,364
Technology	781	781
Occupancy	23	103
Business development and advertising	417	654
Equipment	98	98
Legal and professional	9,569	10,253
Other	217	223
Total	$24,469	$25,476
Pro Forma Financial Information
The following unaudited pro forma summary presents consolidated information of the Corporation as if the American National acquisition had occurred on January 1, 2025. The amounts do not reflect anticipated operating cost savings, revenue enhancements, or other synergies expected to result from the acquisition. Actual results may differ from the unaudited pro forma information presented.

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(Unaudited) (in thousands)	2026	2025	2026	2025
Net interest income and noninterest income	$447,151	$415,810	$881,852	$807,328
Net income	141,691	120,532	263,217	212,961
The pro forma adjustments include the effect of excluding acquisition-related expenses of $25.5 million for the six months ended June 30, 2026 and included such expenses in the first half of 2025. These adjustments also include adjusting amortization and accretion of fair value marks on acquired loans, investments, deposits, intangibles, other assets/liabilities, and the effect of income taxes.
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

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$123,564	$111,230	$243,200	$212,916
Preferred stock dividends	(2,875)	(2,875)	(5,750)	(5,750)
Net income available to common equity	120,689	108,355	237,450	207,166
Common shareholder dividends	(45,634)	(38,304)	(85,577)	(76,636)
Unvested share-based payment awards	(107)	(194)	(223)	(399)
Undistributed earnings	$74,948	$69,857	$151,650	$130,131
Undistributed earnings allocated to common shareholders	$74,769	$69,501	$151,203	$129,500
Undistributed earnings allocated to unvested share-based payment awards	179	356	447	630
Undistributed earnings	$74,948	$69,857	$151,650	$130,131
Basic
Distributed earnings to common shareholders	$45,634	$38,304	$85,577	$76,636
Undistributed earnings allocated to common shareholders	74,769	69,501	151,203	129,500
Total common shareholders earnings, basic	$120,403	$107,805	$236,780	$206,137
Diluted
Distributed earnings to common shareholders	$45,634	$38,304	$85,577	$76,636
Undistributed earnings allocated to common shareholders	74,769	69,501	151,203	129,500
Total common shareholders earnings, diluted	$120,403	$107,805	$236,780	$206,137
Weighted average common shares outstanding	188,084	164,936	176,654	165,081
Effect of dilutive common stock awards	1,815	1,407	1,748	1,425
Diluted weighted average common shares outstanding	189,899	166,343	178,402	166,506
Basic earnings per common share	$0.64	$0.65	$1.34	$1.25
Diluted earnings per common share	$0.63	$0.65	$1.33	$1.24
Excluded from the earnings per common share calculations were nominal amounts and 1.4 million anti-dilutive common stock options for the three months ended June 30, 2026 and 2025, respectively, and nominal amounts and 1.2 million anti-dilutive common stock options for the six months ended June 30, 2026 and 2025, respectively.
Note 5 Stock-Based Compensation
The fair values of stock options and restricted stock are amortized as compensation expense on a straight-line basis over the vesting period of the grants. For colleagues who meet the definition of retirement eligible under the 2020 Incentive Compensation Plan and 2025 Equity Incentive Plan (collectively, the Incentive Plans), expenses related to stock options and restricted stock grants are fully recognized on the date the colleague meets the definition of normal or early retirement. Compensation expense recognized is included in personnel expense on the consolidated statements of income.
A summary of the Corporation’s stock option activity for the six months ended June 30, 2026 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2025	1,460	$22.71	2.52 years	$4,483
Exercised	444	23.78
Outstanding at June 30, 2026	1,016	$22.24	2.43 years	$8,658
Options Exercisable at June 30, 2026	1,016	$22.24	2.43 years	$8,658
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the six months ended June 30, 2026, the intrinsic value of stock options exercised was $2.3 million, compared to $0.4 million for the six months ended June 30, 2025. All stock options were vested as of December 31, 2025.

The Corporation has issued service-based and performance-based restricted stock grants, in the form of awards and units, under the Incentive Plans. Service-based awards are contingent upon continued employment or meeting the requirements for retirement. Performance-based awards are based on performance goals determined by the Compensation and Benefits Committee of the Corporation's Board of Directors, with vesting ranging from a minimum of 0% to a maximum of 150% of the target award. Performance awards are valued utilizing a Monte Carlo simulation model to estimate fair value of the awards at the grant date.
The following table summarizes information about the Corporation’s restricted stock activity for the six months ended June 30, 2026:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	2,372	$22.02
Granted	897	26.49
Vested	849	22.01
Forfeited	47	24.42
Outstanding at June 30, 2026	2,373	$23.66
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock granted during 2025 and 2026 will cliff-vest after the three year performance period has ended. Service-based restricted stock granted during 2025 and 2026 will generally vest ratably over a period of four years. Expense for restricted stock of $11.2 million and $11.3 million was recorded for the six months ended June 30, 2026 and June 30, 2025, respectively. Included in compensation expense for the accelerated vesting of restricted stock granted to retirement eligible colleagues was $4.2 million and $4.4 million of expense in the first six months of 2026 and 2025, respectively. The Corporation had $28.1 million of unrecognized compensation costs related to restricted stock at June 30, 2026 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2030.
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

Note 6 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at June 30, 2026 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$7,342	$4	$(106)	$7,240
Residential mortgage-related securities:
FNMA/FHLMC	142,709	815	(6,236)	137,288
GNMA	5,518,890	2,481	(29,723)	5,491,648
Commercial mortgage-related securities:
FNMA/FHLMC	414,880	—	(4,659)	410,221
GNMA	111,910	—	(5,066)	106,844
Asset backed securities:
FFELP	89,197	1	(986)	88,212
SBA	120,221	387	(538)	120,070
Other debt securities(a)	6,750	—	(1,687)	5,063
Total AFS investment securities	$6,411,899	$3,688	$(49,001)	$6,366,586
HTM investment securities
U.S. Treasury securities	$997	$5	$—	$1,002
Obligations of state and political subdivisions (municipal securities)	1,591,681	1,797	(124,874)	1,468,604
Residential mortgage-related securities:
FNMA/FHLMC	790,729	39	(130,031)	660,737
GNMA	37,215	18	(2,607)	34,626
Private-label	292,007	—	(45,547)	246,460
Commercial mortgage-related securities:
FNMA/FHLMC	757,723	—	(113,423)	644,300
GNMA	40,423	—	(4,334)	36,089
Total HTM investment securities	$3,510,775	$1,859	$(420,816)	$3,091,818
(a)Unrealized losses includes allowance for credit losses

The amortized cost and fair values of AFS and HTM securities at December 31, 2025 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$1	$(20)	$3,044
Residential mortgage-related securities:
FNMA/FHLMC	134,142	1,214	(5,493)	129,863
GNMA	5,000,015	40,067	(253)	5,039,829
Commercial mortgage-related securities:
FNMA/FHLMC	17,959	—	(1,001)	16,958
GNMA	113,374	—	(3,818)	109,556
Asset backed securities:
FFELP	95,977	19	(950)	95,046
SBA	283	—	(14)	269
Other debt securities	3,000	—	(2)	2,998
Total AFS investment securities	$5,367,813	$41,301	$(11,551)	$5,397,563
HTM investment securities
U.S. Treasury securities	$996	$19	$—	$1,015
Obligations of state and political subdivisions (municipal securities)	1,628,088	3,070	(123,856)	1,507,302
Residential mortgage-related securities:
FNMA/FHLMC	823,630	165	(127,333)	696,462
GNMA	39,123	82	(2,321)	36,884
Private-label	302,817	—	(43,990)	258,827
Commercial mortgage-related securities:
FNMA/FHLMC	763,370	—	(113,004)	650,366
GNMA	44,552	152	(4,566)	40,138
Total HTM investment securities	$3,602,576	$3,488	$(415,070)	$3,190,994
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at June 30, 2026, are shown below:

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,750	$2,063	$820,235	$818,331
Due after one year through five years	7,739	7,655	825	779
Due after five years through ten years	—	—	8,078	7,932
Due after ten years	2,603	2,585	763,540	642,564
Total municipal, U.S. Treasury and other debt securities	14,092	12,303	1,592,678	1,469,606
Residential mortgage-related securities:
FNMA/FHLMC	142,709	137,288	790,729	660,737
GNMA	5,518,890	5,491,648	37,215	34,626
Private-label	—	—	292,007	246,460
Commercial mortgage-related securities:
FNMA/FHLMC	414,880	410,221	757,723	644,300
GNMA	111,910	106,844	40,423	36,089
Asset backed securities:
FFELP	89,197	88,212	—	—
SBA	120,221	120,070	—	—
Total investment securities	$6,411,899	$6,366,586	$3,510,775	$3,091,818
Ratio of fair value to amortized cost		99.3%		88.1%

The following table summarizes gross realized gains and losses on AFS securities, the gain or loss on sale and fair value adjustment of equity securities, and proceeds from the sale of AFS investment securities:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
Gross losses on HTM securities	$—	$—	$(4)	$—
Fair value adjustment of equity securities	35	7	10	11
Investment securities (losses) gains, net	$35	$7	$6	$11
Investment securities with a carrying value of $1.0 billion at June 30, 2026 and $1.2 billion December 31, 2025, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $17.2 million and $17.7 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on AFS securities totaled $25.1 million and $23.0 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
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
There was a nominal allowance for credit losses on HTM securities at June 30, 2026 and $0.1 million at December 31, 2025, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The allowance for credit losses on AFS securities was $1.7 million at June 30, 2026 and zero at December 31, 2025, attributable to a corporate bond acquired through the recent acquisition of American National, included in other debt securities and AFS investment securities, net, at fair value on the consolidated balance sheets.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at June 30, 2026:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	4	$(99)	$4,176	1	$(7)	$243	$(106)	$4,419
Residential mortgage-related securities:
FNMA/FHLMC	34	(604)	47,975	5	(5,632)	44,189	(6,236)	92,164
GNMA	236	(29,685)	4,396,013	2	(38)	1,901	(29,723)	4,397,914
Commercial mortgage-related securities:
FNMA/FHLMC	11	(3,780)	393,331	1	(879)	16,889	(4,659)	410,220
GNMA	—	—	—	15	(5,066)	106,844	(5,066)	106,844
Asset backed securities:
FFELP	2	(75)	30,893	12	(911)	51,501	(986)	82,394
SBA	6	(526)	89,501	2	(12)	183	(538)	89,684
Other debt securities(a)	3	(1,687)	4,062	—	—	—	(1,687)	4,062
Total	296	$(36,456)	$4,965,951	38	$(12,545)	$221,750	$(49,001)	$5,187,701
HTM investment securities
Obligations of state and political subdivisions (municipal securities)	327	$(6,876)	$500,662	407	$(117,998)	$615,514	$(124,874)	$1,116,176
Residential mortgage-related securities:
FNMA/FHLMC	15	(127)	15,968	100	(129,904)	637,637	(130,031)	653,605
GNMA	4	(60)	5,330	79	(2,547)	26,571	(2,607)	31,901
Private-label	—	—	—	18	(45,547)	246,460	(45,547)	246,460
Commercial mortgage-related securities:
FNMA/FHLMC	2	(536)	26,155	43	(112,887)	618,145	(113,423)	644,300
GNMA	—	—	—	13	(4,334)	36,088	(4,334)	36,088
Total	348	$(7,599)	$548,115	660	$(413,217)	$2,180,415	$(420,816)	$2,728,530
(a)Unrealized losses includes allowance for credit losses

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
On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The Company monitors the credit quality of HTM securities through credit ratings provided by S&P and Moody’s. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. As of June 30, 2026 and December 31, 2025, the Corporation's HTM portfolio contained all investment grade securities except for securities that were not rated which were individually reviewed noting no credit quality issues.
Based on the Corporation’s evaluation, management does not believe any unrealized losses at June 30, 2026 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, except as disclosed above. As of June 30, 2026, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
Regulatory stocks: The Corporation had FHLB stock of $215.0 million and $154.4 million at June 30, 2026 and December 31, 2025, respectively. The Corporation had Federal Reserve Bank stock of $114.4 million and $98.1 million at June 30, 2026 and December 31, 2025, respectively.
Accrued interest receivable on FHLB stock totaled $4.1 million at June 30, 2026 and $2.8 million at December 31, 2025. There was no accrued interest receivable on Federal Reserve Bank Stock at both June 30, 2026 and December 31, 2025. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $15.0 million and $11.1 million at June 30, 2026 and December 31, 2025, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $15.0 million at both June 30, 2026 and December 31, 2025.
Note 7 Loans
The period end loan composition was as follows:

(in thousands)	Jun 30, 2026	Dec 31, 2025
Commercial and industrial	$13,750,175	$11,799,757
Commercial real estate — owner occupied	1,575,445	1,186,324
Commercial and business lending	15,325,620	12,986,081
Commercial real estate — investor	6,492,950	5,246,030
Real estate construction	2,546,186	1,994,642
Commercial real estate lending	9,039,136	7,240,672
Total commercial	24,364,756	20,226,753
Residential mortgage	6,808,398	6,793,957
Auto finance	4,044,416	3,106,498
Home equity	826,343	713,271
Other consumer	423,127	323,135
Total consumer	12,102,284	10,936,861
Total loans	$36,467,040	$31,163,614
Accrued interest receivable on loans totaled $135.4 million at June 30, 2026 and $117.6 million at December 31, 2025, and is included in interest receivable on the consolidated balance sheets. The amount of accrued interest reversed was $0.4 million for the three months ended June 30, 2026 and $0.8 million for the six months ended June 30, 2026, compared to $0.5 million for the three months ended June 30, 2025 and $1.1 million for the six months ended June 30, 2025.

The following table presents loans by credit quality indicator by origination year at June 30, 2026:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$3,199	$2,741,443	$2,328,388	$3,787,950	$1,722,490	$982,648	$840,913	$738,339	$13,142,171
Special mention	—	22,708	626	26,761	24,508	9,346	5,458	72,581	161,988
Substandard	668	94,753	38,835	33,522	32,732	12,846	130,614	58,326	401,628
Nonaccrual	20	635	2,160	27,179	4,617	4,506	474	4,817	44,388
Commercial and industrial	$3,887	$2,859,539	$2,370,009	$3,875,412	$1,784,347	$1,009,346	$977,459	$874,063	$13,750,175
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$182,249	$129,676	$247,821	$199,462	$146,763	$197,576	$380,833	$1,484,380
Special mention	—	1,363	—	4,713	5,016	2,059	90	5,980	19,221
Substandard	—	11,913	1,886	2,097	14,611	14,693	47	23,342	68,589
Nonaccrual	—	—	—	1,797	—	—	524	934	3,255
Commercial real estate - owner occupied	$—	$195,525	$131,562	$256,428	$219,089	$163,515	$198,237	$411,089	$1,575,445
Commercial and business lending:
Risk rating:
Pass	$3,199	$2,923,692	$2,458,064	$4,035,771	$1,921,952	$1,129,411	$1,038,489	$1,119,172	$14,626,551
Special mention	—	24,071	626	31,474	29,524	11,405	5,548	78,561	181,209
Substandard	668	106,666	40,721	35,619	47,343	27,539	130,661	81,668	470,217
Nonaccrual	20	635	2,160	28,976	4,617	4,506	998	5,751	47,643
Commercial and business lending	$3,887	$3,055,064	$2,501,571	$4,131,840	$2,003,436	$1,172,861	$1,175,696	$1,285,152	$15,325,620
Commercial real estate - investor:
Risk rating:
Pass	$—	$695,209	$1,061,877	$1,762,223	$662,819	$438,221	$679,245	$844,791	$6,144,385
Special mention	—	633	33,369	5,553	3,066	48,292	58,136	29,885	178,934
Substandard	—	21,867	10,855	12,186	24,000	5,783	54,229	29,527	158,447
Nonaccrual	—	698	—	793	—	—	7,914	1,779	11,184
Commercial real estate - investor	$—	$718,407	$1,106,101	$1,780,755	$689,885	$492,296	$799,524	$905,982	$6,492,950
Real estate construction:
Risk rating:
Pass	$—	$219,286	$161,036	$541,782	$872,017	$152,821	$3,414	$6,963	$1,957,319
Special mention	—	2,663	—	—	15,405	—	75,656	—	93,724
Substandard	—	25,497	80,123	105,451	7,685	34,493	238,920	—	492,169
Nonaccrual	—	2,913	—	—	—	38	—	23	2,974
Real estate construction	$—	$250,359	$241,159	$647,233	$895,107	$187,352	$317,990	$6,986	$2,546,186
Commercial real estate lending:
Risk rating:
Pass	$—	$914,495	$1,222,913	$2,304,005	$1,534,836	$591,042	$682,659	$851,754	$8,101,704
Special mention	—	3,296	33,369	5,553	18,471	48,292	133,792	29,885	272,658
Substandard	—	47,364	90,978	117,637	31,685	40,276	293,149	29,527	650,616
Nonaccrual	—	3,611	—	793	—	38	7,914	1,802	14,158
Commercial real estate lending	$—	$968,766	$1,347,260	$2,427,988	$1,584,992	$679,648	$1,117,514	$912,968	$9,039,136
Total commercial:
Risk rating:
Pass	$3,199	$3,838,187	$3,680,977	$6,339,776	$3,456,788	$1,720,453	$1,721,148	$1,970,926	$22,728,255
Special mention	—	27,367	33,995	37,027	47,995	59,697	139,340	108,446	453,867
Substandard	668	154,030	131,699	153,256	79,028	67,815	423,810	111,195	1,120,833
Nonaccrual	20	4,246	2,160	29,769	4,617	4,544	8,912	7,553	61,801
Total commercial	$3,887	$4,023,830	$3,848,831	$6,559,828	$3,588,428	$1,852,509	$2,293,210	$2,198,120	$24,364,756

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2026	2025	2024	2023	2022	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$176,272	$309,720	$254,049	$438,829	$1,461,192	$4,090,505	$6,730,567
Special mention	—	—	—	315	—	—	—	188	503
Substandard	—	—	5,355	—	572	366	454	246	6,993
Nonaccrual	—	—	—	2,054	4,408	7,680	11,041	45,152	70,335
Residential mortgage	$—	$—	$181,627	$312,089	$259,029	$446,875	$1,472,687	$4,136,091	$6,808,398
Auto finance:
Risk rating:
Pass	$—	$—	$856,927	$1,398,649	$867,078	$498,862	$351,555	$57,048	$4,030,119
Special mention	—	—	84	1,032	581	868	625	134	3,324
Nonaccrual	—	—	393	1,686	2,058	3,351	3,083	402	10,973
Auto finance	$—	$—	$857,404	$1,401,367	$869,717	$503,081	$355,263	$57,584	$4,044,416
Home equity:
Risk rating:
Pass	$11,561	$726,750	$1,158	$5,253	$3,937	$4,886	$21,268	$55,324	$818,576
Special mention	78	102	—	—	130	—	39	914	1,185
Nonaccrual	272	317	—	102	151	159	1,025	4,828	6,582
Home equity	$11,911	$727,169	$1,158	$5,355	$4,218	$5,045	$22,332	$61,066	$826,343
Other consumer:
Risk rating:
Pass	$84	$260,894	$36,667	$44,583	$18,197	$10,311	$5,627	$43,888	$420,167
Special mention	1	885	—	17	62	47	45	9	1,065
Substandard	—	1,633	—	—	—	—	—	—	1,633
Nonaccrual	—	47	—	60	47	41	53	14	262
Other consumer	$85	$263,459	$36,667	$44,660	$18,306	$10,399	$5,725	$43,911	$423,127
Total consumer:
Risk rating:
Pass	$11,645	$987,644	$1,071,024	$1,758,205	$1,143,261	$952,888	$1,839,642	$4,246,765	$11,999,429
Special mention	79	987	84	1,364	773	915	709	1,245	6,077
Substandard	—	1,633	5,355	—	572	366	454	246	8,626
Nonaccrual	272	364	393	3,902	6,664	11,231	15,202	50,396	88,152
Total consumer	$11,996	$990,628	$1,076,856	$1,763,471	$1,151,270	$965,400	$1,856,007	$4,298,652	$12,102,284
Total loans:
Risk rating:
Pass	$14,844	$4,825,831	$4,752,001	$8,097,981	$4,600,049	$2,673,341	$3,560,790	$6,217,691	$34,727,684
Special mention	79	28,354	34,079	38,391	48,768	60,612	140,049	109,691	459,944
Substandard	668	155,663	137,054	153,256	79,600	68,181	424,264	111,441	1,129,459
Nonaccrual	292	4,610	2,553	33,671	11,281	15,775	24,114	57,949	149,953
Total loans	$15,883	$5,014,458	$4,925,687	$8,323,299	$4,739,698	$2,817,909	$4,149,217	$6,496,772	$36,467,040
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2025:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$503	$1,920,351	$3,886,880	$2,097,760	$1,133,873	$1,238,941	$521,793	$471,834	$11,271,432
Special mention	—	11,139	3,024	311	13,774	5,849	24,971	293	59,361
Substandard	7,290	65,451	60,593	78,773	22,126	162,841	70,231	1,771	461,786
Nonaccrual	1,473	—	25	7,153	—	—	—	—	7,178
Commercial and industrial	$9,266	$1,996,941	$3,950,522	$2,183,997	$1,169,773	$1,407,631	$616,995	$473,898	$11,799,757
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$2,957	$241,141	$180,867	$141,254	$167,496	$157,837	$201,588	$1,093,140
Special mention	—	—	—	11,620	5,432	—	—	1,242	18,294
Substandard	—	13,445	7,478	14,001	15,635	1,691	11,929	10,508	74,687
Nonaccrual	—	—	203	—	—	—	—	—	203
Commercial real estate - owner occupied	$—	$16,402	$248,822	$206,488	$162,321	$169,187	$169,766	$213,338	$1,186,324
Commercial and business lending:
Risk rating:
Pass	$503	$1,923,308	$4,128,021	$2,278,627	$1,275,127	$1,406,437	$679,630	$673,422	$12,364,572
Special mention	—	11,139	3,024	11,931	19,206	5,849	24,971	1,535	77,655
Substandard	7,290	78,896	68,071	92,774	37,761	164,532	82,160	12,279	536,473
Nonaccrual	1,473	—	228	7,153	—	—	—	—	7,381
Commercial and business lending	$9,266	$2,013,343	$4,199,344	$2,390,485	$1,332,094	$1,576,818	$786,761	$687,236	$12,986,081
Commercial real estate - investor:
Risk rating:
Pass	$3,195	$185,825	$1,842,395	$776,187	$503,511	$711,947	$432,442	$503,468	$4,955,775
Special mention	—	—	40,067	11,135	14,809	58,523	26,964	5,007	156,505
Substandard	—	—	24,090	1,446	7,741	70,608	17,633	3,921	125,439
Nonaccrual	—	—	—	546	—	7,765	—	—	8,311
Commercial real estate - investor	$3,195	$185,825	$1,906,552	$789,314	$526,061	$848,843	$477,039	$512,396	$5,246,030
Real estate construction:
Risk rating:
Pass	$—	$33,847	$359,610	$720,429	$223,239	$175,056	$2,991	$5,768	$1,520,940
Special mention	—	—	20,611	—	—	51,262	—	—	71,873
Substandard	—	—	122,320	42,511	48,980	187,874	—	—	401,685
Nonaccrual	—	—	—	—	—	—	—	144	144
Real estate construction	$—	$33,847	$502,541	$762,940	$272,219	$414,192	$2,991	$5,912	$1,994,642
Commercial real estate lending:
Risk rating:
Pass	$3,195	$219,672	$2,202,005	$1,496,616	$726,750	$887,003	$435,433	$509,236	$6,476,715
Special mention	—	—	60,678	11,135	14,809	109,785	26,964	5,007	228,378
Substandard	—	—	146,410	43,957	56,721	258,482	17,633	3,921	527,124
Nonaccrual	—	—	—	546	—	7,765	—	144	8,455
Commercial real estate lending	$3,195	$219,672	$2,409,093	$1,552,254	$798,280	$1,263,035	$480,030	$518,308	$7,240,672

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Total commercial:
Risk rating:
Pass	$3,698	$2,142,980	$6,330,026	$3,775,243	$2,001,877	$2,293,440	$1,115,063	$1,182,658	$18,841,287
Special mention	—	11,139	63,702	23,066	34,015	115,634	51,935	6,542	306,033
Substandard	7,290	78,896	214,481	136,731	94,482	423,014	99,793	16,200	1,063,597
Nonaccrual	1,473	—	228	7,699	—	7,765	—	144	15,836
Total commercial	$12,461	$2,233,015	$6,608,437	$3,942,739	$2,130,374	$2,839,853	$1,266,791	$1,205,544	$20,226,753
Residential mortgage:
Risk rating:
Pass	$—	$—	$253,364	$238,787	$480,076	$1,488,335	$1,499,223	$2,764,379	$6,724,164
Substandard	—	—	—	580	292	129	300	—	1,301
Nonaccrual	—	—	2,425	3,102	5,101	13,141	8,985	35,738	68,492
Residential mortgage	$—	$—	$255,789	$242,469	$485,469	$1,501,605	$1,508,508	$2,800,117	$6,793,957
Auto finance:
Risk rating:
Pass	$—	$—	$1,287,267	$842,838	$551,549	$388,064	$26,402	$2	$3,096,122
Special mention	—	—	295	325	814	621	50	—	2,105
Nonaccrual	—	—	559	1,356	2,811	3,255	290	—	8,271
Auto finance	$—	$—	$1,288,121	$844,519	$555,174	$391,940	$26,742	$2	$3,106,498
Home equity:
Risk rating:
Pass	$15,259	$623,853	$855	$2,188	$2,728	$20,514	$4,733	$49,793	$704,664
Special mention	315	52	—	119	190	104	—	368	833
Nonaccrual	1,038	173	2	221	333	1,016	414	5,615	7,774
Home equity	$16,612	$624,078	$857	$2,528	$3,251	$21,634	$5,147	$55,776	$713,271
Other consumer:
Risk rating:
Pass	$529	$255,490	$13,159	$4,070	$1,990	$958	$264	$43,575	$319,506
Special mention	12	1,139	27	—	5	9	—	20	1,200
Substandard	—	2,374	—	—	—	—	—	—	2,374
Nonaccrual	2	35	—	3	12	—	2	3	55
Other consumer	$543	$259,038	$13,186	$4,073	$2,007	$967	$266	$43,598	$323,135
Total consumer:
Risk rating:
Pass	$15,788	$879,343	$1,554,645	$1,087,883	$1,036,343	$1,897,871	$1,530,622	$2,857,749	$10,844,456
Special mention	327	1,191	322	444	1,009	734	50	388	4,138
Substandard	—	2,374	—	580	292	129	300	—	3,675
Nonaccrual	1,040	208	2,986	4,682	8,257	17,412	9,691	41,356	84,592
Total consumer	$17,155	$883,116	$1,557,953	$1,093,589	$1,045,901	$1,916,146	$1,540,663	$2,899,493	$10,936,861
Total loans:
Risk rating:
Pass	$19,486	$3,022,323	$7,884,671	$4,863,126	$3,038,220	$4,191,311	$2,645,685	$4,040,407	$29,685,743
Special mention	327	12,330	64,024	23,510	35,024	116,368	51,985	6,930	310,171
Substandard	7,290	81,270	214,481	137,311	94,774	423,143	100,093	16,200	1,067,272
Nonaccrual	2,513	208	3,214	12,381	8,257	25,177	9,691	41,500	100,428
Total loans	$29,616	$3,116,131	$8,166,390	$5,036,328	$3,176,275	$4,755,999	$2,807,454	$4,105,037	$31,163,614
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the six months ended June 30, 2026:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial	$13,356	$135	$160	$254	$712	$425	$6,191	$21,233
Commercial real estate-owner occupied	—	—	—	—	—	—	—	—
Commercial and business lending	13,356	135	160	254	712	425	6,191	21,233
Commercial real estate-investor	—	—	—	—	—	—	2,710	2,710
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	—	—	—	—	2,710	2,710
Total commercial	13,356	135	160	254	712	425	8,901	23,943
Residential mortgage	—	—	6	57	66	24	107	260
Auto finance	—	110	1,125	1,135	1,547	1,742	179	5,838
Home equity	1	—	60	—	2	13	16	92
Other consumer	4,150	10	100	30	26	12	31	4,359
Total consumer	4,151	120	1,291	1,222	1,641	1,791	333	10,549
Total gross charge offs	$17,507	$255	$1,451	$1,476	$2,353	$2,216	$9,234	$34,492
The following table presents gross charge offs by origination year for the year ended December 31, 2025:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$5,424	$831	$627	$3,555	$3,799	$379	$—	$14,615
Commercial real estate-owner occupied	—	—	—	113	—	—	—	113
Commercial and business lending	5,424	831	627	3,668	3,799	379	—	14,728
Commercial real estate-investor	—	—	8,356	184	12,666	—	—	21,206
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	8,356	184	12,666	—	—	21,206
Total commercial	5,424	831	8,983	3,852	16,465	379	—	35,934
Residential mortgage	—	—	115	209	320	74	430	1,148
Auto finance	—	432	1,699	2,804	3,384	433	—	8,752
Home equity	—	—	—	26	5	5	380	416
Other consumer	8,194	18	85	63	63	224	56	8,703
Total consumer	8,194	450	1,899	3,102	3,772	736	866	19,019
Total gross charge offs	$13,618	$1,281	$10,882	$6,954	$20,237	$1,115	$866	$54,953
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

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $19.4 million and $20.1 million at June 30, 2026 and December 31, 2025, respectively.
The following table presents loans by past due status at June 30, 2026:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$13,694,693	$834	$9,834	$426	$44,388	$13,750,175
Commercial real estate - owner occupied	1,571,158	893	—	139	3,255	1,575,445
Commercial and business lending	15,265,851	1,727	9,834	565	47,643	15,325,620
Commercial real estate - investor	6,478,677	1,839	1,250	—	11,184	6,492,950
Real estate construction	2,541,775	581	856	—	2,974	2,546,186
Commercial real estate lending	9,020,452	2,420	2,106	—	14,158	9,039,136
Total commercial	24,286,303	4,147	11,940	565	61,801	24,364,756
Residential mortgage	6,724,029	13,531	503	—	70,335	6,808,398
Auto finance	4,013,076	17,043	3,324	—	10,973	4,044,416
Home equity	815,225	3,351	1,185	—	6,582	826,343
Other consumer(c)	418,154	1,899	1,089	1,723	262	423,127
Total consumer	11,970,484	35,824	6,101	1,723	88,152	12,102,284
Total loans	$36,256,787	$39,971	$18,041	$2,288	$149,953	$36,467,040
(a) Of the total nonaccrual loans, $78.9 million, or 53%, were current with respect to payment at June 30, 2026.
(b) No interest income was recognized on nonaccrual loans for the three and six months ended June 30, 2026. In addition, there were $18.2 million of nonaccrual loans for which there was no related ACLL at June 30, 2026.
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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at June 30, 2026 and June 30, 2025.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
Commercial and industrial	$120	$154	$273	$294
Other consumer	727	737	1,330	1,529
Total loans modified	$847	$891	$1,603	$1,823

	Term Extension
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
Residential mortgage	$553	$305	$1,059	$305

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
Residential mortgage	$1,137	$591	$3,463	$2,094
Home equity	37	67	88	125
Total loans modified	$1,174	$658	$3,551	$2,219
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans.

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
Loan Type	2026	2025	2026	2025
Commercial and industrial	(22)%	(23)%	(22)%	(24)%
Residential mortgage	—%	2%	1%	1%
Home equity	(2)%	—%	(2)%	(2)%
Other consumer	(22)%	(21)%	(21)%	(21)%
Weighted average of total loans modified	(9)%	(10)%	(6)%	(8)%
(a) Some interest rate concessions may involve an increase in rate that was lower in comparison to prevailing market rates.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
Loan Type	2026	2025	2026	2025
Residential mortgage	115 months	165 months	107 months	152 months
Home equity	240 months	60 months	131 months	60 months
Weighted average of total loans modified	118 months	158 months	107 months	147 months
(a) During the three months ended June 30, 2026 and June 30, 2025, term extensions changed the weighted average term on modified loans from 300 to 418 months and 268 to 426 months, respectively. During the six months ended June 30, 2026 and June 30, 2025, term extensions changed the weighted average term on modified loans from 305 to 412 months and 267 to 414, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended June 30, 2026:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$367	$—	$—
Residential mortgage	6,509	943	1,183
Home equity	239	—	27
Other consumer	2,055	—	—
Total loans modified	$9,170	$943	$1,210

The following table depicts the performance of loans that have been modified in the twelve months ended June 30, 2025:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$431	$—	$—
Residential mortgage	3,406	605	702
Home equity	288	31	—
Other consumer	2,303	—	—
Total loans modified	$6,427	$635	$702
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession for loans that were modified in the previous twelve months and subsequently had a payment default during the six months ended June 30, 2026:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
(in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Residential mortgage	$—	$—	$303
None of the loans modified in the previous twelve months subsequently had a payment default during the six months ended June 30, 2025.
The nature and extent of the impairment of modified loans, including those which have experienced a subsequent payment default, are considered in the determination of an appropriate level of the ACLL.
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for June 30, 2026 was the Moody's baseline scenario from May 2026, which was reviewed against the June 2026 baseline scenario with no material updates made, over a two-year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the six months ended June 30, 2026:

(in thousands)	Dec 31, 2025	Provision for loan losses recorded at acquisition	Allowance for PCD loans acquired	Allowance for PSL acquired	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Jun 30, 2026	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$168,636	$294	$19,514	$5,086	$(21,233)	$893	$(20,340)	$29,105	$202,295
Commercial real estate — owner occupied	11,327	—	2,516	1,198	—	—	—	(1,887)	13,154
Commercial and business lending	179,963	294	22,030	6,284	(21,233)	893	(20,340)	27,218	215,449
Commercial real estate — investor	58,243	—	11,640	7,590	(2,710)	500	(2,210)	(10,475)	64,788
Real estate construction	46,595	—	3,459	3,298	—	4	4	6,065	59,421
Commercial real estate lending	104,838	—	15,099	10,888	(2,710)	504	(2,206)	(4,410)	124,209
Total commercial	284,801	294	37,129	17,172	(23,943)	1,397	(22,546)	22,808	339,658
Residential mortgage	33,644	—	790	1,028	(260)	211	(49)	39	35,452
Auto finance	27,470	—	1,346	7,241	(5,838)	2,487	(3,351)	2,059	34,765
Home equity	16,343	—	174	2,058	(92)	782	690	(765)	18,500
Other consumer	15,810	103	73	764	(4,359)	1,104	(3,255)	1,859	15,354
Total consumer	93,267	103	2,383	11,091	(10,549)	4,584	(5,965)	3,192	104,071
Total loans	$378,068	$397	$39,512	$28,263	$(34,492)	$5,981	$(28,511)	$26,000	$443,729
Allowance for unfunded commitments
Commercial and industrial	$18,698	$—	$1,300	$689	$—	$—	$—	$(1,650)	$19,037
Commercial real estate — owner occupied	132	—	18	21	—	—	—	78	249
Commercial and business lending	18,830	—	1,318	710	—	—	—	(1,572)	19,286
Commercial real estate — investor	499	—	102	28	—	—	—	281	910
Real estate construction	17,947	—	2,169	901	—	—	—	5,243	26,260
Commercial real estate lending	18,446	—	2,271	929	—	—	—	5,524	27,170
Total commercial	37,276	—	3,589	1,639	—	—	—	3,952	46,456
Home equity	2,406	—	8	207	—	—	—	49	2,670
Other consumer	1,594	—	—	25	—	—	—	(1)	1,618
Total consumer	4,000	—	8	232	—	—	—	48	4,288
Total loans	$41,276	$—	$3,597	$1,871	$—	$—	$—	$4,000	$50,744
Allowance for credit losses on loans
Commercial and industrial	$187,334	$294	$20,814	$5,775	$(21,233)	$893	$(20,340)	$27,455	$221,332	1.61%
Commercial real estate — owner occupied	11,459	—	2,534	1,219	—	—	—	(1,809)	13,403	0.85%
Commercial and business lending	198,793	294	23,348	6,994	(21,233)	893	(20,340)	25,646	234,735	1.53%
Commercial real estate — investor	58,742	—	11,742	7,618	(2,710)	500	(2,210)	(10,194)	65,698	1.01%
Real estate construction	64,542	—	5,628	4,199	—	4	4	11,308	85,681	3.37%
Commercial real estate lending	123,284	—	17,370	11,817	(2,710)	504	(2,206)	1,114	151,379	1.67%
Total commercial	322,077	294	40,718	18,811	(23,943)	1,397	(22,546)	26,760	386,114	1.58%
Residential mortgage	33,644	—	790	1,028	(260)	211	(49)	39	35,452	0.52%
Auto finance	27,470	—	1,346	7,241	(5,838)	2,487	(3,351)	2,059	34,765	0.86%
Home equity	18,749	—	182	2,265	(92)	782	690	(716)	21,170	2.56%
Other consumer	17,404	103	73	789	(4,359)	1,104	(3,255)	1,858	16,972	4.01%
Total consumer	97,267	103	2,391	11,323	(10,549)	4,584	(5,965)	3,240	108,359	0.90%
Total loans	$419,344	$397	$43,109	$30,134	$(34,492)	$5,981	$(28,511)	$30,000	$494,473	1.36%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2025:

(in thousands)	Dec 31, 2024	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Dec 31, 2025	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$136,596	$(14,615)	$8,357	$(6,258)	$38,298	$168,636
Commercial real estate — owner occupied	9,417	(113)	—	(113)	2,023	11,327
Commercial and business lending	146,013	(14,728)	8,357	(6,371)	40,321	179,963
Commercial real estate — investor	71,547	(21,206)	2,985	(18,221)	4,917	58,243
Real estate construction	51,499	—	154	154	(5,058)	46,595
Commercial real estate lending	123,046	(21,206)	3,139	(18,067)	(141)	104,838
Total commercial	269,060	(35,934)	11,496	(24,438)	40,180	284,801
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470
Home equity	16,620	(416)	999	583	(860)	16,343
Other consumer	16,823	(8,703)	1,837	(6,866)	5,853	15,810
Total consumer	94,486	(19,019)	6,480	(12,539)	11,320	93,267
Total loans	$363,545	$(54,953)	$17,976	$(36,977)	$51,500	$378,068
Allowance for unfunded commitments
Commercial and industrial	$14,456	$—	$—	$—	$4,242	$18,698
Commercial real estate — owner occupied	151	—	—	—	(19)	132
Commercial and business lending	14,607	—	—	—	4,223	18,830
Commercial real estate — investor	578	—	—	—	(79)	499
Real estate construction	19,591	—	—	—	(1,644)	17,947
Commercial real estate lending	20,169	—	—	—	(1,723)	18,446
Total commercial	34,776	—	—	—	2,500	37,276
Home equity	2,465	—	—	—	(59)	2,406
Other consumer	1,535	—	—	—	59	1,594
Total consumer	4,000	—	—	—	—	4,000
Total loans	$38,776	$—	$—	$—	$2,500	$41,276
Allowance for credit losses on loans
Commercial and industrial	$151,052	$(14,615)	$8,357	$(6,258)	$42,540	$187,334	1.59%
Commercial real estate — owner occupied	9,568	(113)	—	(113)	2,004	11,459	0.97%
Commercial and business lending	160,620	(14,728)	8,357	(6,371)	44,544	198,793	1.53%
Commercial real estate — investor	72,125	(21,206)	2,985	(18,221)	4,838	58,742	1.12%
Real estate construction	71,090	—	154	154	(6,702)	64,542	3.24%
Commercial real estate lending	143,215	(21,206)	3,139	(18,067)	(1,864)	123,284	1.70%
Total commercial	303,835	(35,934)	11,496	(24,438)	42,680	322,077	1.59%
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644	0.50%
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470	0.88%
Home equity	19,085	(416)	999	583	(919)	18,749	2.63%
Other consumer	18,358	(8,703)	1,837	(6,866)	5,912	17,404	5.39%
Total consumer	98,486	(19,019)	6,480	(12,539)	11,320	97,267	0.89%
Total loans	$402,322	$(54,953)	$17,976	$(36,977)	$54,000	$419,344	1.35%
Note 8 Goodwill and Other Intangible Assets
Goodwill
The Corporation conducted its most recent annual impairment testing in May 2026, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2026 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in the first six months of 2025 or 2026.
The Corporation added $42.1 million goodwill related to the American National acquisition in the second quarter of 2026. The Corporation had goodwill of $1.1 billion at both June 30, 2026 and December 31, 2025.

Core Deposit Intangibles
The Corporation has CDIs which are amortized. CDI recorded as part of the American National acquisition is amortized over ten years using the sum of digits method while prior acquisitions are amortized under the straight line method. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

(in thousands)	Six Months Ended Jun 30, 2026	Year Ended Dec 31, 2025
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Additions during the period	103,200	—
Accumulated amortization	(74,356)	(65,260)
Net book value	$116,953	$22,849
Amortization during the period	$9,096	$8,811
Mortgage Servicing Rights
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

(in thousands)	Six Months Ended Jun 30, 2026	Year Ended Dec 31, 2025
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$86,337	$87,683
Additions	6,159	8,716
Decay	(4,899)	(8,621)
Valuation:
Changes in fair value of asset	86	(1,441)
Mortgage servicing rights at end of period	$87,683	$86,337
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,160,254	$6,191,012
Mortgage servicing rights to servicing portfolio	1.42%	1.39%
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of June 30, 2026. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Six Months Ended December 31, 2026	$13,788	$4,817
2027	26,167	11,601
2028	18,965	11,838
2029	15,285	11,189
2030	11,788	10,214
2031	9,851	9,123
Beyond 2031	21,109	28,901
Total estimated amortization expense and MSRs decay(a)	$116,953	$87,683
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

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

(in thousands)	June 30, 2026	December 31, 2025
Short-term funding
Federal funds purchased	$473,905	$260,070
Securities sold under agreements to repurchase	55,371	47,794
Federal funds purchased and securities sold under agreements to repurchase	$529,276	$307,864
Long-term funding
Corporation senior notes, at par	$300,000	$300,000
Corporation subordinated notes, at par	300,000	300,000
Discount and capitalized costs	(6,895)	(7,484)
Subordinated debt fair value hedge(a)	(2,025)	1,760
Total long-term funding	$591,080	$594,276
Total short and long-term funding, excluding FHLB advances	$1,120,356	$902,140
FHLB advances
Short-term FHLB advances	$4,315,000	$2,855,250
Long-term FHLB advances	263,115	414,122
FHLB advances fair value hedge(a)	(3,434)	(1,278)
Total FHLB advances	$4,574,681	$3,268,094
Total short and long-term funding	$5,695,037	$4,170,234
(a) For additional information on the fair value hedges, see Note 10.
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At June 30, 2026, the Corporation had pledged securities valued at 202% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
(in thousands)	June 30, 2026	December 31, 2025
Repurchase agreements
Agency mortgage-related securities	$55,371	$47,794
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
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by pledging qualifying collateral of the subsidiary bank (such as residential mortgage loans, residential mortgage loans held for sale, home equity loans, CRE loans, and investment securities). The FHLB advances had maturity or call dates ranging from 2026 through 2031 at June 30, 2026.
Note 10 Derivative and Hedging Activities
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $73.8 million and $79.4 million of investment securities as collateral at June 30, 2026, and December 31, 2025, respectively. Cash is often pledged or received as collateral for derivatives that are not centrally cleared. The Corporation's cash collateral pledged was $3.5 million at June 30, 2026 and $11.8 million at December 31, 2025. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2025 Annual Report on Form 10-K.

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments:

	Jun 30, 2026				Dec 31, 2025
	Asset		Liability		Asset		Liability
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$1,150,000	$1,435	$1,650,000	$6,737	$2,425,000	$10,517	$25,000	$1
Foreign currency exchange forwards	48,307	1,355	269,686	303	280,159	757	38,384	194
Total designated as hedging instruments		2,790		7,040		11,274		195
Not designated as hedging instruments:
Interest rate-related and other instruments	5,496,857	61,693	6,553,249	111,446	4,775,818	66,787	7,072,274	108,631
Foreign currency exchange forwards	65,014	440	13,535	198	48,904	1,731	43,787	1,517
Mortgage banking(b)	68,998	1,432	141,000	397	39,998	814	107,000	444
Total not designated as hedging instruments		63,565		112,041		69,332		110,592
Gross derivatives before netting		66,355		119,081		80,606		110,787
Less: Legally enforceable master netting agreements		9,343		9,343		12,839		12,839
Less: Cash collateral pledged/received		17,769		720		10,343		8,334
Total derivative instruments, after netting		$39,243		$109,018		$57,424		$89,614

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps. As of June 30, 2026, this includes swaps with an effective dates of November 1, 2026 to December 1, 2026 that had an asset notational and fair value of $100.0 million and $0.2 million, respectively, and a liability notional amount and fair value of $250.0 million and $1.5 million, respectively. As of December 31, 2025, the Corporation did not have any forward starting interest rate-swaps.
(b) The mortgage derivative asset includes interest rate lock commitments, while the mortgage derivative liability includes forward commitments. Given the fair value position as of June 30, 2026, the fair value of the mortgage derivative asset included $1.4 million of interest rate lock commitments and the derivative liability included $0.4 million of forward commitments. Given the fair value position as of December 31, 2025, the fair value of the mortgage derivative asset included $0.8 million of interest rate lock commitments and the derivative liability included $0.4 million of forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	Jun 30, 2026		Dec 31, 2025
Other long-term funding	$(297,975)	$2,025	$(301,760)	$(1,760)
FHLB Advances	(196,566)	3,434	(198,722)	1,278
Total	$(494,541)	$5,459	$(500,482)	$(482)

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At June 30, 2026 and December 31, 2025, the carrying amount excluded for foreign currency denominated loans was $318.0 million and $318.5 million, respectively.
The Corporation terminated its $500.0 million fair value hedge during the fourth quarter of 2019. At June 30, 2026, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $151.4 million and is included in loans on the consolidated balance sheets. This amount includes $0.7 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three Months Ended Jun 30,				Six Months Ended Jun 30,
	2026		2025		2026		2025
(in thousands)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$565	$(380)	$(1,464)	$(1,942)	$1,169	$(777)	$(2,614)	$(4,160)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(31)	2,952	(27)	(4,099)	(174)	5,942	(58)	(11,096)
Derivatives designated as hedging instruments(a)	597	(3,332)	(1,437)	2,158	1,343	(6,719)	(2,555)	6,936
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Jun 30,		Six Months Ended Jun 30,
	2026	2025	2026	2025
(in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$51	$—	$53	$1
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	(13,163)	19,542	(18,086)	20,095
Derivatives designated as hedging instruments	13,214	(19,542)	18,139	(20,093)
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) income recognized in OCI on cash flow hedge derivatives(a)	$(6,506)	$1,264	$(14,418)	$8,532
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	(597)	1,437	(1,343)	2,555
(a) The entirety of gains (losses) recognized in OCI as well as those reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $3.1 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to June 30, 2026. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 41 months as of June 30, 2026.

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)		2026	2025	2026	2025
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$(1)	$(42)	$(31)	$(90)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(420)	(308)	(219)	1,158
Foreign currency exchange forwards	Capital markets, net	202	(1,075)	642	(575)
Interest rate lock commitments (mortgage)	Mortgage banking, net	595	933	617	1,594
Forward commitments (mortgage)	Mortgage banking, net	(1,339)	(779)	46	(1,616)
Note 11 Balance Sheet Offsetting
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
The following tables present the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
June 30, 2026	$48,451	$(9,343)	$(17,769)	$21,339	$(17,912)	$3,427
December 31, 2025	42,468	(12,839)	(10,343)	19,286	(18,131)	1,155

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
June 30, 2026	$15,109	$(9,343)	$(720)	$5,046	$—	$5,046
December 31, 2025	23,006	(12,839)	(8,334)	1,833	—	1,833

Note 12 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

(in thousands)	Jun 30, 2026	Dec 31, 2025
Commitments to extend credit(a), excluding commitments to originate residential mortgage loans held for sale(b)	$13,006,388	$11,872,816
Commercial letters of credit(a)	589	425
Standby letters of credit(c)	252,770	222,047
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at June 30, 2026 or December 31, 2025.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2.4 million at June 30, 2026 and $2.2 million at December 31, 2025, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

(in thousands)	Six Months Ended Jun 30, 2026	Year Ended Dec 31, 2025
Allowance for unfunded commitments
Balance at beginning of period	$41,276	$38,776
Initial allowance for PCD unfunded commitments	3,597	—
Initial allowance for purchased seasoned unfunded commitments	1,871	—
Provision for unfunded commitments	4,000	2,500
Balance at end of period	$50,744	$41,276
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
The aggregate carrying value of investments in qualified affordable housing and historic projects at June 30, 2026 was $161.3 million, compared to $174.3 million at December 31, 2025, included in tax credit and other investments on the consolidated balance sheets. The Corporation's remaining investments accounted for under the proportional amortization method totaled $160.0 million at June 30, 2026 and $172.2 million at December 31, 2025.

Under the proportional amortization method, the Corporation amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits. The following table summarizes income tax credits, other income tax benefits, and investment amortization generated from the Corporation's investments in these projects, which are recognized as a component within income tax expense on the consolidated statements of income and included in the change in net income tax position and amortization of tax credit investments on the consolidated statements of cash flows:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
Income tax credits and other income tax benefits recognized	$10,406	$10,772	$19,543	$20,230
Amortization expense	8,692	8,369	17,146	17,058
The Corporation’s unfunded contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded contributions totaled $22.5 million at June 30, 2026 and $22.8 million at December 31, 2025.
For the three and six months ended June 30, 2026 and 2025, the Corporation recorded impairment of $0.9 million related to qualified affordable housing investments and historic tax credits which was recognized through asset gains (losses), net on the consolidated statements of income and included in the net change in other assets and liabilities on the consolidated statements of cash flows.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial public offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $74.3 million at June 30, 2026 and $62.3 million at December 31, 2025, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $2.9 million and $3.5 million for the six months ended June 30, 2026 and the year ended December 31, 2025, respectively. There were no loss reimbursement and settlement claims paid in the six months ended June 30, 2026 or for the year ended December 31, 2025. Make whole requests since January 1, 2025 generally arose from loans originated since January 1, 2022 with balances totaling $4.3 billion at the time of sale, consisting primarily of loans sold to GSEs. As of June 30, 2026, $2.0 billion of those loans originated since January 1, 2022 remain outstanding.

The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $0.4 million at June 30, 2026 and $0.3 million at December 31, 2025.
The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At June 30, 2026 and December 31, 2025, there were $12.2 million and $11.4 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At June 30, 2026 and December 31, 2025, there were $365.8 million and $273.4 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
Note 13 Fair Value Measurements
Fair value represents the estimated price at which an orderly transaction to sell an asset or to transfer a liability would take place between market participants at the measurement date under current market conditions (i.e., an exit price concept).
The valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis are described in the Fair Value Measurements note in the Corporation’s 2025 Annual Report on Form 10-K, as well as Note 3 Business Combinations.

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Jun 30, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$548,057	$548,057	$548,057	$—	$—
Interest-bearing deposits in other financial institutions	1,268,379	1,268,379	1,268,379	—	—
Federal funds sold and securities purchased under agreements to resell	14,355	14,355	14,355	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	7,240	7,240	—	7,240	—
Residential mortgage-related securities:
FNMA / FHLMC	137,288	137,288	—	137,288	—
GNMA	5,491,648	5,491,648	—	5,491,648	—
Commercial mortgage-related securities:
FNMA / FHLMC	410,221	410,221	—	410,221	—
GNMA	106,844	106,844	—	106,844	—
Asset backed securities:
FFELP	88,212	88,212	—	88,212	—
SBA	120,070	120,070	—	120,070	—
Other debt securities(b)	5,063	5,063	—	3,000	2,063
Total AFS investment securities	6,366,586	6,366,586	—	6,364,523	2,063
HTM investment securities:
U.S. Treasury securities	997	1,002	1,002	—	—
Obligations of state and political subdivisions (municipal securities)	1,591,681	1,468,604	—	1,468,604	—
Residential mortgage-related securities:
FNMA / FHLMC	790,729	660,737	—	660,737	—
GNMA	37,215	34,626	—	34,626	—
Private-label	292,007	246,460	—	246,460	—
Commercial mortgage-related securities:
FNMA / FHLMC	757,723	644,300	—	644,300	—
GNMA	40,423	36,089	—	36,089	—
Total HTM investment securities	3,510,775	3,091,818	1,002	3,090,816	—
Equity securities:
Equity securities	14,960	14,960	14,960	—	—
Equity securities at NAV	15,000	15,000
Total equity securities	29,960	29,960

Regulatory stocks	329,436	329,436	—	329,436	—
Residential loans held for sale	94,490	94,490	—	94,490	—
Commercial loans held for sale	15,000	15,000	—	15,000	—
Loans, net	35,976,291	35,021,793	—	—	35,021,793
Bank and corporate owned life insurance	717,116	717,116	—	717,116	—
Mortgage servicing rights, net	87,683	87,683	—	—	87,683
Interest rate-related instruments designated as hedging instruments(a)	1,435	1,435	—	1,435	—
Foreign currency exchange forwards designated as hedging instruments(a)	1,355	1,355	—	1,355	—
Interest rate-related and other instruments not designated as hedging instruments(a)	61,693	61,693	—	61,693	—
Foreign currency exchange forwards not designated as hedging instruments(a)	440	440	—	440	—
Interest rate lock commitments to originate residential mortgage loans held for sale	1,432	1,432	—	—	1,432
Total selected assets at fair value	$49,024,483	$47,651,028	$1,846,753	$10,676,304	$35,112,971
(a) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.
(b) The quantifiable unobservable input for fair value measurement of the Level 3 classified security is externally developed.

	Jun 30, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Brokered CDs	$3,933,787	$3,923,505	$—	$3,923,505	$—
Other time deposits	4,782,343	4,771,175	—	4,771,175	—

Federal funds purchased and securities sold under agreements to repurchase	529,276	529,276	529,276	—	—

FHLB advances	4,574,681	4,568,111	—	4,568,111	—
Senior and subordinated debt	591,080	589,506	—	589,506	—
Standby letters of credit(a)	2,365	2,365	—	2,365	—
Interest rate-related instruments designated as hedging instruments(b)	6,737	6,737	—	6,737	—
Foreign currency exchange forwards designated as hedging instruments(b)	303	303	—	303	—
Interest rate-related and other instruments not designated as hedging instruments(b)	111,446	111,446	—	111,446	—
Foreign currency exchange forwards not designated as hedging instruments(b)	198	198	—	198	—
Forward commitments to sell residential mortgage loans	397	397	—	—	397
Total selected liabilities at fair value	$14,532,613	$14,503,019	$529,276	$13,973,346	$397

(a) The commitment on standby letters of credit was $252.8 million at June 30, 2026. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy:

(in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans
Balance December 31, 2024	$327	$(254)
New production	13,435	(3,998)
Closed loans / settlements	(13,690)	2,738
Other	742	1,958
Change in mortgage derivative	487	698
Balance December 31, 2025	814	444
New production	7,629	(2,240)
Closed loans / settlements	(6,308)	2,910
Other	(703)	(717)
Change in mortgage derivative	618	(47)
Balance June 30, 2026	$1,432	$397
Refer to Note 8 for a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage servicing rights measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy.
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
The Corporation did not have any activity for Level 3 equity securities for the six months ended June 30, 2026.
The Corporation acquired a Level 3 AFS debt security upon the acquisition of American National on April 1, 2026. The security was valued at $2.1 million and no related adjustments to fair value have been recorded as of June 30, 2026.

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value
(in thousands)	Fair Value Hierarchy	June 30, 2026	December 31, 2025
Assets
Individually evaluated loans	Level 3	$48,296	$18,659
OREO(a)	Level 2	1,397	770
(a) These assets are held at lower of its carrying amount or fair value less cost to sell. Assets included here are those that were adjusted to fair value less cost to sell during the period.
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

June 30, 2026	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	—%	-	100%	8%
Individually evaluated loans	Discounted cash flow	Discount factor	45%	-	45%	45%
Individually evaluated loans	Market approach	Appraisal / Cost to sell	44%	-	80%	53%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	70%	-	100%	92%

Note 14 Retirement Plans
The Corporation has a noncontributory defined benefit RAP, covering substantially all employees who meet participation requirements. The benefit allocations are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. As part of acquisition-related integration activities, employees who become eligible for participation in the RAP are generally provided service credit for their employment with the acquired institution for eligibility and vesting purposes.

The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.
The components of net periodic pension benefit and net periodic cost for the RAP and Postretirement Plan were as follows:

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
(in thousands)	2026	2025	2026	2025
RAP
Service cost	$869	$810	$1,737	$1,619
Interest cost	2,749	2,814	5,499	5,628
Expected return on plan assets	(9,772)	(9,809)	(19,544)	(19,619)
Amortization of prior service credit	(44)	(44)	(89)	(89)
Total net periodic pension benefit	$(6,198)	$(6,230)	$(12,397)	$(12,460)
Postretirement Plan
Interest cost	$22	$26	$43	$53
Amortization of prior service credit	(19)	(19)	(38)	(38)
Amortization of actuarial loss	—	4	—	8
Total net periodic cost	$3	$12	$6	$23
The components of net periodic pension benefit and net periodic cost, other than the service cost component, are included in the other noninterest expense caption of the consolidated statements of income. The service cost component is included in the personnel noninterest expense caption of the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during the six months ended June 30, 2026 or 2025.
Note 15 Segment Reporting
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
The Corporation allocates certain net interest income using an internal FTP methodology that charges users of funds (assets, primarily loans) and credits providers of funds (liabilities, primarily deposits) based on the funding curve, maturity, prepayment, and other characteristics of the assets and liabilities. This allocation is reflected as net intersegment interest income (expense) in the accompanying tables.
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

Financial information about the Corporation’s segments is presented below:

	Three Months Ended June 30, 2026
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income	$267,324	$86,481	$16,234	$370,039
Net intersegment interest (expense) income	(105,641)	136,046	(30,405)	—
Net interest income (expense)	161,683	222,527	(14,171)	370,039
Noninterest income	15,648	56,437	8,313	80,398
Total income (expense) before provision	177,331	278,964	(5,858)	450,437
Provision for credit losses	21,287	6,456	(8,355)	19,388
Total income after provision	156,044	272,508	2,497	431,049
Noninterest expense
Personnel	24,595	65,456	71,117	161,168
Technology(a)	1,293	13,853	17,721	32,867
Occupancy(a)	255	8,405	5,431	14,091
Business development and advertising	1,128	839	6,581	8,548
Equipment(a)	6	2,319	3,098	5,423
Legal and professional	272	1,478	15,704	17,454
Loan and foreclosure costs	233	1,296	23	1,552
FDIC assessment	—	—	10,595	10,595
Other intangible amortization	—	—	6,894	6,894
Other noninterest expense	1,087	10,376	1,827	13,290
Allocated indirect expense (income)	29,531	70,523	(100,054)	—
Total noninterest expense	58,400	174,545	38,937	271,882
Net income (loss) before income taxes	97,644	97,963	(36,440)	159,167
Income tax expense	17,567	20,676	(2,640)	35,603
Net income (loss)	$80,077	$77,287	$(33,800)	$123,564

Loans	$21,736,674	$14,231,238	$499,128	$36,467,040
Allocated goodwill	556,343	590,738	—	1,147,081
Total assets	22,552,085	15,452,018	13,808,403	51,812,506
(a) A portion of total depreciation expense of $0.2 million, $6.3 million, and $6.0 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	Three Months Ended June 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$242,978	$68,871	$(11,849)	$300,000
Net intersegment interest (expense) income	(107,337)	143,478	(36,141)	—
Net interest income (expense)	135,641	212,349	(47,990)	300,000
Noninterest income	11,984	51,481	3,512	66,977
Total income (expense) before provision	147,625	263,830	(44,478)	366,977
Provision for credit losses	20,369	6,363	(8,736)	17,996
Total income (expense) after provision	127,256	257,467	(35,742)	348,981
Noninterest expense
Personnel	20,149	56,641	50,204	126,994
Technology(a)	842	12,903	12,763	26,508
Occupancy(a)	190	7,386	5,068	12,644
Business development and advertising	1,252	968	5,528	7,748
Equipment(a)	6	2,301	2,187	4,494
Legal and professional	221	529	5,924	6,674
Loan and foreclosure costs	261	1,171	1,273	2,705
FDIC assessment	—	—	9,708	9,708
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense	934	8,024	716	9,674
Allocated indirect expense (income)	32,166	63,408	(95,574)	—
Total noninterest expense	56,021	153,331	—	209,352
Net income (loss) before income taxes	71,236	104,137	(35,744)	139,629
Income tax expense (benefit)	13,211	21,869	(6,681)	28,399
Net income (loss)	$58,025	$82,268	$(29,063)	$111,230

Loans	$17,617,892	$12,531,178	$458,535	$30,607,605
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	17,907,721	13,043,969	13,042,039	43,993,729
a) A portion of total depreciation expense of $0.1 million, $5.9 million, and $6.0 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	Six Months Ended Jun 30, 2026
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income	$498,429	$154,917	$23,882	$677,228
Net intersegment interest (expense) income	(208,353)	266,076	(57,723)	—
Net interest income (expense)	290,076	420,993	(33,841)	677,228
Noninterest income	29,540	112,380	14,336	156,256
Total income (expense) before provision	319,616	533,373	(19,505)	833,484
Provision for credit losses	41,947	13,391	(24,949)	30,389
Total income after provision	277,669	519,982	5,444	803,095
Noninterest expense
Personnel	48,145	130,410	117,786	296,341
Technology(a)	2,116	27,978	32,509	62,603
Occupancy(a)	473	16,756	10,588	27,817
Business development and advertising	2,097	1,527	12,750	16,374
Equipment(a)	12	4,395	6,626	11,033
Legal and professional	529	2,160	21,487	24,176
Loan and foreclosure costs	721	2,236	302	3,259
FDIC assessment	—	—	19,432	19,432
Other intangible amortization	—	—	9,096	9,096
Other noninterest expense	1,808	18,058	1,048	20,914
Allocated indirect expense (income)	52,230	127,110	(179,340)	—
Total noninterest expense	108,131	330,630	52,284	491,045
Net income (loss) before income taxes	169,538	189,352	(46,840)	312,050
Income tax expense (benefit)	30,825	39,868	(1,843)	68,850
Net income (loss)	$138,713	$149,484	$(44,997)	$243,200
(a) A portion of total depreciation expense of $0.3 million, $12.5 million, and $11.9 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	Six Months Ended Jun 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$470,263	$131,367	$(15,690)	$585,940
Net intersegment interest (expense) income	(203,557)	288,856	(85,299)	—
Net interest income (expense)	266,706	420,223	(100,989)	585,940
Noninterest income	24,887	100,560	307	125,754
Total income (expense) before provision	291,593	520,783	(100,682)	711,694
Provision for credit losses	39,382	12,434	(20,817)	30,999
Total income (expense) after provision	252,211	508,349	(79,865)	680,695
Noninterest expense
Personnel	41,475	116,513	92,902	250,890
Technology(a)	1,432	25,947	26,267	53,646
Occupancy(a)	336	15,820	11,869	28,025
Business development and advertising	2,186	1,805	10,143	14,134
Equipment(a)	12	4,331	4,678	9,021
Legal and professional	422	1,343	10,992	12,757
Loan and foreclosure costs	1,071	2,516	1,712	5,299
FDIC assessment	—	—	20,144	20,144
Other intangible amortization	—	—	4,405	4,405
Other noninterest expense	1,714	15,427	4,507	21,648
Allocated indirect expense (income)	63,505	124,114	(187,619)	—
Total noninterest expense	112,155	307,816	—	419,971
Net income (loss) before income taxes	140,056	200,533	(79,865)	260,724
Income tax expense (benefit)	25,997	42,112	(20,301)	47,808
Net income (loss)	$114,059	$158,421	$(59,564)	$212,916
(a) A portion of total depreciation expense of $0.1 million, $11.8 million, and $14.0 million for the Corporate and Commercial Specialty, Community Consumer and Business, and
Risk Management and Shared Services segments, respectively, is included in this expense caption.

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

Note 16 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at June 30, 2026 and 2025, including changes during the preceding six and three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

(in thousands)	Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2025	$(2,456)	$12,894	$(18,003)	$(7,566)
Other comprehensive loss before reclassifications	(73,377)	—	—	(73,377)
Amounts reclassified from accumulated other comprehensive (loss) income:
Amortization of net unrealized losses on AFS securities transferred to HTM securities	3,590	—	—	3,590
Other assets / accrued expenses and other liabilities	—	(14,418)	—	(14,418)
Interest expense	—	(1,343)	—	(1,343)
Personnel expense	—	—	(126)	(126)
Income tax benefit (expense)	17,407	(3,792)	31	13,647
Net other comprehensive loss during period	(52,380)	(19,553)	(95)	(72,027)
Balance June 30, 2026	$(54,836)	$(6,659)	$(18,098)	$(79,593)

Balance December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)
Other comprehensive income before reclassifications	53,149	—	4,770	57,919
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of net unrealized losses on AFS securities transferred to HTM securities	3,986	—	—	3,986
Other assets / accrued expenses and other liabilities	—	8,532	—	8,532
Interest income	—	2,555	—	2,555
Personnel expense	—	—	(126)	(126)
Other expense	—	—	(8)	(8)
Income tax (expense) benefit	(14,251)	2,668	(1,157)	(12,740)
Net other comprehensive income during period	42,884	13,755	3,480	60,119
Balance June 30, 2025	$(6,109)	$12,487	$(20,674)	$(14,297)

(in thousands)	AFS Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive (Loss) Income
Balance March 31, 2026	$(28,608)	$2,153	$(18,050)	$(44,505)
Other comprehensive loss before reclassifications	(36,846)	—	—	(36,846)
Amounts reclassified from accumulated other comprehensive (loss) income:
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,901	—	—	1,901
Other assets / accrued expenses and other liabilities	—	(6,506)	—	(6,506)
Interest income	—	(597)	—	(597)
Personnel expense	—	—	(63)	(63)
Income tax benefit (expense)	8,717	(1,709)	15	7,023
Net other comprehensive loss during period	(26,228)	(8,812)	(48)	(35,088)
Balance June 30, 2026	$(54,836)	$(6,659)	$(18,098)	$(79,593)

Balance March 31, 2025	$(23,655)	$9,135	$(20,624)	$(35,144)
Other comprehensive income before reclassifications	21,317	—	—	21,317
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of net unrealized losses on AFS securities transferred to HTM securities	2,059	—	—	2,059
Other assets / accrued expenses and other liabilities	—	1,264	—	1,264
Interest income	—	1,437	—	1,437
Personnel expense	—	—	(63)	(63)
Other expense	—	—	(4)	(4)
Income tax (expense) benefit	(5,830)	650	17	(5,164)
Net other comprehensive income (loss) during period	17,545	3,352	(50)	20,847
Balance June 30, 2025	$(6,109)	$12,487	$(20,674)	$(14,297)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Performance Summary
•Average loans of $33.6 billion increased $3.3 billion, or 11%, from the first six months of 2025, driven primarily by the American National acquisition and continued organic growth in commercial and business lending portfolio.
•Average deposits of $37.8 billion increased $3.3 billion, or 9%, from the first six months of 2025, primarily due to the American National acquisition, as well as organic growth in noninterest bearing demand, savings and other time deposits, partially offset by a decrease in brokered CDs.
•Net interest income of $677.2 million increased $91.3 million, or 16%, from the first six months of 2025, and net interest margin was 3.10%, compared to 3.01% for the first six months of 2025. The increases in net interest income and net interest margin were driven by the acquisition of American National in the second quarter of 2026 as well as organic growth in commercial and business lending alongside a mix shift in deposits to lower cost products.
•Provision for credit losses was $30.4 million compared to $31.0 million for the first six months of 2025, driven by nominal credit movement coupled with general macroeconomic trends. Provision for credit losses was relatively unchanged from the first six months of 2025, as credit losses associated with acquired seasoned loans were largely reflected through purchase accounting following the adoption of ASU 2025-08.
•Noninterest income of $156.3 million increased $30.5 million, or 24%, from the first six months of 2025, primarily due to higher wealth management fees and capital markets revenue in addition to the absence of a nonrecurring loss on mortgage portfolio sale recognized in the first quarter of 2025 in connection with the completion of balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $491.0 million increased $71.1 million, or 17%, from the first six months of 2025, primarily driven by increases in expenses related to the American National acquisition.

Table 1 Summary Results of Operations: Trends

	YTD		Quarter ended
(Dollars in thousands, except per share data)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Net income	$243,200	$212,916	$123,564	$119,635	$137,129	$124,732	$111,230
Net income available to common equity	237,450	207,166	120,689	116,760	134,254	121,857	108,355
Earnings per common share - basic	1.34	1.25	0.64	0.70	0.81	0.73	0.65
Earnings per common share - diluted	1.33	1.24	0.63	0.70	0.80	0.73	0.65
Dividend payout ratio(a)	35.82%	36.80%	37.50%	34.29%	29.63%	31.51%	35.38%
Book value / share(b)			28.85	29.04	28.81	28.17	27.67
Tangible book value (TBV) / share(b)(c)			22.15	22.23	22.01	21.36	20.84
Performance ratios
Return on average assets(d)	1.02%	1.00%	0.97%	1.08%	1.23%	1.12%	1.03%
Return on average tangible assets(c)(d)	1.07%	1.04%	1.03%	1.12%	1.27%	1.17%	1.07%
Return on average equity(d)	9.22%	9.17%	8.81%	9.69%	11.09%	10.26%	9.43%
Return on average tangible common equity (ROATCE)(c)(d)	12.54%	12.66%	12.12%	13.03%	15.04%	14.02%	12.96%
Efficiency ratios (expense / revenue)
Fully tax-equivalent efficiency ratio	57.26%	57.70%	58.30%	56.03%	55.21%	54.77%	55.81%
Adjusted efficiency ratio(c)	54.23%	57.15%	52.91%	55.77%	55.15%	54.77%	55.81%
(a) Ratio is based upon basic earnings per common share.
(b) Based on period end common shares outstanding.
(c) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.
(d) This ratio is annualized.

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Six Months Ended Jun 30,
	2026			2025(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$12,485,064	$369,755	5.97%	$10,783,368	$349,740	6.54%
Commercial real estate—owner occupied	1,385,167	37,968	5.53%	1,127,535	32,214	5.76%
Commercial and business lending	13,870,231	407,723	5.93%	11,910,904	381,954	6.46%
Commercial real estate—investor	5,893,380	177,285	6.06%	5,499,334	178,658	6.55%
Real estate construction	2,233,900	74,468	6.72%	1,884,065	67,829	7.26%
Commercial real estate lending	8,127,280	251,753	6.24%	7,383,399	246,486	6.73%
Total commercial	21,997,511	659,476	6.04%	19,294,303	628,440	6.57%
Residential mortgage	6,874,603	130,603	3.80%	7,144,851	131,818	3.69%
Auto finance	3,587,435	100,736	5.66%	2,889,190	80,332	5.61%
Home equity	763,919	24,788	6.49%	662,509	24,150	7.29%
Other consumer	365,077	18,892	10.44%	311,691	17,417	11.27%
Total consumer	11,591,034	275,019	4.76%	11,008,241	253,717	4.62%
Total loans	33,588,545	934,495	5.60%	30,302,544	882,157	5.86%
Investments
Taxable securities	7,615,581	164,023	4.31%	6,489,135	140,962	4.34%
Tax-exempt securities(b)	1,975,205	34,763	3.52%	2,010,403	35,264	3.51%
Other short-term investments	1,154,975	26,335	4.60%	878,929	21,921	5.03%
Total investments	10,745,761	225,121	4.19%	9,378,467	198,147	4.23%
Total earning assets and related interest income	44,334,306	$1,159,616	5.26%	39,681,011	$1,080,304	5.48%
Other assets, net	3,810,263			3,346,515
Total assets	$48,144,569			$43,027,526
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,791,146	$37,505	1.31%	$5,192,835	$35,068	1.36%
Interest-bearing demand	8,305,614	71,397	1.73%	7,856,593	87,915	2.26%
Money market	6,855,912	80,215	2.36%	6,033,999	78,255	2.62%
Network transaction deposits	1,898,760	34,961	3.71%	1,845,974	40,278	4.40%
Brokered CDs	3,808,685	75,298	3.99%	4,201,955	94,711	4.55%
Other time deposits	4,592,267	79,662	3.50%	3,740,683	70,569	3.80%
Total interest-bearing deposits	31,252,384	379,038	2.45%	28,872,038	406,796	2.84%
Federal funds purchased and securities sold under agreements to repurchase	442,876	7,818	3.56%	297,963	5,626	3.81%
FHLB advances	3,558,141	66,621	3.78%	2,413,352	50,979	4.26%
Senior and subordinated debt	593,292	20,326	6.85%	609,788	21,785	7.15%
Other interest-bearing liabilities	13,835	306	4.46%	24,683	695	5.68%
Total funding	4,608,144	95,071	4.15%	3,345,786	79,085	4.76%
Total interest-bearing liabilities and related interest expense	35,860,528	$474,109	2.67%	32,217,824	$485,881	3.04%
Noninterest-bearing demand deposits	6,533,624			5,644,554
Other liabilities	431,445			483,247
Stockholders’ equity	5,318,972			4,681,901
Total liabilities and stockholders’ equity	$48,144,569			$43,027,526
Interest rate spread			2.59%			2.44%
Net free funds			0.51%			0.57%
Fully tax-equivalent net interest income and net interest margin		$685,507	3.10%		$594,423	3.01%
Fully tax-equivalent adjustment		(8,279)			(8,483)
Net interest income		$677,228			$585,940
(a) Prior period has been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Loans held for sale have been included in the average balances.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Jun 30, 2026			Mar 31, 2026			Jun 30, 2025(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$13,185,643	$197,248	6.00%	$11,776,702	$172,507	5.94%	$10,981,221	$179,955	6.57%
Commercial real estate—owner occupied	1,577,489	22,000	5.59%	1,190,708	15,968	5.44%	1,114,054	16,014	5.77%
Commercial and business lending	14,763,132	219,248	5.96%	12,967,410	188,475	5.89%	12,095,274	195,969	6.50%
Commercial real estate—investor	6,502,707	99,131	6.11%	5,277,283	78,154	6.01%	5,582,333	91,569	6.58%
Real estate construction	2,410,500	40,425	6.73%	2,055,338	34,043	6.72%	1,869,708	33,883	7.27%
Commercial real estate lending	8,913,207	139,556	6.28%	7,332,621	112,197	6.21%	7,452,041	125,452	6.75%
Total commercial	23,676,339	358,804	6.08%	20,300,031	300,672	6.01%	19,547,316	321,421	6.59%
Residential mortgage	6,916,754	65,963	3.81%	6,831,984	64,640	3.78%	7,034,607	64,995	3.70%
Auto finance	4,044,290	58,768	5.83%	3,125,504	41,969	5.45%	2,933,161	41,156	5.63%
Home equity	817,378	13,096	6.41%	709,865	11,692	6.60%	667,339	12,098	7.25%
Other consumer	415,476	10,388	10.03%	314,118	8,504	10.98%	309,578	8,644	11.20%
Total consumer	12,193,898	148,215	4.87%	10,981,471	126,805	4.65%	10,944,685	126,893	4.64%
Total loans	35,870,237	507,019	5.67%	31,281,502	427,477	5.53%	30,492,001	448,313	5.89%
Investments
Taxable securities	8,153,435	88,347	4.33%	7,071,751	75,676	4.28%	6,578,690	71,174	4.33%
Tax-exempt securities(b)	1,971,946	17,373	3.52%	1,978,501	17,389	3.52%	2,004,725	17,598	3.51%
Other short-term investments	1,291,636	14,694	4.56%	1,016,795	11,641	4.64%	999,294	12,679	5.09%
Total investments	11,417,017	120,414	4.22%	10,067,047	104,706	4.17%	9,582,709	101,451	4.24%
Total earning assets and related interest income	47,287,254	$627,433	5.32%	41,348,549	$532,183	5.20%	40,074,710	$549,764	5.50%
Other assets, net	3,948,588			3,670,399			3,345,353
Total assets	$51,235,842			$45,018,948			$43,420,063
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$6,046,605	$19,815	1.31%	$5,532,848	$17,690	1.30%	$5,222,869	$17,139	1.32%
Interest-bearing demand	8,720,180	37,161	1.71%	7,886,442	34,236	1.76%	7,683,402	42,485	2.22%
Money market	7,641,652	45,976	2.41%	6,061,442	34,239	2.29%	5,988,947	38,695	2.59%
Network transaction deposits	1,879,876	17,459	3.73%	1,917,854	17,502	3.70%	1,843,998	20,211	4.40%
Brokered CDs	4,085,995	40,487	3.97%	3,528,294	34,811	4.00%	4,089,844	45,418	4.45%
Other time deposits	4,945,821	42,867	3.48%	4,234,785	36,795	3.52%	3,725,205	33,707	3.63%
Total interest-bearing deposits	33,320,129	203,765	2.45%	29,161,665	175,273	2.44%	28,554,266	197,656	2.78%
Federal funds purchased and securities sold under agreements to repurchase	460,414	4,085	3.56%	425,142	3,732	3.56%	220,872	2,004	3.64%
FHLB advances	3,733,950	35,052	3.77%	3,380,379	31,570	3.79%	3,221,749	34,889	4.34%
Senior and subordinated debt	592,195	10,163	6.86%	594,401	10,163	6.84%	592,399	10,700	7.22%
Other interest-bearing liabilities	16,430	190	4.64%	11,212	116	4.18%	17,844	287	6.45%
Total funding	4,802,989	49,490	4.13%	4,411,134	45,581	4.18%	4,052,863	47,880	4.74%
Total interest-bearing liabilities and related interest expense	38,123,118	$253,255	2.66%	33,572,799	$220,854	2.67%	32,607,129	$245,536	3.02%
Noninterest-bearing demand deposits	7,062,098			5,999,278			5,648,935
Other liabilities	422,642			440,344			431,338
Stockholders’ equity	5,627,984			5,006,527			4,732,661
Total liabilities and stockholders’ equity	$51,235,842			$45,018,948			$43,420,063
Interest rate spread			2.65%			2.53%			2.48%
Net free funds			0.52%			0.50%			0.56%
Fully tax-equivalent net interest income and net interest margin		$374,178	3.17%		$311,329	3.03%		$304,228	3.04%
Fully tax-equivalent adjustment		(4,139)			(4,139)			(4,228)
Net interest income		$370,039			$307,190			$300,000
(a) Prior period has been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Loans held for sale have been included in the average balances.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income increased $91.1 million and $91.3 million, or 15% and 16%, as compared to the first six months of 2025, respectively. The average yield on earning assets decreased 22 bp and the cost of interest-bearing liabilities decreased 37 bp from the first six months of 2025. The increase in net interest income was primarily driven by growth in average earning assets resulting from the American National acquisition in the second quarter of 2026. In addition, asset yields benefited from a continued focus to shift the asset mix away from lower-yielding residential mortgages toward higher-yielding commercial loans, while rates paid on interest-bearing liabilities decreased alongside a mix shift in deposits to lower cost products. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets increased $4.7 billion, or 12%, from the first six months of 2025. Average loans increased $3.3 billion, or 11%, from the first six months of 2025, driven by loans acquired from American National as well as increases in commercial and industrial, auto finance, and real estate construction loans, partially offset by a decrease in residential mortgage loans as a result of the completion of the Corporation's mortgage portfolio sale in the first quarter of 2025 as part of the balance sheet repositioning announced in the fourth quarter of 2024. Average investments increased $1.4 billion, or 15%, from the first six months of 2025 due to the American National acquisition.
•    Average interest-bearing liabilities increased $3.6 billion, or 11%, compared to the first six months of 2025. Average interest-bearing deposits increased $2.4 billion, or 8% from the first six months of 2025. This was primarily driven by the acquisition of American National along with increases in other time deposits and savings, partially offset by a decrease in brokered CDs. Average total funding increased $1.3 billion, or 38%, from the first six months of 2025, primarily driven by an increase in FHLB advances to prepare for and execute the acquisition of American National and fund continued loan growth. Average noninterest-bearing demand deposits increased $889.1 million, or 16%, driven by deposits acquired from the American National acquisition and organic growth from the first six months of 2025.
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
Noninterest Income
Table 3 Noninterest Income

	Six months ended			Three months ended					Changes vs
(Dollars in thousands, except as noted)	Jun 30, 2026	Jun 30, 2025	YTD % Change	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2026	Jun 30, 2025
Wealth management fees	$51,435	$45,522	13%	$26,217	$25,219	$25,742	$25,315	$23,025	4%	14%
Service charges and deposit account fees	29,916	25,961	15%	15,863	14,054	13,827	13,861	13,147	13%	21%
Card-based fees	25,740	21,642	19%	14,161	11,579	12,679	12,308	11,200	22%	26%
Other fee-based revenue	10,623	10,245	4%	5,758	4,862	5,557	5,414	4,995	18%	15%
Capital markets, net	14,018	10,110	39%	7,476	6,543	11,175	10,764	5,765	14%	30%
Mortgage banking, net	8,888	8,035	11%	2,777	6,111	2,926	3,541	4,213	(55)%	(34)%
Loss on mortgage portfolio sale	—	(6,976)	(100)%	—	—	—	—	—	—%	—%
Bank and corporate owned life insurance	8,430	9,339	(10)%	4,615	3,816	3,804	4,051	4,135	21%	12%
Asset gains (losses), net	1,629	(2,613)	N/M	789	840	838	3,340	(1,735)	(6)%	N/M
Investment securities gains, net	6	11	(45)%	35	(28)	37	1	7	N/M	N/M
Other	5,571	$4,477	24%	2,707	2,861	2,799	2,670	2,226	(5)%	22%
Total noninterest income	$156,256	$125,754	24%	$80,398	$75,857	$79,384	$81,265	$66,977	6%	20%
Assets under management, at market value(a)				17,009	15,708	16,132	16,178	15,537	8%	9%
N/M = Not meaningful
(a) In millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Wealth management fees increased $5.9 million from the first six months of 2025, primarily due to increased assets under management.
•Service charges and deposit account fees increased $4.0 million from the first six months of 2025, due to an increase in overdraft and business demand deposit account fees.
•Card-based fees increased $4.1 million from the first six months of 2025, primarily due to commercial loan charges and interchange fee income.
•Capital markets, net increased $3.9 million from the first six months of 2025, primarily from increased syndication fees and interest rate swaps.
•Loss on mortgage portfolio sale decreased $7.0 million from the first six months of 2025, due to the balance sheet repositioning completed during the first quarter of 2025.
•Asset gains (losses), net increased $4.2 million from the first six months of 2025, due to changes in deferred compensation, partially offset by losses on leases.
Noninterest Expense
Table 4 Noninterest Expense

	Six months ended			Three months ended					QTD % Change vs
(Dollars in thousands)	Jun 30, 2026	Jun 30, 2025	YTD % Change	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025	Mar 31, 2026	Jun 30, 2025
Personnel	$296,341	$250,890	18%	$161,168	$135,172	$135,130	$135,703	$126,994	19%	27%
Technology	62,603	53,646	17%	32,867	29,736	28,641	28,590	26,508	11%	24%
Occupancy	27,817	28,025	(1)%	14,091	13,725	14,229	12,757	12,644	3%	11%
Business development and advertising	16,374	14,134	16%	8,548	7,827	9,118	8,362	7,748	9%	10%
Equipment	11,033	9,021	22%	5,423	5,610	6,888	4,368	4,494	(3)%	21%
Legal and professional	24,176	12,757	90%	17,454	6,721	5,945	5,232	6,674	160%	162%
Loan and foreclosure costs	3,259	5,299	(38)%	1,552	1,707	1,327	1,638	2,705	(9)%	(43)%
FDIC assessment	19,432	20,144	(4)%	10,595	8,837	6,589	9,980	9,708	20%	9%
Other intangible amortization	9,096	4,405	106%	6,894	2,203	2,203	2,203	2,203	N/M	N/M
Other	20,914	21,648	(3)%	13,290	7,625	9,396	7,369	9,674	74%	37%
Total noninterest expense	$491,045	$419,971	17%	$271,882	$219,163	$219,466	$216,202	$209,352	24%	30%

Average FTEs excluding overtime	4,129	3,993	3%	4,321	3,934	3,919	3,982	3,980	10%	9%
Annualized noninterest expense / average assets	2.06%	1.97%		2.13%	1.97%	1.96%	1.95%	1.93%
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $45.5 million from the first six months of 2025, driven by nonrecurring increases in severance and retention bonuses paired with ongoing increased salaries and annual incentive accruals primarily from the American National acquisition, and elevated health care benefit costs.
•Technology expense increased $9.0 million from the first six months of 2025, driven by an increase in subscription costs.
•Business development and advertising increased $2.2 million from the first six months of 2025, driven by marketing and advertising activities.
•Legal and professional expense increased $11.4 million from the first six months of 2025, primarily due to nonrecurring expenses related to the American National acquisition.
•Loan and foreclosure costs decreased $2.0 million from the first six months of 2025, due to recoveries on foreclosure costs due to sales of OREO properties in the first half of 2026.
•Other intangible amortization increased $4.4 million from the first six months of 2025, due to additional amortization related to core deposit intangibles recognized as part of the American National acquisition.

Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $68.9 million for the six months ended June 30, 2026, compared to income tax expense of $47.8 million for the six months ended June 30, 2025. The Corporation's effective tax rate from continuing operations was 22.06% and 18.34% for the six months ended June 30, 2026, and 2025, respectively. The increase in income tax expense of $21.0 million and higher effective tax rate during the first six months of 2026 as compared to the same period of 2025 were primarily due to the net impact of several discrete items from 2025 that resulted in the release of a portion of the valuation allowance, which did not reoccur in 2026. Additionally, the Corporation recognized higher net income before tax for the six months ended June 30, 2026, which reduced the relative impact of any recurring favorable rate drivers.
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

Balance Sheet Analysis
•At June 30, 2026, total assets were $51.8 billion, up $6.6 billion, or 15%, from December 31, 2025.
◦Cash and due from banks were $548.1 million at June 30, 2026, down $26.6 million, or 5%, from December 31, 2025. Interest bearing deposits in other financial institutions were $1.3 billion at June 30, 2026, up $124.3 million, or 11%, from December 31, 2025. See the Consolidated Statements of Cash Flows for detailed information on those fluctuations.
◦Available for sale investment securities were $6.4 billion at June 30, 2026, up $969.0 million or 18%, from December 31, 2025. Changes were primarily driven by the acquisition, sale, and reinvestment of the proceeds of the investment securities from the American National acquisition. See Note 3 Business Combinations and Note 6 Investment Securities of the notes to consolidated financial statements for additional detail.
◦Regulatory stocks of $329.4 million at June 30, 2026 were up $76.9 million, or 30%, from December 31, 2025 due to increases in FHLB advances in preparation for and execution of the the American National acquisition requiring additional purchases of FHLB stock.
◦Loans of $36.5 billion at June 30, 2026 were up $5.3 billion, or 17%, from December 31, 2025 primarily due to the American National acquisition and continued organic growth in the commercial and industrial loan portfolio. See Note 3 Business Combinations and Note 7 Loans of the notes to consolidated financial statements and Table 5 Period End Loan Composition below for additional detail.
◦Premise and equipment of $449.0 million at June 30, 2026, up $67.4 million, or 18% from December 31, 2025, primarily due to the American National acquisition. See Note 3 Business Combinations of the notes to consolidated financial statements for additional detail.
•At June 30, 2026, total liabilities were $46.2 billion, up $5.9 billion, or 15%, from December 31, 2025.
◦Total deposits of $39.9 billion at June 30, 2026 were up $4.4 billion or 12%, from December 31, 2025. The increase was primarily due to deposits assumed from the American National acquisition. See Note 3 Business Combinations of the notes to consolidated financial statements for additional detail.
◦Federal funds purchased and securities sold under agreements to repurchase was $529.3 million at June 30, 2026, up $221.4 million, or 72%, from December 31, 2025. FHLB advances of $4.6 billion at June 30, 2026 were up $1.3 billion, or 40%, from December 31, 2025. These increases were driven by the Corporation's need for additional funding to fund the loan growth in the first half of 2026 as well as execution of the American National acquisition. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
•At June 30, 2026, the loans to deposits ratio was 91.32%, up from 87.65% at December 31, 2025.
•At June 30, 2026, total stockholders' equity was $5.6 billion, up $662.8 million, or 13%, from December 31, 2025 primarily due to the issuance of additional shares of the Corporation's common stock in connection with the acquisition of American National.

Loans
Table 5 Period End Loan Composition

	Jun 30, 2026		Mar 31, 2026		Dec 31, 2025		Sep 30, 2025		Jun 30, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$13,750,175	38%	$12,339,597	39%	$11,799,757	38%	$11,567,651	37%	$11,281,964	37%
Commercial real estate — owner occupied	1,575,445	4%	1,193,778	4%	1,186,324	4%	1,149,939	4%	1,101,501	4%
Commercial and business lending	15,325,620	42%	13,533,375	43%	12,986,081	42%	12,717,590	41%	12,383,465	40%
Commercial real estate — investor	6,492,950	18%	5,266,584	16%	5,246,030	17%	5,369,441	17%	5,370,422	18%
Real estate construction	2,546,186	7%	2,117,479	7%	1,994,642	6%	1,958,766	6%	1,950,267	6%
Commercial real estate lending	9,039,136	25%	7,384,063	23%	7,240,672	23%	7,328,207	24%	7,320,689	24%
Total commercial	24,364,756	67%	20,917,438	66%	20,226,753	65%	20,045,797	65%	19,704,154	64%
Residential mortgage	6,808,398	19%	6,727,734	21%	6,793,957	22%	6,858,285	22%	6,949,387	23%
Auto finance	4,044,416	11%	3,136,334	10%	3,106,498	10%	3,041,644	10%	2,969,495	10%
Home equity	826,343	2%	706,075	2%	713,271	2%	698,112	2%	676,208	2%
Other consumer	423,127	1%	310,583	1%	323,135	1%	308,126	1%	308,361	1%
Total consumer	12,102,284	33%	10,880,726	34%	10,936,861	35%	10,906,167	35%	10,903,451	36%
Total loans	$36,467,040	100%	$31,798,164	100%	$31,163,614	100%	$30,951,964	100%	$30,607,605	100%
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

The Corporation’s loan distribution and interest rate sensitivity as of June 30, 2026 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

(Dollars in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Fixed rate
Commercial and industrial	$4,840,849	$1,396,539	$342,031	$35	$6,579,454	18%
Commercial real estate — owner occupied	160,187	397,749	125,816	6,931	690,683	2%
Commercial and business lending	5,001,036	1,794,288	467,847	6,966	7,270,137	20%
Commercial real estate — investor	697,252	654,378	94,312	5,232	1,451,174	4%
Real estate construction	410,812	113,475	10,903	6,935	542,125	1%
Commercial real estate lending	1,108,064	767,853	105,215	12,167	1,993,299	5%
Total commercial	6,109,100	2,562,141	573,062	19,133	9,263,436	25%
Residential mortgage	22,691	74,371	302,290	3,953,549	4,352,901	12%
Auto finance	22,074	2,310,151	1,712,191	—	4,044,416	11%
Home equity	1,099	6,308	23,844	6,995	38,246	—%
Other consumer	7,684	75,135	61,436	4,315	148,570	—%
Total consumer	53,548	2,465,965	2,099,761	3,964,859	8,584,133	23%
Total fixed rate loans	$6,162,648	$5,028,106	$2,672,823	$3,983,992	$17,847,569	48%
Floating or adjustable rate
Commercial and industrial	$7,046,167	$114,620	$972	$8,962	$7,170,721	20%
Commercial real estate — owner occupied	789,238	94,747	777	—	884,762	2%
Commercial and business lending	7,835,405	209,367	1,749	8,962	8,055,483	22%
Commercial real estate — investor	4,786,443	250,962	3,759	612	5,041,776	14%
Real estate construction	1,981,142	22,919	—	—	2,004,061	6%
Commercial real estate lending	6,767,585	273,881	3,759	612	7,045,837	20%
Total commercial	14,602,990	483,248	5,508	9,574	15,101,320	42%
Residential mortgage	221,237	1,035,531	1,198,674	55	2,455,497	7%
Home equity	754,144	33,600	316	37	788,097	2%
Other consumer	274,557	—	—	—	274,557	1%
Total consumer	1,249,938	1,069,131	1,198,990	92	3,518,151	10%
Total floating or adjustable rate loans	$15,852,928	$1,552,379	$1,204,498	$9,666	$18,619,471	52%

Total loans	$22,015,576	$6,580,485	$3,877,321	$3,993,658	$36,467,040	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At June 30, 2026, $24.8 billion, or 68%, of the loans outstanding and $21.2 billion, or 87%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At June 30, 2026, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based lending and equipment financing.

Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Jun 30, 2026	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
(Dollars in thousands)
Utilities(a)	221	$3,253,512	$4,249,681	9%
Real Estate(b)	531	2,616,999	4,137,227	8%
Credit Intermediation and Related Activities(c)	522	1,039,948	1,583,471	3%
Merchant Wholesalers, Durable Goods	423	737,268	1,213,733	2%
(a) 72% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
(b) 63% of the total real estate exposure comes from REIT lines.
(c) 71% of credit intermediation and related activities exposure comes from mortgage warehouse lines.
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
Table 8 Largest Commercial Real Estate - Investor Property Type Exposures

Jun 30, 2026	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	37%
Industrial	3%	24%
Office	2%	16%
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
Table 9 Largest Real Estate Construction Property Type Exposures

Jun 30, 2026	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	50%
The remaining real estate construction portfolio is spread over various other property types, none of which exceed 2% of total loan exposure.
The Corporation’s current lending standards for CRE and real estate construction lending are determined by property type and specifically address many criteria, including: maximum loan amounts, maximum LTV, requirements for pre-leasing and/or presales, minimum borrower equity, and maximum loan-to-cost. Currently, the maximum standard for LTV is 80%, with lower limits established for certain higher risk types, such as raw land that has a 50% LTV maximum. Certain loans acquired through business combinations may not adhere to these underwriting standards. The Corporation’s LTV guidelines are in compliance with regulatory supervisory limits. In most cases, for real estate construction loans, the loan amounts include interest reserves, which are built into the loans and sized to fund loan payments through construction and lease up and/or sell out.

Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's six-state branch footprint, with approximately 94% of the outstanding loan balances in the Corporation's branch footprint at June 30, 2026. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
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
The Corporation’s underwriting and risk-based pricing guidelines for home equity lines of credit and loans consist of a combination of both borrower FICO score and the original cumulative LTV against the property securing the loan. Currently, the Corporation's policy sets the maximum acceptable LTV at 90%. Certain loans acquired through business combinations may not adhere to these underwriting standards. The Corporation's current home equity line of credit offering is priced based on floating rate indices and generally allows 10 years of interest-only payments followed by a 20-year amortization of the outstanding balance. The loans in the Corporation's portfolio generally have an original term of 20 years with principal and interest payments required.
Indirect Auto: The Corporation currently purchases retail auto sales contracts via a network of approved auto dealerships across 22 states throughout the Northeast, Mid-Atlantic, Midwest, and Great Plains regions of the United States. The auto dealerships finance the sale of automobiles as the initial lender and then assign the contracts to the Corporation pursuant to dealer agreements. The Corporation’s underwriting and pricing guidelines are based on a dual risk grade derived from a combination of FICO auto score and proprietary internal custom score. Minimum grade and FICO score standards ensure the credit risk is appropriately managed to the Corporation’s risk appetite. Further, the grade influences loan-specific parameters such as vehicle age, term, LTV, loan amount, mileage, payment and debt service thresholds, and pricing. Maximum loan terms offered are 84 months on select grades with vehicle age, mileage, and other limitations in place to qualify. The program is designed to capture primarily prime and super prime contracts.
Other consumer: Other consumer consists of credit cards, recreational vehicles, revolving credit plans, and student loans. Credit risk for other consumer loans is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.
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

Table 10 Nonperforming Assets

(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Nonperforming assets
Commercial and industrial	$44,388	$19,606	$7,178	$12,802	$6,945
Commercial real estate — owner occupied	3,255	34	203	203	—
Commercial and business lending	47,643	19,640	7,381	13,006	6,945
Commercial real estate — investor	11,184	8,078	8,311	7,333	15,805
Real estate construction	2,974	25	144	145	146
Commercial real estate lending	14,158	8,103	8,455	7,478	15,950
Total commercial	61,801	27,743	15,836	20,484	22,895
Residential mortgage	70,335	66,890	68,492	69,093	73,817
Auto finance	10,973	8,888	8,271	8,218	8,004
Home equity	6,582	6,950	7,774	8,299	8,201
Other consumer	262	110	55	85	82
Total consumer	88,152	82,838	84,592	85,696	90,104
Total nonaccrual loans	149,953	110,581	100,428	106,179	112,999
Commercial real estate owned	28,856	25,530	25,530	27,203	31,629
Residential real estate owned	2,690	3,692	2,414	1,816	1,687
Bank properties real estate owned(a)	2,506	3,312	72	249	972
OREO	34,052	32,534	28,016	29,268	34,287
Repossessed assets	1,293	806	757	789	882
Total nonperforming assets	$185,298	$143,921	$129,201	$136,236	$148,169
Accruing loans past due 90 days or more
Commercial	$565	$385	$370	$395	$12,123
Consumer(b)	1,723	2,105	2,444	2,297	2,038
Total accruing loans past due 90 days or more	$2,288	$2,490	$2,814	$2,692	$14,160
Restructured loans (accruing)
Commercial	$367	$461	$458	$458	$431
Consumer	5,888	5,849	5,584	4,280	3,630
Total restructured loans (accruing)	$6,255	$6,310	$6,042	$4,738	$4,061
Nonaccrual restructured loans (included in nonaccrual loans)	$5,068	$4,424	$3,472	$3,899	$3,704
Ratios
Nonaccrual loans to total loans	0.41%	0.35%	0.32%	0.34%	0.37%
NPAs to total loans plus OREO and repossessed assets	0.51%	0.45%	0.41%	0.44%	0.48%
NPAs to total assets	0.36%	0.32%	0.29%	0.31%	0.34%
Allowance for credit losses on loans to nonaccrual loans	329.75%	384.36%	417.56%	390.49%	364.42%
Accruing loans 30-89 days past due
Commercial and industrial	$10,668	$24,253	$2,683	$1,071	$2,593
Commercial real estate — owner occupied	893	345	34	—	5,628
Commercial and business lending	11,561	24,598	2,717	1,071	8,221
Commercial real estate — investor	3,089	33,487	19,405	14,190	1,042
Real estate construction	1,437	—	117	21	90
Commercial real estate lending	4,526	33,487	19,522	14,211	1,132
Total commercial	16,087	58,085	22,239	15,282	9,353
Residential mortgage	14,034	7,755	13,135	12,684	8,744
Auto finance	20,367	14,549	16,445	14,013	13,149
Home equity	4,536	2,742	3,779	4,265	4,338
Other consumer(b)	2,988	2,173	2,704	2,728	2,578
Total consumer	41,925	27,219	36,063	33,689	28,810
Total accruing loans 30-89 days past due	$58,012	$85,304	$58,302	$48,971	$38,163
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for June 30, 2026 was the Moody's baseline scenario from May 2026, which was reviewed against the June 2026 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates in the Corporation's 2025 Annual Report on Form 10-K for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at June 30, 2026 and December 31, 2025 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
(Dollars in thousands)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Allowance for loan losses
Balance at beginning of period	$378,068	$363,545	$385,756	$378,068	$378,341	$376,515	$371,348
Provision for loan losses recorded at acquisition	397	—	397	—	—	—	—
Initial allowance for PCD loans	39,512	—	39,512	—	—	—	—
Initial allowance for PSL	28,263	—	28,263	—	—	—	—
Provision for loan losses	26,000	34,500	13,000	13,000	2,000	15,000	18,000
Charge offs	(34,492)	(32,062)	(26,282)	(8,210)	(7,636)	(15,254)	(18,348)
Recoveries	5,981	10,531	3,083	2,898	5,363	2,081	5,515
Net charge offs	(28,511)	(21,531)	(23,199)	(5,312)	(2,273)	(13,173)	(12,833)
Balance at end of period	$443,729	$376,515	$443,729	$385,756	$378,068	$378,341	$376,515
Allowance for unfunded commitments
Balance at beginning of period	$41,276	$38,776	$39,276	$41,276	$36,276	$35,276	$35,276
Initial allowance for PCD unfunded commitments	3,597	—	3,597	—	—	—	—
Initial allowance for purchased seasoned unfunded commitments	1,871	—	1,871	—	—	—	—
Provision for unfunded commitments	4,000	(3,500)	6,000	(2,000)	5,000	1,000	—
Balance at end of period	$50,744	$35,276	$50,744	$39,276	$41,276	$36,276	$35,276
Allowance for credit losses on loans	$494,473	$411,791	$494,473	$425,032	$419,344	$414,618	$411,791
Provision for credit losses on loans	30,397	31,000	19,397	11,000	7,000	16,000	18,000
Net (charge offs) recoveries
Commercial and industrial	$(20,340)	$(6,552)	$(17,604)	$(2,736)	$1,524	$(1,230)	$(1,826)
Commercial real estate — owner occupied	—	—	—	—	(113)	—	—
Commercial and business lending	(20,340)	(6,552)	(17,604)	(2,736)	1,411	(1,230)	(1,826)
Commercial real estate — investor	(2,210)	(9,385)	(2,710)	500	94	(8,930)	(8,493)
Real estate construction	4	150	2	2	2	2	121
Commercial real estate lending	(2,206)	(9,235)	(2,708)	502	96	(8,928)	(8,372)
Total commercial	(22,546)	(15,787)	(20,312)	(2,234)	1,507	(10,158)	(10,198)
Residential mortgage	(49)	(105)	(197)	148	(197)	(231)	(302)
Auto finance	(3,351)	(2,208)	(1,508)	(1,843)	(2,010)	(1,505)	(689)
Home equity	690	526	251	439	2	56	237
Other consumer	(3,255)	(3,957)	(1,433)	(1,822)	(1,575)	(1,336)	(1,881)
Total consumer	(5,965)	(5,744)	(2,887)	(3,078)	(3,780)	(3,015)	(2,636)
Total net charge offs	$(28,511)	$(21,531)	$(23,199)	$(5,312)	$(2,273)	$(13,173)	$(12,833)
Ratios
Allowance for credit losses on loans to total loans			1.36%	1.34%	1.35%	1.34%	1.35%
Allowance for credit losses on loans to net charge offs (annualized)	8.6x	9.5x	5.3x	19.7x	46.5x	7.9x	8.0x
Loan evaluation method for ACLL
Individually evaluated for impairment			$18,624	$19,919	$2,992	$4,518	$—
Collectively evaluated for impairment			475,849	405,113	416,352	410,100	411,791
Total ACLL			$494,473	$425,032	$419,344	$414,618	$411,791
Loan balance
Individually evaluated for impairment			$65,645	$59,321	$21,651	$19,282	$21,431
Collectively evaluated for impairment			36,401,395	31,738,843	31,141,963	30,932,683	30,586,174
Total loan balance			$36,467,040	$31,798,164	$31,163,614	$30,951,964	$30,607,605

Table 12 Annualized Net (Charge Offs) Recoveries to Average Loans

	YTD		Quarter Ended
(In basis points)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Net (charge offs) recoveries
Commercial and industrial	(33)	(12)	(54)	(9)	5	(4)	(7)
Commercial real estate — owner occupied	—	—	—	—	(4)	—	—
Commercial and business lending	(30)	(11)	(48)	(9)	4	(4)	(6)
Commercial real estate — investor	(8)	(34)	(17)	4	1	(67)	(61)
Real estate construction	—	2	—	—	—	—	3
Commercial real estate lending	(5)	(25)	(12)	3	1	(49)	(45)
Total commercial	(21)	(16)	(34)	(4)	3	(20)	(21)
Residential mortgage	—	—	(1)	1	(1)	(1)	(2)
Auto finance	(19)	(15)	(15)	(24)	(26)	(20)	(9)
Home equity	18	16	12	25	—	3	14
Other consumer	(180)	(256)	(138)	(235)	(200)	(173)	(244)
Total consumer	(10)	(11)	(9)	(11)	(14)	(11)	(10)
Total net charge offs	(17)	(14)	(26)	(7)	(3)	(17)	(17)
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total nonaccrual loans increased $49.5 million, or 49%, from December 31, 2025, and increased $37.0 million, or 33%, from June 30, 2025. The increase from December 31, 2025 was primarily driven by an organic increase in commercial and industrial and auto finance lending, partially offset by decreases in home equity and residential mortgage lending. Additionally, nonaccrual loans acquired from American National contributed to the increase. The increase from June 30, 2025 was primarily driven by nonaccrual loans acquired from American National. There were also organic increases in commercial and industrial and auto finance lending, partially offset by decreases in CRE - investor, residential mortgage, and home equity lending. See Note 7 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs increased $7.0 million from June 30, 2025, primarily driven by net charge offs of loans acquired from American National. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at June 30, 2026.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Jun 30, 2026		Mar 31, 2026		Dec 31, 2025		Sep 30, 2025		Jun 30, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,908,338	17%	$6,125,067	17%	$6,126,632	17%	$5,906,251	17%	$5,782,487	17%
Savings	6,171,614	15%	5,660,641	16%	5,471,870	15%	5,380,574	15%	5,291,674	15%
Interest-bearing demand	8,697,879	22%	7,964,665	22%	7,823,362	22%	7,791,861	22%	7,490,772	22%
Money market	7,614,164	19%	6,188,045	17%	6,139,438	17%	5,785,871	17%	5,915,867	17%
Network transaction deposits	1,823,130	5%	1,746,518	5%	2,154,995	6%	2,013,964	6%	1,792,362	5%
Brokered CDs	3,933,787	10%	3,562,752	10%	3,795,133	11%	3,956,517	11%	4,072,048	12%
Other time deposits	4,782,343	12%	4,484,077	13%	4,041,178	11%	4,046,815	12%	3,802,356	11%
Total deposits	$39,931,255	100%	$35,731,765	100%	$35,552,608	100%	$34,881,853	100%	$34,147,565	100%
Other customer funding(a)	55,371		42,372		47,794		64,570		75,440
Total deposits and other customer funding	$39,986,626		$35,774,137		$35,600,402		$34,946,423		$34,223,005
Less: Total network transaction deposits and brokered CDs	5,756,917		5,309,270		5,950,128		5,970,481		5,864,410
Core customer deposits(b) and other customer funding	$34,229,709		$30,464,867		$29,650,274		$28,975,941		$28,358,595
Time deposits of more than $250,000	1,073,890		956,299		834,309		832,718		775,107
(a) Includes repurchase agreements.
(b) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.

•Total deposits, which are the Corporation's largest source of funds, increased $4.4 billion, or 12% from December 31, 2025, and increased $5.8 billion, or 17%, from June 30, 2025. The increases from December 31, 2025 and June 30, 2025, were driven by the American National acquisition causing increases in all deposit categories, except network transaction deposits and brokered CD's, respectively.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 26.5% of total deposits at both June 30, 2026 and December 31, 2025, while it was 24.8% at June 30, 2025.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At June 30, 2026, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of June 30, 2026, the Bank had $5.3 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of June 30, 2026, the Bank had $6.4 billion available for discount window borrowings.
•Issuances by the Parent Company; the Corporation maintains on file with the SEC a universal shelf registration statement, under which the Parent Company may offer the following securities, either separately or in units: debt securities, preferred stock, depositary shares, common stock, and warrants.
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
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

(Dollars in thousands)	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Federal Reserve Bank balance	$1,265,738	$915,691	$1,139,401	$799,991	$735,876
Available FHLB Chicago capacity	5,330,837	5,574,246	6,221,495	5,943,747	5,026,154
Available Federal Reserve Bank discount window capacity	6,387,365	6,506,759	6,443,766	5,725,892	5,441,186
Funding available within one business day(a)	12,983,940	12,996,696	13,804,662	12,469,630	11,203,216
Available federal funds lines	1,967,000	1,981,000	1,846,000	1,419,000	1,729,000
Available brokered deposits capacity(b)	2,014,958	1,529,791	823,055	697,898	734,649
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$17,965,898	$17,507,487	$17,473,717	$15,586,528	$14,666,865
Uninsured and uncollateralized deposits	$10,590,229	$9,178,436	$9,432,066	$8,697,563	$8,469,167
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	123%	142%	146%	143%	132%
Coverage ratio of uninsured and uncollateralized deposits with total funding	170%	191%	185%	179%	173%
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
For the six months ended June 30, 2026, net cash provided by operating and financing activities was $343.0 million and $1.2 billion, respectively, while investing activities used net cash of $1.4 billion, for a net increase in cash and cash equivalents of $110.6 million since year-end 2025. At June 30, 2026, assets of $51.8 billion increased $6.6 billion, or 15%, from year-end 2025. On the funding side, deposits of $39.9 billion increased $4.4 billion, or 12% from year-end 2025, short-term funding increased $221.4 million, or 72%, and FHLB advances increased $1.3 billion or 40%.
For the six months ended June 30, 2025, net cash provided by operating and financing activities was $239.6 million and $765.5 million, respectively, while investing activities used net cash of $764.6 million, for a net increase in cash and cash equivalents of $240.5 million since year-end 2024. At June 30, 2025, assets of $44.0 billion increased $970.7 million, or 2%, from year-end 2024. On the funding side, deposits of $34.1 billion decreased $500.9 million, or 1%, from year-end 2024, short-term funding decreased $394.8 million, or 84%, and FHLB advances increased $2.0 billion, or 109%.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at June 30, 2026.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first six months of 2026.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Jun 30, 2026		Dec 31, 2025
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.9%	1.8%	1.5%	2.0%
200 bp increase in interest rates	3.7%	3.4%	2.8%	3.9%
100 bp decrease in interest rates	(1.2)%	(1.0)%	(0.8)%	(1.4)%
200 bp decrease in interest rates	(2.6)%	(2.4)%	(2.2)%	(3.4)%
At June 30, 2026, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Jun 30, 2026	Dec 31, 2025
Instantaneous Rate Change
100 bp increase in interest rates	(4.8)%	(5.2)%
200 bp increase in interest rates	(10.6)%	(11.8)%
100 bp decrease in interest rates	2.5%	2.3%
200 bp decrease in interest rates	2.2%	1.4%
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at June 30, 2026, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

(in thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$8,500,693	$195,624	$19,761	$52	$8,716,130
Federal funds purchased and securities sold under agreements to repurchase	529,276	—	—	—	529,276
FHLB advances	4,368,275	204,249	2,157	—	4,574,681
Senior and subordinated debt	—	—	298,547	292,533	591,080
Operating leases	5,853	10,098	7,342	16,544	39,837
Total	$13,404,097	$409,971	$327,807	$309,129	$14,451,004
The Corporation also has obligations under its derivatives, lending-related commitments, and retirement plans as described in Note 10 Derivative and Hedging Activities, Note 12 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings, and Note 14 Retirement Plans of the notes to consolidated financial statements, respectively. Further discussion of the nature of federal funds purchased and securities sold under agreements to repurchase, FHLB advances, and senior and subordinated debt is included in Note 9 Short and Long-Term Funding of the notes to consolidated financial statements.
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At June 30, 2026, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
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

Table 18 Capital Ratios

	YTD		Quarter Ended
(Dollars in thousands)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Risk-based capital(a)
CET1(b)			$4,304,915	$3,744,610	$3,683,711	$3,584,712	$3,493,316
Tier 1 capital			4,499,027	3,938,722	3,877,823	3,778,824	3,687,428
Total capital			5,259,164	4,657,925	4,593,079	4,488,957	4,394,367
Total risk-weighted assets			41,108,330	35,773,810	35,125,680	34,688,358	34,241,408
CET1 capital ratio(b)			10.47%	10.47%	10.49%	10.33%	10.20%
Tier 1 capital ratio			10.94%	11.01%	11.04%	10.89%	10.77%
Total capital ratio			12.79%	13.02%	13.08%	12.94%	12.83%
Tier 1 leverage ratio			8.99%	8.98%	8.96%	8.81%	8.72%
Selected equity and performance ratios
Total stockholders’ equity / total assets			10.88%	10.96%	11.01%	10.95%	10.87%
Average stockholders' equity / average assets	11.05%	10.88%	10.98%	11.12%	11.05%	10.95%	10.90%
Tangible common equity / tangible assets (TCE Ratio)(c)			8.27%	8.27%	8.29%	8.18%	8.06%
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

See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the second quarter of 2026.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
(Dollars in thousands)	Jun 30, 2026	Jun 30, 2025	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2025
Tangible common equity reconciliation
Common equity			$5,444,011	$4,803,760	$4,781,235	$4,674,186	$4,586,669
Less: Goodwill and other intangible assets, net			1,264,034	1,125,639	1,127,842	1,130,044	1,132,247
Tangible common equity for TBV / share and TCE Ratio			$4,179,977	$3,678,121	$3,653,393	$3,544,142	$3,454,422
Tangible assets reconciliation
Total assets			$51,812,506	$45,593,740	$45,202,596	$44,455,863	$43,993,729
Less: Goodwill and other intangible assets, net			1,264,034	1,125,639	1,127,842	1,130,044	1,132,247
Tangible assets for TCE Ratio			$50,548,472	$44,468,101	$44,074,754	$43,325,819	$42,861,482
Average tangible common equity reconciliation
Average common equity	$5,124,860	$4,487,789	$5,433,872	$4,812,415	$4,713,445	$4,627,038	$4,538,549
Less: Average goodwill and other intangible assets, net	1,197,702	1,134,600	1,267,876	1,126,748	1,129,055	1,131,385	1,133,627
Average tangible common equity for ROATCE	$3,927,158	$3,353,189	$4,165,996	$3,685,667	$3,584,390	$3,495,653	$3,404,922
Average tangible assets reconciliation
Average total assets	$48,144,569	$43,027,526	$51,235,842	$45,018,948	$44,402,771	$44,015,203	$43,420,063
Less: Average goodwill and other intangible assets, net	1,197,702	1,134,600	1,267,876	1,126,748	1,129,055	1,131,385	1,133,627
Average tangible assets for return on average tangible assets	$46,946,867	$41,892,926	$49,967,966	$43,892,200	$43,273,716	$42,883,818	$42,286,436
Adjusted net income reconciliation
Net income	$243,200	$212,916	$123,564	$119,635	$137,129	$124,732	$111,230
Other intangible amortization, net of tax	6,822	3,304	5,170	1,652	1,652	1,652	1,652
Adjusted net income for return on average tangible assets	$250,022	$216,220	$128,734	$121,287	$138,781	$126,384	$112,882
Adjusted net income available to common equity reconciliation
Net income available to common equity	$237,450	$207,166	$120,689	$116,760	$134,254	$121,857	$108,355
Other intangible amortization, net of tax	6,822	3,304	5,170	1,652	1,652	1,652	1,652
Adjusted net income available to common equity for ROATCE	$244,272	$210,470	$125,859	$118,412	$135,906	$123,509	$110,007
Period end core customer deposits reconciliation
Total deposits			$39,931,255	$35,731,765	$35,552,608	$34,881,853	$34,147,565
Less: Network transaction deposits			1,823,130	1,746,518	2,154,995	2,013,964	1,792,362
Less: Brokered CDs			3,933,787	3,562,752	3,795,133	3,956,517	4,072,048
Core customer deposits			$34,174,338	$30,422,495	$29,602,480	$28,911,371	$28,283,155
Average core customer deposits reconciliation
Average total deposits	$37,786,008	$34,516,592	$40,382,227	$35,160,943	$35,628,917	$34,705,887	$34,203,201
Less: Average network transaction deposits	1,898,760	1,845,974	1,879,876	1,917,854	2,090,587	1,933,659	1,843,998
Less: Average brokered CDs	3,808,685	4,201,955	4,085,995	3,528,294	3,998,012	3,916,329	4,089,844
Average core customer deposits	$32,078,563	$28,468,663	$34,416,356	$29,714,795	$29,540,318	$28,855,899	$28,269,359
Total expense for efficiency ratios reconciliation
Noninterest expense	$491,045	$419,971	$271,882	$219,163	$219,466	$216,202	$209,352
Less: Other intangible amortization	9,096	4,405	6,894	2,203	2,203	2,203	2,203
Total expense for fully tax-equivalent efficiency ratio	481,949	415,566	264,988	216,960	217,263	213,999	207,149
Less: Acquisition costs(a)	25,476	—	24,469	1,007	252	—	—
Total expense for adjusted efficiency ratio	$456,473	$415,566	$240,519	$215,953	$217,011	$213,999	$207,149
Total revenue for efficiency ratios reconciliation
Net interest income	$677,228	$585,940	$370,039	$307,190	$309,981	$305,222	$300,000
Noninterest income	156,256	125,754	80,398	75,857	79,384	81,265	66,977
Less: Investment securities (losses) gains, net	6	11	35	(28)	37	1	7
Fully tax-equivalent adjustment	8,279	8,483	4,139	4,139	4,196	4,222	4,228
Total revenue for fully tax-equivalent efficiency ratio	841,757	720,166	454,541	387,214	393,524	390,708	371,198
Less: Announced initiatives(b)	—	(6,976)	—	—	—	—	—
Total revenue for adjusted efficiency ratio	$841,757	$727,142	$454,541	$387,214	$393,524	$390,708	$371,198
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

Sequential Quarter Results
The Corporation reported net income of $123.6 million for the second quarter of 2026, compared to a net income of $119.6 million for the first quarter of 2026. Net income available to common equity was $120.7 million for the second quarter of 2026, or $0.64 and $0.63 for basic and diluted earnings per common share, respectively. Comparatively, the net income available to common equity for the first quarter of 2026 was $116.8 million, or $0.70 for both basic and diluted earnings per common share.
Fully tax-equivalent net interest income for the second quarter of 2026 was $374.2 million, $62.8 million, or 20%, higher than the first quarter of 2026. The increase in net interest income was driven by growth in average earning assets resulting from the American National acquisition, along with an improved interest rate spread. The net interest margin in the second quarter of 2026 and first quarter of 2026 were 3.17% and 3.03%, respectively.
Average earning assets increased $5.9 billion, or 14%, to $47.3 billion in the second quarter of 2026. Driven by the acquisition of American National's loan portfolio and continued organic growth in commercial and industrial lending, average loans increased $4.6 billion, or 15%. On the funding side, average total interest-bearing deposits increased $4.2 billion, or 14%, primarily driven by the acquisition of American National along with organic increases in all deposit types except for network transaction deposits and money market.
The provision for credit losses was $19.4 million for the second quarter of 2026 and $11.0 million for the first quarter of 2026. This was due to an increase in our allowance for unfunded commitments; and general macroeconomic trends. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2026 was $80.4 million, up $4.5 million, or 6% from the first quarter of 2026. This is due to an increase in income from card-based fees and service charges and deposit account fees, partially offset by a decrease in mortgage banking income.
Noninterest expense for the second quarter of 2026 was $271.9 million, up $52.7 million, or 24% from the first quarter of 2026. This was primarily driven by increases in expenses related to the American National acquisition.
For the second quarter of 2026, the Corporation recognized income tax expense of $35.6 million, compared to an income tax expense of $33.2 million for the first quarter of 2026. The increase in expense from the first quarter of 2026 was primarily attributable to an increase in net income from the American National acquisition.
Comparable Quarter Results
The Corporation reported net income of $123.6 million for the second quarter of 2026, compared to net income of $111.2 million for the second quarter of 2025. Net income available to common equity was $120.7 million for the second quarter of 2026, or $0.64 and $0.63 for basic and diluted earnings per common share, respectively. Comparatively, net income available to common equity for the second quarter of 2025 was $108.4 million, or $0.65 for both basic and diluted earnings per common share.
Fully tax-equivalent net interest income for the second quarter of 2026 was $374.2 million, $70.0 million, or 23%, higher than the second quarter of 2025. The net interest margin between the comparable quarters was up 13 bp, to 3.17% in the second quarter of 2026 from the second quarter of 2025. The increase in net interest income was primarily driven by growth in average earning assets resulting from the American National acquisition, along with an improved interest rate spread.
Average earning assets increased $7.2 billion, or 18%, to $47.3 billion in the second quarter of 2026. Average loans increased $5.4 billion, or 18% and average investments increased $1.8 billion, or 19%, primarily due to the American National transaction and continued organic growth in commercial and industrial lending. On the funding side, average interest-bearing deposits increased $4.8 billion, or 17%, from the second quarter of 2025, primarily due to the American National acquisition. Average short and long-term funding increased $750.1 million, or 19%, primarily due to increases in federal funds purchased and securities sold under repurchase agreements and short term FHLB advances driven by the Corporation's need for additional funding to continue to fund the loan growth as well as execution of the American National acquisition.
The provision for credit losses was $19.4 million for the second quarter of 2026, compared to a provision of $18.0 million for the second quarter of 2025. This was due to loan growth, continued nominal credit movement in the portfolio, and general macroeconomic conditions. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the second quarter of 2026 was $80.4 million, up $13.4 million, or 20%, compared to the second quarter of 2025. This is due to an increase in income from wealth management fees, card-based fees, and service charges and deposit account fees, and partially offset by a decrease in mortgage banking income.

Back to table of contents
Noninterest expense for the second quarter of 2026 was $271.9 million, up $62.5 million, or 30%, from the second quarter of 2025, driven by nonrecurring expenses related to the American National transaction and increases in personnel expense related to increases in annual incentive accruals and health care costs and technology costs.
The Corporation recognized income tax expense of $35.6 million for the second quarter of 2026, compared to income tax expense of $28.4 million for the second quarter of 2025. The increase was due the net effect of several discrete items with favorable tax rate impacts in the second quarter of 2025 that did not reoccur, as well as an increase in net income in the second quarter of 2026.
Segment Review
The reportable segments are Corporate and Commercial Specialty; Community, Consumer and Business; and Risk Management and Shared Services. The financial information of the Corporation’s segments was compiled utilizing the accounting policies described in the Corporation’s 2025 Annual Report on Form 10-K and Note 15 Segment Reporting of the notes to consolidated financial statements.
Table 20 Selected Segment Financial Data

	Three Months Ended Jun 30,			Six Months Ended Jun 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Corporate and Commercial Specialty
Total revenue	$177,331	$147,625	20%	$319,616	$291,593	10%
Provision for credit losses	21,287	20,369	5%	41,947	39,382	7%
Noninterest expense	58,400	56,021	4%	108,131	112,155	(4)%
Income tax expense	17,567	13,211	33%	30,825	25,997	19%
Net income	80,077	58,025	38%	138,713	114,059	22%
Average earning assets	21,167,443	17,501,224	21%	19,689,554	17,253,366	14%
Average loans	21,160,951	17,483,645	21%	19,680,150	17,241,671	14%
Average deposits	8,907,099	6,921,336	29%	7,928,845	7,082,223	12%
Community, Consumer, and Business
Total revenue	$278,964	$263,830	6%	$533,373	$520,783	2%
Provision for credit losses	6,456	6,363	1%	13,391	12,434	8%
Noninterest expense	174,545	153,331	14%	330,630	307,816	7%
Income tax expense	20,676	21,869	(5)%	39,868	42,112	(5)%
Net income	77,287	82,268	(6)%	149,484	158,421	(6)%
Average earning assets	14,263,119	12,533,452	14%	13,478,556	12,591,669	7%
Average loans	14,259,708	12,530,041	14%	13,475,145	12,588,258	7%
Average deposits	24,622,409	21,185,516	16%	23,409,579	21,239,541	10%
Risk Management and Shared Services
Total net revenue	$(5,858)	$(44,478)	(87)%	$(19,505)	$(100,682)	(81)%
Provision for credit losses	(8,355)	(8,736)	(4)%	(24,949)	(20,817)	20%
Noninterest expense	38,937	—	N/M	52,284	—	N/M
Income tax benefit	(2,640)	(6,681)	(60)%	(1,843)	(20,301)	(91)%
Net loss	(33,800)	(29,063)	16%	(44,997)	(59,564)	(24)%
Average earning assets	11,856,692	10,040,034	18%	11,166,195	9,835,976	14%
Average loans	449,578	478,315	(6)%	433,250	472,615	(8)%
Average deposits	6,852,719	6,096,349	12%	6,447,584	6,194,828	4%
N/M = Not meaningful

Notable Changes in Segment Financial Data
Corporate and Commercial Specialty
•Net income increased $24.7 million from the six months ended June 30, 2025, attributable to growth in commercial and business lending as well as the inclusion of operating results from the recent acquisition of American National.
•Average earning assets and average loans increased $2.4 billion and compared to the six months ended June 30, 2025, primarily driven by the acquisition of American National and continued organic growth in commercial and industrial lending.

•Average deposits increased $846.6 million from the six months ended June 30, 2025 due to increases in all major deposit types primarily through the acquisition of American National.
Community, Consumer, and Business
•Average earning assets and average loans both increased by $886.9 million from the six months ended June 30, 2025, driven by the acquisition of American National loans with the majority being auto finance loans.
•Average deposits increased $2.2 billion from the six months ended June 30, 2025, driven by increases in all deposit types through the acquisition of American National and organic core customer deposit growth.
Risk Management and Shared Services
•Total net revenue increased $81.2 million from the six months ended June 30, 2025, due to an increase in direct interest income due to the increased AFS securities acquired from American National and additional FTP expense being allocated to the other segments based on their related funding mixes.
•Average earning assets increased $1.3 billion from the six months ended June 30, 2025, due to an increase to the Corporation's the investment portfolio following the American National acquisition.
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
Recent Developments
On July 28, 2026, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.24 per common share, payable on September 15, 2026, to shareholders of record at the close of business on September 1, 2026.
The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Perpetual Preferred Stock, Series E, payable on September 15, 2026 to the shareholders of record at the close of business on September 1, 2026.
The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Perpetual Preferred Stock, Series F, payable on September 15, 2026 to the shareholders of record at the close of business on September 1, 2026.

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
As of June 30, 2026, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2026.
On April 1, 2026, the Corporation completed its acquisition of American National. The Corporation is in the process of integrating the acquired operations, business processes and systems into its overall internal control environment and has begun to extend its oversight and monitoring activities to include the acquired operations. Management's evaluation of internal control over financial reporting as of June 30, 2026 did not include an assessment of the internal controls over financial reporting of American National. The Corporation expects to continue evaluating and integrating American National into the Corporation's internal control environment in connection with the planned conversion of systems and operations.
Other than the integration activities associated with the American National acquisition, there were no changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings
The information required by this item is set forth in Part I, Item 1 under Note 12 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings of the notes to consolidated financial statements.

ITEM 1A.	Risk Factors
There have been no material changes in the Risk Factors described in the Corporation’s 2025 Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2026, the Corporation repurchased $0.7 million of common stock, all of which were related to tax withholding on equity compensation. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
April 1, 2026 - April 30, 2026	2,614	$26.74	—
May 1, 2026 - May 31, 2026	17,840	28.21	—
June 1, 2026 - June 30, 2026	2,935	27.54	—
Total	23,389	$27.96	—	6,950,375
(a) During the second quarter of 2026, the Corporation repurchased 23,389 shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2021 and 2026 authorization.
(b) On January 27 and April 28, 2026, the Board of Directors authorized the repurchase of up to $100 million each of the Corporation's common stock. This repurchase authorization was in addition to the authority remaining under the previous program. At June 30, 2026, there remained $213.9 million authorized to be repurchased in the aggregate. Approximately 7.0 million shares of common stock remained available to be repurchased under this Board authorization given the closing share price on June 30, 2026.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended June 30, 2026, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: August 4, 2026	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: August 4, 2026	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: August 4, 2026	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer