Form 10-Q
period 2026-09-30
ASSOCIATED BANC-CORP
filed 2026-10-27
CIK 7789

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2026

or

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
Yes  ☐        No  ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of registrant’s common stock, par value $0.01 per share, at October 23, 2026 was 185,705,763.

ASSOCIATED BANC-CORP

ASSOCIATED BANC-CORP
Commonly Used Terms
The following listing provides a reference of common acronyms, abbreviations, and other defined terms used throughout the document:

ACLL	Allowance for Credit Losses on Loans
AFS	Available for Sale
ALCO	Asset / Liability Committee
AOCI	Accumulated Other Comprehensive Income
American National	American National Corporation
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
the Bank	Associated Bank, National Association
Basel III	International framework established by the Basel Committee on Banking Supervision for the regulation of capital and liquidity
bp	basis point(s)
CDs	Certificates of Deposit
CDIs	Core Deposit Intangibles
CECL	Current Expected Credit Losses
CET1	Common Equity Tier 1
Corporation / our	Associated Banc-Corp collectively with all of its subsidiaries and affiliates
CRA	Community Reinvestment Act
CRE	Commercial Real Estate
EAR	Earnings at Risk
ERC	Enterprise Risk Committee of the Corporation's Board of Directors
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FFELP	Federal Family Education Loan Program
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FICO	Fair Isaac Corporation
FNMA	Federal National Mortgage Association
FTEs	Full-time equivalent employees
FTP	Funds Transfer Pricing
GAAP	Generally Accepted Accounting Principles
GNMA	Government National Mortgage Association
GSE	Government-Sponsored Enterprise
HTM	Held to Maturity
LTV	Loan-to-Value
Merger Agreement	Agreement and Plan of Merger dated November 30, 2025
Moody's	Moody’s Investors Service
MSRs	Mortgage Servicing Rights
MVE	Market Value of Equity
NAV	Net Asset Value measured at fair value per share (or its equivalent) as a practical expedient
Net Free Funds	Noninterest-bearing sources of funds
NPAs	Nonperforming Assets
OCI	Other Comprehensive Income
OREO	Other Real Estate Owned

Parent Company	Associated Banc-Corp individually
PCD	Purchased Credit-Deteriorated
PSL	Purchased Seasoned Loans
QTD	Quarter-to-date
RAP	Retirement Account Plan
Repurchase Agreements	Securities sold under agreements to repurchase
Restricted Stock Awards	Restricted common stock and restricted common stock units
Rev Loan(s)	Revolving loans
SBA	Small Business Administration
SEC	U.S. Securities and Exchange Commission
Series E Preferred Stock	The Corporation's 5.875% Non-Cumulative Perpetual Preferred Stock, Series E, liquidation preference $1,000 per share
Series F Preferred Stock	The Corporation's 5.625% Non-Cumulative Perpetual Preferred Stock, Series F, liquidation preference $1,000 per share
SOFR	Secured Overnight Finance Rate
YTD	Year-to-Date

PART I - FINANCIAL INFORMATION

ITEM 1.	Financial Statements:
ASSOCIATED BANC-CORP
Consolidated Balance Sheets

	Sep 30, 2026	Dec 31, 2025
(in thousands, except share and per share data)	(Unaudited)	(Audited)
Assets
Cash and due from banks	$644,519	$574,698
Interest-bearing deposits in other financial institutions	982,850	1,144,123
Federal funds sold and securities purchased under agreements to resell	100	1,400
AFS investment securities, net	6,198,828	5,397,563
HTM investment securities, net	3,462,166	3,602,519
Equity securities	30,043	26,060
Regulatory stocks, at cost	304,330	252,514
Residential loans held for sale	66,770	72,499
Loans	36,519,871	31,163,614
Allowance for loan losses	(441,124)	(378,068)
Loans, net	36,078,747	30,785,546
Tax credit and other investments	242,894	236,657
Premises and equipment, net	447,112	381,624
Bank and corporate owned life insurance	717,175	694,452
Goodwill	1,147,081	1,104,992
Other intangible assets, net	110,059	22,849
Mortgage servicing rights, net	94,919	86,337
Interest receivable	183,595	161,118
Other assets	688,664	657,645
Total assets	$51,399,852	$45,202,596
Liabilities and stockholders' equity
Noninterest-bearing demand deposits	$6,914,688	$6,126,632
Interest-bearing deposits	33,466,262	29,425,976
Total deposits	40,380,950	35,552,608
Federal funds purchased and securities sold under agreements to repurchase	266,329	307,864
FHLB advances	3,961,112	3,268,094
Senior and subordinated debt	589,168	594,276
Allowance for unfunded commitments	49,744	41,276
Accrued expenses and other liabilities	676,917	463,131
Total liabilities	$45,924,220	$40,227,249
Stockholders' equity
Preferred equity	$194,112	$194,112
Common equity
Common stock	$2,120	$1,890
Surplus	2,652,864	2,050,410
Retained earnings	3,476,940	3,226,756
Accumulated other comprehensive loss	(247,316)	(7,566)
Treasury stock, at cost	(603,088)	(490,255)
Total common equity	5,281,520	4,781,235
Total stockholders' equity	5,475,632	4,975,347
Total liabilities and stockholders' equity	$51,399,852	$45,202,596
Preferred shares authorized (par value $1.00 per share)	750,000	750,000
Preferred shares issued and outstanding	200,000	200,000
Common shares authorized (par value $0.01 per share)	250,000,000	250,000,000
Common shares issued	211,991,791	189,016,409
Common shares outstanding	185,693,975	165,979,940

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$516,411	$455,623	$1,449,927	$1,336,703
Interest and dividends on investment securities
Taxable	87,551	73,727	251,574	214,689
Tax-exempt	13,510	13,888	40,972	41,746
Other interest	16,109	13,353	42,444	35,274
Total interest income	633,581	556,591	1,784,917	1,628,412
Interest expense
Interest on deposits	208,601	202,344	587,639	609,139
Interest on federal funds purchased and securities sold under agreements to repurchase	3,008	2,107	10,826	7,733
Interest on FHLB advances	34,138	35,965	100,760	86,944
Interest on senior and subordinated debt	10,231	10,741	30,556	32,526
Interest on other interest-bearing liabilities	352	212	657	907
Total interest expense	256,330	251,369	730,438	737,250
Net interest income	377,251	305,222	1,054,479	891,163
Provision for credit losses	14,005	16,000	44,394	46,999
Net interest income after provision for credit losses	363,246	289,223	1,010,085	844,164
Noninterest income
Wealth management fees	26,161	25,315	77,596	70,837
Service charges and deposit account fees	16,793	13,861	46,709	39,822
Card-based fees	14,549	12,308	40,289	33,950
Other fee-based revenue	6,630	5,414	17,250	15,659
Capital markets, net	10,702	10,764	24,720	20,873
Mortgage banking, net	1,765	3,541	10,653	11,577
Loss on mortgage portfolio sale	—	—	—	(6,976)
Bank and corporate owned life insurance	4,691	4,051	13,122	13,391
Asset gains, net	2,676	3,340	4,305	727
Investment securities (losses) gains, net	(46)	1	(40)	13
Other	3,210	2,670	8,783	7,147
Total noninterest income	87,131	81,265	243,387	207,019
Noninterest expense
Personnel	153,714	135,703	450,054	386,593
Technology	42,725	28,590	105,328	82,237
Occupancy	15,552	12,757	43,369	40,782
Business development and advertising	9,477	8,362	25,851	22,496
Equipment	5,480	4,368	16,514	13,389
Legal and professional	9,053	5,232	33,228	17,989
Loan and foreclosure costs	2,039	1,638	5,298	6,937
FDIC assessment	11,802	9,980	31,234	30,124
Other intangible amortization	6,894	2,203	15,990	6,608
Other	3,606	7,369	24,520	29,017
Total noninterest expense	260,342	216,202	751,386	636,173
Income before income taxes	190,035	154,286	502,086	415,010
Income tax expense	43,449	29,554	112,301	77,362
Net income	146,586	124,732	389,785	337,648
Preferred stock dividends	2,875	2,875	8,625	8,625
Net income available to common equity	$143,711	$121,857	$381,160	$329,023
Earnings per common share
Basic	$0.77	$0.73	$2.11	$1.98
Diluted	$0.76	$0.73	$2.09	$1.96
Average common shares outstanding
Basic	186,685	165,029	180,034	165,064
Diluted	188,500	166,703	181,782	166,645
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2026	2025	2026	2025
Net income	$146,586	$124,732	$389,785	$337,648
Other comprehensive (loss) income, net of tax
Investment securities
Net unrealized (losses) gains	(199,386)	(5,178)	(272,763)	47,970
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,912	1,992	5,503	5,978
Income tax benefit (expense)	49,254	795	66,660	(13,456)
Other comprehensive (loss) income on investment securities	(148,220)	(2,392)	(200,600)	40,492
Cash flow hedge derivatives
Net unrealized (losses) gains	(15,247)	(825)	(29,665)	7,707
Reclassification adjustment for net (gains) losses realized in net income	(436)	1,440	(1,779)	3,995
Income tax (expense) benefit	(3,773)	148	(7,565)	2,816
Other comprehensive (loss) income on cash flow hedge derivatives	(19,456)	763	(39,009)	14,518
Defined benefit pension and postretirement obligations
Amortization of prior service cost	(63)	(63)	(189)	(189)
Net actuarial gain	—	—	—	4,770
Amortization of actuarial loss	—	(4)	—	(12)
Income tax benefit (expense)	16	17	47	(1,140)
Other comprehensive (loss) income on pension and postretirement obligations	(47)	(51)	(142)	3,429
Total other comprehensive (loss) income	(167,723)	(1,680)	(239,750)	58,439
Comprehensive (loss) income	$(21,137)	$123,052	$150,035	$396,087
Numbers may not recalculate due to rounding conventions.
See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance, December 31, 2025	$194,112	$1,890	$2,050,410	$3,226,756	$(7,566)	$(490,255)	$4,975,347
Comprehensive income:
Net income	—	—	—	119,635	—	—	119,635
Other comprehensive loss	—	—	—	—	(36,939)	—	(36,939)
Comprehensive income							82,696
Common stock issued:
Stock-based compensation plans, net	—	—	(5,126)	—	—	12,247	7,121
Purchase of treasury stock, open market purchases	—	—	—	—	—	(25,202)	(25,202)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(6,377)	(6,377)
Cash dividends:
Common stock(a)	—	—	—	(40,058)	—	—	(40,058)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,220	—	—	—	7,220
Balance, March 31, 2026	$194,112	$1,890	$2,052,504	$3,303,458	$(44,505)	$(509,587)	$4,997,872
Comprehensive income:
Net income	—	—	—	123,564	—	—	123,564
Other comprehensive loss	—	—	—	—	(35,088)	—	(35,088)
Comprehensive income							88,476
Common stock issued:
American National acquisition	—	230	593,914	—	—	—	594,144
Stock-based compensation plans, net	—	—	(1,360)	—	—	4,472	3,112
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(653)	(653)
Cash dividends:
Common stock(a)	—	—	—	(45,741)	—	—	(45,741)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,788	—	—	—	3,788
Balance, June 30, 2026	$194,112	$2,120	$2,648,846	$3,378,406	$(79,593)	$(505,768)	$5,638,123
Comprehensive income:
Net income	—	—	—	146,586	—	—	146,586
Other comprehensive loss	—	—	—	—	(167,723)	—	(167,723)
Comprehensive income							(21,137)
Common stock issued:
Stock-based compensation plans, net	—	—	(1,115)	—	—	5,678	4,563
Purchase of treasury stock, open market purchases	—	—	1,640	—	—	(101,640)	(100,000)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(1,358)	(1,358)
Cash dividends:
Common stock(a)	—	—	—	(45,177)	—	—	(45,177)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,493	—	—	—	3,493
Balance, September 30, 2026	$194,112	$2,120	$2,652,864	$3,476,940	$(247,316)	$(603,088)	$5,475,632
(a) Common stock dividends of $0.24 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

(in thousands, except per share data)	Preferred Equity	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance, December 31, 2024	$194,112	$1,890	$2,047,349	$2,919,252	$(74,416)	$(482,626)	$4,605,562
Comprehensive income:
Net income	—	—	—	101,687	—	—	101,687
Other comprehensive income	—	—	—	—	39,272	—	39,272
Comprehensive income							140,959
Common stock issued:
Public common stock offering	—	—	(52)	—	—	—	(52)
Stock-based compensation plans, net	—	—	(14,297)	—	—	16,489	2,192
Purchase of treasury stock, open market purchases	—	—	—	—	—	(22,292)	(22,292)
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(5,816)	(5,816)
Cash dividends:
Common stock(a)	—	—	—	(38,538)	—	—	(38,538)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	7,419	—	—	—	7,419
Balance, March 31, 2025	$194,112	$1,890	$2,040,419	$2,979,526	$(35,144)	$(494,246)	$4,686,558

Comprehensive income:
Net income	—	—	—	111,230	—	—	111,230
Other comprehensive income	—	—	—	—	20,847	—	20,847
Comprehensive income							132,076
Common stock issued:
Stock-based compensation plans, net	—	—	543	—	—	(449)	94
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(93)	(93)
Cash dividends:
Common stock(a)	—	—	—	(38,498)	—	—	(38,498)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,518	—	—	—	3,518
Balance, June 30, 2025	$194,112	$1,890	$2,044,481	$3,049,383	$(14,297)	$(494,788)	$4,780,781

Comprehensive income:
Net income	—	—	—	124,732	—	—	124,732
Other comprehensive loss	—	—	—	—	(1,680)	—	(1,680)
Comprehensive income							123,052
Common stock issued:
Stock-based compensation plans, net	—	—	(474)	—	—	3,064	2,590
Purchase of treasury stock, stock-based compensation plans	—	—	—	—	—	(346)	(346)
Cash dividends:
Common stock(a)	—	—	—	(38,531)	—	—	(38,531)
Preferred stock(b)	—	—	—	(2,875)	—	—	(2,875)
Stock-based compensation expense, net	—	—	3,627	—	—	—	3,627
Balance, September 30, 2025	$194,112	$1,890	$2,047,634	$3,132,709	$(15,977)	$(492,070)	$4,868,298
Numbers may not recalculate due to rounding conventions.
(a) Common stock dividends of $0.23 per share.
(b) Preferred stock dividends for Series E of $0.3671875 per share and for Series F of $0.3515625 per share.

See accompanying notes to consolidated financial statements.

Item 1. Financial Statements Continued:
ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended Sep 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net income	$389,785	$337,648
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	44,394	46,999
Depreciation and amortization	36,857	37,959
Change in MSRs valuation	(6,670)	2,464
Amortization of other intangible assets	15,990	6,608
Amortization and accretion on earning assets, funding, and other, net	18,398	30,520
Net amortization of tax credit investments	25,623	26,307
Loss on sales of investment securities, net	4	—
Asset losses, net	(4,305)	(727)
Loss on mortgage banking activities, net	4,686	103
Loss on mortgage portfolio sale	—	6,976
Net periodic pension benefit	(18,463)	(18,540)
Mortgage loans originated for sale	(541,424)	(470,456)
Proceeds from sales of mortgage loans held for sale	546,342	451,869
Changes in certain assets and liabilities:
Increase in interest receivable	(2,577)	(678)
Increase in BOLI/COLI cash surrender value	(13,122)	(13,391)
Decrease in net income tax position	60,622	69,984
Decrease in interest payable	(3,883)	(28,163)
Decrease in expense payable	(26,232)	(18,790)
Decrease (increase) in net derivative position	128,297	(63,192)
Net change in other assets and other liabilities	17,829	(5,890)
Net cash provided by operating activities	672,151	397,610
Cash flows from investing activities
Net increase in loans	(1,655,909)	(1,224,724)
Purchases of:
AFS securities	(2,131,161)	(1,355,308)
HTM securities	—	(994)
Regulatory stocks and equity securities	(176,316)	(187,426)
Proceeds from:
Sales of AFS securities	995,831	—
Sales of HTM securities	1,221	—
Sales of regulatory stocks and equity securities	124,515	112,964
Prepayments, calls, and maturities of AFS securities	1,100,423	761,540
Prepayments, calls, and maturities of HTM securities	141,438	106,160
Sales, prepayments, calls, and maturities of other assets	37,275	18,929
Sale of mortgage portfolio	—	564,375
Premises, equipment, and software	(29,958)	(28,591)
Net change in tax credit and alternative investments	(16,784)	(16,800)
Net cash received from the American National acquisition	220,898	—
Net cash used in investing activities	(1,388,527)	(1,249,875)
Cash flows from financing activities
Net increase in deposits	283,142	233,419
Net decrease in short-term funding	(55,856)	(70,704)
Net increase in short-term FHLB advances	557,250	1,560,000
Repayment of long-term FHLB advances	(202,516)	(400,198)
Proceeds from long-term FHLB advances	300,000	200,898
Repayment of finance lease principal	—	(67)
Repayment of long-term funding	—	(250,000)
Proceeds from issuance of common stock for stock-based compensation plans	14,796	4,876
Purchase of treasury stock, open market purchases	(125,202)	(22,292)
Purchase of treasury stock, stock-based compensation plans	(8,389)	(6,256)
Cash dividends on common stock	(130,976)	(115,566)
Cash dividends on preferred stock	(8,625)	(8,625)
Payments for other financing activities	—	(52)
Net cash provided by financing activities	623,624	1,125,433
Net (decrease) increase in cash and cash equivalents	(92,752)	273,168
Cash and cash equivalents at beginning of period	1,720,221	1,019,604
Cash and cash equivalents at end of period	$1,627,469	$1,292,772
Numbers may not recalculate due to rounding conventions.

ASSOCIATED BANC-CORP
Consolidated Statements of Cash Flows

	Nine Months Ended Sep 30,
(in thousands)	2026	2025
Supplemental disclosures of cash flow information
Cash paid for interest	$730,605	$763,622
Issuance of common stock as consideration for the American National acquisition	594,144	—
Assets acquired from the American National acquisition	5,228,544	—
Liabilities assumed from the American National acquisition	4,634,400	—
Loans transferred to (from) held for sale from (into) portfolio, net	4,878	(54,339)
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
American National operated 33 branches across Nebraska, Minnesota and Iowa, with a concentration in the Greater Omaha and Minneapolis / St. Paul metro markets. As a result of the acquisition, the Corporation increased its deposit market share and is delivering its products and services to an expanded client base across Midwest markets.
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
Core Deposit Intangibles: This intangible asset represents the value of the relationships with deposit customers. The fair value is estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, net maintenance cost of the deposit base, alternative cost of funds, and the interest costs associated with customer deposits. The CDIs will be amortized utilizing the sum of years digits basis.

Time Deposits: The fair value for time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.
The Corporation's operating results include operating results from American National for the six months ended September 30, 2026. Due to the integration of operating activities into those of the Corporation, bifurcation and reporting of revenues and net income from the former American National operations is impracticable. In addition, such amounts would require significant estimates related to the proper allocation of merger cost savings that cannot be objectively made. The following table presents merger related costs, and the line item that these costs are included in on the consolidated statement of income, for the three and nine months ended September 30, 2026. Additional transaction and integration costs will be expensed in future periods as incurred.

(in thousands)	Three Months Ended September 30, 2026	Nine Months Ended Sep 30, 2026
Personnel	$723	$14,087
Technology	9,039	9,820
Occupancy	503	606
Business development and advertising	862	1,516
Equipment	102	200
Legal and professional	2,029	12,282
Other	—	223
Total	$13,258	$38,734
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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(Unaudited) (in thousands)	2026	2025	2026	2025
Net interest income and noninterest income	$462,635	$437,119	$1,344,241	$1,244,017
Net income	155,546	135,670	417,656	337,274
The pro forma adjustments include the effect of excluding acquisition-related expenses of $38.7 million for the nine months ended September 30, 2026 and included such expenses in the nine months ended September 30, 2025. These adjustments also include adjusting amortization and accretion of fair value marks on acquired loans, investments, deposits, intangibles, other assets/liabilities, and the effect of income taxes.
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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income	$146,586	$124,732	$389,785	$337,648
Preferred stock dividends	(2,875)	(2,875)	(8,625)	(8,625)
Net income available to common equity	143,711	121,857	381,160	329,023
Common shareholder dividends	(45,073)	(38,340)	(130,651)	(114,977)
Unvested share-based payment awards	(105)	(190)	(325)	(590)
Undistributed earnings	$98,533	$83,326	$250,184	$213,457
Undistributed earnings allocated to common shareholders	$98,311	$82,913	$249,505	$212,415
Undistributed earnings allocated to unvested share-based payment awards	222	413	679	1,042
Undistributed earnings	$98,533	$83,326	$250,184	$213,457
Basic
Distributed earnings to common shareholders	$45,073	$38,340	$130,651	$114,977
Undistributed earnings allocated to common shareholders	98,311	82,913	249,505	212,415
Total common shareholders earnings, basic	$143,384	$121,253	$380,156	$327,392
Diluted
Distributed earnings to common shareholders	$45,073	$38,340	$130,651	$114,977
Undistributed earnings allocated to common shareholders	98,311	82,913	249,505	212,415
Total common shareholders earnings, diluted	$143,384	$121,253	$380,156	$327,392
Weighted average common shares outstanding	186,685	165,029	180,034	165,064
Effect of dilutive common stock awards	1,815	1,674	1,748	1,581
Diluted weighted average common shares outstanding	188,500	166,703	181,782	166,645
Basic earnings per common share	$0.77	$0.73	$2.11	$1.98
Diluted earnings per common share	$0.76	$0.73	$2.09	$1.96
Excluded from the earnings per common share calculations were nominal amounts and 0.2 million anti-dilutive common stock options for the three months ended September 30, 2026 and 2025, respectively, and nominal amounts and 0.8 million anti-dilutive common stock options for the nine months ended September 30, 2026 and 2025, respectively.
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
A summary of the Corporation’s stock option activity for the nine months ended September 30, 2026 is presented below:

Stock Options	Shares(a)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value(a)
Outstanding at December 31, 2025	1,460	$22.71	2.52 years	$4,483
Exercised	603	23.66
Outstanding at September 30, 2026	857	$22.04	2.29 years	$5,661
Options Exercisable at September 30, 2026	857	$22.04	2.29 years	$5,661
(a) In thousands
Intrinsic value represents the amount by which the fair market value of the underlying stock exceeds the exercise price of the stock option. For the nine months ended September 30, 2026, the intrinsic value of stock options exercised was $3.6 million, compared to $1.0 million for the nine months ended September 30, 2025. All stock options were vested as of December 31, 2025.

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
The following table summarizes information about the Corporation’s restricted stock activity for the nine months ended September 30, 2026:

Restricted Stock	Shares(a)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2025	2,372	$22.02
Granted	903	26.43
Vested	967	21.70
Forfeited	67	24.44
Outstanding at September 30, 2026	2,241	$23.86
(a) In thousands
The Corporation amortizes the expense related to restricted stock awards as compensation expense over the vesting period specified in the grant's award agreement. Performance-based restricted stock granted during 2025 and 2026 will cliff-vest after the three year performance period has ended. Service-based restricted stock granted during 2025 and 2026 will generally vest ratably over a period of four years. Expense for restricted stock of $14.7 million and $15.0 million was recorded for the nine months ended September 30, 2026 and September 30, 2025, respectively. Included in compensation expense for the accelerated vesting of restricted stock granted to colleagues meeting applicable retirement eligibility criteria per the related plan documents was $4.5 million and $4.5 million of expense in the first nine months of 2026 and 2025, respectively. The Corporation had $24.2 million of unrecognized compensation costs related to restricted stock at September 30, 2026 that are expected to be recognized over the remaining requisite service periods that extend through the first quarter of 2030.
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

Note 6 Investment Securities
Investment securities are designated as AFS, HTM, or equity on the consolidated balance sheets. The amortized cost and fair values of AFS and HTM securities at September 30, 2026 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$6,849	$—	$(457)	$6,392
Residential mortgage-related securities:
FNMA/FHLMC	146,337	106	(11,979)	134,464
GNMA	5,542,393	317	(190,604)	5,352,106
Commercial mortgage-related securities:
FNMA/FHLMC	369,363	—	(21,964)	347,399
GNMA	111,099	—	(8,236)	102,863
Asset backed securities:
FFELP	86,587	34	(573)	86,048
SBA	174,150	—	(9,648)	164,502
Other debt securities(a)	6,750	—	(1,696)	5,054
Total AFS investment securities	$6,443,528	$457	$(245,157)	$6,198,828
HTM investment securities
U.S. Treasury securities	$997	$—	$(4)	$993
Obligations of state and political subdivisions (municipal securities)	1,576,827	44	(272,110)	1,304,761
Residential mortgage-related securities:
FNMA/FHLMC	771,047	—	(172,347)	598,700
GNMA	36,181	—	(4,547)	31,634
Private-label	284,928	—	(60,012)	224,916
Commercial mortgage-related securities:
FNMA/FHLMC	752,924	—	(143,020)	609,904
GNMA	39,316	—	(5,342)	33,974
Total HTM investment securities	$3,462,220	$44	$(657,382)	$2,804,882
(a)Unrealized losses includes allowance for credit losses

The amortized cost and fair values of AFS and HTM securities at December 31, 2025 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	$3,063	$1	$(20)	$3,044
Residential mortgage-related securities:
FNMA/FHLMC	134,142	1,214	(5,493)	129,863
GNMA	5,000,015	40,067	(253)	5,039,829
Commercial mortgage-related securities:
FNMA/FHLMC	17,959	—	(1,001)	16,958
GNMA	113,374	—	(3,818)	109,556
Asset backed securities:
FFELP	95,977	19	(950)	95,046
SBA	283	—	(14)	269
Other debt securities	3,000	—	(2)	2,998
Total AFS investment securities	$5,367,813	$41,301	$(11,551)	$5,397,563
HTM investment securities
U.S. Treasury securities	$996	$19	$—	$1,015
Obligations of state and political subdivisions (municipal securities)	1,628,088	3,070	(123,856)	1,507,302
Residential mortgage-related securities:
FNMA/FHLMC	823,630	165	(127,333)	696,462
GNMA	39,123	82	(2,321)	36,884
Private-label	302,817	—	(43,990)	258,827
Commercial mortgage-related securities:
FNMA/FHLMC	763,370	—	(113,004)	650,366
GNMA	44,552	152	(4,566)	40,138
Total HTM investment securities	$3,602,576	$3,488	$(415,070)	$3,190,994
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The expected maturities of AFS and HTM securities at September 30, 2026, are shown below:

	AFS		HTM
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,750	$3,059	$7,118	$7,080
Due after one year through five years	6,243	6,002	90,248	87,290
Due after five years through ten years	—	—	333,317	302,799
Due after ten years	2,606	2,385	1,147,141	908,585
Total municipal, U.S. Treasury and other debt securities	13,599	11,446	1,577,824	1,305,754
Residential mortgage-related securities:
FNMA/FHLMC	146,337	134,464	771,047	598,700
GNMA	5,542,393	5,352,106	36,181	31,634
Private-label	—	—	284,928	224,916
Commercial mortgage-related securities:
FNMA/FHLMC	369,363	347,399	752,924	609,904
GNMA	111,099	102,863	39,316	33,974
Asset backed securities:
FFELP	86,587	86,048	—	—
SBA	174,150	164,502	—	—
Total investment securities	$6,443,528	$6,198,828	$3,462,220	$2,804,882
Ratio of fair value to amortized cost		96.2%		81.0%

Investment securities with a carrying value of $1.0 billion at September 30, 2026 and $1.2 billion at December 31, 2025, respectively, were pledged as required to secure certain deposits or for other purposes.
Accrued interest receivable on HTM securities totaled $14.6 million and $17.7 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on AFS securities totaled $25.0 million and $23.0 million at September 30, 2026 and December 31, 2025, respectively. Accrued interest receivable on both HTM and AFS securities is included in interest receivable on the consolidated balance sheets.
The Corporation holds U.S. Treasury, municipal, and mortgage-related securities issued by the U.S. government or a GSE which are backed by the full faith and credit of the U.S. government or are GSE guaranteed. The Corporation also holds private-label residential mortgage-related securities that have credit enhancement which covers the first 16% of losses and, as a result, no allowance for credit losses has been recorded related to these securities.
There was a $0.1 million allowance for credit losses on HTM securities at September 30, 2026 and $0.1 million at December 31, 2025, attributable entirely to the Corporation's municipal securities, included in HTM investment securities, net, at amortized cost on the consolidated balance sheets. The allowance for credit losses on AFS securities was $1.7 million at September 30, 2026 and zero at December 31, 2025, attributable to a corporate bond acquired through the recent acquisition of American National, included in other debt securities within the AFS investment securities, net, caption on the consolidated balance sheets.

The following represents gross unrealized losses and the related fair value of AFS and HTM securities, aggregated by investment category and length of time individual securities have been in a continuous unrealized loss position, at September 30, 2026:

	Less than 12 months			12 months or more			Total
(in thousands)	Number of Securities	Unrealized Losses	Fair Value	Number of Securities	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
AFS investment securities
Obligations of state and political subdivisions (municipal securities)	8	$(441)	$6,158	1	$(16)	$234	$(457)	$6,392
Residential mortgage-related securities:
FNMA/FHLMC	62	(4,607)	84,740	8	(7,372)	44,429	(11,979)	129,169
GNMA	384	(190,401)	5,247,698	3	(203)	2,669	(190,604)	5,250,367
Commercial mortgage-related securities:
FNMA/FHLMC	9	(20,066)	331,626	1	(1,898)	15,773	(21,964)	347,399
GNMA	—	—	—	15	(8,236)	102,864	(8,236)	102,864
Asset backed securities:
FFELP	1	(34)	5,618	12	(539)	50,269	(573)	55,887
SBA	9	(9,641)	164,402	2	(7)	99	(9,648)	164,501
Other debt securities(a)	3	(1,696)	4,054	—	—	—	(1,696)	4,054
Total	476	$(226,886)	$5,844,296	42	$(18,271)	$216,337	$(245,157)	$6,060,633
HTM investment securities
U.S. Treasury securities	1	$(4)	$994	—	$—	$—	$(4)	$994
Obligations of state and political subdivisions (municipal securities)	636	$(68,956)	$755,193	408	$(203,154)	$539,761	$(272,110)	$1,294,954
Residential mortgage-related securities:
FNMA/FHLMC	21	(1,262)	20,955	99	(171,085)	577,745	(172,347)	598,700
GNMA	7	(555)	7,473	78	(3,992)	24,161	(4,547)	31,634
Private-label	—	—	—	18	(60,012)	224,916	(60,012)	224,916
Commercial mortgage-related securities:
FNMA/FHLMC	2	(1,985)	24,674	43	(141,035)	585,230	(143,020)	609,904
GNMA	—	—	—	13	(5,342)	33,974	(5,342)	33,974
Total	667	$(72,762)	$809,289	659	$(584,620)	$1,985,787	$(657,382)	$2,795,076
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
On a quarterly basis, the Corporation refreshes the credit quality of each HTM security. The Company monitors the credit quality of HTM securities through credit ratings provided by S&P and Moody’s. Investment grade securities are rated BBB- or higher by S&P, or Baa3 or higher by Moody’s, and are generally considered by the rating agencies and market participants to be of low credit risk. As of September 30, 2026 and December 31, 2025, the Corporation's HTM portfolio contained all investment grade securities except for securities that were not rated which were individually reviewed noting no credit quality issues.
Based on the Corporation’s evaluation, management does not believe any unrealized losses at September 30, 2026 represent credit deterioration as these unrealized losses are primarily attributable to changes in interest rates and the current market conditions, except as disclosed above. As of September 30, 2026, the Corporation does not intend to sell, nor does it believe that it will be required to sell, the securities in an unrealized loss position before recovery of their amortized cost basis.
Regulatory stocks: The Corporation had FHLB stock of $188.4 million and $154.4 million at September 30, 2026 and December 31, 2025, respectively. The Corporation had Federal Reserve Bank stock of $115.9 million and $98.1 million at September 30, 2026 and December 31, 2025, respectively.
Accrued interest receivable on FHLB stock totaled $4.1 million at September 30, 2026 and $2.8 million at December 31, 2025. There was $1.7 million accrued interest receivable on Federal Reserve Bank Stock at September 30, 2026 and none at December 31, 2025. Accrued interest receivable on both FHLB stock and Federal Reserve Bank stock is included in interest receivable on the consolidated balance sheets.

Equity Securities
Equity securities with readily determinable fair values: The Corporation's portfolio of equity securities with readily determinable fair values is primarily comprised of mutual funds. The Corporation had equity securities with readily determinable fair values of $15.0 million and $11.1 million at September 30, 2026 and December 31, 2025, respectively.
Equity securities without readily determinable fair values: The Corporation's portfolio of equity securities without readily determinable fair values primarily consists of an investment in a private loan fund. The Corporation had equity securities without readily determinable fair values carried at $15.0 million at both September 30, 2026 and December 31, 2025.
Note 7 Loans
The period end loan composition was as follows:

(in thousands)	Sep 30, 2026	Dec 31, 2025
Commercial and industrial	$13,804,140	$11,799,757
Commercial real estate — owner occupied	1,601,925	1,186,324
Commercial and business lending	15,406,065	12,986,081
Commercial real estate — investor	6,494,991	5,246,030
Real estate construction	2,601,571	1,994,642
Commercial real estate lending	9,096,562	7,240,672
Total commercial	24,502,627	20,226,753
Residential mortgage	6,740,214	6,793,957
Auto finance	4,093,215	3,106,498
Home equity	848,507	713,271
Other consumer	335,308	323,135
Total consumer	12,017,244	10,936,861
Total loans	$36,519,871	$31,163,614
Accrued interest receivable on loans totaled $138.3 million at September 30, 2026 and $117.6 million at December 31, 2025, and is included in interest receivable on the consolidated balance sheets. The amount of accrued interest reversed was $1.0 million for the three months ended September 30, 2026 and $1.8 million for the nine months ended September 30, 2026, compared to $0.5 million for the three months ended September 30, 2025 and $1.7 million for the nine months ended September 30, 2025.

The following table presents loans by credit quality indicator by origination year at September 30, 2026:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$28,242	$2,473,485	$3,350,434	$3,647,461	$1,528,337	$806,941	$756,529	$640,720	$13,203,907
Special mention	—	13,538	464	99,393	6,419	6,326	3,766	30,956	160,862
Substandard	660	113,070	39,695	31,657	18,810	12,993	130,780	27,406	374,411
Nonaccrual	19	662	481	89	23,408	4,209	268	35,843	64,960
Commercial and industrial	$28,921	$2,600,755	$3,391,074	$3,778,600	$1,576,974	$830,469	$891,343	$734,925	$13,804,140
Commercial real estate - owner occupied:
Risk rating:
Pass	$106	$180,904	$219,020	$240,585	$196,660	$134,447	$182,095	$348,796	$1,502,507
Special mention	—	1,232	—	147	—	85	—	10,170	11,634
Substandard	—	23,013	1,712	7,951	19,505	16,493	41	17,411	86,126
Nonaccrual	—	—	355	—	—	—	614	689	1,658
Commercial real estate - owner occupied	$106	$205,149	$221,087	$248,683	$216,165	$151,025	$182,750	$377,066	$1,601,925
Commercial and business lending:
Risk rating:
Pass	$28,348	$2,654,389	$3,569,454	$3,888,046	$1,724,997	$941,388	$938,624	$989,516	$14,706,414
Special mention	—	14,770	464	99,540	6,419	6,411	3,766	41,126	172,496
Substandard	660	136,083	41,407	39,608	38,315	29,486	130,821	44,817	460,537
Nonaccrual	19	662	836	89	23,408	4,209	882	36,532	66,618
Commercial and business lending	$29,027	$2,805,904	$3,612,161	$4,027,283	$1,793,139	$981,494	$1,074,093	$1,111,991	$15,406,065
Commercial real estate - investor:
Risk rating:
Pass	$794	$713,770	$1,463,204	$1,536,465	$641,786	$342,346	$647,234	$763,920	$6,108,725
Special mention	—	628	130,641	281	3,055	17,399	57,943	28,026	237,973
Substandard	—	17,837	12,552	12,357	3,976	5,924	53,921	27,611	134,178
Nonaccrual	—	671	—	3,911	—	—	7,831	1,702	14,115
Commercial real estate - investor	$794	$732,906	$1,606,397	$1,553,014	$648,817	$365,669	$766,929	$821,259	$6,494,991
Real estate construction:
Risk rating:
Pass	$—	$233,335	$366,038	$590,769	$830,808	$152,908	$3,353	$6,026	$2,183,237
Special mention	—	2,406	19,880	—	35,091	—	30,185	—	87,562
Substandard	—	25,541	91,700	49,074	7,656	34,493	117,775	—	326,239
Nonaccrual	—	4,301	—	—	171	38	—	23	4,533
Real estate construction	$—	$265,583	$477,618	$639,843	$873,726	$187,439	$151,313	$6,049	$2,601,571
Commercial real estate lending:
Risk rating:
Pass	$794	$947,105	$1,829,242	$2,127,234	$1,472,594	$495,254	$650,587	$769,946	$8,291,962
Special mention	—	3,034	150,521	281	38,146	17,399	88,128	28,026	325,535
Substandard	—	43,378	104,252	61,431	11,632	40,417	171,696	27,611	460,417
Nonaccrual	—	4,972	—	3,911	171	38	7,831	1,725	18,648
Commercial real estate lending	$794	$998,489	$2,084,015	$2,192,857	$1,522,543	$553,108	$918,242	$827,308	$9,096,562
Total commercial:
Risk rating:
Pass	$29,142	$3,601,494	$5,398,696	$6,015,280	$3,197,591	$1,436,642	$1,589,211	$1,759,462	$22,998,376
Special mention	—	17,804	150,985	99,821	44,565	23,810	91,894	69,152	498,031
Substandard	660	179,461	145,659	101,039	49,947	69,903	302,517	72,428	920,954
Nonaccrual	19	5,634	836	4,000	23,579	4,247	8,713	38,257	85,266
Total commercial	$29,821	$3,804,393	$5,696,176	$6,220,140	$3,315,682	$1,534,602	$1,992,335	$1,939,299	$24,502,627

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	YTD 2026	2025	2024	2023	2022	Prior	Total
Residential mortgage:
Risk rating:
Pass	$—	$—	$247,572	$336,139	$255,517	$428,775	$1,416,314	$3,971,116	$6,655,433
Special mention	—	—	—	—	—	20	—	162	182
Substandard	—	—	5,349	—	568	307	451	—	6,675
Nonaccrual	—	—	137	2,457	5,193	7,382	14,183	48,572	77,924
Residential mortgage	$—	$—	$253,058	$338,596	$261,278	$436,484	$1,430,948	$4,019,850	$6,740,214
Auto finance:
Risk rating:
Pass	$—	$—	$1,213,885	$1,297,093	$784,020	$439,856	$297,260	$44,123	$4,076,237
Special mention	—	—	382	984	1,009	851	760	121	4,107
Nonaccrual	—	—	531	2,328	2,825	3,411	3,114	662	12,871
Auto finance	$—	$—	$1,214,798	$1,300,405	$787,854	$444,118	$301,134	$44,906	$4,093,215
Home equity:
Risk rating:
Pass	$17,899	$747,508	$1,440	$6,157	$3,807	$5,219	$20,052	$55,453	$839,636
Special mention	668	304	—	200	517	118	85	327	1,551
Nonaccrual	891	341	—	52	240	209	1,164	5,314	7,320
Home equity	$19,458	$748,153	$1,440	$6,409	$4,564	$5,546	$21,301	$61,094	$848,507
Other consumer:
Risk rating:
Pass	$207	$263,790	$12,600	$8,573	$3,455	$1,823	$756	$41,303	$332,300
Special mention	49	900	13	—	13	55	5	—	986
Substandard	—	1,967	—	—	—	—	—	—	1,967
Nonaccrual	4	35	—	—	—	10	8	2	55
Other consumer	$260	$266,692	$12,613	$8,573	$3,468	$1,888	$769	$41,305	$335,308
Total consumer:
Risk rating:
Pass	$18,106	$1,011,298	$1,475,497	$1,647,962	$1,046,799	$875,673	$1,734,382	$4,111,995	$11,903,606
Special mention	717	1,204	395	1,184	1,539	1,044	850	610	6,826
Substandard	—	1,967	5,349	—	568	307	451	—	8,642
Nonaccrual	895	376	668	4,837	8,258	11,012	18,469	54,550	98,170
Total consumer	$19,718	$1,014,845	$1,481,909	$1,653,983	$1,057,164	$888,036	$1,754,152	$4,167,155	$12,017,244
Total loans:
Risk rating:
Pass	$47,248	$4,612,792	$6,874,193	$7,663,242	$4,244,390	$2,312,315	$3,323,593	$5,871,457	$34,901,982
Special mention	717	19,008	151,380	101,005	46,104	24,854	92,744	69,762	504,857
Substandard	660	181,428	151,008	101,039	50,515	70,210	302,968	72,428	929,596
Nonaccrual	914	6,010	1,504	8,837	31,837	15,259	27,182	92,807	183,436
Total loans	$49,539	$4,819,238	$7,178,085	$7,874,123	$4,372,846	$2,422,638	$3,746,487	$6,106,454	$36,519,871
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents loans by credit quality indicator by origination year at December 31, 2025:

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial:
Risk rating:
Pass	$503	$1,920,351	$3,886,880	$2,097,760	$1,133,873	$1,238,941	$521,793	$471,834	$11,271,432
Special mention	—	11,139	3,024	311	13,774	5,849	24,971	293	59,361
Substandard	7,290	65,451	60,593	78,773	22,126	162,841	70,231	1,771	461,786
Nonaccrual	1,473	—	25	7,153	—	—	—	—	7,178
Commercial and industrial	$9,266	$1,996,941	$3,950,522	$2,183,997	$1,169,773	$1,407,631	$616,995	$473,898	$11,799,757
Commercial real estate - owner occupied:
Risk rating:
Pass	$—	$2,957	$241,141	$180,867	$141,254	$167,496	$157,837	$201,588	$1,093,140
Special mention	—	—	—	11,620	5,432	—	—	1,242	18,294
Substandard	—	13,445	7,478	14,001	15,635	1,691	11,929	10,508	74,687
Nonaccrual	—	—	203	—	—	—	—	—	203
Commercial real estate - owner occupied	$—	$16,402	$248,822	$206,488	$162,321	$169,187	$169,766	$213,338	$1,186,324
Commercial and business lending:
Risk rating:
Pass	$503	$1,923,308	$4,128,021	$2,278,627	$1,275,127	$1,406,437	$679,630	$673,422	$12,364,572
Special mention	—	11,139	3,024	11,931	19,206	5,849	24,971	1,535	77,655
Substandard	7,290	78,896	68,071	92,774	37,761	164,532	82,160	12,279	536,473
Nonaccrual	1,473	—	228	7,153	—	—	—	—	7,381
Commercial and business lending	$9,266	$2,013,343	$4,199,344	$2,390,485	$1,332,094	$1,576,818	$786,761	$687,236	$12,986,081
Commercial real estate - investor:
Risk rating:
Pass	$3,195	$185,825	$1,842,395	$776,187	$503,511	$711,947	$432,442	$503,468	$4,955,775
Special mention	—	—	40,067	11,135	14,809	58,523	26,964	5,007	156,505
Substandard	—	—	24,090	1,446	7,741	70,608	17,633	3,921	125,439
Nonaccrual	—	—	—	546	—	7,765	—	—	8,311
Commercial real estate - investor	$3,195	$185,825	$1,906,552	$789,314	$526,061	$848,843	$477,039	$512,396	$5,246,030
Real estate construction:
Risk rating:
Pass	$—	$33,847	$359,610	$720,429	$223,239	$175,056	$2,991	$5,768	$1,520,940
Special mention	—	—	20,611	—	—	51,262	—	—	71,873
Substandard	—	—	122,320	42,511	48,980	187,874	—	—	401,685
Nonaccrual	—	—	—	—	—	—	—	144	144
Real estate construction	$—	$33,847	$502,541	$762,940	$272,219	$414,192	$2,991	$5,912	$1,994,642
Commercial real estate lending:
Risk rating:
Pass	$3,195	$219,672	$2,202,005	$1,496,616	$726,750	$887,003	$435,433	$509,236	$6,476,715
Special mention	—	—	60,678	11,135	14,809	109,785	26,964	5,007	228,378
Substandard	—	—	146,410	43,957	56,721	258,482	17,633	3,921	527,124
Nonaccrual	—	—	—	546	—	7,765	—	144	8,455
Commercial real estate lending	$3,195	$219,672	$2,409,093	$1,552,254	$798,280	$1,263,035	$480,030	$518,308	$7,240,672

			Term Loans Amortized Cost Basis by Origination Year(a)
(in thousands)	Rev Loans Converted to Term(a)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Total commercial:
Risk rating:
Pass	$3,698	$2,142,980	$6,330,026	$3,775,243	$2,001,877	$2,293,440	$1,115,063	$1,182,658	$18,841,287
Special mention	—	11,139	63,702	23,066	34,015	115,634	51,935	6,542	306,033
Substandard	7,290	78,896	214,481	136,731	94,482	423,014	99,793	16,200	1,063,597
Nonaccrual	1,473	—	228	7,699	—	7,765	—	144	15,836
Total commercial	$12,461	$2,233,015	$6,608,437	$3,942,739	$2,130,374	$2,839,853	$1,266,791	$1,205,544	$20,226,753
Residential mortgage:
Risk rating:
Pass	$—	$—	$253,364	$238,787	$480,076	$1,488,335	$1,499,223	$2,764,379	$6,724,164
Substandard	—	—	—	580	292	129	300	—	1,301
Nonaccrual	—	—	2,425	3,102	5,101	13,141	8,985	35,738	68,492
Residential mortgage	$—	$—	$255,789	$242,469	$485,469	$1,501,605	$1,508,508	$2,800,117	$6,793,957
Auto finance:
Risk rating:
Pass	$—	$—	$1,287,267	$842,838	$551,549	$388,064	$26,402	$2	$3,096,122
Special mention	—	—	295	325	814	621	50	—	2,105
Nonaccrual	—	—	559	1,356	2,811	3,255	290	—	8,271
Auto finance	$—	$—	$1,288,121	$844,519	$555,174	$391,940	$26,742	$2	$3,106,498
Home equity:
Risk rating:
Pass	$15,259	$623,853	$855	$2,188	$2,728	$20,514	$4,733	$49,793	$704,664
Special mention	315	52	—	119	190	104	—	368	833
Nonaccrual	1,038	173	2	221	333	1,016	414	5,615	7,774
Home equity	$16,612	$624,078	$857	$2,528	$3,251	$21,634	$5,147	$55,776	$713,271
Other consumer:
Risk rating:
Pass	$529	$255,490	$13,159	$4,070	$1,990	$958	$264	$43,575	$319,506
Special mention	12	1,139	27	—	5	9	—	20	1,200
Substandard	—	2,374	—	—	—	—	—	—	2,374
Nonaccrual	2	35	—	3	12	—	2	3	55
Other consumer	$543	$259,038	$13,186	$4,073	$2,007	$967	$266	$43,598	$323,135
Total consumer:
Risk rating:
Pass	$15,788	$879,343	$1,554,645	$1,087,883	$1,036,343	$1,897,871	$1,530,622	$2,857,749	$10,844,456
Special mention	327	1,191	322	444	1,009	734	50	388	4,138
Substandard	—	2,374	—	580	292	129	300	—	3,675
Nonaccrual	1,040	208	2,986	4,682	8,257	17,412	9,691	41,356	84,592
Total consumer	$17,155	$883,116	$1,557,953	$1,093,589	$1,045,901	$1,916,146	$1,540,663	$2,899,493	$10,936,861
Total loans:
Risk rating:
Pass	$19,486	$3,022,323	$7,884,671	$4,863,126	$3,038,220	$4,191,311	$2,645,685	$4,040,407	$29,685,743
Special mention	327	12,330	64,024	23,510	35,024	116,368	51,985	6,930	310,171
Substandard	7,290	81,270	214,481	137,311	94,774	423,143	100,093	16,200	1,067,272
Nonaccrual	2,513	208	3,214	12,381	8,257	25,177	9,691	41,500	100,428
Total loans	$29,616	$3,116,131	$8,166,390	$5,036,328	$3,176,275	$4,755,999	$2,807,454	$4,105,037	$31,163,614
(a) Revolving loans converted to term loans are those converted during the reporting period and are also reported in their year of origination.

The following table presents gross charge offs by origination year for the nine months ended September 30, 2026:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2026	2025	2024	2023	2022	Prior	Total
Commercial and industrial	$15,083	$135	$14,181	$407	$715	$425	$9,887	$40,833
Commercial real estate-owner occupied	—	—	—	—	—	—	—	—
Commercial and business lending	15,083	135	14,181	407	715	425	9,887	40,833
Commercial real estate-investor	—	—	—	—	—	—	2,710	2,710
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	—	—	—	—	2,710	2,710
Total commercial	15,083	135	14,181	407	715	425	12,597	43,543
Residential mortgage	—	3	5	139	85	41	108	381
Auto finance	—	560	2,584	1,889	2,769	2,589	371	10,762
Home equity	1	—	60	—	2	13	328	404
Other consumer	5,822	11	154	47	47	18	38	6,137
Total consumer	5,823	574	2,803	2,075	2,903	2,661	845	17,684
Total gross charge offs	$20,906	$709	$16,984	$2,482	$3,618	$3,086	$13,442	$61,227
The following table presents gross charge offs by origination year for the year ended December 31, 2025:

		Gross Charge Offs by Origination Year
(in thousands)	Rev Loans Amortized Cost Basis	2025	2024	2023	2022	2021	Prior	Total
Commercial and industrial	$5,424	$831	$627	$3,555	$3,799	$379	$—	$14,615
Commercial real estate-owner occupied	—	—	—	113	—	—	—	113
Commercial and business lending	5,424	831	627	3,668	3,799	379	—	14,728
Commercial real estate-investor	—	—	8,356	184	12,666	—	—	21,206
Real estate construction	—	—	—	—	—	—	—	—
Commercial real estate lending	—	—	8,356	184	12,666	—	—	21,206
Total commercial	5,424	831	8,983	3,852	16,465	379	—	35,934
Residential mortgage	—	—	115	209	320	74	430	1,148
Auto finance	—	432	1,699	2,804	3,384	433	—	8,752
Home equity	—	—	—	26	5	5	380	416
Other consumer	8,194	18	85	63	63	224	56	8,703
Total consumer	8,194	450	1,899	3,102	3,772	736	866	19,019
Total gross charge offs	$13,618	$1,281	$10,882	$6,954	$20,237	$1,115	$866	$54,953
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

The recorded investment of consumer loans secured by residential real estate properties for which foreclosure proceedings are in process totaled $16.6 million and $20.1 million at September 30, 2026 and December 31, 2025, respectively.
The following table presents loans by past due status at September 30, 2026:

	Accruing
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Nonaccrual(a)(b)	Total
Commercial and industrial	$13,734,457	$1,052	$2,465	$1,206	$64,960	$13,804,140
Commercial real estate - owner occupied	1,600,128	—	139	—	1,658	1,601,925
Commercial and business lending	15,334,585	1,052	2,604	1,206	66,618	15,406,065
Commercial real estate - investor	6,473,416	815	655	5,990	14,115	6,494,991
Real estate construction	2,596,005	577	456	—	4,533	2,601,571
Commercial real estate lending	9,069,421	1,392	1,111	5,990	18,648	9,096,562
Total commercial	24,404,006	2,444	3,715	7,196	85,266	24,502,627
Residential mortgage	6,642,025	19,863	182	220	77,924	6,740,214
Auto finance	4,034,162	42,075	4,107	—	12,871	4,093,215
Home equity	836,179	3,457	1,551	—	7,320	848,507
Other consumer(c)	330,858	1,378	1,004	2,013	55	335,308
Total consumer	11,843,224	66,773	6,844	2,233	98,170	12,017,244
Total loans	$36,247,230	$69,217	$10,559	$9,429	$183,436	$36,519,871
(a) Of the total nonaccrual loans, $84.4 million, or 46%, were current with respect to payment at September 30, 2026.
(b) No interest income was recognized on nonaccrual loans for the three and nine months ended September 30, 2026. In addition, there were $19.3 million of nonaccrual loans for which there was no related ACLL at September 30, 2026.
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

Loan Modifications
The following tables show the composition of loan modifications made to borrowers experiencing financial difficulty by the loan portfolio and type of concessions granted. Each of the types of concessions granted comprised less than 1% of their respective classes of loan portfolios at September 30, 2026 and September 30, 2025.

	Interest Rate Concession
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2026	2025	2026	2025
Commercial and industrial	$110	$210	$257	$417
Residential mortgage	41	139	41	139
Other consumer	675	750	1,665	1,891
Total loans modified	$826	$1,098	$1,963	$2,448

	Term Extension
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2026	2025	2026	2025
Residential mortgage	$411	$194	$1,466	$498

	Combination - Interest Rate Concession and Term Extension
	Amortized Cost
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2026	2025	2026	2025
Residential mortgage	$1,992	$1,815	$5,446	$3,903
Home equity	—	75	86	168
Total loans modified	$1,992	$1,889	$5,532	$4,071
The following tables summarize, by loan portfolio, the financial effect of the Corporation's loan modifications on the modified loans.

	Interest Rate Concession
	Financial Effect, Weighted Average Contractual Interest Rate (Decrease) Increase(a)
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Loan Type	2026	2025	2026	2025
Commercial and industrial	(22)%	(23)%	(22)%	(24)%
Residential mortgage	1%	1%	1%	1%
Home equity	—%	(3)%	(2)%	(2)%
Other consumer	(21)%	(22)%	(21)%	(21)%
Weighted average of total loans modified	(5)%	(6)%	(5)%	(7)%
(a) Some interest rate concessions may involve an increase in rate that was lower in comparison to prevailing market rates.

Term Extension
Financial Effect, Weighted Average Term Increase(a)
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
Loan Type	2026	2025	2026	2025
Residential mortgage	148 months	122 months	121 months	138 months
Home equity	0 months	60 months	131 months	60 months
Weighted average of total loans modified	148 months	120 months	121 months	135 months
(a) During the three months ended September 30, 2026 and September 30, 2025, term extensions changed the weighted average term on modified loans from 299 to 447 months and 294 to 414 months, respectively. During the nine months ended September 30, 2026 and September 30, 2025, term extensions changed the weighted average term on modified loans from 303 to 424 months and 281 to 416 months, respectively.
The Corporation closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table depicts the performance of loans that have been modified in the twelve months ended September 30, 2026:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$301	$—	$—
Residential mortgage	6,085	1,965	867
Home equity	49	147	—
Other consumer	2,001	—	—
Total loans modified	$8,436	$2,112	$867

The following table depicts the performance of loans that have been modified in the twelve months ended September 30, 2025:

	Payment Status (Amortized Cost Basis)
(in thousands)	Current	30-89 Days Past Due	90+ Days Past Due
Commercial and industrial	$458	$—	$—
Residential mortgage	4,424	880	433
Home equity	221	—	—
Other consumer	2,220	—	—
Total loans modified	$7,324	$880	$433
The following table provides the amortized cost of loan modifications by loan portfolio and type of concession for loans that were modified in the previous twelve months and subsequently had a payment default during the nine months ended September 30, 2026:

	Amortized Cost of Loan Modifications that Subsequently Defaulted
(in thousands)	Interest Rate Concession	Term Extension	Combination Interest Rate Reduction and Term Extension
Residential mortgage	$41	$—	$341
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
Allowance for Credit Losses on Loans
The ACLL is comprised of the allowance for loan losses and the allowance for unfunded commitments. The level of the ACLL represents management’s estimate of an amount appropriate to provide for expected lifetime credit losses in the loan portfolio at the balance sheet date. The expected lifetime credit losses are the product of multiplying the Corporation's estimates of probability of default, loss given default, and the individual loan level exposure at default on an undiscounted basis. A main factor in the determination of the ACLL is the economic forecast. The forecast the Corporation used for September 30, 2026 was the Moody's baseline scenario from August 2026, which was reviewed against the September 2026 baseline scenario with no material updates made, over a two-year reasonable and supportable period with straight-line reversion to the historical losses over the second year of the period. The allowance for unfunded commitments is maintained at a level believed by management to be sufficient to absorb expected lifetime losses related to unfunded credit facilities (including unfunded loan commitments and letters of credit). See Note 12 for additional information on the change in the allowance for unfunded commitments.

The following table presents a summary of the changes in the ACLL by portfolio segment for the nine months ended September 30, 2026:

(in thousands)	Dec 31, 2025	Provision for loan losses recorded at acquisition	Allowance for PCD loans acquired	Allowance for PSL acquired	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Sep 30, 2026	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$168,636	$294	$19,514	$5,086	$(40,833)	$7,879	$(32,954)	$43,073	$203,649
Commercial real estate — owner occupied	11,327	—	2,516	1,198	—	—	—	(967)	14,074
Commercial and business lending	179,963	294	22,030	6,284	(40,833)	7,879	(32,954)	42,106	217,723
Commercial real estate — investor	58,243	—	11,640	7,590	(2,710)	500	(2,210)	(16,650)	58,613
Real estate construction	46,595	—	3,459	3,298	—	7	7	5,135	58,494
Commercial real estate lending	104,838	—	15,099	10,888	(2,710)	507	(2,203)	(11,515)	117,107
Total commercial	284,801	294	37,129	17,172	(43,543)	8,386	(35,157)	30,591	334,830
Residential mortgage	33,644	—	790	1,028	(381)	241	(140)	(1,140)	34,182
Auto finance	27,470	—	1,346	7,241	(10,762)	3,783	(6,979)	9,082	38,160
Home equity	16,343	—	174	2,058	(404)	1,002	598	(710)	18,463
Other consumer	15,810	103	73	764	(6,137)	1,699	(4,438)	3,177	15,489
Total consumer	93,267	103	2,383	11,091	(17,684)	6,725	(10,959)	10,409	106,294
Total loans	$378,068	$397	$39,512	$28,263	$(61,227)	$15,111	$(46,116)	$41,000	$441,124
Allowance for unfunded commitments
Commercial and industrial	$18,698	$—	$1,300	$689	$—	$—	$—	$(1,966)	$18,721
Commercial real estate — owner occupied	132	—	18	21	—	—	—	(25)	146
Commercial and business lending	18,830	—	1,318	710	—	—	—	(1,991)	18,867
Commercial real estate — investor	499	—	102	28	—	—	—	28	657
Real estate construction	17,947	—	2,169	901	—	—	—	5,563	26,580
Commercial real estate lending	18,446	—	2,271	929	—	—	—	5,591	27,237
Total commercial	37,276	—	3,589	1,639	—	—	—	3,600	46,104
Home equity	2,406	—	8	207	—	—	—	(43)	2,578
Other consumer	1,594	—	—	25	—	—	—	(557)	1,062
Total consumer	4,000	—	8	232	—	—	—	(600)	3,640
Total loans	$41,276	$—	$3,597	$1,871	$—	$—	$—	$3,000	$49,744
Allowance for credit losses on loans
Commercial and industrial	$187,334	$294	$20,814	$5,775	$(40,833)	$7,879	$(32,954)	$41,107	$222,370	1.61%
Commercial real estate — owner occupied	11,459	—	2,534	1,219	—	—	—	(992)	14,220	0.89%
Commercial and business lending	198,793	294	23,348	6,994	(40,833)	7,879	(32,954)	40,115	236,590	1.54%
Commercial real estate — investor	58,742	—	11,742	7,618	(2,710)	500	(2,210)	(16,622)	59,270	0.91%
Real estate construction	64,542	—	5,628	4,199	—	7	7	10,698	85,074	3.27%
Commercial real estate lending	123,284	—	17,370	11,817	(2,710)	507	(2,203)	(5,924)	144,344	1.59%
Total commercial	322,077	294	40,718	18,811	(43,543)	8,386	(35,157)	34,191	380,934	1.55%
Residential mortgage	33,644	—	790	1,028	(381)	241	(140)	(1,140)	34,182	0.51%
Auto finance	27,470	—	1,346	7,241	(10,762)	3,783	(6,979)	9,082	38,160	0.93%
Home equity	18,749	—	182	2,265	(404)	1,002	598	(753)	21,041	2.48%
Other consumer	17,404	103	73	789	(6,137)	1,699	(4,438)	2,620	16,551	4.94%
Total consumer	97,267	103	2,391	11,323	(17,684)	6,725	(10,959)	9,809	109,934	0.91%
Total loans	$419,344	$397	$43,109	$30,134	$(61,227)	$15,111	$(46,116)	$44,000	$490,868	1.34%

The following table presents a summary of the changes in the ACLL by portfolio segment for the year ended December 31, 2025:

(in thousands)	Dec 31, 2024	Charge offs	Recoveries	Net (Charge offs) Recoveries	Provision for Credit Losses	Dec 31, 2025	ACLL / Loans
Allowance for loan losses
Commercial and industrial	$136,596	$(14,615)	$8,357	$(6,258)	$38,298	$168,636
Commercial real estate — owner occupied	9,417	(113)	—	(113)	2,023	11,327
Commercial and business lending	146,013	(14,728)	8,357	(6,371)	40,321	179,963
Commercial real estate — investor	71,547	(21,206)	2,985	(18,221)	4,917	58,243
Real estate construction	51,499	—	154	154	(5,058)	46,595
Commercial real estate lending	123,046	(21,206)	3,139	(18,067)	(141)	104,838
Total commercial	269,060	(35,934)	11,496	(24,438)	40,180	284,801
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470
Home equity	16,620	(416)	999	583	(860)	16,343
Other consumer	16,823	(8,703)	1,837	(6,866)	5,853	15,810
Total consumer	94,486	(19,019)	6,480	(12,539)	11,320	93,267
Total loans	$363,545	$(54,953)	$17,976	$(36,977)	$51,500	$378,068
Allowance for unfunded commitments
Commercial and industrial	$14,456	$—	$—	$—	$4,242	$18,698
Commercial real estate — owner occupied	151	—	—	—	(19)	132
Commercial and business lending	14,607	—	—	—	4,223	18,830
Commercial real estate — investor	578	—	—	—	(79)	499
Real estate construction	19,591	—	—	—	(1,644)	17,947
Commercial real estate lending	20,169	—	—	—	(1,723)	18,446
Total commercial	34,776	—	—	—	2,500	37,276
Home equity	2,465	—	—	—	(59)	2,406
Other consumer	1,535	—	—	—	59	1,594
Total consumer	4,000	—	—	—	—	4,000
Total loans	$38,776	$—	$—	$—	$2,500	$41,276
Allowance for credit losses on loans
Commercial and industrial	$151,052	$(14,615)	$8,357	$(6,258)	$42,540	$187,334	1.59%
Commercial real estate — owner occupied	9,568	(113)	—	(113)	2,004	11,459	0.97%
Commercial and business lending	160,620	(14,728)	8,357	(6,371)	44,544	198,793	1.53%
Commercial real estate — investor	72,125	(21,206)	2,985	(18,221)	4,838	58,742	1.12%
Real estate construction	71,090	—	154	154	(6,702)	64,542	3.24%
Commercial real estate lending	143,215	(21,206)	3,139	(18,067)	(1,864)	123,284	1.70%
Total commercial	303,835	(35,934)	11,496	(24,438)	42,680	322,077	1.59%
Residential mortgage	32,576	(1,148)	615	(533)	1,601	33,644	0.50%
Auto finance	28,467	(8,752)	3,029	(5,723)	4,726	27,470	0.88%
Home equity	19,085	(416)	999	583	(919)	18,749	2.63%
Other consumer	18,358	(8,703)	1,837	(6,866)	5,912	17,404	5.39%
Total consumer	98,486	(19,019)	6,480	(12,539)	11,320	97,267	0.89%
Total loans	$402,322	$(54,953)	$17,976	$(36,977)	$54,000	$419,344	1.35%
Note 8 Goodwill and Other Intangible Assets
Goodwill
The Corporation conducted its most recent annual impairment testing in May 2026, utilizing a qualitative assessment. Based on this assessment, management concluded that it is more likely than not that the estimated fair value exceeded the carrying value (including goodwill) for each reporting unit. Therefore, a step one quantitative analysis was not required. There have been no events since the May 2026 impairment test that have changed the Corporation's impairment assessment conclusion. There were no impairment charges recorded in the first nine months of 2025 or 2026.
The Corporation added $42.1 million goodwill related to the American National acquisition in the second quarter of 2026. The Corporation had goodwill of $1.1 billion at both September 30, 2026 and December 31, 2025.

Core Deposit Intangibles
The Corporation has CDIs which are amortized. CDI recorded as part of the American National acquisition is amortized over ten years using the sum of digits method while prior acquisitions are amortized under the straight line method. Changes in the gross carrying amount, accumulated amortization, and net book value for CDIs were as follows:

(in thousands)	Nine Months Ended Sep 30, 2026	Year Ended Dec 31, 2025
Core deposit intangibles
Gross carrying amount at the beginning of period	$88,109	$88,109
Additions during the period	103,200	—
Accumulated amortization	(81,250)	(65,260)
Net book value	$110,059	$22,849
Amortization during the period	$15,990	$8,811
Mortgage Servicing Rights
A summary of changes in the balance of the MSRs asset under the fair value measurement method is as follows:

(in thousands)	Nine Months Ended Sep 30, 2026	Year Ended Dec 31, 2025
Mortgage servicing rights
Mortgage servicing rights at beginning of period	$86,337	$87,683
Additions	9,391	8,716
Decay	(7,479)	(8,621)
Valuation:
Changes in fair value of asset	6,670	(1,441)
Mortgage servicing rights at end of period	$94,919	$86,337
Portfolio of residential mortgage loans serviced for others (“servicing portfolio”)	$6,164,126	$6,191,012
Mortgage servicing rights to servicing portfolio	1.54%	1.39%
The projections of amortization expense for CDIs and decay for MSRs are based on existing asset balances, the current interest rate environment, and prepayment speeds as of September 30, 2026. The actual expense the Corporation recognizes in any given period may be significantly different depending upon acquisition or sale activities, changes in interest rates, prepayment speeds, market conditions, regulatory requirements, and events or circumstances that indicate the carrying amount of an asset may not be recoverable. The following table shows the estimated future yearly amortization expense for CDIs and decay for MSRs:

(in thousands)	Core Deposit Intangibles	Mortgage Servicing Rights
Three Months Ended December 31, 2026	$6,894	$2,157
2027	26,167	11,051
2028	18,965	12,226
2029	15,285	11,773
2030	11,788	11,137
2031	9,851	10,368
Beyond 2031	21,109	36,207
Total estimated amortization expense and MSRs decay(a)	$110,059	$94,919
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

Note 9 Short and Long-Term Funding
The following table presents the components of short-term funding (funding with original contractual maturities of one year or less), and long-term funding (funding with original contractual maturities greater than one year):

(in thousands)	September 30, 2026	December 31, 2025
Short-term funding
Federal funds purchased	$200,205	$260,070
Securities sold under agreements to repurchase	66,124	47,794
Federal funds purchased and securities sold under agreements to repurchase	$266,329	$307,864
Long-term funding
Corporation senior notes, at par	$300,000	$300,000
Corporation subordinated notes(a)	295,768	301,760
Discount and capitalized costs	(6,600)	(7,484)
Total long-term funding	$589,168	$594,276
Total short and long-term funding, excluding FHLB advances	$855,497	$902,140
FHLB advances
Short-term FHLB advances	$3,454,500	$2,855,250
Long-term FHLB advances(a)	506,612	412,844
Total FHLB advances	$3,961,112	$3,268,094
Total short and long-term funding	$4,816,609	$4,170,234
(a) Includes fair value hedge. For additional information on the fair value hedges, see Note 10.
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
The Corporation utilizes repurchase agreements to facilitate the needs of its customers. The fair value of securities pledged to secure repurchase agreements may decline. At September 30, 2026, the Corporation had pledged securities valued at 222% of the gross outstanding balance of repurchase agreements to manage this risk.
The remaining contractual maturity of the securities sold under agreements to repurchase on the consolidated balance sheets is presented in the following table:

	Overnight and Continuous
(in thousands)	September 30, 2026	December 31, 2025
Repurchase agreements
Agency mortgage-related securities	$66,124	$47,794
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
FHLB Advances
Under agreements with the FHLB of Chicago, FHLB advances are secured by pledging qualifying collateral of the subsidiary bank (such as residential mortgage loans, residential mortgage loans held for sale, home equity loans, CRE loans, and investment securities). The FHLB advances had maturity or call dates ranging from 2026 through 2031 at September 30, 2026.
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
The contract or notional amount of a derivative is used to determine, along with the other terms of the derivative, the amounts to be exchanged between the counterparties. The Corporation is exposed to credit risk in the event of nonperformance by counterparties to financial instruments. To mitigate the counterparty risk, contracts generally contain language outlining collateral pledging requirements for each counterparty. For non-centrally cleared derivatives, collateral must be posted when the market value exceeds certain mutually agreed upon threshold limits. Securities and cash are often pledged as collateral. The Corporation pledged $67.0 million and $79.4 million of investment securities as collateral at September 30, 2026, and December 31, 2025, respectively. Cash is often pledged or received as collateral for derivatives that are not centrally cleared. The Corporation's cash collateral pledged was $1.6 million at September 30, 2026 and $11.8 million at December 31, 2025. For fair value information and disclosures and for the Corporation's accounting policy for derivative and hedging activities, see the Fair Value Measurements and Summary of Significant Accounting Policies notes in the Corporation's 2025 Annual Report on Form 10-K.

The following table presents the total notional amounts and gross fair values of the Corporation's derivatives, as well as the balance sheet netting adjustments:

	Sep 30, 2026				Dec 31, 2025
	Asset		Liability		Asset		Liability
(in thousands)	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Designated as hedging instruments:
Interest rate-related instruments(a)	$775,000	$308	$2,250,000	$21,136	$2,425,000	$10,517	$25,000	$1
Foreign currency exchange forwards	321,506	2,240	22,368	245	280,159	757	38,384	194
Total designated as hedging instruments		2,548		21,381		11,274		195
Not designated as hedging instruments:
Interest rate-related and other instruments	4,530,042	112,606	7,640,608	220,964	4,775,818	66,787	7,072,274	108,631
Foreign currency exchange forwards	41,744	451	36,366	226	48,904	1,731	43,787	1,517
Mortgage banking(b)	67,965	2,931	124,500	—	39,998	814	107,000	444
Total not designated as hedging instruments		115,988		221,190		69,332		110,592
Gross derivatives before netting		118,536		242,571		80,606		110,787
Less: Legally enforceable master netting agreements		926		926		12,839		12,839
Less: Cash collateral pledged/received		75,651		1,630		10,343		8,334
Total derivative instruments, after netting		$41,959		$240,015		$57,424		$89,614

(a) The notional amounts of the interest rate-related instruments designated as hedging instruments include forward starting interest rate swaps. As of September 30, 2026, this includes swaps with effective dates of November 1, 2026 to December 1, 2026 that had an asset notional of $25.0 million and a nominal fair value, and a liability notional amount and fair value of $550.0 million and $10.9 million, respectively. As of December 31, 2025, the Corporation did not have any forward starting interest rate-swaps.
(b) The mortgage derivative asset includes interest rate lock commitments, while the mortgage derivative liability includes forward commitments. Given the fair value position as of September 30, 2026, the fair value of the mortgage derivative asset included $0.1 million of interest rate lock commitments and $2.9 million of forward commitments. Given the fair value position as of December 31, 2025, the fair value of the mortgage derivative asset included $0.8 million of interest rate lock commitments and the derivative liability included $0.4 million of forward commitments.

The following table presents amounts that were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges:

	Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included
	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Carrying Amount of the Hedged Assets/(Liabilities)(a)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)
(in thousands)	Sep 30, 2026		Dec 31, 2025
Other long-term funding	$(295,768)	$4,232	$(301,760)	$(1,760)
FHLB Advances	(195,006)	4,994	(198,722)	1,278
Total	$(490,774)	$9,226	$(500,482)	$(482)

(a) Excludes hedged items where only foreign currency risk is the designated hedged risk. At September 30, 2026 and December 31, 2025, the carrying amount excluded for foreign currency denominated loans was $343.9 million and $318.5 million, respectively.
The Corporation terminated its $500.0 million fair value hedge during the fourth quarter of 2019. At September 30, 2026, the amortized cost basis of the closed portfolios which had previously been used in the terminated hedging relationship was $147.4 million and is included in loans on the consolidated balance sheets. This amount includes $0.6 million of hedging adjustments on the discontinued hedging relationships, which are not presented in the table above.

The tables below identify the effect of fair value and cash flow hedge accounting on the Corporation's consolidated statements of income:

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value and Cash Flow Hedging Relationships
	Three Months Ended Sep 30,				Nine Months Ended Sep 30,
	2026		2025		2026		2025
(in thousands)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)	Interest Income	Interest (Expense)
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value or cash flow hedges are recorded(a)	$412	$(476)	$(1,474)	$(1,324)	$1,581	$(1,253)	$(4,087)	$(5,485)
The effects of fair value and cash flow hedging: Impact on fair value hedging relationships in Subtopic 815-20
Interest contracts:
Hedged items	(24)	3,767	(33)	(696)	(198)	9,708	(92)	(11,793)
Derivatives designated as hedging instruments(a)	436	(4,243)	(1,440)	(628)	1,779	(10,961)	(3,995)	6,308
(a) Includes net settlements on the derivatives.

	Location and Amount Recognized on the Consolidated Statements of Income in Fair Value Hedging Relationships
	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
	2026	2025	2026	2025
(in thousands)	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net	Capital Markets, Net
Total amounts of income/expense presented on the consolidated statements of income in which the effects of the fair value hedges are recorded	$—	$—	$53	$1
The effects of fair value hedging: Impact on fair value hedging relationships in Subtopic 815-20
Foreign currency contracts:
Hedged items	(4,002)	(8,352)	(22,088)	11,742
Derivatives designated as hedging instruments	4,002	8,352	22,141	(11,741)
The following table presents the effect of cash flow hedge accounting on accumulated other comprehensive income (loss):

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2026	2025	2026	2025
Interest rate-related instruments designated as cash flow hedging instruments
Amount of (loss) income recognized in OCI on cash flow hedge derivatives(a)	$(15,247)	$(825)	$(29,665)	$7,707
Amount of loss reclassified from accumulated other comprehensive income (loss) into interest income(a)	(436)	1,440	(1,779)	3,995
(a) The entirety of gains (losses) recognized in OCI as well as those reclassified from accumulated other comprehensive income (loss) into interest income were included components in the assessment of hedge effectiveness.
Amounts reported in accumulated other comprehensive income (loss) related to cash flow hedge derivatives are reclassified to interest income as interest payments are made on the hedged variable interest rate assets. The Corporation estimates that $9.2 million will be reclassified as a decrease to interest income over the next 12 months. This amount could differ from amounts actually recognized due to changes in interest rates, hedge de-designations, or the addition of other hedges subsequent to September 30, 2026. The maximum length of time over which the Corporation is hedging its exposure to the variability in future cash flows is 38 months as of September 30, 2026.

The table below identifies the effect of derivatives not designated as hedging instruments on the Corporation's consolidated statements of income:

	Consolidated Statements of Income Category of Gain / (Loss) Recognized in Income	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)		2026	2025	2026	2025
Derivative instruments
Interest rate-related and other instruments — customer and mirror, net	Capital markets, net	$80	$(18)	$49	$(108)
Interest rate-related instruments — MSRs hedge	Mortgage banking, net	(8,157)	131	(8,376)	1,290
Foreign currency exchange forwards	Capital markets, net	215	315	857	(261)
Interest rate lock commitments (mortgage)	Mortgage banking, net	(1,380)	(792)	(763)	803
Forward commitments (mortgage)	Mortgage banking, net	3,276	913	3,323	(703)
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
The following tables present the interest rate and foreign exchange assets and liabilities subject to an enforceable master netting arrangement. The interest rate and foreign exchange agreements the Corporation has with its commercial customers are not subject to an enforceable master netting arrangement and are therefore excluded from these tables:

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Liabilities Offset	Cash Collateral Received		Security Collateral Received	Net Amount
Derivative assets
September 30, 2026	$111,742	$(926)	$(75,651)	$35,165	$(16,214)	$18,951
December 31, 2025	42,468	(12,839)	(10,343)	19,286	(18,131)	1,155

	Gross Amounts Recognized	Gross Amounts Subject to Master Netting Arrangements Offset on the Consolidated Balance Sheets		Net Amounts Presented on the Consolidated Balance Sheets	Gross Amounts Not Offset on the Consolidated Balance Sheets
(in thousands)		Derivative Assets Offset	Cash Collateral Pledged		Security Collateral Pledged	Net Amount
Derivative liabilities
September 30, 2026	$21,995	$(926)	$(1,630)	$19,439	$—	$19,439
December 31, 2025	23,006	(12,839)	(8,334)	1,833	—	1,833

Note 12 Commitments, Off-Balance Sheet Arrangements, and Legal Proceedings
The Corporation utilizes a variety of financial instruments in the normal course of business to meet the financial needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include lending-related and other commitments (see below) as well as derivative instruments (see Note 10). The following is a summary of lending-related commitments:

(in thousands)	Sep 30, 2026	Dec 31, 2025
Commitments to extend credit(a), excluding commitments to originate residential mortgage loans held for sale(b)	$13,640,398	$11,872,816
Commercial letters of credit(a)	430	425
Standby letters of credit(c)	255,660	222,047
(a) These off-balance sheet financial instruments are exercisable at the market rate prevailing at the date the underlying transaction will be completed and, thus, are deemed to have no current fair value, or the fair value is based on fees currently charged to enter into similar agreements and was not material at September 30, 2026 or December 31, 2025.
(b) Interest rate lock commitments to originate residential mortgage loans held for sale are considered derivative instruments and are disclosed in Note 10.
(c) Standby letters of credit are presented excluding participations. The Corporation has established a liability of $2.4 million at September 30, 2026 and $2.2 million at December 31, 2025, as an estimate of the fair value of these financial instruments.
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
The following table presents a summary of the changes in the allowance for unfunded commitments:

(in thousands)	Nine Months Ended Sep 30, 2026	Year Ended Dec 31, 2025
Allowance for unfunded commitments
Balance at beginning of period	$41,276	$38,776
Initial allowance for PCD unfunded commitments	3,597	—
Initial allowance for purchased seasoned unfunded commitments	1,871	—
Provision for unfunded commitments	3,000	2,500
Balance at end of period	$49,744	$41,276
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
The aggregate carrying value of investments in qualified affordable housing and historic projects at September 30, 2026 was $167.0 million, compared to $174.3 million at December 31, 2025, included in tax credit and other investments on the consolidated balance sheets. The Corporation's remaining investments accounted for under the proportional amortization method totaled $165.9 million at September 30, 2026 and $172.2 million at December 31, 2025.

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

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2026	2025	2026	2025
Income tax credits and other income tax benefits recognized	$9,046	$9,468	$28,589	$29,698
Amortization expense	8,476	9,249	25,623	26,307
The Corporation’s unfunded contributions relating to investments in qualified affordable housing and historic projects are recorded in accrued expenses and other liabilities on the consolidated balance sheets. The Corporation’s remaining unfunded contributions totaled $34.1 million at September 30, 2026 and $22.8 million at December 31, 2025.
The Corporation has principal investment commitments to provide capital-based financing to private companies through either direct investment in specific companies or through investment funds and partnerships. The timing of future cash requirements to fund such principal investment commitments is generally dependent on the investment cycle, whereby privately held companies are funded by private equity investors and ultimately sold, merged, or taken public through an initial public offering, which can vary based on overall market conditions, as well as the nature and type of industry in which the companies operate. The timing of future cash requirements to fund these pools is dependent upon loan demand, which can vary over time. The aggregate carrying value of these investments was $75.9 million at September 30, 2026 and $62.3 million at December 31, 2025, included in tax credit and other investments on the consolidated balance sheets.
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
As a result of make whole requests, the Corporation has repurchased loans with aggregate principal balances of $4.3 million and $3.5 million for the nine months ended September 30, 2026 and the year ended December 31, 2025, respectively. There were no loss reimbursement and settlement claims paid in the nine months ended September 30, 2026 or for the year ended December 31, 2025. Make whole requests since January 1, 2025 generally arose from loans originated since January 1, 2022 with balances totaling $4.5 billion at the time of sale, consisting primarily of loans sold to GSEs. As of September 30, 2026, $2.1 billion of those loans originated since January 1, 2022 remain outstanding.
The balance in the mortgage repurchase reserve at the balance sheet date reflects the estimated amount of potential loss the Corporation could incur from repurchasing a loan, as well as loss reimbursements, indemnifications, and other settlement resolutions. The mortgage repurchase reserve, included in accrued expenses and other liabilities on the consolidated balance sheets, was $0.5 million at September 30, 2026 and $0.3 million at December 31, 2025.

The Corporation may also sell residential mortgage loans with limited recourse (limited in that the recourse period ends prior to the loan’s maturity, usually after certain time and/or loan paydown criteria have been met), whereby repurchase could be required if the loan had defined delinquency issues during the limited recourse periods. At September 30, 2026 and December 31, 2025, there were $12.7 million and $11.4 million, respectively, of residential mortgage loans sold with such recourse risk. There have been limited instances and immaterial historical losses on repurchases for recourse under the limited recourse criteria.
The Corporation has a subordinate position to the FHLB in the credit risk on residential mortgage loans it sold to the FHLB Mortgage Partnership Finance Traditional program in exchange for a monthly credit enhancement fee. At September 30, 2026 and December 31, 2025, there were $419.0 million and $273.4 million, respectively, of such residential mortgage loans with credit risk recourse, upon which there have been immaterial historical losses to the Corporation.
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

The tables below present the Corporation’s financial instruments measured at fair value on a recurring basis and carrying amounts and estimated fair values of certain financial instruments, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Sep 30, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and due from banks	$644,519	$644,519	$644,519	$—	$—
Interest-bearing deposits in other financial institutions	982,850	982,850	982,850	—	—
Federal funds sold and securities purchased under agreements to resell	100	100	100	—	—
AFS investment securities:
Obligations of state and political subdivisions (municipal securities)	6,392	6,392	—	6,392	—
Residential mortgage-related securities:
FNMA / FHLMC	134,464	134,464	—	134,464	—
GNMA	5,352,106	5,352,106	—	5,352,106	—
Commercial mortgage-related securities:
FNMA / FHLMC	347,399	347,399	—	347,399	—
GNMA	102,863	102,863	—	102,863	—
Asset backed securities:
FFELP	86,048	86,048	—	86,048	—
SBA	164,502	164,502	—	164,502	—
Other debt securities(a)	5,054	5,054	—	2,991	2,063
Total AFS investment securities	6,198,828	6,198,828	—	6,196,765	2,063
HTM investment securities:
U.S. Treasury securities	997	993	993	—	—
Obligations of state and political subdivisions (municipal securities)	1,576,827	1,304,761	—	1,304,761	—
Residential mortgage-related securities:
FNMA / FHLMC	771,047	598,700	—	598,700	—
GNMA	36,181	31,634	—	31,634	—
Private-label	284,928	224,916	—	224,916	—
Commercial mortgage-related securities:
FNMA / FHLMC	752,924	609,904	—	609,904	—
GNMA	39,316	33,974	—	33,974	—
Total HTM investment securities	3,462,220	2,804,882	993	2,803,889	—
Equity securities:
Equity securities	15,043	15,043	15,043	—	—
Equity securities at NAV	15,000	15,000
Total equity securities	30,043	30,043

Regulatory stocks	304,330	304,330	—	304,330	—
Residential loans held for sale	66,770	66,770	—	66,770	—
Loans, net	36,005,495	34,759,951	—	—	34,759,951
Bank and corporate owned life insurance	717,175	717,175	—	717,175	—
Mortgage servicing rights, net	94,919	94,919	—	—	94,919
Interest rate-related instruments designated as hedging instruments(b)	308	308	—	308	—
Foreign currency exchange forwards designated as hedging instruments(b)	2,240	2,240	—	2,240	—
Interest rate-related and other instruments not designated as hedging instruments(b)	112,606	112,606	—	112,606	—
Foreign currency exchange forwards not designated as hedging instruments(b)	451	451	—	451	—
Interest rate lock commitments to originate residential mortgage loans held for sale	2,931	2,931	—	—	2,931
Total selected assets at fair value	$48,625,785	$46,722,903	$1,643,505	$10,204,534	$34,859,864
(a) The quantifiable unobservable input for fair value measurement of the Level 3 classified security is externally developed.
(b) Figures are presented gross before netting. See Note 10 and Note 11 for information relating to the impact of offsetting derivative assets and liabilities and cash collateral with the same counterparty where there is a legally enforceable master netting agreement in place.

	Sep 30, 2026
(in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Liabilities
Deposits:
Brokered CDs	$3,790,075	$3,773,476	$—	$3,773,476	$—
Other time deposits	4,963,737	4,948,274	—	4,948,274	—

Federal funds purchased and securities sold under agreements to repurchase	266,329	266,329	266,329	—	—

FHLB advances	3,961,112	3,950,034	—	3,950,034	—
Senior and subordinated debt	589,168	566,385	—	566,385	—
Standby letters of credit(a)	2,365	2,365	—	2,365	—
Interest rate-related instruments designated as hedging instruments(b)	21,136	21,136	—	21,136	—
Foreign currency exchange forwards designated as hedging instruments(b)	245	245	—	245	—
Interest rate-related and other instruments not designated as hedging instruments(b)	220,964	220,964	—	220,964	—
Foreign currency exchange forwards not designated as hedging instruments(b)	226	226	—	226	—
Total selected liabilities at fair value	$13,815,357	$13,749,434	$266,329	$13,483,105	$—

(a) The commitment on standby letters of credit was $255.7 million at September 30, 2026. See Note 12 for additional information on the standby letters of credit and for information on the fair value of lending-related commitments.
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
The table below presents a rollforward of the consolidated balance sheets amounts for the Corporation's mortgage derivatives measured at fair value on a recurring basis and classified within Level 3 of the fair value hierarchy:

(in thousands)	Interest rate lock commitments to originate residential mortgage loans held for sale	Forward commitments to sell residential mortgage loans
Balance December 31, 2024	$327	$(254)
New production	13,435	(3,998)
Closed loans / settlements	(13,690)	2,738
Other	742	1,958
Change in mortgage derivative	487	698
Balance December 31, 2025	814	444
New production	11,173	(158)
Closed loans / settlements	(8,815)	4,843
Other	(241)	(5,129)
Change in mortgage derivative	2,117	(444)
Balance September 30, 2026	$2,931	$—
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
The Corporation did not have any activity for Level 3 equity securities for the nine months ended September 30, 2026.
The Corporation acquired a Level 3 AFS debt security upon the acquisition of American National on April 1, 2026. The security was valued at $2.1 million and no related adjustments to fair value have been recorded as of September 30, 2026.

The table below presents the Corporation’s assets measured at fair value on a nonrecurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value
(in thousands)	Fair Value Hierarchy	September 30, 2026	December 31, 2025
Assets
Individually evaluated loans	Level 3	$69,679	$18,659
OREO(a)	Level 2	1,442	770
(a) These assets are held at lower of its carrying amount or fair value less cost to sell. Assets included here are those that were adjusted to fair value less cost to sell during the period.
The table below presents the unobservable inputs that are readily quantifiable pertaining to Level 3 measurements:

September 30, 2026	Valuation Technique	Significant Unobservable Input	Range of Inputs			Weighted Average Input Applied
Mortgage servicing rights	Discounted cash flow	Option adjusted spread	5%	-	8%	5%
Mortgage servicing rights	Discounted cash flow	Constant prepayment rate	2%	-	100%	8%
Individually evaluated loans	Discounted cash flow	Discount factor	30%	-	45%	32%
Individually evaluated loans	Market approach	Appraisal / Cost to sell	41%	-	80%	49%
Interest rate lock commitments to originate residential mortgage loans held for sale	Discounted cash flow	Closing ratio	58%	-	100%	92%

Note 14 Retirement Plans
The Corporation has a noncontributory defined benefit RAP, covering employees who meet participation requirements. The benefit allocations are based primarily on years of service and the employee’s compensation paid. Employees of acquired entities generally participate in the RAP after consummation of the business combinations. As part of acquisition-related integration activities, employees who become eligible for participation in the RAP are generally provided service credit for their employment with the acquired institution for eligibility and vesting purposes.

The Corporation also provides legacy healthcare access to a limited group of retired employees from a previous acquisition in the Postretirement Plan. There are no other active retiree healthcare plans.
The components of net periodic pension benefit and net periodic cost for the RAP and Postretirement Plan were as follows:

	Three Months Ended Sep 30,		Nine Months Ended Sep 30,
(in thousands)	2026	2025	2026	2025
RAP
Service cost	$869	$636	$2,606	$2,255
Interest cost	2,749	3,027	8,248	8,655
Expected return on plan assets	(9,772)	(9,832)	(29,316)	(29,450)
Amortization of prior service credit	(44)	(44)	(133)	(133)
Total net periodic pension benefit	$(6,198)	$(6,213)	$(18,595)	$(18,673)
Postretirement Plan
Interest cost	$22	$26	$65	$78
Amortization of prior service credit	(19)	(19)	(56)	(56)
Amortization of actuarial loss	—	4	—	12
Total net periodic cost	$3	$11	$9	$34
The components of net periodic pension benefit and net periodic cost, other than the service cost component, are included in the other noninterest expense caption of the consolidated statements of income. The service cost component is included in the personnel noninterest expense caption of the consolidated statements of income.
The Corporation’s funding policy is to pay at least the minimum amount required by federal law and regulations, with consideration given to the maximum funding amounts allowed. The Corporation regularly reviews the funding of its RAP. There were no contributions during 2025 or the nine months ended September 30, 2026.
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

Financial information about the Corporation’s segments is presented below:

	Three Months Ended September 30, 2026
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income	$272,556	$86,379	$18,316	$377,251
Net intersegment interest (expense) income	(111,503)	158,683	(47,180)	—
Net interest income (expense)	161,053	245,062	(28,864)	377,251
Noninterest income	22,174	56,318	8,639	87,131
Total income (expense) before provision	183,227	301,380	(20,225)	464,382
Provision for credit losses	19,776	6,695	(12,466)	14,005
Total income (expense) after provision	163,451	294,685	(7,759)	450,377
Noninterest expense
Personnel	25,535	70,103	58,076	153,714
Technology(a)	1,293	14,853	26,579	42,725
Occupancy(a)	248	8,869	6,435	15,552
Business development and advertising	943	855	7,679	9,477
Equipment(a)	6	2,374	3,100	5,480
Legal and professional	358	1,320	7,375	9,053
Loan and foreclosure costs	156	1,866	17	2,039
FDIC assessment	—	—	11,802	11,802
Other intangible amortization	—	—	6,894	6,894
Other noninterest expense (income)	914	8,305	(5,613)	3,606
Allocated indirect expense (income)	28,421	67,629	(96,050)	—
Total noninterest expense	57,874	176,174	26,294	260,342
Net income (loss) before income taxes	105,577	118,511	(34,053)	190,035
Income tax expense (benefit)	19,461	24,887	(899)	43,449
Net income (loss)	$86,116	$93,624	$(33,154)	$146,586

Loans	$21,954,404	$14,173,208	$392,259	$36,519,871
Allocated goodwill	556,343	590,738	—	1,147,081
Total assets	22,743,700	15,345,776	13,310,376	51,399,852
(a) A portion of total depreciation expense of $0.2 million, $6.1 million, and $5.8 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	Three Months Ended September 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income (expense)	$246,829	$68,027	$(9,634)	$305,222
Net intersegment interest (expense) income	(107,596)	146,139	(38,543)	—
Net interest income (expense)	139,233	214,166	(48,177)	305,222
Noninterest income	17,882	53,670	9,713	81,265
Total income (expense) before provision	157,115	267,836	(38,464)	386,487
Provision for credit losses	20,424	6,437	(10,861)	16,000
Total income (expense) after provision	136,691	261,399	(27,603)	370,487
Noninterest expense
Personnel	21,287	62,334	52,082	135,703
Technology(a)	903	13,179	14,508	28,590
Occupancy(a)	163	7,430	5,164	12,757
Business development and advertising	787	778	6,797	8,362
Equipment(a)	6	2,186	2,176	4,368
Legal and professional	337	585	4,310	5,232
Loan and foreclosure costs	111	979	548	1,638
FDIC assessment	—	—	9,980	9,980
Other intangible amortization	—	—	2,203	2,203
Other noninterest expense (income)	882	7,702	(1,215)	7,369
Allocated indirect expense (income)	32,556	63,997	(96,553)	—
Total noninterest expense	57,032	159,170	—	216,202
Net income (loss) before income taxes	79,659	102,229	(27,603)	154,286
Income tax expense (benefit)	15,055	21,468	(6,969)	29,554
Net income (loss)	$64,604	$80,761	$(20,634)	$124,732

Loans	$18,033,065	$12,481,836	$437,063	$30,951,964
Allocated goodwill	525,836	579,156	—	1,104,992
Total assets	18,304,871	12,974,383	13,176,609	44,455,863
(a) A portion of total depreciation expense of $0.1 million, $5.9 million, and $6.1 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	Nine Months Ended Sep 30, 2026
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services	Consolidated Corporation
Net segment interest income	$770,984	$241,297	$42,198	$1,054,479
Net intersegment interest (expense) income	(325,347)	432,201	(106,854)	—
Net interest income (expense)	445,637	673,498	(64,656)	1,054,479
Noninterest income	51,714	168,698	22,975	243,387
Total income (expense) before provision	497,351	842,196	(41,681)	1,297,866
Provision for credit losses	61,723	20,086	(37,415)	44,394
Total income (expense) after provision	435,628	822,110	(4,266)	1,253,472
Noninterest expense
Personnel	73,680	200,513	175,861	450,054
Technology(a)	3,409	42,830	59,089	105,328
Occupancy(a)	721	25,491	17,157	43,369
Business development and advertising	3,040	2,381	20,430	25,851
Equipment(a)	18	6,762	9,734	16,514
Legal and professional	887	3,484	28,857	33,228
Loan and foreclosure costs	876	4,095	327	5,298
FDIC assessment	—	—	31,234	31,234
Other intangible amortization	—	—	15,990	15,990
Other noninterest expense (income)	2,722	26,363	(4,565)	24,520
Allocated indirect expense (income)	80,651	194,739	(275,390)	—
Total noninterest expense	166,004	506,658	78,724	751,386
Net income (loss) before income taxes	269,624	315,452	(82,990)	502,086
Income tax expense (benefit)	49,134	66,346	(3,179)	112,301
Net income (loss)	$220,490	$249,106	$(79,811)	$389,785
(a) A portion of total depreciation expense of $0.5 million, $18.6 million, and $17.7 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

	Nine Months Ended Sep 30, 2025
(in thousands)	Corporate and Commercial Specialty	Community, Consumer and Business	Risk Management and Shared Services(a)	Consolidated Corporation
Net segment interest income (expense)	$717,093	$199,393	$(25,323)	$891,163
Net intersegment interest (expense) income	(311,153)	434,995	(123,842)	—
Net interest income (expense)	405,940	634,388	(149,165)	891,163
Noninterest income	42,770	154,230	10,019	207,019
Total income (expense) before provision	448,710	788,618	(139,146)	1,098,182
Provision for credit losses	59,806	18,871	(31,678)	46,999
Total income (expense) after provision	388,904	769,747	(107,468)	1,051,183
Noninterest expense
Personnel	62,763	178,847	144,983	386,593
Technology(b)	2,336	39,126	40,775	82,237
Occupancy(b)	499	23,249	17,034	40,782
Business development and advertising	2,973	2,583	16,940	22,496
Equipment(b)	18	6,517	6,854	13,389
Legal and professional	759	1,928	15,302	17,989
Loan and foreclosure costs	1,182	3,495	2,260	6,937
FDIC assessment	—	—	30,124	30,124
Other intangible amortization	—	—	6,608	6,608
Other noninterest expense	2,596	23,129	3,292	29,017
Allocated indirect expense (income)	96,061	188,111	(284,172)	—
Total noninterest expense	169,187	466,985	—	636,173
Net income (loss) before income taxes	219,717	302,762	(107,468)	415,010
Income tax expense (benefit)	41,053	63,580	(27,271)	77,362
Net income (loss)	$178,662	$239,182	$(80,196)	$337,648
(a) An unusual item of a $7.0 million loss on mortgage portfolio sale as a result of the settlement of the mortgage sale announced in the fourth quarter of 2024 is included within the noninterest income caption.
(b) A portion of total depreciation expense of $0.2 million, $17.8 million, and $20.0 million for the Corporate and Commercial Specialty, Community Consumer and Business, and Risk Management and Shared Services segments, respectively, is included in this expense caption.

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

Note 16 Accumulated Other Comprehensive Income (Loss)
The following table summarizes the components of accumulated other comprehensive income (loss) at September 30, 2026 and 2025, including changes during the preceding nine and three month periods as well as any reclassifications out of accumulated other comprehensive income (loss):

(in thousands)	Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2025	$(2,456)	$12,894	$(18,003)	$(7,566)
Other comprehensive loss before reclassifications	(272,763)	—	—	(272,763)
Amounts reclassified from accumulated other comprehensive (loss) income:
Amortization of net unrealized losses on AFS securities transferred to HTM securities	5,503	—	—	5,503
Other assets / accrued expenses and other liabilities	—	(29,665)	—	(29,665)
Interest expense	—	(1,779)	—	(1,779)
Personnel expense	—	—	(189)	(189)
Income tax benefit (expense)	66,660	(7,565)	47	59,143
Net other comprehensive loss during period	(200,600)	(39,009)	(142)	(239,750)
Balance September 30, 2026	$(203,056)	$(26,115)	$(18,145)	$(247,316)

Balance December 31, 2024	$(48,993)	$(1,268)	$(24,154)	$(74,416)
Other comprehensive income before reclassifications	47,970	—	4,770	52,741
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of net unrealized losses on AFS securities transferred to HTM securities	5,978	—	—	5,978
Other assets / accrued expenses and other liabilities	—	7,707	—	7,707
Interest income	—	3,995	—	3,995
Personnel expense	—	—	(189)	(189)
Other expense	—	—	(12)	(12)
Income tax (expense) benefit	(13,456)	2,816	(1,140)	(11,780)
Net other comprehensive income during period	40,492	14,518	3,429	58,439
Balance September 30, 2025	$(8,501)	$13,249	$(20,725)	$(15,977)

(in thousands)	Investment Securities	Cash Flow Hedge Derivatives	Defined Benefit Pension and Postretirement Obligations	Accumulated Other Comprehensive (Loss) Income
Balance June 30, 2026	$(54,836)	$(6,659)	$(18,098)	$(79,593)
Other comprehensive loss before reclassifications	(199,386)	—	—	(199,386)
Amounts reclassified from accumulated other comprehensive (loss) income:
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,912	—	—	1,912
Other assets / accrued expenses and other liabilities	—	(15,247)	—	(15,247)
Interest income	—	(436)	—	(436)
Personnel expense	—	—	(63)	(63)
Income tax benefit (expense)	49,254	(3,773)	16	45,497
Net other comprehensive loss during period	(148,220)	(19,456)	(47)	(167,723)
Balance September 30, 2026	$(203,056)	$(26,115)	$(18,145)	$(247,316)

Balance June 30, 2025	$(6,109)	$12,487	$(20,674)	$(14,297)
Other comprehensive loss before reclassifications	(5,178)	—	—	(5,178)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of net unrealized losses on AFS securities transferred to HTM securities	1,992	—	—	1,992
Other assets / accrued expenses and other liabilities	—	(825)	—	(825)
Interest income	—	1,440	—	1,440
Personnel expense	—	—	(63)	(63)
Other expense	—	—	(4)	(4)
Income tax benefit	795	148	17	960
Net other comprehensive (loss) income during period	(2,392)	763	(51)	(1,680)
Balance September 30, 2025	$(8,501)	$13,249	$(20,725)	$(15,977)

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Performance Summary
•Average loans of $34.5 billion increased $4.0 billion, or 13%, from the first nine months of 2025, driven primarily by the American National acquisition and the organic growth in commercial and business lending portfolio.
•Average deposits of $38.9 billion increased $4.3 billion, or 12%, from the first nine months of 2025, primarily due to the American National acquisition.
•Net interest income of $1.1 billion increased $163.3 million, or 18%, from the first nine months of 2025, and net interest margin was 3.14%, compared to 3.02% for the first nine months of 2025. These increases were driven by the acquisition of American National in the second quarter of 2026. Additionally, the increase in interest income reflected the continued shift in earning asset mix from lower-yielding residential mortgage loans to higher-yielding commercial and business lending. The decrease in interest expense was driven by lower market interest rates and a favorable shift in deposit mix away from higher-cost money market and brokered CD deposits toward lower-cost funding sources, including savings and other time deposits, and noninterest-bearing demand deposits. Net interest margin benefited from these factors, as reductions in funding costs more than offset the decline in earning asset yields resulting from the repricing of variable-rate assets in the lower interest rate environment.
•Provision for credit losses was $44.4 million compared to $47.0 million for the first nine months of 2025, driven by nominal credit movement coupled with general macroeconomic trends. In addition, expected credit losses associated with acquired seasoned loans were largely recognized through purchase accounting following the adoption of ASU 2025-08, reducing the need for incremental provision expense associated with the acquired balances.
•Noninterest income of $243.4 million increased $36.4 million, or 18%, from the first nine months of 2025. The increase was primarily driven by higher service charges and deposit account fees and card-based fees, reflecting, in part, the American National acquisition, higher wealth management fees resulting from increased trust and investment advisory revenue, increased capital markets revenue driven by elevated syndication fees and foreign exchange swap revenue, higher other asset gains due to valuation changes in deferred compensation plan assets whose impact is fully offset in personnel expense, and the absence of the nonrecurring loss on mortgage portfolio sale recognized in the first quarter of 2025 in connection with the completion of balance sheet repositioning announced in the fourth quarter of 2024.
•Noninterest expense of $751.4 million increased $115.2 million, or 18%, from the first nine months of 2025. The increase was primarily attributable to the American National acquisition, including recurring expenses such as personnel costs associated with new colleagues and amortization of CDI. The acquisition also resulted in nonrecurring expenses, including severance and retention bonuses impacting personnel expense, contract termination costs increasing technology expense, and transaction and integration-related legal and professional fees. In addition, technology expense increased due to higher subscription costs, increased equipment expense resulting from elevated small equipment purchases, and increased legal and professional expense due to information technology augmentation costs. These increases were offset by a gain on sale of an OREO property in the third quarter of 2026.

Table 1 Summary Results of Operations: Trends

	YTD		Quarter ended
(Dollars in thousands, except per share data)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Net income	$389,785	$337,648	$146,586	$123,564	$119,635	$137,129	$124,732
Net income available to common equity	381,160	329,023	143,711	120,689	116,760	134,254	121,857
Earnings per common share - basic	2.11	1.98	0.77	0.64	0.70	0.81	0.73
Earnings per common share - diluted	2.09	1.96	0.76	0.63	0.70	0.80	0.73
Dividend payout ratio(a)	34.12%	34.85%	31.17%	37.50%	34.29%	29.63%	31.51%
Book value / share(b)			28.44	28.85	29.04	28.81	28.17
Tangible book value (TBV) / share(b)(c)			21.67	22.15	22.23	22.01	21.36
Performance ratios
Return on average assets(d)	1.06%	1.04%	1.13%	0.97%	1.08%	1.23%	1.12%
Return on average tangible assets(c)(d)	1.12%	1.08%	1.20%	1.03%	1.12%	1.27%	1.17%
Return on average equity(d)	9.59%	9.55%	10.28%	8.81%	9.69%	11.09%	10.26%
Return on average tangible common equity (ROATCE)(c)(d)	13.08%	13.13%	14.05%	12.12%	13.03%	15.04%	14.02%
Efficiency ratios (expense / revenue)
Fully tax-equivalent efficiency ratio	56.13%	56.67%	54.10%	58.30%	56.03%	55.21%	54.77%
Adjusted efficiency ratio(c)	53.17%	56.32%	51.27%	52.91%	55.77%	55.15%	54.77%
(a) Ratio is based upon basic earnings per common share.
(b) Based on period end common shares outstanding.
(c) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.
(d) This ratio is annualized.

Back to table of contents
Income Statement Analysis
Net Interest Income
Table 2 Net Interest Income Analysis

	Nine Months Ended Sep 30,
	2026			2025(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$12,800,123	$573,125	5.99%	$10,980,230	$536,786	6.54%
Commercial real estate—owner occupied	1,447,492	60,238	5.56%	1,120,206	48,042	5.73%
Commercial and business lending	14,247,615	633,363	5.94%	12,100,436	584,828	6.46%
Commercial real estate—investor	6,085,950	275,310	6.05%	5,432,417	265,772	6.54%
Real estate construction	2,360,444	118,800	6.73%	1,920,292	104,598	7.28%
Commercial real estate lending	8,446,394	394,110	6.24%	7,352,709	370,370	6.73%
Total commercial	22,694,009	1,027,473	6.05%	19,453,145	955,197	6.56%
Residential mortgage	6,866,076	196,514	3.82%	7,091,945	197,371	3.71%
Auto finance	3,754,434	160,677	5.72%	2,926,862	122,562	5.60%
Home equity	788,518	38,179	6.46%	671,884	36,791	7.30%
Other consumer	364,560	28,557	10.47%	309,654	26,389	11.39%
Total consumer	11,773,588	423,927	4.81%	11,000,345	383,113	4.65%
Total loans	34,467,597	1,451,400	5.63%	30,453,490	1,338,311	5.87%
Investments
Taxable securities	7,732,748	251,574	4.34%	6,582,998	214,689	4.35%
Tax-exempt securities(b)	1,963,684	51,864	3.52%	2,006,027	52,844	3.51%
Other short-term investments	1,238,168	42,444	4.58%	935,475	35,274	5.04%
Total investments	10,934,600	345,882	4.22%	9,524,500	302,806	4.24%
Total earning assets and related interest income	45,402,197	$1,797,282	5.29%	39,977,990	$1,641,117	5.48%
Other assets, net	3,906,735			3,382,379
Total assets	$49,308,932			$43,360,369
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$5,924,846	$58,712	1.32%	$5,241,799	$54,110	1.38%
Interest-bearing demand	8,551,442	111,999	1.75%	7,870,806	132,678	2.25%
Money market	7,113,072	126,973	2.39%	5,975,632	116,316	2.60%
Network transaction deposits	1,888,746	52,687	3.73%	1,875,523	61,554	4.39%
Brokered CDs	3,834,723	114,325	3.99%	4,105,700	137,589	4.48%
Other time deposits	4,728,922	122,943	3.48%	3,815,105	106,892	3.75%
Total interest-bearing deposits	32,041,751	587,639	2.45%	28,884,565	609,139	2.82%
Federal funds purchased and securities sold under agreements to repurchase	407,330	10,826	3.55%	274,204	7,733	3.77%
FHLB advances	3,548,066	100,760	3.80%	2,672,351	86,944	4.35%
Senior and subordinated debt	592,495	30,556	6.88%	604,146	32,526	7.18%
Other interest-bearing liabilities	21,029	657	4.18%	22,861	907	5.30%
Total funding	4,568,920	142,799	4.18%	3,573,561	128,110	4.79%
Total interest-bearing liabilities and related interest expense	36,610,671	$730,438	2.67%	32,458,126	$737,250	3.04%
Noninterest-bearing demand deposits	6,815,928			5,695,818
Other liabilities	449,275			477,597
Stockholders’ equity	5,433,058			4,728,828
Total liabilities and stockholders’ equity	$49,308,932			$43,360,369
Interest rate spread			2.62%			2.45%
Net free funds			0.52%			0.57%
Fully tax-equivalent net interest income and net interest margin		$1,066,844	3.14%		$903,867	3.02%
Fully tax-equivalent adjustment		(12,365)			(12,705)
Net interest income		$1,054,479			$891,163
(a) Prior period has been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Loans held for sale have been included in the average balances.

Table 2 Net Interest Income Analysis

	Three Months Ended,
	Sep 30, 2026			June 30, 2026			Sep 30, 2025(a)
(Dollars in thousands)	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets
Earning assets
Loans(b)(c)
Commercial and industrial	$13,419,967	$203,370	6.01%	$13,185,643	$197,248	6.00%	$11,367,533	$187,046	6.53%
Commercial real estate—owner occupied	1,570,109	22,270	5.63%	1,577,489	22,000	5.59%	1,105,787	15,827	5.68%
Commercial and business lending	14,990,076	225,640	5.97%	14,763,132	219,248	5.96%	12,473,319	202,873	6.45%
Commercial real estate—investor	6,464,811	98,026	6.02%	6,502,707	99,131	6.11%	5,300,765	87,114	6.52%
Real estate construction	2,609,406	44,332	6.74%	2,410,500	40,425	6.73%	1,991,565	36,770	7.32%
Commercial real estate lending	9,074,217	142,358	6.23%	8,913,207	139,556	6.28%	7,292,330	123,884	6.74%
Total commercial	24,064,293	367,998	6.07%	23,676,339	358,804	6.08%	19,765,649	326,757	6.56%
Residential mortgage	6,849,299	65,911	3.85%	6,916,754	65,963	3.81%	6,987,858	65,553	3.75%
Auto finance	4,082,986	59,941	5.82%	4,044,290	58,768	5.83%	3,000,978	42,230	5.58%
Home equity	836,914	13,391	6.39%	817,378	13,096	6.41%	690,330	12,641	7.32%
Other consumer	363,543	9,665	10.55%	415,476	10,388	10.03%	305,644	8,972	11.65%
Total consumer	12,132,742	148,908	4.89%	12,193,898	148,215	4.87%	10,984,811	129,396	4.70%
Total loans	36,197,035	516,906	5.67%	35,870,237	507,019	5.67%	30,750,460	456,153	5.89%
Investments
Taxable securities	7,963,260	87,551	4.40%	8,153,435	88,347	4.33%	6,767,664	73,727	4.36%
Tax-exempt securities(b)	1,941,019	17,101	3.52%	1,971,946	17,373	3.52%	1,997,416	17,580	3.52%
Other short-term investments	1,401,842	16,109	4.56%	1,291,636	14,694	4.56%	1,046,723	13,353	5.06%
Total investments	11,306,121	120,761	4.27%	11,417,017	120,414	4.22%	9,811,804	104,660	4.26%
Total earning assets and related interest income	47,503,156	$637,667	5.34%	47,287,254	$627,433	5.32%	40,562,264	$560,813	5.50%
Other assets, net	4,096,534			3,948,588			3,452,939
Total assets	$51,599,690			$51,235,842			$44,015,203
Liabilities and stockholders' equity
Interest-bearing liabilities
Interest-bearing deposits
Savings	$6,187,886	$21,207	1.36%	$6,046,605	$19,815	1.31%	$5,338,129	$19,042	1.42%
Interest-bearing demand	9,035,081	40,602	1.78%	8,720,180	37,161	1.71%	7,898,770	44,763	2.25%
Money market	7,619,006	46,757	2.43%	7,641,652	45,976	2.41%	5,860,802	38,061	2.58%
Network transaction deposits	1,869,045	17,727	3.76%	1,879,876	17,459	3.73%	1,933,659	21,276	4.37%
Brokered CDs	3,920,540	39,334	3.98%	4,085,995	40,487	3.97%	3,916,329	42,878	4.34%
Other time deposits	4,963,185	42,974	3.44%	4,945,821	42,867	3.48%	3,961,522	36,323	3.64%
Total interest-bearing deposits	33,594,743	208,601	2.46%	33,320,129	203,765	2.45%	28,909,211	202,344	2.78%
Federal funds purchased and securities sold under agreements to repurchase	337,397	3,008	3.54%	460,414	4,085	3.56%	227,460	2,107	3.68%
FHLB advances	3,528,243	34,138	3.84%	3,733,950	35,052	3.77%	3,181,903	35,965	4.48%
Senior and subordinated debt	590,928	10,231	6.93%	592,195	10,163	6.86%	593,045	10,741	7.24%
Other interest-bearing liabilities	35,181	352	3.97%	16,430	190	4.64%	19,276	212	4.36%
Total funding	4,491,749	47,729	4.22%	4,802,989	49,490	4.13%	4,021,685	49,025	4.85%
Total interest-bearing liabilities and related interest expense	38,086,492	$256,330	2.67%	38,123,118	$253,255	2.66%	32,930,896	$251,369	3.03%
Noninterest-bearing demand deposits	7,371,331			7,062,098			5,796,676
Other liabilities	484,357			422,642			466,482
Stockholders’ equity	5,657,510			5,627,984			4,821,150
Total liabilities and stockholders’ equity	$51,599,690			$51,235,842			$44,015,203
Interest rate spread			2.67%			2.65%			2.47%
Net free funds			0.53%			0.52%			0.57%
Fully tax-equivalent net interest income and net interest margin		$381,337	3.20%		$374,178	3.17%		$309,444	3.04%
Fully tax-equivalent adjustment		(4,086)			(4,139)			(4,222)
Net interest income		$377,251			$370,039			$305,222
(a) Prior period has been adjusted to conform with current period presentation.
(b) The yield on tax-exempt loans and securities is computed on a fully tax-equivalent basis using a tax rate of 21%.
(c) Loans held for sale have been included in the average balances.

Notable Contributions to the Change in Net Interest Income
•Fully tax-equivalent net interest income and net interest income increased $163.0 million and $163.3 million, respectively or 18%, as compared to the first nine months of 2025. The average yield on earning assets decreased 19 bp, while the cost of interest-bearing liabilities decreased 37 bp from the first nine months of 2025. The increase in net interest income was primarily driven by growth in average earning assets resulting from the American National acquisition in the second quarter of 2026. In addition, the continued shift in the asset mix away from lower-yielding residential mortgages toward higher-yielding commercial loans partially offset the impact of lower market rates on earning asset yields, while rates paid on interest-bearing liabilities decreased due to lower market rates and a favorable shift in deposit mix toward lower-cost products. As a result, reductions in funding costs more than offset the decline in earning asset yields. See sections Interest Rate Risk and Quantitative and Qualitative Disclosures about Market Risk for a discussion of interest rate risk and market risk.
•Average earning assets increased $5.4 billion, or 14%, from the first nine months of 2025. Average loans increased $4.0 billion, or 13%, from the first nine months of 2025, primarily driven by loans acquired from American National as well as organic increases in commercial and industrial, auto finance, and real estate construction loans, partially offset by a decrease in residential mortgage loans as a result of the Corporation's focus on relationship-based lending and balance sheet remix. Average investments increased $1.4 billion, or 15%, from the first nine months of 2025 due to the American National acquisition.
•    Average interest-bearing liabilities increased $4.2 billion, or 13%, compared to the first nine months of 2025. Average interest-bearing deposits increased $3.2 billion, or 11% from the first nine months of 2025. This was primarily driven by the acquisition of American National along with organic increases in other time deposits and savings, partially offset by a decrease in brokered CDs. Average total funding increased $1.0 billion, or 28%, from the first nine months of 2025, primarily driven by an increase in FHLB advances related to funding for continued loan growth. Average noninterest-bearing demand deposits increased $1.1 billion, or 20%, driven by deposits acquired from the American National acquisition and organic growth from the first nine months of 2025.
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
Noninterest Income
Table 3 Noninterest Income

	Nine months ended			Three months ended					QTD % Change vs
(Dollars in thousands, except as noted)	Sep 30, 2026	Sep 30, 2025	YTD % Change	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2026	Sep 30, 2025
Wealth management fees	$77,596	$70,837	10%	$26,161	$26,217	$25,219	$25,742	$25,315	—%	3%
Service charges and deposit account fees	46,709	39,822	17%	16,793	15,863	14,054	13,827	13,861	6%	21%
Card-based fees	40,289	33,950	19%	14,549	14,161	11,579	12,679	12,308	3%	18%
Other fee-based revenue	17,250	15,659	10%	6,630	5,758	4,862	5,557	5,414	15%	22%
Capital markets, net	24,720	20,873	18%	10,702	7,476	6,543	11,175	10,764	43%	(1)%
Mortgage banking, net	10,653	11,577	(8)%	1,765	2,777	6,111	2,926	3,541	(36)%	(50)%
Loss on mortgage portfolio sale	—	(6,976)	(100)%	—	—	—	—	—	—%	—%
Bank and corporate owned life insurance	13,122	13,391	(2)%	4,691	4,615	3,816	3,804	4,051	2%	16%
Asset gains, net	4,305	727	492%	2,676	789	840	838	3,340	239%	(20)%
Investment securities (losses) gains, net	(40)	13	(408)%	(46)	35	(28)	37	1	(231)%	N/M
Other	8,783	$7,147	23%	3,210	2,707	2,861	2,799	2,670	19%	20%
Total noninterest income	$243,387	$207,019	18%	$87,131	$80,398	$75,857	$79,384	$81,265	8%	7%
Assets under management, at market value(a)				16,818	17,009	15,708	16,132	16,178	(1)%	4%
N/M = Not meaningful
(a) In millions. Excludes assets held in brokerage accounts.

Notable Contributions to the Change in Noninterest Income
•Wealth management fees increased $6.8 million compared to the first nine months of 2025, primarily due to increased assets under management.
•Service charges and deposit account fees increased $6.9 million compared to the first nine months of 2025, due to organic increases in business demand deposit and overdraft account fees as well as additional income from American National deposit accounts acquired.
•Card-based fees increased $6.3 million compared to the first nine months of 2025, due to organic increases in interchange fee income as well as additional income from increased card-based activity as a result of the American National acquisition.
•Capital markets, net increased $3.8 million compared to the first nine months of 2025, primarily from increased syndication fees.
•Loss on mortgage portfolio sale decreased $7.0 million compared to the first nine months of 2025, due to the balance sheet repositioning completed during the first quarter of 2025.
•Asset gains, net increased $3.6 million compared to the first nine months of 2025, primarily due to valuation changes on deferred compensation plan assets whose impact is fully offset in personnel expense. The increase in asset gains, net was also driven by an increase in equity investment valuations, partially offset by losses on leases.
Noninterest Expense
Table 4 Noninterest Expense

	Nine months ended			Three months ended					QTD % Change vs
(Dollars in thousands)	Sep 30, 2026	Sep 30, 2025	YTD % Change	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025	Jun 30, 2026	Sep 30, 2025
Personnel	$450,054	$386,593	16%	$153,714	$161,168	$135,172	$135,130	$135,703	(5)%	13%
Technology	105,328	82,237	28%	42,725	32,867	29,736	28,641	28,590	30%	49%
Occupancy	43,369	40,782	6%	15,552	14,091	13,725	14,229	12,757	10%	22%
Business development and advertising	25,851	22,496	15%	9,477	8,548	7,827	9,118	8,362	11%	13%
Equipment	16,514	13,389	23%	5,480	5,423	5,610	6,888	4,368	1%	25%
Legal and professional	33,228	17,989	85%	9,053	17,454	6,721	5,945	5,232	(48)%	73%
Loan and foreclosure costs	5,298	6,937	(24)%	2,039	1,552	1,707	1,327	1,638	31%	24%
FDIC assessment	31,234	30,124	4%	11,802	10,595	8,837	6,589	9,980	11%	18%
Other intangible amortization	15,990	6,608	142%	6,894	6,894	2,203	2,203	2,203	—%	213%
Other	24,520	29,017	(15)%	3,606	13,290	7,625	9,396	7,369	(73)%	(51)%
Total noninterest expense	$751,386	$636,173	18%	$260,342	$271,882	$219,163	$219,466	$216,202	(4)%	20%

Average FTEs excluding overtime	4,173	3,990	5%	4,259	4,321	3,934	3,919	3,982	(1)%	7%
Annualized noninterest expense / average assets	2.04%	1.96%		2.00%	2.13%	1.97%	1.96%	1.95%
Notable Contributions to the Change in Noninterest Expense
•Personnel expense increased $63.5 million compared to the first nine months of 2025, primarily due to increased recurring costs associated with employees added through the American National acquisition. The increase also reflected nonrecurring severance costs and retention bonuses related to integration activities.
•Technology expense increased $23.1 million compared to the first nine months of 2025, driven by an increase in ongoing subscription costs as well as nonrecurring termination fees for subscriptions associated with the integration of American National.
•Business development and advertising increased $3.4 million compared to the first nine months of 2025, driven by marketing and advertising initiatives and nonrecurring advertising expenses associated with the American National acquisition.
•Equipment expense increased $3.1 million compared to the first nine months of 2025, driven by increased equipment and supplies purchased for newly acquired American National locations and employees.

•Legal and professional expense increased $15.2 million compared to the first nine months of 2025, primarily due to nonrecurring expenses related to the American National acquisition.
•Other intangible amortization increased $9.4 million compared to the first nine months of 2025, driven by additional amortization related to core deposit intangibles recognized as part of the American National acquisition.
•Other expense decreased $4.5 million compared to the first nine months of 2025, driven by gains on sale of an OREO property and decreased OREO writedowns. These were partially offset by increased card-based expenses due to increased activity as a result of the American National acquisition.
Income Taxes
The Corporation records income tax expense during interim periods based on the best estimate of the full year's effective tax rate as adjusted for discrete items, if any, taken into account in the relevant interim period. Each quarter, the Corporation updates its estimate of the annual effective tax rate and the effect of any change in the estimated rate is recorded on a cumulative basis. The Corporation recognized income tax expense of $112.3 million for the nine months ended September 30, 2026, compared to income tax expense of $77.4 million for the nine months ended September 30, 2025. The Corporation's effective tax rate from continuing operations was 22.37% and 18.64% for the nine months ended September 30, 2026, and 2025, respectively. The increase in income tax expense of $34.9 million and higher effective tax rate during the first nine months of 2026 as compared to the same period of 2025 were primarily due to the net impact of several discrete items from 2025 that resulted in the release of a portion of the valuation allowance, which did not reoccur in 2026. Additionally, the Corporation recognized higher net income before tax for the nine months ended September 30, 2026, which reduced the relative impact of any recurring favorable rate drivers.
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

Balance Sheet Analysis
•At September 30, 2026, total assets were $51.4 billion, up $6.2 billion, or 14%, from December 31, 2025.
◦Cash and due from banks were $644.5 million at September 30, 2026, up $69.8 million, or 12%, from December 31, 2025. Interest bearing deposits in other financial institutions were $982.9 million at September 30, 2026, down $161.3 million, or 14%, from December 31, 2025. See the Consolidated Statements of Cash Flows for detailed information on those fluctuations.
◦Available for sale investment securities were $6.2 billion at September 30, 2026, up $801.3 million or 15%, from December 31, 2025. Changes were primarily driven by the acquisition, sale, and reinvestment of the proceeds of the investment securities from the American National acquisition. See Note 3 Business Combinations and Note 6 Investment Securities of the notes to consolidated financial statements for additional detail.
◦Regulatory stocks of $304.3 million at September 30, 2026 were up $51.8 million, or 21%, from December 31, 2025 primarily due to increases in FHLB advances to fund loan growth, which required additional purchases of FHLB stock. Increases in FRB stock were also required due to the increase in capital used to fund the American National acquisition.
◦Loans of $36.5 billion at September 30, 2026 were up $5.4 billion, or 17%, from December 31, 2025 primarily due to the American National acquisition and continued organic growth in the commercial and business lending portfolio. See Note 3 Business Combinations and Note 7 Loans of the notes to consolidated financial statements and Table 5 Period End Loan Composition below for additional detail.
◦Premises and equipment of $447.1 million at September 30, 2026, up $65.5 million, or 17% from December 31, 2025, primarily due to assets acquired from the American National acquisition. Other intangible assets, net of $110.1 million at September 30, 2026, increased $87.2 million, or 382% from December 31, 2025, due to the additional CDI recognized as part of the American National acquisition. See Note 3 Business Combinations of the notes to consolidated financial statements for additional detail.
•At September 30, 2026, total liabilities were $45.9 billion, up $5.7 billion, or 14%, from December 31, 2025.
◦Total deposits of $40.4 billion at September 30, 2026 were up $4.8 billion or 14%, from December 31, 2025. The increase was primarily due to deposits assumed from the American National acquisition as well as organic growth in the customer base. See Note 3 Business Combinations for additional detail.
◦Federal funds purchased and securities sold under agreements to repurchase was $266.3 million at September 30, 2026, down $41.5 million, or 13%, from December 31, 2025. FHLB advances of $4.0 billion at September 30, 2026 were up $693.0 million, or 21%, from December 31, 2025. These changes were primarily driven by funding needs associated with loan growth and a mix shift from federal funds purchased and securities sold under agreements to repurchase to FHLB advances. See Note 9 Short and Long-Term Funding of the notes to consolidated financial statements for additional details.
◦Accrued expenses and other liabilities of $676.9 million at September 30, 2026 were up $213.8 million or 46% from December 31, 2025 primarily due to changes within the customer back-to-back derivative portfolio as a result of interest rate increases.
•At September 30, 2026, the loans to deposits ratio was 90.44%, up from 87.65% at December 31, 2025.
•At September 30, 2026, total stockholders' equity was $5.5 billion, up $500.3 million, or 10%, from December 31, 2025 primarily due to the issuance of additional shares of the Corporation's common stock in connection with the acquisition of American National. This was partially offset by the repurchase of $100.0 million of the Corporation's common stock in association with an accelerated share repurchase agreement executed during the third quarter of 2026.

Loans
Table 5 Period End Loan Composition

	Sep 30, 2026		Jun 30, 2026		Mar 31, 2026		Dec 31, 2025		Sep 30, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial and industrial	$13,804,140	38%	$13,750,175	38%	$12,339,597	39%	$11,799,757	38%	$11,567,651	37%
Commercial real estate — owner occupied	1,601,925	4%	1,575,445	4%	1,193,778	4%	1,186,324	4%	1,149,939	4%
Commercial and business lending	15,406,065	42%	15,325,620	42%	13,533,375	43%	12,986,081	42%	12,717,590	41%
Commercial real estate — investor	6,494,991	18%	6,492,950	18%	5,266,584	16%	5,246,030	17%	5,369,441	17%
Real estate construction	2,601,571	7%	2,546,186	7%	2,117,479	7%	1,994,642	6%	1,958,766	6%
Commercial real estate lending	9,096,562	25%	9,039,136	25%	7,384,063	23%	7,240,672	23%	7,328,207	24%
Total commercial	24,502,627	67%	24,364,756	67%	20,917,438	66%	20,226,753	65%	20,045,797	65%
Residential mortgage	6,740,214	19%	6,808,398	19%	6,727,734	21%	6,793,957	22%	6,858,285	22%
Auto finance	4,093,215	11%	4,044,416	11%	3,136,334	10%	3,106,498	10%	3,041,644	10%
Home equity	848,507	2%	826,343	2%	706,075	2%	713,271	2%	698,112	2%
Other consumer	335,308	1%	423,127	1%	310,583	1%	323,135	1%	308,126	1%
Total consumer	12,017,244	33%	12,102,284	33%	10,880,726	34%	10,936,861	35%	10,906,167	35%
Total loans	$36,519,871	100%	$36,467,040	100%	$31,798,164	100%	$31,163,614	100%	$30,951,964	100%
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

The Corporation’s loan distribution and interest rate sensitivity as of September 30, 2026 are summarized in the following table:
Table 6 Loan Distribution and Interest Rate Sensitivity

(Dollars in thousands)	Within 1 Year(a)	1-5 Years	5-15 Years	Over 15 Years	Total	% of Total
Fixed rate
Commercial and industrial	$4,931,587	$1,416,323	$340,953	$16	$6,688,879	18%
Commercial real estate — owner occupied	155,423	457,712	67,664	6,840	687,639	2%
Commercial and business lending	5,087,010	1,874,035	408,617	6,856	7,376,518	20%
Commercial real estate — investor	675,697	618,093	92,622	5,227	1,391,639	4%
Real estate construction	352,928	110,462	17,175	9,522	490,087	1%
Commercial real estate lending	1,028,625	728,555	109,797	14,749	1,881,726	5%
Total commercial	6,115,635	2,602,590	518,414	21,605	9,258,244	25%
Residential mortgage	22,103	72,034	290,395	3,874,205	4,258,737	12%
Auto finance	24,399	2,378,160	1,690,656	—	4,093,215	11%
Home equity	2,204	4,592	21,871	6,783	35,450	—%
Other consumer	6,897	31,185	17,174	4,162	59,418	—%
Total consumer	55,603	2,485,971	2,020,096	3,885,150	8,446,820	23%
Total fixed rate loans	$6,171,238	$5,088,561	$2,538,510	$3,906,755	$17,705,064	48%
Floating or adjustable rate
Commercial and industrial	$6,978,317	$126,010	$3,325	$7,609	$7,115,261	20%
Commercial real estate — owner occupied	817,005	96,526	755	—	914,286	2%
Commercial and business lending	7,795,322	222,536	4,080	7,609	8,029,547	22%
Commercial real estate — investor	4,849,055	250,189	3,753	355	5,103,352	14%
Real estate construction	2,088,711	22,773	—	—	2,111,484	6%
Commercial real estate lending	6,937,766	272,962	3,753	355	7,214,836	20%
Total commercial	14,733,088	495,498	7,833	7,964	15,244,383	42%
Residential mortgage	242,082	1,038,205	1,201,136	54	2,481,477	7%
Home equity	784,549	27,884	559	65	813,057	2%
Other consumer	275,890	—	—	—	275,890	1%
Total consumer	1,302,521	1,066,089	1,201,695	119	3,570,424	10%
Total floating or adjustable rate loans	$16,035,609	$1,561,587	$1,209,528	$8,083	$18,814,807	52%

Total loans	$22,206,847	$6,650,148	$3,748,038	$3,914,838	$36,519,871	100%
(a) Demand loans, past due loans, overdrafts, and credit cards are reported in the “Within 1 Year” category.
At September 30, 2026, $25.0 billion, or 68%, of the loans outstanding and $21.4 billion, or 87%, of the commercial loans outstanding were floating rate, adjustable rate, re-pricing within one year, or maturing within one year.
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
The loan portfolio is widely diversified by types of borrowers, industry groups, and market areas primarily within the Corporation's lending footprint. Significant loan concentrations are considered to exist when there are amounts loaned to numerous borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2026, no significant concentrations existed in the Corporation’s portfolio in excess of 10% of total loan exposure.
Commercial and business lending: The commercial and business lending classification primarily includes commercial loans to large corporations, middle market companies, small businesses, and asset-based lending and equipment financing.

Table 7 Largest Commercial and Industrial Industry Group Exposures, by NAICS Subsector

Sep 30, 2026	NAICS Subsector	Outstanding Balance	Total Exposure	% of Total Loan Exposure
(Dollars in thousands)
Utilities(a)	221	$3,358,896	$4,252,965	8%
Real Estate(b)	531	2,429,356	3,985,624	8%
Credit Intermediation and Related Activities(c)	522	871,105	1,628,221	3%
Merchant Wholesalers, Durable Goods	423	851,822	1,432,277	3%
Insurance Carriers and Related Activities	524	488,690	1,025,922	2%
(a) 72% of the total utilities exposure comes from renewable energy sources (wind, solar, hydroelectric, and geothermal).
(b) 64% of the total real estate exposure comes from REIT lines.
(c) 68% of credit intermediation and related activities exposure comes from mortgage warehouse lines.
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
Table 8 Largest Commercial Real Estate - Investor Property Type Exposures

Sep 30, 2026	% of Total Loan Exposure	% of Total Commercial Real Estate - Investor Loan Exposure
Multi-Family	5%	39%
Industrial	3%	24%
Office	2%	15%
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
Table 9 Largest Real Estate Construction Property Type Exposures

Sep 30, 2026	% of Total Loan Exposure	% of Total Real Estate Construction Loan Exposure
Multi-Family	5%	47%
Industrial	2%	20%
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

Residential mortgages: Residential mortgage loans are primarily first-lien home mortgages with a maximum loan-to-collateral value without credit enhancement (e.g. private mortgage insurance) of 80%. The residential mortgage portfolio is focused primarily in the Corporation's six-state branch footprint, with approximately 94% of the outstanding loan balances in the Corporation's branch footprint at September 30, 2026. The rates on adjustable rate mortgages adjust based upon the movement in the underlying index which is then added to a margin and rounded to the nearest 0.125%. That result is then subjected to any periodic caps to produce the borrower's interest rate for the coming term. Adjustable rate mortgages are typically offered with an initial fixed rate term of 5, 7 or 10 years.
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
Indirect Auto: The Corporation currently purchases retail sales contracts via a network of approved dealerships across 22 states throughout the Northeast, Mid-Atlantic, Midwest, and Great Plains regions of the United States. The dealerships finance the sale of automobiles and other recreational vehicles as the initial lender and then assign the contracts to the Corporation pursuant to dealer agreements. The Corporation’s underwriting and pricing guidelines are based on a dual risk grade derived from a combination of FICO auto score and proprietary internal custom score. Minimum grade and FICO score standards ensure the credit risk is appropriately managed to the Corporation’s risk appetite. Further, the grade influences loan-specific parameters such as vehicle age, term, LTV, loan amount, mileage, payment and debt service thresholds, and pricing. Maximum loan terms offered are 84 months on select grades with vehicle age, mileage, and other limitations in place to qualify. The program is designed to capture primarily prime and super prime contracts. Contracts for other recreational vehicles is a legacy business inherited from the acquisition of American National and is in runoff.
Other consumer: Other consumer consists of credit cards, revolving credit plans, and student loans. Credit risk for other consumer loans is influenced by general economic conditions, the characteristics of individual borrowers, and the nature of the loan collateral. Risks of loss are generally on smaller average balances per loan spread over many borrowers. Once charged off, there is usually less opportunity for recovery of these smaller consumer loans. Credit risk is primarily controlled by reviewing the creditworthiness of the borrowers, monitoring payment histories, and taking appropriate collateral and guarantee positions.
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

Table 10 Nonperforming Assets

(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Nonperforming assets
Commercial and industrial	$64,960	$44,388	$19,606	$7,178	$12,802
Commercial real estate — owner occupied	1,658	3,255	34	203	203
Commercial and business lending	66,618	47,643	19,640	7,381	13,006
Commercial real estate — investor	14,115	11,184	8,078	8,311	7,333
Real estate construction	4,533	2,974	25	144	145
Commercial real estate lending	18,648	14,158	8,103	8,455	7,478
Total commercial	85,266	61,801	27,743	15,836	20,484
Residential mortgage	77,924	70,335	66,890	68,492	69,093
Auto finance	12,871	10,973	8,888	8,271	8,218
Home equity	7,320	6,582	6,950	7,774	8,299
Other consumer	55	262	110	55	85
Total consumer	98,170	88,152	82,838	84,592	85,696
Total nonaccrual loans	183,436	149,953	110,581	100,428	106,179
Commercial real estate owned	13,496	28,856	25,530	25,530	27,203
Residential real estate owned	1,583	2,690	3,692	2,414	1,816
Bank properties real estate owned(a)	2,822	2,506	3,312	72	249
OREO	17,901	34,052	32,534	28,016	29,268
Repossessed assets	1,365	1,293	806	757	789
Total nonperforming assets	$202,702	$185,298	$143,921	$129,201	$136,236
Accruing loans past due 90 days or more
Commercial	$7,196	$565	$385	$370	$395
Consumer(b)	2,233	1,723	2,105	2,444	2,297
Total accruing loans past due 90 days or more	$9,429	$2,288	$2,490	$2,814	$2,692
Restructured loans (accruing)
Commercial	$301	$367	$461	$458	$458
Consumer	4,823	5,888	5,849	5,584	4,280
Total restructured loans (accruing)	$5,124	$6,255	$6,310	$6,042	$4,738
Nonaccrual restructured loans (included in nonaccrual loans)	$6,291	$5,068	$4,424	$3,472	$3,899
Ratios
Nonaccrual loans to total loans	0.50%	0.41%	0.35%	0.32%	0.34%
NPAs to total loans plus OREO and repossessed assets	0.55%	0.51%	0.45%	0.41%	0.44%
NPAs to total assets	0.39%	0.36%	0.32%	0.29%	0.31%
Allowance for credit losses on loans to nonaccrual loans	267.60%	329.75%	384.36%	417.56%	390.49%
Accruing loans 30-89 days past due
Commercial and industrial	$3,517	$10,668	$24,253	$2,683	$1,071
Commercial real estate — owner occupied	139	893	345	34	—
Commercial and business lending	3,656	11,561	24,598	2,717	1,071
Commercial real estate — investor	1,470	3,089	33,487	19,405	14,190
Real estate construction	1,033	1,437	—	117	21
Commercial real estate lending	2,503	4,526	33,487	19,522	14,211
Total commercial	6,159	16,087	58,085	22,239	15,282
Residential mortgage	20,045	14,034	7,755	13,135	12,684
Auto finance	46,182	20,367	14,549	16,445	14,013
Home equity	5,008	4,536	2,742	3,779	4,265
Other consumer(b)	2,382	2,988	2,173	2,704	2,728
Total consumer	73,617	41,925	27,219	36,063	33,689
Total accruing loans 30-89 days past due	$79,776	$58,012	$85,304	$58,302	$48,971
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
To assess the appropriateness of the ACLL, the Corporation focuses on the evaluation of many factors, including but not limited to: evaluation of facts and issues related to specific loans, management’s ongoing review and grading of the loan portfolio, credit report refreshes, consideration of historical loan loss and delinquency experience on each portfolio category, trends in past due and nonaccrual loans, the risk characteristics of the various classifications of loan segments, changes in the size and character of the loan portfolio, concentrations of loans to specific borrowers or industries, existing economic conditions and economic forecasts, the fair value of underlying collateral, funding assumptions on lines, and other qualitative and quantitative factors which could affect potential credit losses. The forecast the Corporation used for September 30, 2026 was the Moody's baseline scenario from August 2026, which was reviewed against the September 2026 baseline scenario with no material updates made, over a two year reasonable and supportable period with straight-line reversion to historical losses over the second year of the period. Assessing these factors involves significant judgment. Because each of the criteria used is subject to change, the ACLL is not necessarily indicative of the trend of future credit losses on loans in any particular segment. Therefore, management considers the ACLL a critical accounting estimate, see section Critical Accounting Estimates in the Corporation's 2025 Annual Report on Form 10-K for additional information on the ACLL. See section Nonperforming Assets for a detailed discussion on asset quality. See also Note 7 Loans of the notes to consolidated financial statements for additional ACLL disclosures. Table 5 provides information on loan growth and period end loan composition, Table 10 provides additional information regarding NPAs, and Table 11 and Table 12 provide additional information regarding activity in the ACLL.
The loan segmentation used in calculating the ACLL at September 30, 2026 and December 31, 2025 was generally comparable. The methodology to calculate the ACLL consists of the following components: a valuation allowance estimate is established for commercial and consumer loans determined by the Corporation to be individually evaluated, using discounted cash flows, estimated fair value of underlying collateral, and/or other data available. Loans are segmented for criticized loan pools by loan type as well as for non-criticized loan pools by loan type, primarily based on risk rating rates after considering loan type, historical loss and delinquency experience, credit quality, and industry classifications. Loans that have been criticized are considered to have a higher risk of default than non-criticized loans, as circumstances were present to support the lower loan grade, warranting higher loss factors. Additionally, management allocates ACLL to absorb losses that may not be provided for by the other components due to qualitative factors evaluated by management, such as limitations within the credit risk grading process, known current economic or business conditions that may not yet show in trends, industry or other concentrations with current issues that impose higher inherent risks than are reflected in the loss factors, and other relevant considerations. The total allowance is available to absorb losses from any segment of the loan portfolio.

Table 11 Allowance for Credit Losses on Loans

	YTD		Quarter Ended
(Dollars in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Allowance for loan losses
Balance at beginning of period	$378,068	$363,545	$443,729	$385,756	$378,068	$378,341	$376,515
Provision for loan losses recorded at acquisition	397	—	—	397	—	—	—
Initial allowance for PCD loans	39,512	—	—	39,512	—	—	—
Initial allowance for PSL	28,263	—	—	28,263	—	—	—
Provision for loan losses	41,000	49,500	15,000	13,000	13,000	2,000	15,000
Charge offs	(61,227)	(47,317)	(26,735)	(26,282)	(8,210)	(7,636)	(15,254)
Recoveries	15,111	12,613	9,130	3,083	2,898	5,363	2,081
Net charge offs	(46,116)	(34,704)	(17,605)	(23,199)	(5,312)	(2,273)	(13,173)
Balance at end of period	$441,124	$378,341	$441,124	$443,729	$385,756	$378,068	$378,341
Allowance for unfunded commitments
Balance at beginning of period	$41,276	$38,776	$50,744	$39,276	$41,276	$36,276	$35,276
Initial allowance for PCD unfunded commitments	3,597	—	—	3,597	—	—	—
Initial allowance for purchased seasoned unfunded commitments	1,871	—	—	1,871	—	—	—
Provision for unfunded commitments	3,000	(2,500)	(1,000)	6,000	(2,000)	5,000	1,000
Balance at end of period	$49,744	$36,276	$49,744	$50,744	$39,276	$41,276	$36,276
Allowance for credit losses on loans	$490,868	$414,618	$490,868	$494,473	$425,032	$419,344	$414,618
Provision for credit losses on loans	44,397	47,000	14,000	19,397	11,000	7,000	16,000
Net (charge offs) recoveries
Commercial and industrial	$(32,954)	$(7,782)	$(12,614)	$(17,604)	$(2,736)	$1,524	$(1,230)
Commercial real estate — owner occupied	—	—	—	—	—	(113)	—
Commercial and business lending	(32,954)	(7,782)	(12,614)	(17,604)	(2,736)	1,411	(1,230)
Commercial real estate — investor	(2,210)	(18,315)	—	(2,710)	500	94	(8,930)
Real estate construction	7	152	3	2	2	2	2
Commercial real estate lending	(2,203)	(18,163)	3	(2,708)	502	96	(8,928)
Total commercial	(35,157)	(25,945)	(12,611)	(20,312)	(2,234)	1,507	(10,158)
Residential mortgage	(140)	(335)	(91)	(197)	148	(197)	(231)
Auto finance	(6,979)	(3,713)	(3,628)	(1,508)	(1,843)	(2,010)	(1,505)
Home equity	598	582	(92)	251	439	2	56
Other consumer	(4,438)	(5,293)	(1,183)	(1,433)	(1,822)	(1,575)	(1,336)
Total consumer	(10,959)	(8,759)	(4,994)	(2,887)	(3,078)	(3,780)	(3,015)
Total net charge offs	$(46,116)	$(34,704)	$(17,605)	$(23,199)	$(5,312)	$(2,273)	$(13,173)
Ratios
Allowance for credit losses on loans to total loans			1.34%	1.36%	1.34%	1.35%	1.34%
Allowance for credit losses on loans to net charge offs (annualized)	8.0x	8.9x	7.0x	5.3x	19.7x	46.5x	7.9x
Loan evaluation method for ACLL
Individually evaluated for impairment			$15,671	$18,624	$19,919	$2,992	$4,518
Collectively evaluated for impairment			475,197	475,849	405,113	416,352	410,100
Total ACLL			$490,868	$494,473	$425,032	$419,344	$414,618
Loan balance
Individually evaluated for impairment			$88,923	$65,645	$59,321	$21,651	$19,282
Collectively evaluated for impairment			36,430,948	36,401,395	31,738,843	31,141,963	30,932,683
Total loan balance			$36,519,871	$36,467,040	$31,798,164	$31,163,614	$30,951,964

Table 12 Annualized Net (Charge Offs) Recoveries to Average Loans

	YTD		Quarter Ended
(In basis points)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Net (charge offs) recoveries
Commercial and industrial	(34)	(9)	(37)	(54)	(9)	5	(4)
Commercial real estate — owner occupied	—	—	—	—	—	(4)	—
Commercial and business lending	(31)	(9)	(33)	(48)	(9)	4	(4)
Commercial real estate — investor	(5)	(45)	—	(17)	4	1	(67)
Real estate construction	—	1	—	—	—	—	—
Commercial real estate lending	(3)	(33)	—	(12)	3	1	(49)
Total commercial	(21)	(18)	(21)	(34)	(4)	3	(20)
Residential mortgage	—	(1)	(1)	(1)	1	(1)	(1)
Auto finance	(25)	(17)	(35)	(15)	(24)	(26)	(20)
Home equity	10	12	(4)	12	25	—	3
Other consumer	(163)	(229)	(129)	(138)	(235)	(200)	(173)
Total consumer	(12)	(11)	(16)	(9)	(11)	(14)	(11)
Total net charge offs	(18)	(15)	(19)	(26)	(7)	(3)	(17)
Notable Contributions to the Change in the Allowance for Credit Losses on Loans
•Total nonaccrual loans increased $83.0 million, or 83%, from December 31, 2025, and increased $77.3 million, or 73%, from September 30, 2025. The increase from December 31, 2025 was primarily driven by an organic increase in commercial and industrial, residential mortgage, and auto finance lending, partially offset by a decrease in home equity. Additionally, nonaccrual loans acquired from American National contributed to the increase. The increase from September 30, 2025 was primarily driven by organic increases in commercial and industrial, residential mortgage, CRE - investor, and auto finance lending, partially offset by a decrease in home equity. Additionally, nonaccrual loans acquired from American National contributed to the increase. See Note 7 Loans of the notes to consolidated financial statements and Table 10 for additional disclosures on the changes in asset quality.
•YTD net charge offs increased $11.4 million from September 30, 2025, primarily driven by net charge offs of loans acquired from American National. See Table 11 and Table 12 for additional information on the activity in the ACLL.
Management believes the level of ACLL to be appropriate at September 30, 2026.
Deposits and Customer Funding
The following table summarizes the composition of our deposits and customer funding:
Table 13 Period End Deposit and Customer Funding Composition

	Sep 30, 2026		Jun 30, 2026		Mar 31, 2026		Dec 31, 2025		Sep 30, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,914,688	17%	$6,908,338	17%	$6,125,067	17%	$6,126,632	17%	$5,906,251	17%
Savings	6,216,008	15%	6,171,614	15%	5,660,641	16%	5,471,870	15%	5,380,574	15%
Interest-bearing demand	9,096,012	23%	8,697,879	22%	7,964,665	22%	7,823,362	22%	7,791,861	22%
Money market	7,655,206	19%	7,614,164	19%	6,188,045	17%	6,139,438	17%	5,785,871	17%
Network transaction deposits	1,745,224	4%	1,823,130	5%	1,746,518	5%	2,154,995	6%	2,013,964	6%
Brokered CDs	3,790,075	9%	3,933,787	10%	3,562,752	10%	3,795,133	11%	3,956,517	11%
Other time deposits	4,963,737	13%	4,782,343	12%	4,484,077	13%	4,041,178	11%	4,046,815	12%
Total deposits	$40,380,950	100%	$39,931,255	100%	$35,731,765	100%	$35,552,608	100%	$34,881,853	100%
Other customer funding(a)	66,124		55,371		42,372		47,794		64,570
Total deposits and other customer funding	$40,447,074		$39,986,626		$35,774,137		$35,600,402		$34,946,423
Less: Total network transaction deposits and brokered CDs	5,535,299		5,756,917		5,309,270		5,950,128		5,970,481
Core customer deposits(b) and other customer funding	$34,911,775		$34,229,709		$30,464,867		$29,650,274		$28,975,941
Time deposits of more than $250,000	1,133,822		1,073,890		956,299		834,309		832,718
(a) Includes repurchase agreements.
(b) This is a non-GAAP financial measure. See Table 19 Non-GAAP Measures for a reconciliation to GAAP financial measures.

•Total deposits, which are the Corporation's largest source of funds, increased $4.8 billion, or 14% from December 31, 2025, and increased $5.5 billion, or 16%, from September 30, 2025. The increases from December 31, 2025 and September 30, 2025, were driven by the American National acquisition as well as organic growth in the customer base causing increases in all deposit categories, except network transaction deposits and brokered CDs.
•Estimated uninsured and uncollateralized deposits, excluding intercompany deposits, were 27.3% of total deposits at September 30, 2026 compared to 26.5% at December 31, 2025, and 24.9% at September 30, 2025. The increase was primarily driven by an increase in uninsured balances in business deposit accounts.
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
The Corporation performs dynamic scenario analysis in accordance with industry best practices. Measures have been established to ensure the Corporation has sufficient high quality short-term liquidity to meet cash flow requirements under stressed scenarios. In addition, the Corporation also reviews static measures such as deposit funding as a percent of total assets and liquid asset levels. Strong capital ratios, credit quality, and core earnings are also essential to maintaining cost effective access to wholesale funding markets. At September 30, 2026, the Corporation was in compliance with its internal liquidity objectives and had sufficient asset-based liquidity to meet its obligations even under a stressed scenario.
The Corporation maintains diverse and readily available liquidity sources, including:
•Lines of credit with the Federal Reserve Bank and FHLB, which require eligible loan and investment collateral to be pledged. Based on the amount of collateral pledged, the FHLB established a collateral value from which the Bank may draw advances, and issue letters of credit in favor of public fund depositors, against the collateral. As of September 30, 2026, the Bank had $5.7 billion available for future funding. The Federal Reserve Bank also establishes a collateral value of assets to support borrowings from the discount window. As of September 30, 2026, the Bank had $6.5 billion available for discount window borrowings.
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
Table 14 Liquidity Sources and Uninsured Deposit Coverage Ratio

(Dollars in thousands)	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Federal Reserve Bank balance	$980,172	$1,265,738	$915,691	$1,139,401	$799,991
Available FHLB Chicago capacity	5,723,111	5,330,837	5,574,246	6,221,495	5,943,747
Available Federal Reserve Bank discount window capacity	6,458,767	6,387,365	6,506,759	6,443,766	5,725,892
Funding available within one business day(a)	13,162,050	12,983,940	12,996,696	13,804,662	12,469,630
Available federal funds lines	2,236,000	1,967,000	1,981,000	1,846,000	1,419,000
Available brokered deposits capacity(b)	2,174,679	2,014,958	1,529,791	823,055	697,898
Unsecured debt capacity(c)	1,000,000	1,000,000	1,000,000	1,000,000	1,000,000
Total available liquidity	$18,572,729	$17,965,898	$17,507,487	$17,473,717	$15,586,528
Uninsured and uncollateralized deposits	$11,028,439	$10,590,229	$9,178,436	$9,432,066	$8,697,563
Coverage ratio of uninsured and uncollateralized deposits with secured funding available within one business day	119%	123%	142%	146%	143%
Coverage ratio of uninsured and uncollateralized deposits with total funding	168%	170%	191%	185%	179%
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
For the nine months ended September 30, 2026, net cash provided by operating and financing activities was $672.2 million and $623.6 million, respectively, while investing activities used net cash of $1.4 billion, for a net decrease in cash and cash equivalents of $92.8 million since year-end 2025. At September 30, 2026, assets of $51.4 billion increased $6.2 billion, or 14%, from year-end 2025. On the funding side, deposits of $40.4 billion increased $4.8 billion, or 14% from year-end 2025, short-term funding decreased $41.5 million, or 13%, and FHLB advances increased $693.0 million or 21%.
For the nine months ended September 30, 2025, net cash provided by operating and financing activities was $397.6 million and $1.1 billion, respectively, while investing activities used net cash of $1.2 billion, for a net increase in cash and cash equivalents of $273.2 million since year-end 2024. At September 30, 2025, assets of $44.5 billion increased $1.4 billion, or 3%, from year-end 2024. On the funding side, deposits of $34.9 billion increased $233.4 million, or 1%, from year-end 2024, short-term funding decreased $70.7 million, or 15%, and FHLB advances increased $1.4 billion, or 74%, and senior and subordinated debt decreased $243.6 million, or 29%.
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
The major sources of the Corporation's non-trading interest rate risk are timing differences in the maturity and re-pricing characteristics of assets and liabilities, changes in the shape of the yield curve, and the potential exercise of explicit or embedded options. We measure these risks and their impact by identifying and quantifying exposures through the use of sophisticated simulation and valuation models which are employed by management to understand interest rate sensitive EAR and MVE at risk. The Corporation’s interest rate risk profile is such that, generally, a higher yield curve adds to income while a lower yield curve has a negative impact on earnings. The Corporation's EAR profile is asset sensitive at September 30, 2026.
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
While a gradual shift in interest rates was used in this analysis to provide an estimate of exposure under a probable scenario, an instantaneous shift in interest rates would have a more significant impact. No EAR breaches occurred during the first nine months of 2026.
Table 15 Estimated % Change in Rate Sensitive Earnings at Risk Over 12 Months

	Sep 30, 2026		Dec 31, 2025
	Dynamic Forecast	Static Forecast	Dynamic Forecast	Static Forecast
Gradual Rate Change
100 bp increase in interest rates	1.8%	1.9%	1.5%	2.0%
200 bp increase in interest rates	3.5%	3.7%	2.8%	3.9%
100 bp decrease in interest rates	(1.1)%	(1.3)%	(0.8)%	(1.4)%
200 bp decrease in interest rates	(2.3)%	(2.5)%	(2.2)%	(3.4)%
At September 30, 2026, the MVE profile indicates a decrease in net balance sheet value due to instantaneous upward changes in rates and an increase in net balance sheet value due to instantaneous downward changes in rates.
Table 16 Market Value of Equity Sensitivity

	Sep 30, 2026	Dec 31, 2025
Instantaneous Rate Change
100 bp increase in interest rates	(5.7)%	(5.2)%
200 bp increase in interest rates	(12.1)%	(11.8)%
100 bp decrease in interest rates	4.3%	2.3%
200 bp decrease in interest rates	6.3%	1.4%
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

Contractual Obligations, Commitments, Off-Balance Sheet Arrangements, and Contingent Liabilities
The following table summarizes significant contractual obligations and other commitments at September 30, 2026, at those amounts contractually due to the recipient, including any unamortized premiums or discounts, hedge basis adjustments, or other similar carrying value adjustments.
Table 17 Contractual Obligations and Other Commitments

(in thousands)	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Time deposits	$8,498,819	$235,323	$19,618	$52	$8,753,812
Federal funds purchased and securities sold under agreements to repurchase	266,329	—	—	—	266,329
FHLB advances	3,757,342	202,278	1,492	—	3,961,112
Senior and subordinated debt	—	—	298,636	290,532	589,168
Operating leases	5,738	9,258	7,195	16,446	38,637
Total	$12,528,228	$446,859	$326,941	$307,030	$13,609,058
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
Capital
Management actively reviews capital strategies for the Corporation and each of its subsidiaries in light of perceived business risks, future growth opportunities, industry standards, and compliance with regulatory requirements. The assessment of overall capital adequacy depends on a variety of factors, including asset quality, liquidity, stability of earnings, changing competitive forces, economic conditions in markets served, and strength of management. At September 30, 2026, the capital ratios of the Corporation and its banking subsidiaries were in excess of regulatory minimum requirements. The Corporation’s capital ratios are summarized in the following table.
Table 18 Capital Ratios

	YTD		Quarter Ended
(Dollars in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Risk-based capital(a)
CET1(b)			$4,315,910	$4,304,915	$3,744,610	$3,683,711	$3,584,712
Tier 1 capital			4,510,022	4,499,027	3,938,722	3,877,823	3,778,824
Total capital			5,272,486	5,259,164	4,657,925	4,593,079	4,488,957
Total risk-weighted assets			41,587,042	41,108,330	35,773,810	35,125,680	34,688,358
CET1 capital ratio(b)			10.38%	10.47%	10.47%	10.49%	10.33%
Tier 1 capital ratio			10.84%	10.94%	11.01%	11.04%	10.89%
Total capital ratio			12.68%	12.79%	13.02%	13.08%	12.94%
Tier 1 leverage ratio			8.94%	8.99%	8.98%	8.96%	8.81%
Selected equity and performance ratios
Total stockholders’ equity / total assets			10.65%	10.88%	10.96%	11.01%	10.95%
Average stockholders' equity / average assets	11.02%	10.91%	10.96%	10.98%	11.12%	11.05%	10.95%
Tangible common equity / tangible assets (TCE Ratio)(c)			8.03%	8.27%	8.27%	8.29%	8.18%
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
See Part II, Item 2, Unregistered Sales of Equity Securities and Use of Proceeds, for information on the shares repurchased during the third quarter of 2026.

Non-GAAP Measures
Table 19 Non-GAAP Measures

	YTD		Quarter Ended
(Dollars in thousands)	Sep 30, 2026	Sep 30, 2025	Sep 30, 2026	Jun 30, 2026	Mar 31, 2026	Dec 31, 2025	Sep 30, 2025
Tangible common equity reconciliation
Common equity			$5,281,520	$5,444,011	$4,803,760	$4,781,235	$4,674,186
Less: Goodwill and other intangible assets, net			1,257,140	1,264,034	1,125,639	1,127,842	1,130,044
Tangible common equity for TBV / share and TCE Ratio			$4,024,380	$4,179,977	$3,678,121	$3,653,393	$3,544,142
Tangible assets reconciliation
Total assets			$51,399,852	$51,812,506	$45,593,740	$45,202,596	$44,455,863
Less: Goodwill and other intangible assets, net			1,257,140	1,264,034	1,125,639	1,127,842	1,130,044
Tangible assets for TCE Ratio			$50,142,712	$50,548,472	$44,468,101	$44,074,754	$43,325,819
Average tangible common equity reconciliation
Average common equity	$5,238,946	$4,534,716	$5,463,396	$5,433,872	$4,812,415	$4,713,445	$4,627,038
Less: Average goodwill and other intangible assets, net	1,218,896	1,133,517	1,260,592	1,267,876	1,126,748	1,129,055	1,131,385
Average tangible common equity for ROATCE	$4,020,050	$3,401,200	$4,202,804	$4,165,996	$3,685,667	$3,584,390	$3,495,653
Average tangible assets reconciliation
Average total assets	$49,308,932	$43,360,369	$51,599,690	$51,235,842	$45,018,948	$44,402,771	$44,015,203
Less: Average goodwill and other intangible assets, net	1,218,896	1,133,517	1,260,592	1,267,876	1,126,748	1,129,055	1,131,385
Average tangible assets for return on average tangible assets	$48,090,036	$42,226,853	$50,339,098	$49,967,966	$43,892,200	$43,273,716	$42,883,818
Adjusted net income reconciliation
Net income	$389,785	$337,648	$146,586	$123,564	$119,635	$137,129	$124,732
Other intangible amortization, net of tax	11,993	4,956	5,170	5,170	1,652	1,652	1,652
Adjusted net income for return on average tangible assets	$401,778	$342,604	$151,756	$128,734	$121,287	$138,781	$126,384
Adjusted net income available to common equity reconciliation
Net income available to common equity	$381,160	$329,023	$143,711	$120,689	$116,760	$134,254	$121,857
Other intangible amortization, net of tax	11,993	4,956	5,170	5,170	1,652	1,652	1,652
Adjusted net income available to common equity for ROATCE	$393,153	$333,979	$148,881	$125,859	$118,412	$135,906	$123,509
Period end core customer deposits reconciliation
Total deposits			$40,380,950	$39,931,255	$35,731,765	$35,552,608	$34,881,853
Less: Network transaction deposits			1,745,224	1,823,130	1,746,518	2,154,995	2,013,964
Less: Brokered CDs			3,790,075	3,933,787	3,562,752	3,795,133	3,956,517
Core customer deposits			$34,845,651	$34,174,338	$30,422,495	$29,602,480	$28,911,371
Average core customer deposits reconciliation
Average total deposits	$38,857,679	$34,580,383	$40,966,074	$40,382,227	$35,160,943	$35,628,917	$34,705,887
Less: Average network transaction deposits	1,888,746	1,875,523	1,869,045	1,879,876	1,917,854	2,090,587	1,933,659
Less: Average brokered CDs	3,834,723	4,105,700	3,920,540	4,085,995	3,528,294	3,998,012	3,916,329
Average core customer deposits	$33,134,210	$28,599,160	$35,176,489	$34,416,356	$29,714,795	$29,540,318	$28,855,899
Total expense for efficiency ratios reconciliation
Noninterest expense	$751,386	$636,173	$260,342	$271,882	$219,163	$219,466	$216,202
Less: Other intangible amortization	15,990	6,608	6,894	6,894	2,203	2,203	2,203
Total expense for fully tax-equivalent efficiency ratio	735,396	629,565	253,448	264,988	216,960	217,263	213,999
Less: Acquisition costs(a)	38,734	—	13,258	24,469	1,007	252	—
Total expense for adjusted efficiency ratio	$696,662	$629,565	$240,190	$240,519	$215,953	$217,011	$213,999
Total revenue for efficiency ratios reconciliation
Net interest income	$1,054,479	$891,163	$377,251	$370,039	$307,190	$309,981	$305,222
Noninterest income	243,387	207,019	87,131	80,398	75,857	79,384	81,265
Less: Investment securities (losses) gains, net	(40)	13	(46)	35	(28)	37	1
Fully tax-equivalent adjustment	12,365	12,705	4,086	4,139	4,139	4,196	4,222
Total revenue for fully tax-equivalent efficiency ratio	1,310,271	1,110,874	468,514	454,541	387,214	393,524	390,708
Less: Announced initiatives(b)	—	(6,976)	—	—	—	—	—
Total revenue for adjusted efficiency ratio	$1,310,271	$1,117,850	$468,514	$454,541	$387,214	$393,524	$390,708
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

Sequential Quarter Results
The Corporation reported net income of $146.6 million for the third quarter of 2026, compared to a net income of $123.6 million for the second quarter of 2026. Net income available to common equity was $143.7 million for the third quarter of 2026, or $0.77 and $0.76 for basic and diluted earnings per common share, respectively. Comparatively, the net income available to common equity for the second quarter of 2026 was $120.7 million, or $0.64 and $0.63 for basic and diluted earnings per common share, respectively.
Fully tax-equivalent net interest income for the third quarter of 2026 was $381.3 million, $7.2 million, or 2%, higher than the second quarter of 2026. The increase in net interest income was driven by growth in average loans and an improved interest rate spread aided by the favorable shifts in asset and deposit mix. The net interest margin in the third quarter of 2026 and second quarter of 2026 were 3.20% and 3.17%, respectively.
Average earning assets increased $215.9 million to $47.5 billion in the third quarter of 2026. Driven primarily by growth in commercial and industrial and real estate construction offset by decreases in CRE-owner occupied and residential mortgage, average loans increased $326.8 million, or 1%. Average investments decreased $110.9 million, or 1% as portfolio runoff exceeded reinvestment activity. On the funding side, average total interest-bearing deposits increased $274.6 million, or 1%, primarily driven by growth in interest-bearing demand and savings offset by a reduction in brokered CDs. Due to decreases in FHLB advances and federal funds purchased as growth in lower-cost funding sources, including noninterest-bearing demand deposits, reduced our reliance on wholesale funding sources, average other funding decreased $311.2 million, or 6%.
The provision for credit losses was $14.0 million for the third quarter of 2026 and $19.4 million for the second quarter of 2026. This was due to a decrease in our allowance for unfunded commitments, nominal credit movement, and general macroeconomic trends. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2026 was $87.1 million, up $6.7 million, or 8% from the second quarter of 2026. This is due to an increase in capital markets, net due to higher syndication fee revenue. Additionally, there were increased earnings from our private equity investments in the third quarter of 2026.
Noninterest expense for the third quarter of 2026 was $260.3 million, down $11.5 million, or 4% from the second quarter of 2026. This was primarily driven by lower expenses related to the American National acquisition and a gain on sale of an OREO asset in the third quarter of 2026.
For the third quarter of 2026, the Corporation recognized income tax expense of $43.4 million, compared to an income tax expense of $35.6 million for the second quarter of 2026. The increase in expense from the second quarter of 2026 was primarily attributable to an increase in net income.
Comparable Quarter Results
The Corporation reported net income of $146.6 million for the third quarter of 2026, compared to net income of $124.7 million for the third quarter of 2025. Net income available to common equity was $143.7 million for the third quarter of 2026, or $0.77 and $0.76 for basic and diluted earnings per common share, respectively. Comparatively, net income available to common equity for the third quarter of 2025 was $121.9 million, or $0.73 for both basic and diluted earnings per common share.
Fully tax-equivalent net interest income for the third quarter of 2026 was $381.3 million, $71.9 million, or 23%, higher than the third quarter of 2025. The increase in net interest income was primarily driven by growth from the American National acquisition, along with an improved interest rate spread driven by a reduction in funding costs that outpaced the decline in earning asset yields in the lower interest rate environment. The net interest margin in the third quarter of 2026 and third quarter of 2025 was 3.20% and 3.04%, respectively.
Average earning assets increased $6.9 billion, or 17%, to $47.5 billion in the third quarter of 2026. Average loans increased $5.4 billion, or 18% and average investments increased $1.5 billion, or 15%, primarily due to the American National transaction. In addition to the acquisition, average loans benefited from continued organic growth in commercial and industrial lending and real estate construction. On the funding side, average interest-bearing deposits increased $4.7 billion, or 16%, from the third quarter of 2025, primarily due to the American National acquisition. Interest-bearing deposits also reflected organic growth across deposit categories, partially offset by decreases in network transaction deposits and brokered CDs. Average other funding increased $470.1 million, or 12%, primarily due to increases in FHLB advances and federal funds purchased used to support loan growth.

Back to table of contents
The provision for credit losses was $14.0 million for the third quarter of 2026, compared to a provision of $16.0 million for the third quarter of 2025. This was primarily due to a decrease in the allowance for unfunded commitments. See discussion under sections: Provision for Credit Losses, Nonperforming Assets, and Allowance for Credit Losses on Loans.
Noninterest income for the third quarter of 2026 was $87.1 million, up $5.9 million, or 7%, compared to the third quarter of 2025. This is primarily due to an increase in income from service charges and deposit account fees and card-based fees driven substantially by the American National acquisition.
Noninterest expense for the third quarter of 2026 was $260.3 million, up $44.1 million, or 20%, from the third quarter of 2025. The increase was primarily attributable to the acquisition of American National, including higher personnel costs resulting from increased salaries, health care costs and incentive compensation, increased technology expense primarily related to contract termination costs and subscription fees, higher occupancy expense associated with building maintenance and repairs, and increased amortization expense of the additional CDI recognized as part of the acquisition. These increases were partially offset by a lower other noninterest expense, primarily due to a gain on the sale of an OREO property recognized in the third quarter of 2026.
The Corporation recognized income tax expense of $43.4 million for the third quarter of 2026, compared to income tax expense of $29.6 million for the third quarter of 2025. The increase was primarily due to the increase in net income in the third quarter of 2026 as compared to the third quarter of 2025 reducing the related impact of the Corporation's favorable rate drivers.
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
Table 20 Selected Segment Financial Data

	Three Months Ended Sep 30,			Nine Months Ended Sep 30,
(Dollars in thousands)	2026	2025	% Change	2026	2025	% Change
Corporate and Commercial Specialty
Total revenue	$183,227	$157,115	17%	$497,351	$448,710	11%
Provision for credit losses	19,776	20,424	(3)%	61,723	59,806	3%
Noninterest expense	57,874	57,032	1%	166,004	169,187	(2)%
Income tax expense	19,461	15,055	29%	49,134	41,053	20%
Net income	86,116	64,604	33%	220,490	178,662	23%
Average earning assets	21,491,767	17,716,834	21%	20,296,503	17,409,553	17%
Average loans	21,486,063	17,695,432	21%	20,288,345	17,394,587	17%
Average deposits	9,123,286	7,121,719	28%	8,331,368	7,095,533	17%
Community, Consumer, and Business
Total revenue	$301,380	$267,836	13%	$842,196	$788,618	7%
Provision for credit losses	6,695	6,437	4%	20,086	18,871	6%
Noninterest expense	176,174	159,170	11%	506,658	466,985	8%
Income tax expense	24,887	21,468	16%	66,346	63,580	4%
Net income	93,624	80,761	16%	249,106	239,182	4%
Average earning assets	14,280,845	12,580,401	14%	13,749,605	12,587,872	9%
Average loans	14,277,435	12,576,991	14%	13,746,195	12,584,461	9%
Average deposits	24,926,952	21,470,102	16%	23,920,928	21,317,239	12%
Risk Management and Shared Services
Total net revenue	$(20,225)	$(38,464)	(47)%	$(41,681)	$(139,146)	(70)%
Provision for credit losses	(12,466)	(10,861)	15%	(37,415)	(31,678)	18%
Noninterest expense	26,294	—	N/M	78,724	—	N/M
Income tax benefit	(899)	(6,969)	(87)%	(3,179)	(27,271)	(88)%
Net loss	(33,154)	(20,634)	61%	(79,811)	(80,196)	—%
Average earning assets	11,730,544	10,265,029	14%	11,356,089	9,980,565	14%
Average loans	433,537	478,037	(9)%	433,057	474,442	(9)%
Average deposits	6,915,836	6,114,066	13%	6,605,383	6,167,611	7%
N/M = Not meaningful

Notable Changes in Segment Financial Data
Corporate and Commercial Specialty
•Total revenue and net income increased $48.6 million and $41.8 million respectively from the nine months ended September 30, 2025, attributable to organic growth in commercial and business lending as well as the inclusion of operating results from the recent acquisition of American National.
•Average earning assets and average loans increased $2.9 billion compared to the nine months ended September 30, 2025, primarily driven by the acquisition of American National and continued organic growth in commercial and industrial lending.
•Average deposits increased $1.2 billion from the nine months ended September 30, 2025 due to increases in all major deposit types primarily through the acquisition of American National.
Community, Consumer, and Business
•Average earning assets and average loans both increased by $1.2 billion from the nine months ended September 30, 2025, driven by the acquisition of American National loans with the majority being auto finance loans.
•Average deposits increased $2.6 billion from the nine months ended September 30, 2025, driven by increases in all deposit types through the acquisition of American National and organic growth across all deposit categories excluding brokered CDs and network transaction deposits.
Risk Management and Shared Services
•Total net revenue increased $97.5 million from the nine months ended September 30, 2025, due to an increase in direct interest income due to the increased AFS securities acquired from American National and additional FTP expense being allocated to the other segments based on their related funding mixes.
•Average earning assets increased $1.4 billion from the nine months ended September 30, 2025, due to an increase to the Corporation's investment portfolio following the American National acquisition.
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
Recent Developments
On October 27, 2026, the Corporation’s Board of Directors declared a regular quarterly cash dividend of $0.25 per common share, payable on December 15, 2026, to shareholders of record at the close of business on December 1, 2026.
The Board of Directors also declared a regular quarterly cash dividend of $0.3671875 per depositary share on Associated's 5.875% Perpetual Preferred Stock, Series E, payable on December 15, 2026 to the shareholders of record at the close of business on December 1, 2026.
The Board of Directors also declared a regular quarterly cash dividend of $0.3515625 per depositary share on Associated's 5.625% Perpetual Preferred Stock, Series F, payable on December 15, 2026 to the shareholders of record at the close of business on December 1, 2026.

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
As of September 30, 2026, the Corporation’s management carried out an evaluation, under the supervision and with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2026.
On April 1, 2026, the Corporation completed its acquisition of American National. The Corporation is in the process of integrating the acquired operations, business processes and systems into its overall internal control environment and has begun to extend its oversight and monitoring activities to include the acquired operations. Management's evaluation of internal control over financial reporting as of September 30, 2026 did not include an assessment of the internal control over financial reporting of American National. The Corporation continues evaluating and integrating American National into the Corporation's control environment in connection with the conversion of systems and operations in the fourth quarter of 2026.
Other than the integration activities associated with the American National acquisition, no changes were made to the Corporation’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
During the third quarter of 2026, the Corporation repurchased $101.4 million of common stock, of which $100.0 million were open market repurchases in accordance with an accelerated share repurchase agreement while $1.4 million were repurchases related to tax withholding on equity compensation. The repurchase details are presented in the table below:
Common Stock Purchases

	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(b)
Period
July 1, 2026 - July 31, 2026	44,307	$30.64	—
August 1, 2026 - August 31, 2026	2,537,266	30.88	2,537,266
September 1, 2026 - September 30, 2026	700,693	30.88	700,693
Total	3,282,266	$30.88	3,237,959	3,974,277
(a) During the third quarter of 2026, the Corporation repurchased 44,307 shares for minimum tax withholding settlements on equity compensation. These purchases do not count against the maximum value of shares remaining available for purchase under the Board of Directors' 2026 authorization.
(b) On January 27, 2026 and April 28, 2026, the Board of Directors authorized the repurchase of up to $100 million each of the Corporation's common stock. At September 30, 2026, there remained $113.9 million authorized to be repurchased in the aggregate. Approximately 4.0 million shares of common stock remained available to be repurchased under the Board authorizations based on the closing share price on September 30, 2026.
Repurchases under Board authorized repurchase programs are subject to any necessary regulatory approvals and other limitations and may occur from time to time in open market purchases, block transactions, private transactions, accelerated share repurchases, or similar facilities.

ITEM 5.	Other Information
During the three months ended September 30, 2026, no director or "officer" of the Corporation adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.	Exhibits
(a)    Exhibits:

Exhibit (10.1), Employment Transition - Letter Agreement, between Associated Banc-Corp and Randall J. Erickson, dated September 21, 2026, incorporated by reference to the Corporation's Current Report on Form 8-K dated September 21, 2026.

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

Exhibit (104), The cover page from the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL (Inline Extensible Business Reporting Language) and contained in Exhibits in 101.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ASSOCIATED BANC-CORP
(Registrant)

Date: October 27, 2026	/s/ Andrew J. Harmening
Andrew J. Harmening
President and Chief Executive Officer

Date: October 27, 2026	/s/ Derek S. Meyer
Derek S. Meyer
Chief Financial Officer

Date: October 27, 2026	/s/ Ryan J. Beld
Ryan J. Beld
Chief Accounting Officer